Form 10-Q
period 2007-03-31
SOLERA HOLDINGS LLC
filed 2007-06-25
CIK 1324245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐                                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission File Number 001-33461

Solera Holdings, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-4552341
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6111 Bollinger Canyon Road, Suite 200
San Ramon, California 94583	(925) 866-1100
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer
☐	☐	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

The number of shares outstanding of the issuer’s common stock, as of June 25, 2007, was 64,733,175.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains forward-looking statements within the meaning of the federal securities laws. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies.

These forward looking statements are identified by the use of terms and phrases such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: our dependence on a limited number of customers for a substantial portion of our revenues; continued pricing pressure; implementation of or changes in laws or regulations; the effects of competition in our industry; our ability to increase market share, successfully introduce new software and services and expand our operations to new geographic locations; our ability to anticipate changes in technology and regulatory standards and to successfully develop and introduce new and enhanced software on a timely basis; our limited operating history as a stand-alone company; potential impairment of our significant amount of goodwill and intangible assets; our access to information generated by third parties; system failures or other operational events that impact our ability to deliver software and services in a timely manner; our ability to safeguard our data; risks associated with our extensive global operations; the impact of or our ability to enter into future acquisitions, joint ventures or divestitures; future availability of additional capital; the unpredictability of intellectual property protection and maintenance; any future changes in management or loss of key personnel; the degree to which we are leveraged and the terms of our debt service obligations; the outcome of legal proceedings, and risks associated with establishing and maintaining internal control over financial reporting in compliance with Section 404.

For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in forward-looking statements, see “Item 1A Risk Factors”.

All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

SOLERA HOLDINGS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2007 AND JUNE 30, 2006

(In thousands, except unit amounts)

(Unaudited)

	March 31	June 30
	2007	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$97,393	$88,826
Accounts receivable — net	84,581	58,475
Other current assets	38,652	35,912
Deferred income tax assets	6,347	4,675

Total current assets	226,973	187,888

PROPERTY AND EQUIPMENT — Net	50,935	38,285

OTHER ASSETS	39,273	37,512

LONG TERM DEFERRED INCOME TAX ASSETS	6,669	6,605

GOODWILL	556,733	541,421

INTANGIBLE ASSETS — Net	381,028	441,294

TOTAL	$1,261,611	$1,253,005

LIABILITIES AND UNITHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$31,261	$14,043
Accrued expenses and other current liabilities	108,000	107,479
Income taxes payable	10,248	23,901
Deferred income tax liabilities	1,011	3,525
Current portion of long-term debt	23,189	16,211

Total current liabilities	173,709	165,159

LONG-TERM DEBT	855,759	831,628

OTHER LIABILITIES	14,077	117

LONG-TERM DEFERRED INCOME TAX LIABILITIES	49,240	51,264

Total liabilities	1,092,785	1,048,168

CLASS B REDEEMABLE PREFERRED UNITS — Unlimited units authorized; 204,239 and 204,239 units issued and outstanding as of March 31, 2007 and June 30, 2006, respectively	220,599	207,865

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	9,854	9,375

UNITHOLDERS’ EQUITY (DEFICIT):
Common Units: 150,000,000 units authorized; 31,722,404 and 31,046,962 issued and outstanding as of March 31, 2007 and June 30, 2006, respectively	—	4,907
Deferred unit based compensation	—	(1,446)
Accumulated deficit	(67,765)	(19,627)
Accumulated other comprehensive income	6,138	3,763

Total unitholders’ equity (deficit)	(61,627)	(12,403)

TOTAL	$1,261,611	$1,253,005

See notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTER AND NINE MONTHS ENDED MARCH 31, 2007 AND 2006

(In thousands, except per unit amounts)

(Unaudited)

	Quarter Ended March 31		Nine Months Ended March 31
	2007	2006	2007	2006

Revenues	$121,701	$343	$349,420	$976

Cost of revenues :
Operating expenses	35,313	495	102,847	1,493
Systems development and programming costs	16,059	—	47,993	—

Total cost of revenues (excluding depreciation and amortization)	51,372	495	150,840	1,493

Selling, general and administrative expenses	31,739	652	95,605	1,787
Depreciation and amortization	26,164	44	77,219	123
Restructuring charges	932	—	1,806	—
Interest expense	18,875	1	55,291	3
Other (income) expense — net	(291)	(26)	1,972	(88)

	77,419	671	231,893	1,825

Loss before provision for income taxes and minority interests	(7,090)	(823)	(33,313)	(2,342)

Income tax provision	1,327	1	3,444	1

Minority interest in net income of consolidated subsidiaries	1,334	—	2,861	—

Net loss	(9,751)	(824)	(39,618)	(2,343)

Dividends and redeemable preferred unit accretion	4,267	21	12,735	64

Net loss allocable to common unitholders	$(14,018)	$(845)	$(52,353)	$(2,407)

Net loss allocable to common unitholders per unit:
Basic and diluted	$(0.48)	$(0.06)	$(1.79)	$(0.18)

Weighted average units used in the calculation of net loss per unit allocable to common unitholders:
Basic and diluted	29,306	13,660	29,171	13,660

See notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2007 AND 2006

(In thousands)

(Unaudited)

	Nine Months Ended
	March 31
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,618)	$(2,343)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	77,219	123
Minority interests in net income of consolidated subsidiaries	2,861	—
Provision for doubtful accounts	646	5
Amortization of deferred unit based compensation	552	—
Deferred income taxes	(6,761)	—
Change in fair value of financial instrument	3,454	—
Accrued interest on mezzanine loan	10,246	—
Other	608	—
Changes in operating assets and liabilities — net of effects from acquisition of businesses:
(Increase) decrease in accounts receivable	(20,676)	(192)
Increase in other assets	(5,805)	(414)
Increase in accounts payable	16,049	51
Increase in accrued expenses and other liabilities	1,001	857
Increase in accrued interest	1,540	—

Net cash provided by (used in) operating activities	41,316	(1,913)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23,412)	(197)
Final working capital payment adjustment for acquisition of business	(13,167)	—
Acquisitions of business — net of cash acquired	(1,110)	—

Net cash used in investing activities	(37,689)	(197)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	12,726	—
Repayments under revolving credit facility	(6,000)	—
Repayments of long-term debt	(3,948)	—
Proceeds from sale of Class A common units — net of offering costs	203	—

Net cash provided by financing activities	2,981	—

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,959	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	8,567	(2,110)

CASH AND CASH EQUIVALENTS — Beginning of period	88,826	4,232

CASH AND CASH EQUIVALENTS — End of period	$97,393	$2,122

SUPPLEMENTAL DISCLOSURES
— Dividends and redeemable preferred unit accretion	$12,735	$64
— Cash paid for interest	$41,996	$—

See notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per unit and unit amounts)

(Unaudited)

1.       BUSINESS

Solera Holdings, Inc. and subsidiaries (the “Company” or “Solera”) is a leading global provider of software and services to the automobile insurance claims processing industry. Its customers include more than 900 automobile insurance companies, including each of the ten largest automobile insurance companies in Europe and each of the ten largest automobile insurance companies in North America. The Company also provides software and services to over 33,000 collision repair facilities, 7,000 independent assessors and 3,000 automotive recyclers. Its software and services help its customers: estimate the costs to repair damaged vehicles; determine pre-collision fair market values for vehicles damaged beyond repair; automate steps of the claims process; outsource steps of the claims process that insurance companies have historically performed internally; and improve their ability to monitor and manage their businesses through data reporting and analysis. The Company has operations in 45 countries and derives most of its revenues from its estimating and workflow software.

Solera was initially formed in March 2005. On April 13, 2006, Solera acquired the Claims Services Group (“CSG”), a business unit of Automatic Data Processing, Inc. (“ADP”), for approximately $1.0 billion. Prior to the acquisition of CSG, Solera’s operations consisted primarily of developing its business plan, recruiting personnel, providing consulting services, raising capital and identifying and evaluating operating assets for acquisition. The statement of operations for fiscal 2006 includes Solera’s results of operations for the entire year and the results of operations for CSG from April 14, 2006.

Solera accounted for the acquisition of CSG using the purchase method of accounting. As a result, the acquisition of CSG has and will continue to affect the results of operations significantly. The Company allocated the aggregate acquisition consideration to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the date of the acquisition, which resulted in an increase in the accounting bases of some of our assets. This has resulted in a significant increase in its annual depreciation and amortization expense. In addition, due to the effects of the increased borrowings to finance the CSG acquisition, its interest expense has increased significantly in the periods following the acquisition. As a result, the financial information for periods beginning on or after July 1, 2006 are not comparable to the information prior to this date.

In May 2007, the Company completed its initial public offering and converted to a Delaware corporation (see Note 11).

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unit-Based Compensation—Effective July 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and unit awards, based on estimated fair values recognized over the requisite service period. Prior to adoption of SFAS 123(R), pursuant to SFAS No. 123 Accounting for Stock-Based Compensation, the Company accounted for employee unit awards under Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”) and followed the Disclosure—Only Provisions of SFAS No. 123.

The Company adopted SFAS 123(R) using the prospective transition method. Under this method, SFAS 123(R) is applied to new awards and to awards modified, repurchased or cancelled after the adoption date of July 1, 2006. Compensation cost that was previously recorded under APB Opinion No. 25 for awards outstanding at the adoption date, such as unvested options, will continue to be recognized as the options vest. Accordingly, for the nine months ended March 31, 2007, unit-based compensation expense includes compensation cost related to estimated fair values of awards granted after the date of adoption of SFAS 123(R) and compensation costs related to unvested awards at the date of adoption based on the intrinsic values as previously recorded under APB Opinion No. 25.

The fair value of unit options awards granted after July 1, 2006 is estimated on the grant date using the Black-Scholes option valuation model. This valuation model for unit compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation including the expected term (weighted average period of time that the options granted are expected to be outstanding), the volatility of the Company’s common units, an assumed risk free interest rate and the estimated forfeitures of unvested unit awards. No compensation cost is recorded for awards that do not vest. For awards granted after July 1, 2006, and valued in accordance with SFAS 123(R), the Company used the straight-line method for expense attribution. Since the Company’s common units have not been actively traded in the past, the Company uses the simplified calculation of expected life described in the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”) and volatility is based on an average of the historical volatilities of the common stock of several entities with characteristics similar to those of the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

During the nine months ended March 31, 2007, the Company granted the right to purchase restricted common units as follows:

	Number of restricted common units	Purchase price per common unit	Fair value per common unit	Total compensation expense to be recognized over vesting period

Granted on July 25, 2006	1,097,846	$0.30	$2.94	$2,898
Granted on November 8, 2006	34,165	$0.30	$12.36	$412
Granted on January 26, 2007	50,000	$0.30	$15.30	$750
Cancellations	(462,717)	$0.30	$2.94	$(1,222)
	719,294			$2,838

3.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations have been included. The Company’s operating results for the three and nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for future quarters and the fiscal year ending June 30, 2007. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2006, which are included in the Registration statement on Form S-1/A and the Company’s final initial public offering (the “IPO”) prospectus filed with the SEC on May 14, 2007 (File No. 333-140626) along with the risk factors contained herein and therein.

The preparation of the accompanying unaudited condensed consolidated financial statements requires the use of estimates that affect the reported amounts of assets, liabilities, revenues, expenses and contingencies. Estimates are updated on an ongoing basis and are evaluated based on historical experience and current circumstances. Changes in facts and circumstances in the future may give rise to changes in these estimates which may cause actual results to differ from current estimates.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

On April 30, 2007, the Company’s Board of Managers approved a one-for-three reverse unit split. Immediately after giving effect to the split, the Company had approximately 31,046,962 common units outstanding (with fractional units to be paid to unitholders in cash). The split did not change the number of authorized common units or modify any voting rights or other terms of the common units. All unit and per unit information in the accompanying consolidated financial statements have been retroactively restated to reflect the split.

4.       NET INCOME (LOSS) PER COMMON UNIT

The Company calculates net loss per common unit in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”). Under SFAS No. 128, basic net loss per common unit is calculated by dividing net loss by the weighted-average number of common units outstanding during the reporting period excluding units subject to repurchase.

Reconciliation of units used in this calculation of basic net loss per unit for the quarter and nine months ended March 31, 2007 and 2006, is as follows:

	Quarter Ended		Nine Months Ended
	2007	2006	2007	2006

Weighted average number of common units	31,410	15,595	31,239	15,595
Weighted average common units subject to repurchase	(2,104)	(1,935)	(2,068)	(1,935)
Units used to calculate basic net loss per unit	29,306	13,660	29,171	13,660

For the nine months ended March 31, 2007 and 2006, outstanding redeemable preferred units of 204,239 and 1,025, respectively, and nonvested carried common units of 2,283,673 and 1,934,656, respectively, have been excluded, as they are antidilutive due to the Company’s net loss. For the three months ended March 31, 2007 and 2006, 204,239 and 1,025 redeemable preferred units, respectively, and 2,283,673 and 1,934,656 nonvested carried common units, respectively, have been excluded, as they are antidilutive to the Company’s net loss.

5.       RESTRUCTURING CHARGES

The Company has recorded restructuring charges, which primarily consist of one-time termination benefits, of $932 and $1,806 during the three and nine months ended March 31, 2007, respectively. The Company did not incur any restructuring charges during the nine months ended March 31, 2006. The 2007 restructuring initiatives were designed to achieve efficiencies and reduce costs in response to changes in projected demand for certain services. One-time termination benefits relate to the termination of approximately 91employees during the nine months ended March 31, 2007. The restructuring reserves are included in Accrued expenses and other current liabilities in the condensed consolidated balance sheets. The following table summarizes the charges for restructuring and related activities, including payments made and the ending reserve balances by business segment:

	EMEA	Americas	Total

Balance — June 30, 2006	$1,653	$1,608	$3,261
Adjustments/additions	131	1,820	1,951
Payments	(1,347)	(2,076)	(3,423)

Balance — March 31, 2007	$437	$1,352	$1,789

The EMEA business segment encompasses the Company’s operations in Europe, the Middle East, Africa, and Asia. The Americas business unit encompasses the Company’s operations in North America, and Central and South America.

6.       GOODWILL AND INTANGIBLE ASSETS — NET

Changes in goodwill during the nine month period ended March 31, 2007, by business segment are as follows:

	EMEA	Americas	Total

Balance — June 30, 2006	$456,150	$85,271	$541,421
Adjustments	(8,831)	5,735	(3,096)
Cumulative translation adjustments	18,741	(333)	18,408

Balance — March 31, 2007	$466,060	$90,673	$556,733

Components of intangible assets, excluding goodwill, as of March 31, 2007 and June 30, 2006, are as follows:

	2007	2006

Intangibles (excluding goodwill):
Internally developed software	$21,046	$18,024
Customer relationships	182,511	179,138
Trademarks	14,331	14,396
Software and database technology	249,123	250,299

	467,011	461,857

Less accumulated amortization	(85,983)	(20,563)

Intangible assets — net	$381,028	$441,294

Intangible assets (except goodwill) have finite lives and, as such, are subject to amortization. The weighted average remaining useful life of the intangible assets is 12.35 years (3 years for internally developed software, 19.25 years for customer relationships, 3.25 years for trademarks and 8.25 years for software and database). Internally developed software is amortized on a straight-line basis. Other intangible assets are amortized on an accelerated basis to reflect the pattern in which economic benefits of the intangible assets are consumed. Amortization of intangibles totaled $24,932 and $65,012 for the three and nine months ended March 31, 2007, respectively. Through the nine months ended March 31, 2006, there was no amortization expense related to intangible assets. Estimated amortization expense of the Company’s existing intangible assets for the next five years ended June 30 are as follows:

2007 (remaining 3 months)	$23,519
2008	70,634
2009	57,458
2010	47,386
2011	36,468
Thereafter	145,563

Total	$381,028

The above useful lives represent the Company’s best estimates. However, actual lives may differ from these estimates. In addition, the expected future amortization may vary based on fluctuations in foreign currency exchange rates.

7.       FINANCIAL INSTRUMENTS AND DERIVATIVES

Financial Instruments — At March 31, 2007 and June 30, 2006, the carrying amounts of cash equivalents, receivables, accounts payable, and other liabilities approximated their fair values because of the short-term maturities of these financial instruments. The carrying amounts of long-term debt at March 31, 2007 and June 30, 2006, approximated fair value based on prevailing interest rates.

Derivatives — In the normal course of business, the Company is exposed to interest rate changes and foreign currency fluctuations. The Company strives to limit these risks through the use of derivatives such as interest rate swaps and foreign exchange options. Derivatives are not used for speculative purposes. However, the Company’s derivative instruments are not designated as hedging instruments.

Effective April 27, 2006, the Company entered into two interest rate swaps with maturities on July 13, 2011. One swap has a notional amount of $195,000 and requires the Company to pay a fixed rate of 5.35%. The second interest rate swap has a notional amount of €368,421 and requires the Company to pay, on a quarterly basis, a fixed rate of 3.72%. The estimated fair market value of the interest rate swaps was $2,258 and $1,082 as of March 31, 2007 and June 30, 2006, respectively. The fair value of the interest rate swaps was recorded in Other assets and Accrued expenses and other current liabilities as of March 31, 2007 and June 30, 2006, in the condensed consolidated balance sheets. The realized and unrealized gains and losses related to these interest rate swaps are recorded in Other (income) expense — net, in the condensed consolidated statements of operations. During the nine months ended March 31, 2007, the Company recognized a loss on its interest rate swaps of $882, which comprised of the increase in fair market value of $1,176 and realized losses of $2,058.

In February 2006, the Company entered into a foreign currency exchange option (the “FX Option”) that gives the Company the option to call USD $200,000 at a strike price of 1.1646 EUR/USD at any time up to February 8, 2011. In February 2006, the Company paid approximately $7,912 for the FX Option. As of March 31, 2007 and June 30, 2006,

the fair value of the FX Option approximated $1,367 and $3,980, respectively, and was recorded in other assets in the condensed consolidated and consolidated balance sheets, respectively. The decrease in fair value of approximately $2,613 and $3,932 was recognized in Other (income) expense in the condensed consolidated and consolidated statement of operations, respectively, during the nine months ended March 31, 2007 and the year ended June 30, 2006.

The estimated fair values of the Company’s derivatives were determined based on quoted market prices and may not be representative of actual values that could have been realized or that will be realized in the future.

8.       LONG-TERM DEBT

Long-term debt at March 31, 2007 and June 30, 2006, consists of the following:

	2007	2006

Senior secured credit facilities:
First lien credit facility:
Domestic revolver loan, due April 2012	$10,000	$11,000
European revolver loan, due April 2012	7,895	—
Domestic term loan, due April 2013	238,200	240,000
European term loan, due April 2013	287,300	281,127
Second lien credit facility — European term loan, due October 2013	217,104	210,845
Subordinated Unsecured Credit Facility — Mezzanine loan, due October 2014	118,449	104,867

Total	878,948	847,839

Less current portion	23,189	16,211

Long-term portion	$855,759	$831,628

Senior Secured Credit Facilities — In April 2006, the Company entered into a senior secured credit arrangement (the “Senior Secured Credit Facilities”) under a First and Second Lien Credit and Guaranty Agreement (the “First and Second Lien Credit Facility”) with a syndicate of commercial lenders. The First Lien Credit Facility includes a revolving commitment (the “Revolver Credit Facility”) which permits U.S. Dollar or Euro-based borrowings and issuances of letters of credit of up to $50,000 in the aggregate; a domestic term loan commitment (the “Domestic Term Loan”) of $240,000; and a European term loan commitment (the “European Term Loan”) of €220,000. As of March 31, 2007, the Company had $10,000, $7,895, $238,200 and $287,300 (€ 218,350) in outstanding loans under the Revolver Credit Facility, Domestic Term Loan and European Term Loan, respectively, with interest rates of 7.61%, 6.00%, 7.61% and 6.00%, respectively.

The Second Lien Credit Facility includes a European term loan commitment (the “European Second Term Loan”) of €165,000. As of March 31, 2007, the Company had $217,104 (€165,000) in outstanding loans under the European Second Term Loan.

Borrowings under the Senior Secured Credit Facilities bear interest, to be reset at the Company’s option, at a rate determined by the sole lead arranger of the syndicate of commercial lenders equal to (i) the offer rate on dollars based on the British Bankers’ Association Settlement Rate for deposits or (ii) the offer rate on the Euro from the Banking Federation of the European Union, or (iii) in the event such rates are not available, then the offered quotation rate to first class banks in the London inter-bank market or European inter-bank market by Citibank USA Inc. for deposits, respectively, in each case, plus an applicable margin that varies based upon the Company’s consolidated leverage ratio, as defined in the agreement. Beginning on September 30, 2006, consecutive quarterly principal payments of $600 and €550 are required for the Domestic Term Loan and European Term Loan, respectively, under the First Lien Credit Facility with the remaining balance due in April 2013. The Senior Secured Credit Facility allows for voluntary prepayments under specified conditions and requires mandatory prepayments and commitment reductions upon the occurrence of certain events, including among others, sale of assets, receipt of insurance or condemnation proceeds, excess cash flow, and issuances of debt and equity securities.

The obligations under the Senior Secured Credit Facility are secured by substantially all of the assets of the Company. The Senior Secured Credit Facility contains certain covenants including, among others, requirements related to financial reporting, maintenance of operations, compliance with applicable laws and regulations, maintenance of interest rate protection and compliance with specified financial covenants, as well as restrictions related to liens, investments, additional indebtedness, dispositions of assets or subsidiary interests, dividends, distributions, issuances of equity securities, transactions with affiliates, capital expenditures, and certain other changes in the business. Financial covenants include the requirement to maintain a minimum interest coverage ratio and limit maximum total leverage, senior leverage ratios, and levels of capital expenditures.

Subordinated Unsecured Credit Facility — In April 2006, the Company entered into a subordinated unsecured credit guaranty agreement (the “Subordinated Unsecured Credit Agreement”) with a syndicate of commercial lenders. The Subordinated Unsecured Credit Agreement consists of a European term loan (the “European Mezzanine Loan”) of €80,000. As of March 31, 2007, the Company had an outstanding European Mezzanine Loan balance of $118,449 (€90,021), including accumulated interest of $13,187, at an interest rate of 12.73% with a maturity date in October 2014.

Borrowings under the Subordinated Unsecured Credit Agreement bear interest, to be reset at the Company’s option, at a rate determined by the sole lead arranger of the syndicate of commercial lenders equal to (i) the offer rate on dollars based on the British Bankers Association Settlement Rate for deposits or (ii) the offer rate on the Euro from the Banking Federation of the European Union, or (iii) in the event such offer rates are not available, then the offered quotation rate to first class banks in the London inter-bank market or European inter-bank market by Citibank USA Inc. for deposits in each case, plus an applicable margin of 9%, which shall be capitalized, compounded, and added to the unpaid principal amount of the European Mezzanine Loan on the last day of each interest period on no less than a quarterly basis.

The Subordinated Unsecured Credit Agreement allows for voluntary prepayments under specified conditions and requires mandatory repayments upon the sale of assets or receipt of insurance or condemnation proceeds. This agreement also contains certain covenants including, among others, requirements related to financial reporting, maintenance of operations, compliance with applicable laws and regulations and compliance with specified financial covenants, as well as restrictions related to liens, investments, additional indebtedness, dispositions of assets or subsidiary interests, dividends, distributions, issuances of equity securities, transactions with affiliates, capital expenditures, and certain other changes in the business. Financial covenants include the requirement to maintain a minimum interest coverage ratio and limit maximum total leverage, senior leverage ratios, and levels of capital expenditures.

In connection with the Senior Secured Credit Facilities and the Subordinated Unsecured Credit Facility Agreements the Company incurred approximately $32,000 in financing costs, which were deferred and included as part of other assets in the condensed consolidated balance sheet and are amortized on the effective interest method as interest expense over the term of the debt. Amortization of deferred loan costs for the quarter and nine months ended March 31, 2007 included in interest expense was approximately $1,120 and $3,324, respectively.

Future Minimum Principal Payments — Future minimum principal payments as of March 31, 2007 are as follows:

2007

2007 (remaining 3 months)	$19,218
2008	5,294
2009	5,294
2010	5,294
2011	5,294
Thereafter	838,554

Total	$878,948

9.       EMPLOYEE BENEFIT PLANS

Pension Plans — The Company’s foreign subsidiaries sponsor various defined benefit plans and individual defined benefit arrangements covering certain eligible employees. All of the defined benefit plans and arrangements are closed to new members. The benefits under these pension plans are based on years of service and compensation levels. Funding is limited to statutory requirements. The Company uses a June 30 measurement date for its foreign pension plans. The Company had no international defined benefit plans prior to the acquisition of CSG.

The components of net pension expense were as follows:

	Quarter Ended	Nine Months Ended
	March 31, 2007	March 31, 2007

Service cost — benefits earned during the period	$300	$900
Interest cost on projected benefits	400	1,200
Expected return on plan assets	(300)	(1,000)
	$400	$1,100

10.     SEGMENT AND GEOGRAPHIC INFORMATION

The Company manages its business operations through two strategic business units. Based upon the information reported to the chief operating decision maker, who is the Chief Executive Officer, the Company has the following reportable segments: EMEA and Americas. The EMEA business unit encompasses the Company’s operations in Europe, the Middle East, Africa and Asia. The Americas business unit encompasses the Company’s operations in North America, and Central and South America. For the comparative three and nine month periods ended March 31, 2006, the Company only consisted of the Americas segment, therefore, only applicable periods are presented below. The Company evaluates the performance of its reportable segments based on operating results before income taxes:

	EMEA	Americas	Corporate	Total
Quarter Ended March 31, 2007
Revenues	$72,342	$49,359	$—	$121,701
Earnings (loss) before income taxes and minority interest	15,415	242	(22,747)	(7,090)
Assets	897,546	319,383	44,682	1,261,611
Capital expenditures	1,636	6,293	—	7,929
Depreciation and amortization	14,491	11,673	—	26,164
Interest expense	5	105	18,765	18,875
Other (income) expense — net	(520)	175	54	(291)

Nine Months Ended March 31, 2007
Revenues	$206,320	$143,100	$—	$349,420
Earnings (loss) before income taxes and minority interest	34,215	2,239	(69,767)	(33,313)
Assets	897,546	319,383	44,682	1,261,611
Capital expenditures	5,220	18,192	—	23,412
Depreciation and amortization	43,256	33,963	—	77,219
Interest expense	13	194	55,084	55,291
Other (income) expense — net	(2,091)	(85)	4,148	1,972

The Company conducts its sales, marketing and customer service activities throughout the world. Geographic revenue information is based on the location of the customer. No single country outside the United States, the Netherlands and the United Kingdom accounted for 10% or more of total external revenue or of long-lived assets.

	United States	The Netherlands	United Kingdom	All Other	Total
Quarter Ended March 31, 2007
Revenues	$38,036	$13,944	$13,850	$55,871	$121,701
Property and equipment - net	27,246	347	3,322	$20,020	50,935

Nine Months Ended March 31, 2007
Revenues	$109,853	$41,954	$37,389	$160,224	$349,420
Property and equipment - net	27,246	347	3,322	$20,020	50,935

11.     SUBSEQUENT EVENTS

On May 16, 2007, the Company completed an initial public offering of shares of the Company’s common stock. In the initial public offering, the Company sold 19,200,000 shares of common stock and the selling stockholders sold 10,987,500 shares of common stock, which included 3,937,500 shares of common stock sold by the selling stock-holders pursuant to the underwriters’ over-allotment option. In connection with the public offering, the Company amended its corporate status and converted from a Delaware limited liability company into a Delaware corporation with 150,000,000 authorized shares of common stock, par value $0.01 and 15,000,000 authorized shares of preferred stock, par value $0.01. Upon the effectiveness of the conversion, all of the Company’s outstanding preferred and common units were automatically converted into shares of common stock based on their relative rights as set forth in the Company’s limited liability company agreement. Specifically, each outstanding common unit was converted into a number of shares of common stock based on their relative rights as set forth in the Company’s limited liability company agreement. As a result, 31,633,211 common units were converted into 31,633,211 shares of common stock and 204,016.1 preferred units were converted into 13,889,974 shares of common stock.

In connection with the initial public offering, the Company engaged in refinancing transactions and entered into an amended and restated senior credit facility. On May 16, 2007, Audatex North America, Inc. (the “U.S. Borrower”) and Solera Nederland Holding B.V. and Audatex Holdings IV B.V. (each a “European Borrower”, and together the “European Borrowers”) entered into an amended and restated senior credit facility with Goldman Sachs Credit Partners L.P., as lead arranger, syndication agent, joint bookrunner, administrative agent and collateral agent, and a syndicate of banks, financial institutions and other institutional lenders. Borrowings under the amended and restated senior credit facility consisted of (i) a revolving credit facility that permits U.S. dollar or Euro-denominated borrowings of up to $50,000 in revolving credit loans and letters of credit; (ii) a U.S. dollar-denominated term loan in an aggregate amount of $230,000; and (iii) a Euro-denominated term loan in an aggregate amount of €280,000 (or $380,700). Euro-denominated borrowings were made by the European Borrowers. Dollar denominated borrowings were made by the U.S. Borrowers. The full amount of the term loans are currently outstanding and borrowings under the revolving loan remained unchanged from those balances existing at March 31, 2007. The term loans will mature in May 2014 and the revolving loan will mature in May 2013. The amended and restated senior credit facility requires that the term loans be prepaid with the net proceeds from certain events, including specified asset and equity sales, insurance proceeds, incurrence if indebtedness and excess cash flow.

The Company received approximately $283,000 in net proceeds from the initial public offering, after deducting underwriting discounts, commissions and expenses of approximately $24,200, and $607,600 in net proceeds under the amended and restated senior credit facility, after debt issuance costs of approximately $3,800. $889,200 of the $890,600 of combined net proceeds were used to repay (i) $538,600 under the first lien credit facility for all outstanding term loans and accrued interest thereon, (ii) $226,200 under the second lien credit facility for all borrowings and accrued interest thereon, and a related prepayment premium of $4,500, and (iii) $124,400 under the subordinated unsecured credit (mezzanine) facility for all borrowings and accrued interest thereon, and a related prepayment premium of $2,500. The Company estimates that the total expenses of the offering were approximately $8,000, of which $3,000 was paid prior to the closing date of the offering.

In connection with the repayment of the above borrowings, the Company expects to incur a pre-tax, non-cash charge of approximately $35,700 on the early extinguishment of debt, which includes prepayment premiums of $7,000. The Company expects to recognize this loss on extinguishment of debt in the fourth quarter of its fiscal year ending June 30, 2007.

Borrowings made by the U.S. Borrower are unconditionally guaranteed by each of its existing and subsequently acquired or organized majority-owned domestic subsidiaries and all of the obligations of the European Borrowers are unconditionally guaranteed by each of its existing and subsequently acquired or organized majority-owned subsidiaries. Borrowings of the U.S. borrower are secured by substantially all the assets of the U.S. Borrower and each U.S. subsidiary guarantor. Borrowings of the European Borrowers are secured by substantially all the assets of the European Borrowers and each European subsidiary guarantor. Amounts outstanding under the term loan facilities will amortize in an aggregate principal amount equal to 1% per annum commencing on June 30, 2007, with the balance payable upon maturity. U.S. amounts outstanding under the term loan facility bear interest at LIBOR or a base rate, as defined in the credit agreement (at the Company’s option), plus 2.0%. Borrowings under the revolving credit facility that are denominated in U.S. dollars will bear interest at LIBOR or a base rate plus 2.0% or 1.75%, depending on the Company’s leverage ratio. Borrowings denominated in Euros will bear interest at EUROBOR or a base rate plus 2.0% or 1.75%, depending on the Company’s leverage ratio. The amended and restated senior credit facility contains customary affirmative covenants including, without limitation, delivery of notices of certain collateral matters, default, litigation, ERISA events and material adverse change; hedging arrangements satisfactory to the administrative agent; further assurances; and inspection of books and properties.

The amended and restated senior credit facility contains customary negative covenants, including, without limitation, limitations on dividends on, and redemptions and repurchases of, equity interests and other restricted payments; limitations on mergers, acquisitions and asset sales; limitations on liens and leaseback transactions; limitations on indebtedness; and limitations on loans and investments.

In connection with the initial public offering, the Company adopted the 2007 Long Term Equity Incentive Plan. The equity incentive plan will be administered by the compensation committee of the Company’s board of directors. Subject to the specific provisions of the equity incentive plan, the compensation committee is authorized to select persons to participate in the equity incentive plan, determine the form and substance of grants made under the equity incentive plan to each participant and otherwise make all determinations for the administration of the equity incentive plan. Individuals eligible to participate in the equity incentive plan include directors (including non-employee directors), officers (including non-employee officers) and employees of, and other individuals performing services for the Company. The equity incentive plan provides for the issuance of stock options, restricted stock, deferred stock, dividend equivalents, other stock based awards and performance awards. Performance awards may be based on the achievement of certain business or personal criteria or goals, as determined by the compensation committee. An aggregate of 4,300,000 shares of the Company’s common stock are reserved for issuance under the equity incentive plan, subject to certain adjustments reflecting changes in the Company’s capitalization. If any grant under the equity incentive plan expires or terminates unexercised, becomes unexercisable or is forfeited as to any shares or is tendered or withheld as to any shares in payment of the exercise price of the grant or the taxes payable with respect to the exercise, then such unpurchased, forfeited, tendered or withheld shares will thereafter be available for further grants under the equity incentive plan.

In connection with the initial public offering, the Company established an Employee Stock Purchase Plan (the “ESPP Plan”) providing for the issuance of up to 1,500,000 shares of the Company’s common stock. Each employee who is expected, on a regularly-scheduled basis, to work more than 20 hours per week for more than five months per calendar year automatically will be enrolled in the plan. Newly hired employees who meet the above criteria will be eligible once they have completed three months of service. Each participant will be granted an option to purchase shares of the Company’s common stock at the beginning of each six-month “offering period” under the plan, on each “exercise date,” during the offering period. Exercise dates generally will occur on each June 30 and December 31. Participants will purchase the shares of the Company’s common stock through after-tax payroll deductions, generally not to exceed 5% of the participant’s total base salary. No participant may purchase more than $25 of common stock in any one calendar year. The purchase price for each share will generally be 95% of the fair market value of a share on the first day of the offering period or the fair market value on the exercise date. If a participant’s employment with us or one of our designated subsidiaries terminates, any outstanding option of that participant also will terminate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

This discussion should be read in conjunction with the Notes to Condensed Consolidated Financial Statements included herein and the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Prospectus dated May 10, 2007 and filed pursuant to Rule 424(b)(1) under the Securities Act with the Securities and Exchange Commission on May 14, 2007.

Overview of the Business

We are a leading global provider of software and services to the automobile insurance claims processing industry. Our customers include more than 900 automobile insurance companies, including each of the ten largest automobile insurance companies in Europe and each of the ten largest automobile insurance companies in North America. We also provide our software and services to over 33,000 collision repair facilities, 7,000 independent assessors and 3,000 automotive recyclers. Our software and services help our customers: estimate the costs to repair damaged vehicles; determine pre-collision fair market values for vehicles damaged beyond repair; automate steps of the claims process; outsource steps of the claims process that insurance companies have historically performed internally; and improve their ability to monitor and manage their businesses through data reporting and analysis. We have operations in 45 countries and derive most of our revenues from our estimating and workflow software.

Segments

We operate our business using two reportable segments: EMEA and Americas. Our EMEA segment consists of our operations in Europe, the Middle East, Africa and Asia. Our Americas segment consists of our operations in North, Central and South America.

The table below sets forth our revenues by regional operating segment and as a percentage of our total revenues for the periods indicated.

	Three Months Ended March 31,
	2007		2006
EMEA	$72.3	59.4%	$62.4	56.8%
Americas	49.4	40.6%	47.5	43.2%
Total	$121.7	100.0%	$109.9	100.0%

	Nine Months Ended March 31,
	2007		2006
EMEA	$206.3	59.1%	$180.0	56.2%
Americas	143.1	40.9%	140.0	43.8%
Total	$349.4	100.0%	$320.0	100.0%

Set forth below is our percentage of revenues for the periods presented from each of our principal customer categories:

	Nine Months Ended March 31,
	2007		2006
Insurance companies	$156.5	44.8%	$143.0	44.7%
Collision repair facilities	118.8	34.0%	105.9	33.1%
Independent assessors	32.8	9.4%	29.9	9.4%
Automotive recyclers and other	41.3	11.8%	41.2	12.8%
Total	$349.4	100.0%	$320.0	100.0%

For the nine months ended March 31, 2007, the United States, the Netherlands and the United Kingdom were the only countries that individually represented more than 10% of total revenues.

The accounting policies for each of our segments are the same. We evaluate the operating performance of our segments based primarily upon their respective revenues and EBITDA. For the most part, we do not evaluate our costs and expenses on a per segment basis.

Company History

Solera was initially formed in March 2005. On April 13, 2006, Solera acquired the Claims Services Group (“CSG”), a business unit of Automatic Data Processing, Inc. (“ADP”), for approximately $1.0 billion. Prior to the acquisition of CSG, Solera’s operations consisted primarily of developing our business plan, recruiting personnel, providing consulting services, raising capital and identifying and evaluating operating assets for acquisition. Our statement of operations for fiscal 2006 includes Solera’s results of operations for the entire year and the results of operations for CSG from April 14, 2006.

We accounted for the acquisition of CSG using the purchase method of accounting. As a result, the acquisition of CSG has and will continue to affect our results of operations significantly. We allocated the aggregate acquisition consideration to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the date of the acquisition, which resulted in an increase in the accounting bases of some of our assets. This has resulted in a significant increase in our annual depreciation and amortization expenses. In addition, due to the effects of the increased borrowings to finance the CSG acquisition, our interest expense has increased significantly in the periods following the acquisition. As a result, the financial information for periods beginning on or after July 1, 2006 are not comparable to the information prior to this date.

Prior to the acquisition, our business was operated as the Claims Services Group, a business unit of ADP. As a result, the combined financial information of the CSG is presented on a carve-out basis and reflects the assets, liabilities, revenues and expenses that were attributed or allocated to it as a business unit of ADP. The historical financial results in the combined financial statements may not be indicative of the results that would have been achieved had the Company operated as a stand-alone entity. These combined financial statements include costs for facilities, functions and services used by the CSG at ADP sites that it shared with other ADP business units and costs for certain functions and services performed by centralized ADP organizations and directly charged to the CSG based on usage. The combined statements of earnings for the CSG include allocations of certain expenses of ADP, including general corporate overhead, insurance, stock compensation and pension plans, royalty fees, facilities and other expenses. These allocations were based on a variety of factors.

We recommend that these unaudited condensed consolidated financial statements be read in conjunction with the Company’s final initial public offering prospectus filed with the SEC on May 14, 2007 (File No. 333-140626), which includes consolidated financial statements and the notes thereto for the six months ended December 31, 2006 and for the year ended June 30, 2006.

Components of Revenues and Expenses

Revenues

We generate revenues from the sale of software and services to our customers pursuant to negotiated contracts or pricing agreements. Pricing for our software and services is set forth in these agreements and negotiated with each customer. We generally bill our customers monthly under one or more of the following bases:

•    price per transaction;

•    fixed monthly amount for a prescribed number of transactions;

•    fixed monthly subscription rate;

•    price per set of services rendered; or

•    price per system delivered.

Our software and services are often sold as packages, without individual pricing for each component. Our revenues are reflected net of customer sales allowances, which we estimate based on both our examination of a subset of customer accounts and historical experience.

Solely for ease of understanding, we have grouped our software and services into five general categories: estimating and workflow software, salvage and recycling software, business intelligence and consulting services, shared services and other. Our core offering is our estimating and workflow software, which is used by our insurance company, collision repair facility and independent assessor customers and which we believe represents the majority of our revenues. We believe that our salvage and recycling software, business intelligence and consulting services, shared services and other offerings represent in the aggregate a smaller portion of our revenues. We currently derive an insubstantial portion of our revenues from our shared services offerings. We believe that our estimating and workflow software will continue to represent a majority of our revenue for the foreseeable future.

Cost of Revenues (excluding depreciation and amortization)

Our costs and expenses applicable to revenues represent the total of operating expenses and systems development and programming costs, which are discussed below.

Operating Expenses

Our operating expenses include compensation and benefit costs for our operations, database development and customer service personnel; other costs related to operations, database development and customer support functions; third-party data and royalty costs; and costs related to computer software and hardware used in the delivery of our software and services.

Systems Development and Programming Costs

Systems development and programming costs include compensation and benefit costs for our product development and product management personnel, other costs related to our product development and product management functions and costs related to external software consultants involved in systems development and programming activities.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses include compensation and benefit costs for our sales, marketing, administration and corporate personnel; other costs related to our sales, marketing, administrative and corporate functions; costs related to our facilities; and professional and legal fees.

Depreciation and Amortization

Depreciation includes depreciation attributable to buildings, leasehold improvements, data processing and computer equipment, furniture and fixtures. Amortization includes amortization attributable to software purchases and software developed or obtained for internal use and our intangible assets, the majority of which were acquired in the acquisition.

Interest Expense

Interest expense consists primarily of payments of interest on our credit facilities and amortization of related debt issuance costs.

Other (Income) Expense-Net

Other (income) expense-net consists of foreign exchange gains and losses on notes receivable and notes payable to affiliates as well as other miscellaneous income and expense.

Minority Interests in Net Income of Consolidated Subsidiaries

Several of our customers own minority interests in our local operating subsidiaries. Minority interests in net income of consolidated subsidiaries reflect such customers’ proportionate interest in the earnings of such operating subsidiaries. In April 2004, we increased our ownership interest in a Spanish entity from 25% to 75%, which resulted in such entity being consolidated with our results of operations.

Income Tax Provision (Benefit)

Prior to the completion of our public offering on May 16, 2007, we were a limited liability company and, therefore, we were not subject to entity-level federal income taxation. However, even as a limited liability company, we incurred income taxes on our operations as they were held by taxable entities in the U.S. and in foreign jurisdictions. Prior to the completion of our initial public offering, our income taxes with respect to the limited liability company were payable by our equity holders at rates applicable to them. Following our conversion to a C corporation in connection with the public offering, transactions recorded by us are subject to federal income taxation for which we do not expect a significant impact to our overall income tax liability.

As part of the acquisition of CSG, a portion of the purchase price has been allocated to intangible assets and goodwill. For most jurisdictions in which we operate, the amortization charges and impairment charges will not be deductible for income tax purposes. The net deferred tax liability as shown on our balance sheet is primarily the result of the difference between book and tax basis of the acquired intangible assets.

Factors Affecting Our Operating Results

        Overview.    The automobile insurance claims processing industry is influenced by growth and trends in the automobile insurance industry. Demand for our software and services is generally related to automobile usage and the penetration of automobile insurance in our markets. A large portion of our operating costs are fixed and we generate a large percentage of our revenues from periodic-and transaction-based fees related to software and ongoing claims processing services.

        Our operating results are and will be influenced by a variety of factors, including:

•  gain and loss of customers;

•  pricing pressures;

•  expansions into new markets, which requires us to incur costs prior to generating revenues;

•  expenses to develop new software or services;

•  restructuring charges related to efficiency initiatives;

•  the acquisition of CSG in April 2006, including the debt we incurred; and

•  our corporate reorganization and the refinancing transactions.

        Foreign currency.    During the nine months ended March 31, 2007, we generated approximately 68.6% of our revenues, and incurred a majority of our costs, in currencies other than the U.S. dollar, primarily the Euro. We currently do not hedge our exposure to foreign currency risks. In our historical financial statements, we re-measure our local currency financial results in U.S. dollars based on average exchange rates prevailing during a reporting period or the exchange rate at the end of that period. These re-measurements resulted in foreign currency translation adjustments of $3.8 million in fiscal 2006 and $2.4 million in the nine months ended March 31, 2007 in our condensed consolidated financial statements.

        In February 2006, we entered into a foreign exchange option for the benefit of existing shareholders. This option gives us the right to call $200.0 million in U.S. dollars at a strike price of €1.1646 per U.S. dollar at any time up to February 8, 2011. We paid approximately $7.9 million for this option. The fair value of this option was approximately $4.0 million as of June 30, 2006 and $1.4 million as of March 31, 2007, and was recorded in other assets in our consolidated and condensed consolidated balance sheets, respectively. Decreases in fair value of approximately $3.9 million, and $2.6 million were recognized in other expense in the statement of operations during fiscal 2006 and the nine months ended March 31, 2007, respectively.

        Non-cash and restructuring charges.    On July 25, 2006 and on November 8, 2006, we granted the right to purchase Common shares to certain employees. Under these and other arrangements, we issued an aggregate of 625,429 Common shares to 20 of our employees for $0.2 million in January 2007 and an aggregate of 50,000 Common shares to two of our employees for $15,000 in February 2007.  We expect to incur a pre-tax, non-cash charge of approximately $2.8 million in connection with these issuances, over the vesting period of approximately five years. During the nine months ended March 31, 2007, we have recognized approximately $0.6 million as compensation expense. In the fourth quarter of fiscal 2007, we expect to incur an additional pre-tax, non-cash charge of approximately $35.7 million on the early extinguishment of debt associated with the completion of the Company’s initial public offering and the refinancing of debt.  This relates primarily to the write-off of unamortized debt issuance costs and a prepayment premium on our second lien credit facility and our subordinated unsecured credit facility. We have incurred restructuring charges (or reversal) in each period presented and also expect to incur additional restructuring charges, primarily relating to severance costs, over the next several quarters as we work to improve efficiencies in our business.

        We are currently evaluating several plans that would eliminate redundant personnel in each of our segments, as well as reduce our need for certain facilities. If all of these plans were to be executed upon, we would expect to incur restructuring charges of approximately $10.0 million to $12.0 million over the next twelve months. These potential charges, consisting primarily of termination benefits, will significantly reduce our cash balances. The resulting benefit of these restructuring plans, if implemented, would reduce our cost of revenues and our selling, general and administrative expenses by approximately $5.0 million to $6.0 million on an annual basis. We do not expect reduced revenues or an increase in other expenses as a result of any of these restructuring plans.

Results of Operations

                The table below sets forth our results of operations data expressed as a percentage of revenues for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006

Revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
Operating expenses	29.0%	33.9%	29.4%	31.1%
Systems development and programming costs	13.2%	15.1%	13.7%	15.3%
Total cost of revenues (excluding depreciation and amortization)	42.2%	49.0%	43.2%	46.5%

Selling, general & administrative expenses	26.1%	23.0%	27.4%	24.1%
Depreciation and amortization	21.5%	9.0%	22.1%	8.6%
Restructuring charges	0.8%	(0.2)%	0.5%	(0.1)%
Interest expense	15.5%	0.0%	15.8%	0.0%
Other (income) expense—net	(0.2)%	0.4%	0.6%	(0.9)%

Earnings before provision for income taxes and minority interests	(5.8)%	18.8%	(9.5)%	21.9%

Income tax provision (benefit)	1.1%	13.7%	1.0%	10.0%

Minority interest in net income of consolidated subsidiaries	1.1%	1.0%	0.8%	0.9%

Net earnings (loss) from continuing operations	(8.0)%	4.1%	(11.3)%	10.9%

Nine Months Ended March 31, 2007 Compared to Predecessor Nine Months Ended March 31, 2006

The table below sets forth statement of operations data, including the amount and percentage changes for the periods indicated:

	Nine Months Ended March 31,
	2007	2006	$ Change	% Change

Revenues	$349.4	$320.0	$29.4	9.2%

Cost of revenues:
Operating expenses	102.8	99.6	3.2	3.2%
Systems development and programming costs	48.0	49.1	(1.1)	(2.2)%
Total cost of revenues (excluding depreciation and amortization)	150.8	148.7	2.1	1.4%

Selling, general & administrative expenses	95.6	77.1	18.5	24.1%
Depreciation and amortization	77.2	27.5	49.7	181.1%
Restructuring charges	1.8	(0.5)	2.3	485.7%
Interest expense	55.3	0.0	55.3	—
Other (income) expense - net	2.0	(2.8)	4.8	175.1%

Earnings before provision for income taxes and minority interest	(33.3)	70.0	(103.3)	(147.6)%

Income tax provision (benefit)	3.4	32.1	(28.7)	(89.3)%

Minority interest in net income of consolidated subsidiaries	2.9	2.9	—	—

Net earnings (loss) from continuing operations	$(39.6)	$35.0	$(74.6)	(213.3)%

                Revenues.    Revenues increased $29.4 million due to higher revenues in both our EMEA and Americas segments. Our EMEA revenues increased $26.3 million, or 14.6%, to $206.3 million due to growth in transaction and subscription revenues in several countries from both existing as well as several new customers, and a $2.5 million increase resulting from the completion of a small acquisition in the Netherlands. Our Americas revenues increased $3.1 million, or 2.2%, to $143.1 million due to growth in transaction and subscription revenues in the US, Canada, Brazil and Mexico, partially offset by the loss of several significant U.S. insurance customer contracts, and a reduction in contract pricing terms given to a large U.S. insurance customer.  Revenue growth for each of our customer categories was as follows:

	Nine Months Ended March 31, 2007
Customer category	Revenue Growth	Percentage Change
Insurance companies	$13.5	9.4%
Collision repair facilities	12.8	12.1%
Independent assessors	3.0	9.9%
Automotive recyclers and other	0.1	0.3%
Total	$29.4	9.2%

      Operating expenses.    Operating expenses increased $3.2 million, or 3.2%, due to higher operating expenses in our Americas segment, offset by slightly lower operating costs in our EMEA segment.  Operating expenses increased $3.4 million in our Americas segment due to a $0.8 million increase in third party license and royalty fees, a $0.8 million increase in personnel and temporary outside professional and consulting services related to a large implementation and roll-out for a large insurance customer, a $0.7 million increase in professional and legal fees, and a $1.1 million increase in other operating expenses. Operating expenses decreased $0.2 million in our EMEA segment due to a $3.2 million decrease in personnel costs, offset by a $3.0 million increase in other operating expenses. We continually evaluate our operating costs in order to identify inefficiencies and eliminate unnecessary costs. We anticipate that, although our operating expenses will continue to increase, they will decline as a percentage of revenues over the next several years.

        Systems development and programming costs.    Systems development and programming costs decreased $1.1 million, or 2.2%, due to a $4.1 million reduction in costs in our Americas segment, offset by a $3.0 million increase in expenses in our EMEA segment.  The lower costs in our Americas segment was due to reductions in the number of full-time systems development and programming personnel and lower external software consultant costs.  The increased costs in our EMEA segment were related to additional expenses associated with the development of software updates and new software releases. Our systems development and programming costs fluctuate based upon the levels and timing of product releases. We expect our systems development and programming costs to remain relatively stable over the next several quarters.

        Selling, general and administrative expenses.    Selling, general and administrative expenses increased $18.5 million, or 24.1%, due to increased costs of $10.4 million in our Americas segment and increased costs of $8.1 million in our EMEA segment.   The increased costs in our Americas segment were the result of an increase in executive and administrative personnel costs, an increase in professional and legal fees, and an increase in marketing, facilities, severance and acquisition transition costs.  Selling, general and administrative costs also increased in our EMEA segment as a result of our expansion efforts into new markets, such as Eastern Europe, India and China as well as severance and acquisition transition costs. We expect these expenses to continue to increase as we incur additional costs associated with being a public company and as we continue to expand our business into new markets.

        Depreciation and amortization.    Depreciation and amortization increased $49.7 million due to the significant intangibles amortization expense resulting from the acquisition, partially offset by a slight decrease in depreciation expense due to the timing of asset purchases and the capitalization of expenses associated with the development of our internal use software. We expect to experience significant depreciation and amortization in the future as we amortize intangible assets purchased in the acquisition.

        Restructuring charges.    Restructuring charges for the nine months ended March 31, 2007 were incurred as a result of operational reviews conducted after the acquisition of CSG and relate almost entirely to one-time termination benefits. The prior period included a reversal of charges incurred in preceding periods as a result of actual restructuring costs incurred being lower than anticipated. We expect to incur additional restructuring charges, relating primarily to severance costs, over the next several quarters as we work to improve efficiencies in our business.

        Interest expense.    Interest expense increased $55.3 million due to borrowings in connection with the acquisition of CSG. We expect that our annual interest expense will decrease as a result of the refinancing transactions completed in conjunction with our initial public offering on May 16, 2007.

        Other (income) expense—net.    Total other (income) expense, net increased $4.8 million.  $3.4 million of this increase was due to net realized and unrealized losses on our derivative instruments, and $1.4 million of which was due to a reduction in foreign exchange gains on notes payable to affiliated parties.

        Income tax provision.     We recorded an income tax provision of $1.3 million and $3.4 million for the three and nine months ended March 31, 2007, respectively.  Factors that impact our income tax provision include (but not limited to) the mix of jurisdictional earnings, establishment of valuation allowances in certain jurisdictions, and varying jurisdictional income tax rates that are applied.

        Prior to the acquisition by Solera on April 13, 2006, CSG recorded an income tax provision of $15.0 million and $32.1 million for the three and nine months ended March 31, 2006, respectively.  The change in the income tax provision from 2006 to 2007 is primarily attributable to amortization expense and interest expense associated with the acquisition of CSG.

Liquidity and Capital Resources

        Since the acquisition of CSG, our principal sources of cash have included cash generated from operations and bank borrowings. Our principal uses of cash have included debt service, capital expenditures and working capital. We expect that these will remain our principal uses of cash in the future; however, we may use additional cash to pursue additional acquisitions. We expect our cash needs to service debt will decrease in future periods as a result of the application of proceeds from the refinancing transactions completed in conjunction with our initial public offering which were used to repay debt.

        We believe that cash flow from operating activities and borrowings under our amended and restated senior credit facility will be sufficient to fund currently anticipated working capital, planned capital spending and debt service requirements for the foreseeable future, including at least the next twelve months. We regularly review acquisition and other strategic opportunities, which may require additional debt or equity financing. We currently do not have any pending agreements or understandings with respect to any acquisition or other strategic opportunity.

Cash and Cash Equivalents

As of March 31, 2007, we had cash and cash equivalents of $97.4 million. We fund our operations, working capital and capital expenditures with our cash on hand and short-term borrowings under our credit facility. Our cash on hand and short-term borrowings vary significantly based on our cash flows as set forth below.

Cash Flows

The following summarizes our primary sources and uses of cash in the periods presented:

	Nine Months Ended March 31,
(in thousands)	2007	2006

Operating activities	$41,316	$51,084
Investing activities	$(37,689)	$(15,680)
Financing activities	$2,981	$(32,827)

                Operating activities.    Cash provided by operating activities was $41.3 million and $51.1 million during the nine months ended March 31, 2007 and March 31, 2006 respectively.  The decrease in cash provided by operating activities during the nine months ended March 31, 2007 was primarily the result of an increase in the Company’s net loss, partially offset by an increase in the change in operating assets and liabilities.

                Investing activities.    Cash used in investing activities was $37.7 million and $15.7 million during the nine months ended March 31, 2007 and March 31, 2006 respectively.  The increase in cash used by investing activities during the nine months ended March 31, 2007 was primarily the result of a $13.2 million final working capital payment to ADP for the purchase of CSG, and an increase in capital equipment purchases. Additionally, in the first quarter of fiscal 2007, we acquired a small operating entity in the Netherlands for approximately $1.0 million, net of cash acquired.

                Financing activities.    Cash provided by financing activities was $3.0 million and $32.9 million cash used by financing activities during the nine months ended March 31, 2007 and March 31, 2006 respectively.  Financing activities in the nine months ended March 31, 2006 included net amounts returned to ADP, the parent of our predecessor.  Cash provided by financing activities during the nine months ended March 31, 2007, consisted primarily of issuances of debt, offset by the payment of principal on our long-term borrowings. Other principal financing activities in the final quarter of fiscal 2007 will include the refinancing transactions.

                On May 16, 2007, we completed an initial public offering of shares of the Company's common stock.  In the initial public offering, the Company sold 19,200,000 shares of common stock and the selling stockholders sold 10,987,500 shares of common stock, which included 3,937,500 shares of common stock sold by the selling stock-holders pursuant to the underwriters' over-allotment option.  In connection with the public offering, the Company amended its corporate status and converted from an LLC to a Delaware corporation with 150,000,000 authorized shares of common stock, par value $0.01 and 15,000,000 authorized shares of preferred stock, par value $0.01.

                The Company received approximately $283.0 million in net proceeds from the initial public offering, after deducting underwriting discounts, commissions and expenses of approximately $24.2 million, and $607.6 million in net proceeds under the amended and restated credit facility, after debt issuance costs of approximately $3.8 million. $889.2 million of the $890.6 million of combined net proceeds were used to repay (i) $538.6 million under the first lien credit facility for all outstanding term loans and accrued interest thereon, (ii) $226.2 million under the second lien credit facility for all borrowings and accrued interest thereon, and a related prepayment premium of $4.5 million, and (iii) $124.4 million under the subordinated unsecured credit (mezzanine) facility for all borrowings and accrued interest thereon, and a related prepayment premium of $2.5 million. The Company estimates that the total expenses of the offering were approximately $8.0 million, of which $3.0 million was paid prior to the closing date of the offering.

Off-Balance Sheet Arrangements

                Our off-balance sheet arrangements comprise our operating leases. As of March 31, 2007, we had no outstanding letters of credit.

Inflation and Seasonality

                We believe inflation has not had a material effect on our financial condition or results of operations in recent years. Our business does not experience any material level of seasonality.

Critical Accounting Policies and Estimates

                The accompanying condensed consolidated financial statements of Solera Holdings, Inc., have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended June 30, 2007.

                Goodwill and other intangible assets.    We account for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which states that goodwill and intangible assets with indefinite useful lives should not be amortized, but instead be tested for impairment at least annually at the reporting share level. If an impairment exists, a write-down to fair value (normally measured by discounting estimated future cash flows) is recorded. Intangible assets with finite lives are amortized over their estimated useful lives based on expected revenues to be generated from the use of such assets and are reviewed for impairment in accordance with SFAS No. 144. As of March 31, 2007, we had goodwill of $556.7 million and intangible assets of $381.0 million.

                Revenue recognition.    We consider the guidance in Staff Accounting Bulletin Topic 13, Revenue Recognition, or SAB 104, AICPA Statement of Position 97-2, Software Revenue Recognition, as amended, or SOP 97-2, SFAS No. 13, Accounting for Leases, Emerging Issues Task Force Issue No. 00-03, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware, and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21, in accounting for our revenue arrangements. Revenues are recognized only after services are provided, when persuasive evidence of an arrangement exists, the fee is fixed and determinable, and when collectibility is reasonably assured. Our multiple element arrangements primarily include a combination of software licenses, hosted database and other services, installation and set-up services, hardware, maintenance services and transaction-based deliverables.

                We generate a significant majority of our revenue from subscription-based contracts (where a monthly fee is charged), transaction-based contracts (where a fee per transaction is charged) and subscription-based contracts with additional transaction-based fees (where a monthly fee and a fee per transaction are charged).

                Subscription-based and transaction-based contracts generally include the delivery of software, access to software through a hosted service, or hosted database, upfront fees for the implementation and set-up activities necessary for the client to use/access the software, or implementation services, and maintenance. Under a subscription arrangement, delivery of software, access to the hosted database and maintenance are considered a single element or a combined share of accounting, and related revenues are recognized at the end of each month upon the completion of the monthly service. Revenues under transaction-based contracts are recognized based on the guidance in AICPA Technical Practice Aid 5100.76, Fair value in multiple-element arrangements that include contingent usage based fees and software revenue recognition, or TPA 5100.76. The transaction-based fee represents payment for the right to use the software, access to the hosted database and maintenance. The fee is considered fixed and determinable only at the time actual usage occurs. Revenue is recognized-based on actual usage. Implementation Services are considered a separate element or share of accounting and the related revenue recognition is described below.

                Subscription-based contracts with additional fees for certain types of transactions generally include all deliverables discussed in the above paragraph and also include an additional element, which is the option to access specialized queries on the hosted database. Revenue under subscription-based contracts with additional fees for certain types of transactions is accounted for based on the guidance in TPA 5100.76. Under these arrangements, the delivery of software, access to software through the hosted database, and maintenance are considered a combined share of accounting and the related fee is recognized at the end of each month upon the completion of the monthly service. The transaction-based fee is recognized at the time of actual usage. Implementation services are considered a separate element or share of accounting and the related revenue recognition is described below.

                When we are required to perform setup and implementation activities necessary for the client to receive services and/or software, up-front fees billed during the setup/implementation phase are deferred and amortized on a straight-line basis over the estimated customer life. The upfront fees represent fair value of the implementation services based on vendor specific objective evidence. The amortization of this deferred revenue will commence upon the start of the monthly service. Setup costs that are direct and incremental to the contract are capitalized and amortized on a straight-line basis over the estimated customer life.

                In a limited number of revenue arrangements described above, we also provide generic computer equipment as part of the sales arrangement. Based on guidance in EITF Issue No. 03-5, Applicability of AICPA Statement of Position 97-2, “Software Revenue Recognition”, to Non-Software Deliverables in an Arrangement Containing More-than-Incidental Software, the generic computer equipment is considered a non-software deliverable since our software is not essential to the functionality of the generic computer equipment. Based on guidance in EITF No. 01-8, Determining Whether an Arrangement Contains a Lease, EITF 00-21, Revenue Arrangements with Multiple Deliverables, and SFAS 13, Accounting for Leases, or SFAS 13, we account for the sale of generic equipment as a direct finance lease. The related revenue is recognized over the term of the contract using the effective interest rate method. We allocate revenue to SFAS 13 elements (equipment leases) and the non-SFAS 13 elements of its arrangements on a relative fair value basis using our best estimate of the fair value of the elements. Revenue from leased computer equipment represents approximately 1% of our consolidated revenue.

                Revenues are reflected net of customer sales allowances, which are based on both specific identification of certain accounts and a predetermined percentage of revenue based on historical experience.

                Share-Based Compensation.    Effective July 1, 2006, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and share awards, based on estimated fair values recognized over the requisite service period. Prior to adoption of SFAS 123(R), pursuant to SFAS No. 123 Accounting for Stock-Based Compensation, we accounted for employee share awards under Accounting Principles Board, or APB, No. 25, Accounting for Stock Issued to Employees, or APB Opinion No. 25, and followed the Disclosure—Only Provisions of SFAS No. 123.

                Foreign currency translation.    The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars based on exchange rates in effect at the end of each period, and revenues and expenses are translated at average exchange rates during the periods. Functional currencies of significant foreign subsidiaries include Euros, British pounds, Swiss francs, and Canadian dollars. Currency transaction gains or losses, which are included in the results of operations, totaled $3.8 million in fiscal 2006. Gains or losses from balance sheet translation are included in shareholders' equity within accumulated other comprehensive income on the consolidated balance sheets.

                Internal use software.    Expenditures for software purchases and software developed or obtained for internal use are capitalized and amortized over a three- to five-year period on a straight-line basis. For software developed or obtained for internal use, we capitalize costs in accordance with the provisions of Statement of Position No. 98-1, Accounting for the

Costs of Computer Software Developed or Obtained for Internal Use. Our policy provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal use computer software. In addition, we also capitalize certain payroll and payroll-related costs for employees who are directly associated with internal use computer software projects. The amount of capitalizable payroll costs with respect to these employees is limited to the time directly spent on such projects. Costs associated with preliminary project stage activities, training, maintenance, and all other post-implementation stage activities are expensed as incurred. We also expense internal costs related to minor upgrades and enhancements as it is impractical to separate these costs from normal maintenance activities.

                Income taxes.    We use the asset and liability method of accounting for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes.  Under this method, income tax expenses or benefits are recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns.  We also account for any income tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies.  The measurement of current and deferred tax assets and liabilities are based on provisions of currently enacted tax laws.  The effects of future changes in tax laws or rates are not contemplated.

                As part of the process of preparing consolidated financial statements, we are required to estimate our income taxes and tax contingencies in each of the jurisdictions in which we operate prior to the completion and filing for tax returns for such periods.  This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes.  These differences result in net deferred tax assets and liabilities.  We must then assess the likelihood that the deferred tax assets will be realizable and to the extent we believe that realizability is not likely, we must establish a valuation allowance.  To the extent we establish a valuation allowance in a period, we must include a tax expense or benefit within the tax provision in the Statement of Operations.  In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowances, which could impact our results of operations in the quarter in which such determination is made.

Forward-Looking Statements

                This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and assumptions made by management. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to those discussed in Part II, Item 1A, “Risk Factors.” Unless otherwise required by law, we expressly disclaim any obligation to update publicly any forward-looking statements, whether as result of new information, future events or otherwise.

Available Information

                Our internet website address is www.solerainc.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act will be available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Our website and the information contained or incorporated therein are not intended to be incorporated into this report.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

                We are exposed to market risk from fluctuations in interest rates. We manage our interest rate risk by balancing the amount of our fixed rate and variable rate debt and through the use of interest rate swaps. The objective of the swaps is to more effectively balance our borrowing costs and interest rate risk. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At March 31, 2007, we had approximately $878.9 million of variable rate debt. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for the next year of approximately $8.8 million, before giving effect to the interest rate swap agreements described below. After giving effect to the offering and the application of the net proceeds therefrom, we would have had $607.6 million of variable rate debt at March 31, 2007, and, holding other variables constant, a one percentage point change in interest rates would have been expected to have an impact on pre-tax earnings and cash flows for the next year of approximately $6.1 million, before giving effect to the interest rate swap agreements described below. The interest rate swap agreements described below reduce our exposure to interest rate risk associated with our variable rate debt for the periods in which the swap agreements are in effect.

                Effective April 27, 2006, we entered into two interest rate swaps, both with maturities on July 13, 2011. The first has a notional amount of $195.0 million and requires us to pay, on a quarterly basis, a fixed rate of 5.35%. The second interest rate swap has a notional amount of €368.4 million ($486.5 million, as of February 28, 2007) and requires us to pay, on a quarterly basis, a fixed rate of 3.72%. At March 31, 2007, the estimated fair market value of the interest rate swaps was $2.3 million and is recorded in other assets in the condensed consolidated balance sheet. We expect to terminate these interest rate swaps in our fourth fiscal quarter and plan to enter into new interest rate swaps, with respect to at least 50% of the borrowings outstanding under the term loans, as is required under the terms of our amended and restated credit facility.

Foreign Currency Risk

                We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk when we enter into either a purchase or sale transaction using a currency other than our functional currency. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our condensed consolidated financial statements. Exchange rates between these currencies and U.S. dollars have fluctuated significantly over the last few years and may continue to do so in the future. A substantial portion of our revenues and costs are denominated in or effectively indexed to U.S. dollars, but the majority of our revenues and costs are denominated in Euros, British pounds, Swiss francs, Canadian dollars and other currencies. Historically, we have not undertaken hedging strategies to minimize the effect of currency fluctuations on our results of operations and financial condition; however, we may decide this is necessary in the future.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls

                We are in the process of developing disclosure controls and procedures that will be designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.
                As of March 31, 2007, we were not yet a public company and therefore we did not perform an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2007, in the preparation of this report. Accordingly, our management, including our CEO and CFO, cannot conclude that our disclosure controls and procedures are effective as of March 31, 2007.

There has been no change in internal controls over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations. As of March 31, 2007, we have considered all of the claims and disputes of which we are aware and accrued amounts in our analysis of doubtful accounts, allowances for credit memos or probable loss accruals.

Item 1A. Risk Factors.

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. If any of the following risks actually materializes, then our business, financial condition and results of operations would suffer. In addition, there may be risks of which we are currently unaware or that we currently regard as immaterial based on the information available to us that later prove to be material. These risks may adversely affect our business, financial condition and operating results

We depend on a limited number of customers for a substantial portion of our revenues, and the loss of, or a significant reduction in volume from, any of these customers would harm our financial results.

    We derive a substantial portion of our revenues from sales to large insurance companies. In the nine months ending March 31, 2007, we derived 17.9% of our revenues from our ten largest insurance company customers. The largest three of these customers accounted for 3.7%, 3.2% and 1.9%, respectively, of our  revenues during this period. A loss of one or more of these customers would result in a significant decrease in our revenues, including the business generated by collision repair facilities associated with those customers. We lost a customer contract in April 2006 during its renewal phase that accounted for  revenues in fiscal 2006 of approximately $4.3 million and recently lost our principal shared services contract, which accounted for approximately $5.2 million of revenue for the nine months ended March 31, 2007. Furthermore, many of our arrangements with European customers are terminable by them on short notice or at any time. In addition, disputes with customers may lead to delays in payments to us, terminations of agreements or litigation. Additional terminations or non-renewals of customer contracts or reductions in business from our large customers would harm our business, financial condition and results of operations.

Competitive pressures may require us to significantly lower our prices.

    Pricing pressures have required us to significantly lower prices for some of our software and services in several of our markets. We may be required to implement further price reductions in response to the following:

•                                            price reductions by competitors;

•                                            the consolidation of property and casualty insurance companies;

•                                            the introduction of competing software or services; and

•                                            a decrease in the frequency of accidents.

If we are required to accept lower prices for our software and services, it would result in decreased revenues and harm our business, financial condition and results of operations.

Changes in or violations by us or our customers of, applicable government regulations could reduce demand for or limit our ability to provide our software and services in those jurisdictions.

    Our insurance company customers are subject to extensive government regulations, mainly at the state level in the U.S. and at the country level in our non-U.S. markets. Some of these regulations relate directly to our software and services, including regulations governing the use of total loss and estimating software. If our insurance company customers fail to comply with new or existing insurance regulations, including those applicable to our software and services, they could lose their certifications to provide insurance and/or reduce their usage of our software and services, either of which would reduce our revenues. Also, we are subject to direct regulation in some markets, and our failure to comply with these regulations could significantly reduce our revenues or subject us to government sanctions. In addition, future regulations could force us to implement costly changes to our software and/or databases or have the effect of prohibiting or rendering less valuable one or more of our offerings. Moreover, some states in the U.S. have changed their regulations to permit insurance companies to use book valuations for total loss calculations, making our total loss software less valuable to insurance companies. New Jersey is considering legislation that, among other things, would require us to include additional data in the output of our estimating software and the circumstances in which our insurance company customers can utilize our software to calculate the cost to repair a damaged vehicle. In addition, some states are considering legislation that would require insurers to use estimates from two independent services to provide total loss calculations for a damaged vehicle and would provide authority to the state insurance commissioner to determine which services qualify as independent. If passed, this legislation may prohibit us from or limit our ability to provide our products and services in those states and/or may have the effect of making our products and services less desirable to our customers. Other states are considering legislation that would limit the data that our software can provide to our insurance company customers. In the event that demand for or our ability to provide our software and services decreases in particular jurisdictions due to regulatory changes, our revenues and margins may decrease.

    In addition, the Belgian Competition Department recently notified us that it has chosen to continue to investigate a complaint originally brought by a trade association representing collision repair facilities that was withdrawn by the trade association in 2005, relating to estimates generated by our software of the costs to repair damaged vehicles. Pursuant to the European Union competition laws, the Belgian Competition Department is asserting its authority to conduct this investigation as it relates to the Western European region.

Our industry is highly competitive, and our failure to compete effectively could result in a loss of customers and market share, which could harm our revenues and operating results.

    The markets for our automobile insurance claims processing software and services are highly competitive. In the U.S., our principal competitors are CCC Information Services Group Inc. and Mitchell International Inc. In Europe, our principal competitors are EurotaxGlass’s Group and DAT GmbH. If one or more of our competitors develop software or services that are superior to ours or are more effective in marketing its software or services, our market share could decrease, reducing our revenues. In addition, if one or more of our competitors retain existing or attract new customers for which we have developed new software or services, we may not realize expected revenues from these new offerings, reducing our profitability.

    Some of our current or future competitors may have or develop closer customer relationships, develop stronger brands, have greater access to capital, lower cost structures and/or more attractive system design and operational capabilities than we have. In addition, consolidation within our industry could result in the formation of competitors with substantially greater financial, management or marketing resources than we have and such competitors could utilize their substantially greater resources and economies of scale to develop and market competing products, divert sales away from us by offering their products at lower prices, or hire away our key employees by offering more lucrative compensation packages. Moreover, many insurance companies have historically entered into agreements with automobile insurance claims processing service providers like us and our competitors whereby the insurance company agrees to use that provider on an exclusive or preferred basis for particular products and services and agrees to require collision repair facilities, independent assessors and other vendors to use that provider. If our competitors are more successful than we are at negotiating these exclusive or preferential arrangements, we may lose market share even in markets where we retain other competitive advantages.

    In addition, our insurance company customers have varying degrees of in-house development capabilities, and one or more of them have expanded and may seek to further expand their capabilities in the areas in which we operate. Many of our customers are larger and have greater financial and other resources than we do and could commit significant resources to product development. Our software and services have been, and may in the future be, replicated by our insurance company customers in-house, which could result in our loss of those customers and their associated repair facilities, independent assessors and other vendors, resulting in decreased revenues and net income.

The time and expense associated with switching from our competitors' software and services to ours may limit our growth.

    The costs for an insurance company to switch providers of claims processing software and services can be significant and the process can sometimes take 12-18 months to complete. As a result, potential customers may decide that it is not worth the time and expense to begin using our software and services, even if we offer competitive and economic advantages. If we are unable to convince these customers to switch to our software and services, our ability to increase market share will be limited, which could harm our revenues and operating results.

Our industry is subject to rapid technological changes, and if we fail to keep pace with these changes, our market share and revenues will decline.

    Our industry is characterized by rapidly changing technology, evolving industry standards and frequent introductions of, and enhancements to existing, software and services, all with an underlying pressure to reduce cost. Industry changes could render our offerings less attractive or obsolete, and we may be unable to make the necessary adjustments to our offerings at a competitive cost, or at all. We also incur substantial expenses in researching, developing, designing and marketing new software and services. The development or adaptation of these new technologies may result in unanticipated expenditures and capital costs that would not be recovered in the event that our new software or services are unsuccessful. The research, development, production and marketing of new software and services are also subject to changing market requirements, as well as the satisfaction of applicable regulatory requirements and customers' approval procedures and other factors, each of which could prevent us from successfully marketing any new software and services or responding to competing technologies. The success of new software in our industry also often depends on the ability to be first to market, and our failure to be first to market with any particular software project could limit our ability to recover the development expenses associated with that project. If we cannot develop new technologies, software and services or any of our existing software or services are rendered obsolete, our revenues and income could decline and we may lose market share to our competitors, which would impact our future operations and financial results.

We have a very limited operating history as a stand-alone company, which may make it difficult to compare our current operating results to prior periods.

    Prior to the acquisition, our predecessor operated as a business unit of ADP. Our predecessor relied on ADP during this period for many of its internal functions, including accounting, tax, payroll, technology and administrative and operational support. In connection with the acquisition, ADP agreed to continue providing us with systems, network, programming and operational support and other administrative services for periods ranging from three to six months following the date of the acquisition. Although we have replaced these services either through third-party contracts or internal sources, we may not be able to perform any or all of these services in a cost-effective manner. If we are unable to maintain substitute arrangements on terms that are favorable to us or effectively perform these services internally, our business, financial condition and results of operations would be adversely affected.

    In addition, the historical financial information of our predecessor included in this quarterly report and our prospectus, filed with the SEC on May 14, 2007 (File No. 333-140626), may not reflect what our results of operations, financial position and cash flows would have been had we operated as a separate stand-alone company without the shared resources of ADP for the periods presented and are not necessarily indicative of our future results of operations, financial position and cash flows. For example, ADP allocated expenses and other centralized operating costs to our predecessor for periods prior to the acquisition, and the allocated costs included in our predecessor's historical financial statements could differ from amounts that we would have incurred if we had operated on a stand-alone basis.

We have a large amount of goodwill and other intangible assets as a result of the acquisition. Our earnings will be harmed if we suffer an impairment of our goodwill or other intangible assets.

    We have a large amount of goodwill and other intangible assets and are required to perform an annual assessment for possible impairment for accounting purposes. At March 31, 2007, we had goodwill and other intangible assets of $937.8 million. If we do not achieve our planned operating results or other factors impair these assets, we may be required to incur a non-cash impairment charge. Any impairment charges in the future will adversely affect our results of operations.

We have experienced net losses since the acquisition, and future net losses may cause our stock price to decline.

    We had a net loss of $39.6 million for the nine months ended March 31, 2007. We expect to continue to incur net losses in the future, due primarily to amortization of the $381.0 million of intangible assets that we had as of March 31, 2007 and interest expense associated with our indebtedness. We cannot assure you that we will become or remain profitable, and future net losses may reduce our stock price.

We may incur significant restructuring charges over the next 12 months, which would harm our operating results and cash position or increase debt.

    We incurred restructuring charges (benefits) of $1.7 million in fiscal 2004, $5.5 million in fiscal 2005, $(0.5) million during the period from July 1, 2005 through April 13, 2006 in the combined financial statements of the Claims Services Group and we incurred restructuring charges of $2.9 million during the fiscal year ended June 30, 2006 and $1.8 million for the nine months ended March 31, 2007 in our condensed consolidated financial statements. These charges consisted primarily of termination benefits. As of March 31, 2007, we had remaining liabilities associated with these restructuring charges of $1.8 million. We continue to evaluate our existing operations and capacity, and expect to incur additional restructuring charges as a result of future personnel reductions, related restructuring and productivity and technology enhancements, which may exceed the levels of our historical charges. We are currently evaluating several plans that, if all implemented, would result in restructuring charges of approximately $10.0 million to $12.0 million over the next twelve months. These potential charges, consisting primarily of termination benefits, would significantly reduce our cash position or increase debt.

Our software and services rely on information generated by third parties and any interruption of our access to such information could materially harm our operating results.

We believe that our success depends significantly on our ability to provide our customers access to data from many different sources. For example, a substantial portion of the data used in our repair estimating software is derived from parts and repair data provided by, among others, original equipment manufacturers, or OEMs, aftermarket parts suppliers, data aggregators, automobile dealerships and vehicle repair facilities. We obtain much of our data about vehicle parts and components and collision repair labor and costs through license agreements with OEMs, automobile dealers, and other providers. EurotaxGlass’s, one of our primary competitors in Europe, provides us with valuation and paint data for use in our European markets pursuant to a similar arrangement. Many of the license agreements through which we obtain data are for terms of one year and/or may be terminated without cost to the provider on short notice. If one or more of our licenses are terminated or if we are unable to renew one or more of these licenses on favorable terms or at all, we may be unable to access alternative data sources that would provide comparable information without incurring substantial additional costs. Recently, some OEM sources have indicated to us that they intend to materially increase the licensing costs for their data. While we do not believe that our access to any individual source of data is material to our operations, prolonged industry-wide price increases or reductions in data availability could make receiving certain data more difficult and could result in significant cost increases, which would materially harm our operating results.

System failures, delays and other problems could harm our reputation and business, cause us to lose customers and expose us to customer liability.

Our success depends on our ability to provide accurate, consistent and reliable services and information to our customers on a timely basis. Our operations could be interrupted by any damage to or failure of:

•      our computer software or hardware or our customers’ or third-party service providers’ computer software or hardware;

•                 our networks, our customers’ networks or our third-party service providers’ networks; and

•                 our connections to and outsourced service arrangements with third parties, such as Acxiom, which hosts data and applications for us and our customers.

Our systems and operations are also vulnerable to damage or interruption from:

•                 power loss or other telecommunications failures;

•                 earthquakes, fires, floods, hurricanes and other natural disasters;

•                 computer viruses or software defects;

•                 physical or electronic break-ins, sabotage, intentional acts of vandalism and similar events; and

•                 errors by our employees or third-party service providers.

These risks will be exacerbated by our planned migration of our systems and operations to a more centralized platform. Because many of our services play a mission-critical role for our customers, any damage to or failure of the infrastructure we rely on, including those of our customers and vendors, could disrupt our ability to deliver information to and provide services for our customers in a timely manner, which could result in the loss of current and/or potential customers. In addition, we generally indemnify our customers to a limited extent for damages they sustain related to the unavailability of, or errors in, the software and services we provide; therefore, a significant interruption of, or errors in, our software and services could expose us to significant customer liability.

Security breaches could result in lost revenues, litigation claims and/or harm to our reputation.

Our databases contain confidential data relating to our customers, policyholders and other industry participants. Security breaches, particularly those involving connectivity to the Internet, and the trend toward broad consumer and general public notification of such incidents, could significantly harm our business, financial condition or results of operations. Our databases could be vulnerable to physical system or network break-ins or other inappropriate access, which could result in claims against us and/or harm our reputation. In addition, potential competitors may obtain our data illegally and use it to provide services that are competitive to ours.

We operate in 45 countries, where we are subject to country-specific risks that could adversely impact our business and results of operations.

We generated approximately 68.6% of our revenues during the nine months ended March 31, 2007 outside the U.S., and we expect sales from non-U.S. markets to continue to represent a majority of our total sales. Sales and operations in individual countries are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, currency exchange controls and repatriation of earnings. Our results are also subject to the difficulties of coordinating our operations across 45 different countries. Furthermore, our business strategy includes expansion of our operations into new and developing markets, which will require even greater international coordination, expose us to additional local government regulations and involve markets in which we do not have experience or established operations. In addition, our operations in each country are vulnerable to changes in socio-economic conditions and monetary and fiscal policies, intellectual property protection disputes, the settlement of legal disputes through foreign legal systems, the collection of receivables through foreign legal systems, exposure to possible expropriation or other governmental actions, unsettled political conditions and possible terrorist attacks. These and other factors may harm our operations in those countries and therefore our business and results of operations.

Our operating results may vary widely from period to period, which may cause our stock price to decline.

Our contracts with insurance companies generally require time-consuming authorization procedures by the customer, which can result in additional delays between when we incur development costs and when we begin generating revenues from those software or services offerings. Our quarterly and annual revenues and operating results may fluctuate significantly in the future. In addition, we incur significant operating expenses while we are researching and designing new software and related services, and we typically do not receive corresponding payments in those same periods. As a result, the number of new software and services offerings that we are able to implement, successfully or otherwise, can cause significant variations in our cash flow from operations, and we may experience a decrease in our net income as we incur the expenses necessary to develop and design new software and services. We also may experience variations in our earnings due to other factors beyond our control, such as the introduction of new software or services by our competitors, customer acceptance of new software or services, the volume of usage of our offerings by existing customers and competitive conditions in our industry generally. We may also incur significant or unanticipated expenses when contracts expire, are terminated or are not renewed. Any of these events could harm our financial condition and results of operations and cause our stock price to decline.

Our future operating results may be subject to volatility as a result of exposure to foreign currency exchange risks.

We derive most of our revenues, and incur most of our costs, in currencies other than the U.S. dollar, principally the Euro. We currently do not hedge our exposure to foreign currency risks. In our historical financial statements, we re-measure our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period or the exchange rate at the end of that period. These re-measurements resulted in foreign currency translation adjustments of $10.9 million in fiscal 2005 in the combined financial statements of the Claims Services Group and $3.8 million in fiscal 2006 and $2.4 million for the nine months ended March 31, 2007 in our condensed consolidated financial statements. Further fluctuations in exchange rates against the U.S. dollar could decrease our revenues, increase our costs and expenses and therefore harm our future operating results.

Future acquisitions and joint ventures or dispositions may require significant resources and/or result in significant unanticipated losses, costs or liabilities.

We have grown in part, and in the future may continue to grow, by making acquisitions or entering into joint ventures or similar arrangements. Acquisitions and joint ventures require significant investment and managerial attention, which may be diverted from our other operations, and could entail a number of additional risks, including:

•                 problems with effective integration of operations and/or management;

•                 loss of key customers, suppliers or employees;

•                 increased operating costs; and

•                 exposure to unanticipated liabilities.

Furthermore, we participate in joint ventures in some countries. Our partners in these ventures may have interests and goals that are inconsistent with or different from ours, which could result in the joint venture taking actions that negatively impact our growth in the local market and consequently harm our business or financial condition. If we are unable to find suitable partners or if suitable partners are unwilling to enter into joint ventures with us, our growth into new geographic markets may slow, which would harm our results of operations.

Additionally, we may finance future acquisitions and/or joint ventures with cash from operations, additional indebtedness and/or the issuance of additional securities, any of which may impair the operation of our business or present additional risks, such as reduced liquidity or increased interest expense. We may seek also to restructure our business in the future by disposing of certain of our assets, which may harm our future operating results, divert significant managerial attention from our operations and/or require us to accept non-cash consideration, the market value of which may fluctuate.

We may require additional capital in the future, which may not be available on favorable terms, or at all.

Our future capital requirements depend on many factors, including our ability to develop and market new software and services and to generate revenues at levels sufficient to cover ongoing expenses. If we need to raise additional capital, equity or debt financing may not be available at all or may be available only on terms that are not favorable to us. In the case of equity financings, dilution to our stockholders could result, and in any case such securities may have rights, preferences and privileges that are senior to those of the shares offered hereby. If we cannot obtain adequate capital on favorable terms or at all, we may be unable to support future growth or operating requirements and, accordingly, our business, financial condition and results of operations could be harmed.

Privacy concerns could require us to exclude data from our software and services, which may reduce the value of our offerings to our customers, damage our reputation and deter current and potential users from using our software and services.

In the European Union and other jurisdictions, there are significant restrictions on the use of personal data. Violations of these laws would harm our business. In addition, concerns about our collection, use or sharing of automobile insurance claims information or other privacy-related matters, even if unfounded, could damage our reputation and operating results.

Our business depends on our brands, and if we are not able to maintain and enhance our brands, our business and operating results could be harmed.

We believe that the brand identity that we have developed has significantly contributed to the success of our business. We also believe that maintaining and enhancing our brands, such as Audatex, ABZ, Hollander, Informex, Sidexa and IMS, are critical to the expansion of our software and services to new customers in both existing and new markets. Maintaining and enhancing our brands may require us to make substantial investments and these investments may not be successful. If we fail to promote and maintain our brands or if we incur excessive expenses in this effort, our business, operating results and financial condition will be harmed. We anticipate that, as our markets become increasingly competitive, maintaining and enhancing our brands may become increasingly difficult and expensive. Maintaining and enhancing our brands will depend largely on our ability to be a technology innovator and to continue to provide high quality software and services, which we may not do successfully. To date, we have engaged in relatively little direct brand promotion activities, and we may not successfully implement brand enhancement efforts in the future.

Third parties may claim that we are infringing upon their intellectual property rights, and we could be prevented from selling our software or suffer significant litigation expense even if these claims have no merit.

Our competitive position is driven in part by our intellectual property and other proprietary rights. Third parties, however, may claim that we, our software or operations or any products or technology, including claims data or other data, we obtain from other parties are infringing upon the intellectual property rights of others, and we may be unaware of intellectual property rights of others that may cover some of our assets, technology, software and services. Any litigation initiated against us regarding patents, trademarks, copyrights or other intellectual property rights, even litigation relating to claims without merit, could be costly and time-consuming and could divert our management and key personnel from operating our business. In addition, if any third party has a meritorious or successful claim that we are infringing upon its intellectual property rights, we may be forced to change our software or enter into licensing arrangement with third parties, which may be costly or impractical. These claims may also require us to stop selling our software and/or services as currently designed, which could harm our competitive position. We also may be subject to significant damages or injunctions that prevent the further development and sale of certain of our software or services and may result in a material loss in revenue.

We may be unable to protect our intellectual property and property rights, either without incurring significant costs or at all, which would harm our business.

We rely on a combination of patents, copyrights, know-how, trademarks, license agreements and contractual provisions, as well as internal procedures, to establish and protect our intellectual property rights. The steps we have taken and will take to protect our intellectual property rights may not deter infringement, duplication, misappropriation or violation of our intellectual property by third parties. In addition, any of the intellectual property we own or license from third parties may be challenged, invalidated, circumvented or rendered unenforceable. In addition, the laws of some of the countries in which products similar to ours may be developed may not protect our software and intellectual property to the same extent as U.S. laws or at all. We may be unable to protect our rights in trade secrets and unpatented proprietary technology in these countries. We may also be unable to prevent the unauthorized disclosure or use of our technical knowledge or trade secrets by consultants, vendors, former employees and current employees, despite the existence of nondisclosure and confidentiality agreements and other contractual restrictions. If our trade secrets become known, we may lose our competitive advantages. If we fail to protect our intellectual property, we may not receive any return on the resources expended to create the intellectual property or generate any competitive advantage based on it.

Pursuing infringers of our intellectual property could result in significant litigation costs and diversion of management resources, and any failure to pursue or successfully litigate claims against infringers could result in competitors using our technology and offering similar products and services, potentially resulting in loss of competitive advantage and decreased revenues.

We depend on a limited number of key personnel who would be difficult to replace. If we lose the services of these individuals, or are unable to attract new talent, our business will be adversely affected.

We depend upon the ability and experience of our key personnel, who have substantial experience with our operations, the rapidly changing automobile insurance claims processing industry and the markets in which we offer our software and services. The loss of the services of one or more of our senior executives or key employees, such as our Chief Executive Officer, Tony Aquila, could harm our business and operations. Our success also depends on our ability to continue to attract, manage and retain other qualified management, sales and technical personnel as we grow. We may not be able to continue to attract or retain such personnel in the future.

We require a significant amount of cash to service our indebtedness, which reduces the cash available to finance our organic growth, make strategic acquisitions and enter into alliances and joint ventures.

We have a significant amount of indebtedness. As of March 31, 2007, our indebtedness, including current maturities, was $878.9 million, and we would have been able to borrow an additional $33.0 million under our amended and restated senior credit facility.  During the nine months ended March 31, 2007 our aggregate interest expense was $55.3 million, and the cash paid for interest was $42.0 million.  After giving effect to the initial public offering and the application of the net proceeds therefrom, we would have had approximately $607.6 million of total debt at March 31, 2007.

Our indebtedness could:

•                 make us more vulnerable to unfavorable economic conditions and a reduction in our revenues;

•                 make it more difficult to obtain additional financing in the future for working capital, capital expenditures or other general corporate purposes;

•                 require us to dedicate or reserve a large portion of our cash flow from operations for making payments on our indebtedness, which would prevent us from using it for other purposes, including software development;

•                 make us susceptible to fluctuations in market interest rates that affect the cost of our borrowings to the extent that our variable rate debt is not covered by interest rate derivative agreements; and

•                 make it more difficult to pursue strategic acquisitions, joint ventures, alliances and collaborations.

Our ability to service our indebtedness will depend on our future performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors. Some of these factors are beyond our control. If we cannot generate sufficient cash flow from operations to service our indebtedness and to meet our other obligations and commitments, we may be required to refinance our debt or to dispose of assets to obtain funds for such purpose. We cannot assure you that debt refinancings or asset dispositions could be completed on a timely basis or on satisfactory terms, if at all, or would be permitted by the terms of our debt instruments.

Our amended and restated credit facility may limit our ability to pay dividends, incur additional debt, make acquisitions and make other investments.

Our amended and restated credit facility contains covenants that may restrict our and our subsidiaries’ ability to make certain distributions with respect to our capital stock, prepay other debt, encumber our assets, incur additional indebtedness, make capital expenditures above specified levels, engage in business combinations or undertake various other corporate activities. These covenants may require us also to maintain certain specified financial ratios, including those relating to total leverage and interest coverage.

Our failure to comply with any of these covenants could result in the acceleration of our outstanding indebtedness. If acceleration occurs, we would not be able to repay our debt and it is unlikely that we would be able to borrow sufficient additional funds to refinance our debt. Even if new financing is made available to us, it may not be available on acceptable or reasonable terms. An acceleration of our indebtedness would impair our ability to operate as a going concern.

We expect to incur a significant non-cash charge in connection with our expected use of the net proceeds from  our initial public offering.

We intend to use all of our net proceeds from the offering to repay a portion of the outstanding indebtedness under our existing credit facilities. In connection with the repayment of these amounts, we expect to incur a pre-tax, non-cash charge of approximately $35.7 million on the early extinguishment of debt, including prepayment premiums of $7.0 million. This charge will have an adverse impact on our financial condition and operating results for the fourth quarter of our fiscal year ending June 30, 2007.

Current or future litigation could have a material adverse impact on us.

We have been and continue to be involved in legal proceedings, claims and other litigation that arise in the ordinary course of business. For example, we have been and are currently involved in disputes with collision repair facilities, acting individually and as a group in some situations that claim that we have colluded with our insurance company customers to depress the repair time estimates generated by our repair estimating software. In addition, we are currently one of the defendants in a putative class action lawsuit alleging that we have colluded with our insurance company customers to cause the estimates of vehicle fair market value generated by our total loss estimation software to be unfairly low. Furthermore, we are also subject to assertions by our customers that we have not complied with the terms of our agreements with them, which could in the future lead to arbitration or litigation. While we do not expect the outcome of any such pending or threatened litigation to have a material adverse effect on our financial position, litigation is unpredictable and excessive verdicts, both in the form of monetary damages and injunction, could occur. In the future, we could incur judgments or enter into settlements of claims that could harm our financial position and results of operations.

If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, we may be subject to sanctions by regulatory authorities.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting for our annual report for fiscal 2008. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We will be evaluating our internal controls systems to allow management to report on, and our independent auditors to attest to, our internal controls. We will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 by the above deadline, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC or NYSE. Any such action could adversely affect our financial results or investors’ confidence in us and could cause our stock price to fall. In addition, the controls and procedures that we will implement may not comply with all of the relevant rules and regulations of the SEC and NYSE. If we fail to develop and maintain effective controls and procedures, we may be unable to provide financial information in a timely and reliable manner, subjecting us to sanctions and harm to our reputation.

Requirements associated with being a public company will increase our costs significantly, as well as divert significant company resources and management attention.

Prior to our initial public offering, we were not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or the other rules and regulations of the SEC or any securities exchange relating to public companies. We are working with our legal, independent accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include corporate governance, corporate control, internal audit, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas. However, the expenses that will be required in order to adequately prepare for being a public company could be material. Compliance with the various reporting and other requirements applicable to public companies will also require considerable time and attention of management. We cannot predict or estimate the amount of the additional costs we may incur, the timing of such costs or the degree of impact that our management’s attention to these matters will have on our business. In addition, the changes we make may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis.

In addition, being a public company could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

Our certificate of incorporation and by-laws contain provisions that could discourage another company from acquiring us and may prevent attempts by our stockholders to replace or remove our current management.

Some provisions of our certificate of incorporation and by-laws may have the effect of delaying, discouraging or preventing a merger or acquisition that our stockholders may consider favorable, including transactions in which stockholders may receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace or remove our board of directors. These provisions include:

•      authorization of the issuance of “blank check” preferred stock without the need for action by stockholders;

•      the removal of directors only by the affirmative vote of the holders of two-thirds of the shares of our capital stock entitled to vote;

•      any vacancy on the board of directors, however occurring, including a vacancy resulting from an enlargement of the board, may only be filled by vote of the directors then in office;

•      inability of stockholders to call special meetings of stockholders and limited ability of stockholders to take action by written consent; and

•      advance notice requirements for board nominations and proposing matters to be acted on by stockholders at stockholder meetings.

We currently do not intend to pay dividends on our common stock, and as a result, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.

We currently do not expect to declare or pay dividends on our common stock in the foreseeable future. In addition, we expect that our amended and restated senior credit facility will limit our ability to declare and pay cash dividends on our common stock. As a result, your only opportunity to achieve a return on your investment in us will be if the market price of our common stock appreciates and you sell your shares at a profit. We cannot assure you that the market price for our common stock will ever exceed the price that you pay.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Change in Securities.

On July 25, 2006 and on November 8, 2006, we granted the right to purchase common stock to certain employees. Under these arrangements, we issued an aggregate of 625,429 shares of common stock to our employees in January 2007.  On January 26, 2007, we granted the right to purchase an additional 50,000 shares of common stock to two of our employees and these shares were purchased in February 2007.  On May 11, 2007, we issued options to purchase 428,400 shares of common stock and granted rights to purchase 304,731 shares of common stock to certain of our employees. The weighted average exercise price of these May 11, 2007 options is $16.00. All of these stock options were granted under our Amended and Restated 2007 LTIP Stock Incentive Plan. The issuance of these options was exempt from registration pursuant to Section 4(2) and Rule 701 of the Securities Act.

Use of Proceeds from Registered Securities.

On May 16, 2007, we completed an initial public offering of shares of our common stock.  The SEC declared the Registration Statement for the initial public offering (File No. 333-140626) effective on May 10, 2007, and we filed a Registration Statement pursuant to Rule 462(b) (File No. 333-142832) on May 10, 2007 to register additional shares of common stock in the offering.  Pursuant to these Registration Statements, the Company registered the sale of a total of 30,187,500 shares of common stock, of which the Company sold 19,200,000 shares and the selling stockholders sold 10,987500 shares.  The 10,987,500 shares of common stock sold by the selling stockholders includes 3,937,500 shares sold pursuant to the underwriters’ over-allotment option.  At a public offering price of $16.00 per share, the aggregate price of the shares of common stock sold by the Company was $307,200,000 and the aggregate price of the shares of common stock sold by the selling stockholders was $175,800,000.  We did not receive any proceeds from the sale of common stock by the selling stockholders. The managing underwriters for the offering were Goldman, Sachs & Co. and J.P. Morgan Securities Inc.

The Company received approximately $283.0 million in net proceeds from the initial public offering, after deducting underwriting discounts, commissions and expenses of approximately $24.2 million, and $607.6 million in net proceeds under the amended and restated credit facility, after debt issuance costs of approximately $3.8 million. $889.2 million of the $890.6 million of combined net proceeds were used to repay (i) $538.6 million under the first lien credit facility for all outstanding term loans and accrued interest thereon, (ii) $226.2 million under the second lien credit facility for all borrowings and accrued interest thereon, and a related prepayment premium of $4.5 million, and (iii) $124.4 million under the subordinated unsecured credit (mezzanine) facility for all borrowings and accrued interest thereon, and a related prepayment premium of $2.5 million. The Company estimates that the total expenses of the offering were approximately $8.0 million, of which $3.0 million was paid prior to the closing date of the offering.

Item 6. Exhibits.

Exhibit No.	Description
10.1

Amended and Restated First Lien Credit and Guaranty Agreement , dated as of May 16, 2007, among Audatex North America, Inc., Solera Nederland Holding B.V. Audatex Holdings IV B.V., Audatex Holdings, LLC, Certain Subsidiaries of Audatex Holdings, LLC, Various Lenders, Goldman Sachs Credit Partners L.P., Citigroup Global Markets, Inc. and Citicorp USA, Inc.

31.1	Certification by Tony Aquila, Chief Executive Officer.
31.2	Certification of Jack Pearlstein, Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLERA HOLDINGS, INC.

/s/ Tony Aquila
Tony Aquila
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Jack Pearlstein
Jack Pearlstein
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

June 25, 2007.