Form 10-Q
period 2007-09-30
SOLERA HOLDINGS, INC
filed 2007-11-14
CIK 1324245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

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

Yes  ☐  No  ☒

The number of shares outstanding of the issuer’s common stock, as of November 14, 2007, was 64,754,813.

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

These forward looking statements are identified by the use of terms and phrases such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project” and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: our dependence on a limited number of customers for a substantial portion of our revenues; continued pricing pressure; implementation of or changes in laws or regulations; the effects of competition in our industry; our ability to increase market share, successfully introduce new software and services and expand our operations to new geographic locations; our ability to anticipate changes in technology and regulatory standards and to successfully develop and introduce new and enhanced software on a timely basis; our limited operating history as a stand-alone company; potential impairment of our significant amount of goodwill and intangible assets; our access to information generated by third parties; system failures or other operational events that impact our ability to deliver software and services in a timely manner; our ability to safeguard our data; risks associated with our extensive global operations; the impact of or our ability to enter into future acquisitions, joint ventures or divestitures; future availability of additional capital; the unpredictability of intellectual property protection and maintenance; any future changes in management or loss of key personnel; the degree to which we are leveraged and the terms of our debt service obligations; the outcome of legal proceedings; and risks associated with establishing and maintaining internal control over financial reporting in compliance with Section 404.

All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

SOLERA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2007 AND JUNE 30, 2007

(In thousands, except share amounts)

(Unaudited)

	September 30,	June 30,
	2007	2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$107,124	$89,868
Accounts receivable — net	86,562	85,543
Other receivables	9,834	9,297
Other current assets	18,503	16,901
Deferred income tax assets	3,077	3,248

Total current assets	225,100	204,857

PROPERTY AND EQUIPMENT — Net	52,121	51,485

OTHER ASSETS	14,453	11,625

LONG TERM DEFERRED INCOME TAX ASSETS	24,190	23,835

GOODWILL	599,231	569,165

INTANGIBLE ASSETS — Net	359,467	362,986

TOTAL	$1,274,562	$1,223,953

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$26,540	$25,571
Accrued expenses and other current liabilities	90,933	89,240
Income taxes payable	16,399	13,995
Deferred income tax liabilities	419	1,076
Current portion of long-term debt	7,723	14,140

Total current liabilities	142,014	144,022

LONG-TERM DEBT	620,172	599,128

OTHER LIABILITIES	30,857	25,378

LONG-TERM DEFERRED INCOME TAX LIABILITIES	42,986	42,922

Total liabilities	836,029	811,450

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	13,412	11,229

STOCKHOLDERS’ EQUITY:
Common Shares, $0.01 par value: 150,000,000 shares authorized; 64,754,813 and 64,813,563 issued and outstanding as of September 30, 2007 and June 30, 2007, respectively	506,428	505,939
Accumulated deficit	(106,806)	(111,687)
Accumulated other comprehensive income	25,499	7,022

Total stockholders’ equity	425,121	401,274

TOTAL	$1,274,562	$1,223,953

See notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(In thousands, except per share/unit amounts)

(Unaudited)

	Three Months Ended September 30,
	2007	2006

Revenues	$124,181	$111,482

Cost of revenues:
Operating expenses	32,340	32,710
Systems development and programming costs	15,973	16,176

Total cost of revenues (excluding depreciation and amortization)	48,313	48,886

Selling, general and administrative expenses	33,542	30,890
Depreciation and amortization	22,405	25,176
Restructuring charges	1,623	895
Interest expense	11,162	17,857
Other (income) expense — net	(1,156)	4,340

	67,576	79,158

Income/(loss) before provision for income taxes and minority interests	8,292	(16,562)

Income tax provision	2,877	243

Minority interest in net income of consolidated subsidiaries	1,561	1,085

Net income/(loss)	3,854	(17,890)

Dividends and redeemable preferred unit accretion	—	4,191

Net income/(loss) allocable to common stockholders/unitholders	$3,854	$(22,081)

Net income/(loss) allocable to common stockholders/unitholders per share/unit:
Basic	$0.06	$(0.76)
Diluted	$0.06	$(0.76)

Weighted-average shares/units used in the calculation of net income/(loss) per share/unit allocable to common stockholders/unitholders:
Basic	62,833	29,038
Diluted	64,589	29,038

See notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income / (loss)	$3,854	$(17,890)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation and amortization	22,405	25,176
Minority interests in net income of consolidated subsidiaries	1,561	1,085
Provision for doubtful accounts	50	124
Stock/unit-based payment compensation	602	96
Deferred income taxes	(2,568)	(2,278)
Change in fair value of financial instrument	32	4,275
Other	434	29
Changes in operating assets and liabilities — net of effects from acquisition of businesses:
(Increase) decrease in accounts receivable	3,175	(11,997)
(Increase) decrease in other assets	(1,763)	556
Increase (decrease) in accounts payable	(22)	12,525
Decrease in accrued expenses and other liabilities	(1,849)	(364)
Increase in accrued interest	313	3,513
Net cash provided by operating activities	26,224	14,850

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,913)	(6,895)
Acquisitions of business — net of cash acquired	—	(1,040)
Investment in joint venture	(295)	—
Net cash used in investing activities	(5,208)	(7,935)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment on financed asset acquisition	(544)	(484)
Repayments under revolving credit facility	(6,929)	(4,000)
Repayments of long-term debt	(1,545)	(1,303)
Repurchase of common shares	(112)	—
Net cash used in financing activities	(9,130)	(5,787)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	5,370	(179)

NET CHANGE IN CASH AND CASH EQUIVALENTS	17,256	949

CASH AND CASH EQUIVALENTS — Beginning of period	89,868	88,826

CASH AND CASH EQUIVALENTS — End of period	$107,124	$89,775

SUPPLEMENTAL CASH FOW INFORMATION
— Dividends and redeemable preferred unit accretion	$—	$4,191
— Cash paid for interest	$10,405	$13,825
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
— Capital assets financed	$660	$5,768

See notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit and share/unit amounts)

(Unaudited)

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

Principles of Consolidation and Basis of Presentation   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles and applicable regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited Consolidated Financial Statements for the fiscal year ended June 30, 2007, included in our Annual Report on Form 10-K filed with the SEC on September 17, 2007. The Company’s operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for future quarters and the fiscal year ending June 30, 2008.

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

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies were described in Note 2 to our audited Consolidated Financial Statements for the fiscal year ended June 30, 2007, included in our Annual Report on Form 10-K. These accounting policies have not significantly changed.

Recent Accounting Pronouncements—In June 2006, the FASB issued FASB Interpretation No 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109  (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements and also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Effective July 1, 2007, the Company adopted FIN 48 which required a $1,027 cumulative credit adjustment to decrease accumulated deficit. As a result of FIN 48, we could have greater volatility in our effective tax rate in the future.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have, if any, on its consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2009, although earlier adoption is permitted. The Company is currently evaluating the impact that SFAS No. 159 will have on its consolidated financial statements.

In March 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF No. 06-11”).  EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee stock-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company does not expect that EITF 06-11 will have a material impact on its results of operations or cash flows.

In June 2007, the FASB ratified EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF No. 07-3”). EITF No. 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF No. 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We are currently evaluating the effect that the adoption of EITF No. 07-3 will have on our consolidated results of operations and financial condition.

3.                      NET INCOME (LOSS) PER COMMON SHARE

The Company calculates net income (loss) per common share/unit in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”). Under SFAS No. 128, basic net income (loss) per common share/unit is calculated by dividing net income (loss) by the weighted-average number of common shares/units outstanding during the reporting period excluding shares/units subject to repurchase.

Reconciliation of shares/units used in this calculation table of basic and diluted net income (loss) per share/unit for the three months ended September 30, 2007 and 2006, is as follows (in thousands except for per share/unit data):

	Three Months Ended September 30,
	2007	2006
Net income/(loss)	$3,854	$(22,081)
Weighted-average number of common shares/units	62,833	31,047
Weighted-average antidilutive common shares/units	—	(2,009)
Weighted-average number of common shares/units used to compute basic net income/(loss) per share/unit	62,833	29,038
Effect of dilutive common stock equivalents:
Stock options to purchase common stock	—	—
Restricted common stock awards	1,756	—
Weighted-average number of common shares/units used to compute diluted net income/(loss) per share/unit	64,589	29,038

Basic net income/(loss) per share/unit	$0.06	$(0.76)
Diluted net income/(loss) per share/unit	$0.06	$(0.76)

For the three months ended September 30, 2007 potential common stock equivalents of 32,459 are not included in the diluted net income per share calculation above, because their effect was antidilutive for the period. For the three months ended September 30, 2006, outstanding redeemable preferred units of 204,239 and nonvested carried common units of 1,876,276 have been excluded, as they are antidilutive due to the Company’s net loss for the period.

4.                      RESTRUCTURING CHARGES

The Company recorded restructuring charges of $1,623 during the three months ended September 30, 2007, which consisted primarily of one-time termination benefits of $575 and net facilities consolidation charges of $1,048. One-time termination benefits relate to the termination of approximately 17 employees during the three months ended September 30, 2007. As part of the restructuring, the Company recorded a net $2,522 one-time adjustment to reflect the non-cash write-off of lease related assets and furniture as a result of the facilities consolidation effort. The restructuring balance at September 30, 2007 also included $425 in cumulative translation adjustments and other restructuring activity. For the three months ended September 30, 2006 there was a charge of $895 for termination benefits.  The Solera restructuring initiatives were designed to achieve efficiencies and reduce costs in response to changes in projected demand for certain services. The restructuring reserves are included in Accrued expenses and other current liabilities in the condensed consolidated balance sheets. The following table summarizes the charges for restructuring and related activities, including payments made and the ending reserve balances by business segment:

	Restructuring Plan from acquisition of CSG		Solera Restructuring Plan		Total
	EMEA	Americas	EMEA	Americas	EMEA	Americas	Total

Balance—June 30, 2007	$6	$180	$4,104	$1,309	$4,110	$1,489	$5,599
Additions/adjustments	1	—	235	4,334	236	4,334	4,570
Payments	—	(9)	(196)	(1,143)	(196)	(1,152)	(1,348)
Balance—September 30, 2007	$7	$171	$4,143	$4,500	$4,150	$4,671	$8,821

The EMEA business segment encompasses the Company’s operations in Europe, the Middle East, Africa and Asia. The Americas business unit encompasses the Company’s operations in North America and Central and South America.

5.                      GOODWILL AND INTANGIBLE ASSETS — NET

Changes in goodwill during the three month period ended September 30, 2007, by business segment are as follows:

	EMEA	Americas	Total

Balance—June 30, 2007	$478,355	$90,810	$569,165
Adjustments	78	—	78
Cumulative translation adjustments	29,443	545	29,988

Balance—September 30, 2007	$507,876	$91,355	$599,231

Components of intangible assets, excluding goodwill, as of September 30, 2007 and June 30, 2007, are as follows:

	September 30,	June 30,
	2007	2007
Intangibles (excluding goodwill):
Internally developed software	$23,612	$22,151
Customer relationships	192,924	185,946
Trademarks	15,172	14,369
Software and database technology	259,097	249,347
	490,805	471,813
Less accumulated amortization	(131,338)	(108,827)
Intangible assets — net	$359,467	$362,986

Intangible assets (except goodwill) have finite lives and, as such, are subject to amortization. The weighted average remaining useful life of the intangible assets is 11.94 years (2.20 years for internally developed software, 18.75 years for customer relationships, 2.75 years for trademarks and 7.75 years for software and database). Internally developed software is amortized on a straight-line basis. Other intangible assets are amortized on an accelerated basis to reflect the pattern in which economic benefits of the intangible assets are consumed. Amortization of intangibles totaled $18,182 and $21,387 for the three months ended September 30, 2007 and 2006, respectively. Estimated amortization expense of the Company’s existing intangible assets for the next five fiscal years ended June 30 are as follows:

2008 (remaining 9 months)	$57,778
2009	64,398
2010	53,374
2011	40,911
2012	32,248
Thereafter	110,758

Total	$359,467

The above useful lives represent the Company’s best estimates. However, actual lives may differ from these estimates. In addition, the expected future amortization may vary based on fluctuations in foreign currency exchange rates.

6.                      FINANCIAL INSTRUMENTS AND DERIVATIVES

Financial Instruments — At September 30, 2007 and June 30, 2007, the carrying amounts of cash equivalents, receivables, accounts payable and other liabilities approximated their fair values because of the short-term maturities of these financial instruments. The carrying amounts of long-term debt at September 30, 2007 and June 30, 2007, approximated fair value based on prevailing interest rates.

Derivatives — In the normal course of business, the Company is exposed to interest rate changes and foreign currency fluctuations. The Company strives to limit these risks through the use of derivatives such as interest rate swaps and foreign exchange options. Derivatives are not used for speculative purposes.

In February 2006, the Company entered into a foreign currency exchange option (the “FX Option”) that gives the Company the option to call USD $200,000 at a strike price of 1.1646 EUR/USD at any time up to February 8, 2011. This FX Option is not designated as a hedging instrument. In February 2006, the Company paid approximately $7,912 for the FX Option. As of September 30, 2007 and June 30, 2007, the fair value of the FX Option approximated $937 and $970, respectively, and was recorded in Other assets in the condensed consolidated balance sheets. The decrease in fair value of approximately $33 was recognized in Other (income) expense in the condensed consolidated statement of operations, during the three months ended September 30, 2007.

In June 2007, the Company entered into three USD-based interest rate swaps with notional amounts of $50,000, $80,965 and $75,000 with maturities on June 30, 2011 which require the Company to pay fixed rates of 5.445%, 5.418% and 5.445%, respectively, and also entered into three Euro-based interest rate swaps with notional amounts of € 69,821, € 50,000 and € 60,000 with maturities on June 30, 2011 which require the Company to pay fixed rates of 4.603%, 4.679% and 4.685%, respectively. These interest rate swaps are designated and documented at the inception of the hedge as cash flow hedges and are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of Accumulated other comprehensive income/(loss) in stockholders’ equity and reclassified into earnings when the hedged transaction affects earnings. The ineffective portion on these cash flow hedges is recognized in interest expense. The estimated fair value of $4,945 on USD-based swaps and €1,291 ($1,842) on Euro-based swaps was recorded in Other liabilities in the consolidated balance sheet as of September 30, 2007. The change of $5,439 in the fair value of swaps reflects the effective portion of loss on these hedges and is reported as a component of Accumulated other comprehensive income in stockholders’ equity.

The estimated fair values of the Company’s derivatives were determined based on quoted market prices and may not be representative of actual values that could have been realized or that will be realized in the future.

7.                      LONG-TERM DEBT

Long-term debt consists of the following:

	September 30,	June 30,
	2007	2007
Senior secured credit facilities:
Amended and restated first lien credit facility:
European revolver loan, due April 2012	$1,427	$8,073
Domestic term loan, due May 2014	228,850	229,425
European term loan, due May 2014	397,618	375,770
Total	627,895	613,268
Less current portion	7,723	14,140
Long-term portion	$620,172	$599,128

Senior Secured Credit Facilities — On May 16, 2007, in conjunction with the closing of initial public offering, the Company entered into an Amended and Restated Senior Credit Facility Agreement with a syndicate of commercial lenders, consisting of a $50,000 Revolving Credit Facility, a $230,000 Domestic Term Loan and a € 280,000 European Term Loan.  As of September 30, 2007, the Company had $1,427, $228,850 and $397,618 (€ 278,600) in outstanding loans under the Revolving Credit Facility, the Domestic Term Loan and the European Term Loan, respectively, with interest rates of 8.0%, 7.6875% and 6.75%, respectively. Borrowings under the Amended and Restated Senior Credit Facility bear interest, to be reset at the Company’s option, at a rate determined by the sole lead arranger of the syndicate of commercial lenders equal to (1) the offer rate on dollars based on the British Bankers’ Association Settlement Rate for deposits or (2) the offer rate on the Euro from the Banking Federation of the European Union, or (3) in the event such rates are not available, then the offered quotation rate to first class banks in the London inter-bank market or European inter-bank market by Citibank USA Inc. for deposits, respectively, in each case, plus an applicable margin that varies based upon the Company’s consolidated leverage ratio, as defined in the agreement. Beginning on June 30, 2007, consecutive quarterly principal payments of $575 and €700 are required for the Domestic Term Loan and European Term Loan, respectively, under the Amended and Restated Senior Credit Facility with the remaining balance due in May 2014. The Amended and Restated Senior Secured Credit Facility allows for voluntary prepayments under specified conditions and requires mandatory prepayments and commitment reductions upon the occurrence of certain events, including among others, sale of assets, receipt of insurance or condemnation proceeds, excess cash flow and issuances of debt and equity securities.

The obligations under the Amended and Restated Senior Credit Facility are secured by substantially all of the assets of the Company. The Amended and Restated Senior Credit Facility contains certain covenants including, among others, requirements related to financial reporting, maintenance of operations, compliance with applicable laws and regulations, maintenance of interest rate protection and compliance with specified financial covenants, as well as restrictions related to liens, investments, additional indebtedness, dispositions of assets or subsidiary interests, dividends, distributions, issuances of equity securities, transactions with affiliates, capital expenditures and certain other changes in the business. The Amended and Restated Senior Credit Facility contains a leverage ratio, which is applicable only to the revolving loans and applies only if at least $10,000 of revolving loans, including outstanding letters of credit, are outstanding for at least 10 days during the prior fiscal quarter.

Future Minimum Principal Payments — Future minimum principal payments as of September 30, 2007 are as follows:

2008 (remaining 9 months)	$4,722
2009	6,296
2010	6,296
2011	6,296
2012	7,723
Thereafter	596,562

Total	$627,895

8.                      EMPLOYEE BENEFIT PLANS

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

The Company adopted SFAS 123(R) using the prospective transition method. Under this method, SFAS 123(R) is applied to new awards and to awards modified, repurchased or cancelled after the adoption date of July 1, 2006. Compensation cost that was previously recorded under APB Opinion No. 25 for awards outstanding at the adoption date, such as unvested options, will continue to be recognized as the options vest. Accordingly, for the three months ended September 30, 2007, stock-based compensation expense includes compensation cost related to estimated fair values of awards granted after the date of adoption of SFAS 123(R) and compensation costs related to unvested awards at the date of adoption based on the intrinsic values as previously recorded under APB Opinion No. 25.

The fair value of stock and options awards granted after July 1, 2006 is estimated on the grant date using the Black-Scholes option valuation model. This valuation model for stock-based compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation including the expected term (weighted average period of time that the shares and options granted are expected to be outstanding), the volatility of the Company’s common shares, an assumed risk free interest rate and the estimated forfeitures of unvested share awards. No compensation cost is recorded for awards that do not vest. For awards granted after July 1, 2006, and valued in accordance with SFAS 123(R), the Company used the straight-line method for expense attribution. Expected volatilities utilized in the model are based on a combination of implied market volatilities, historical volatility of the Company’s stock price and other factors. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant.

Stock-based compensation expense of $602 and $191 was recognized in net income / (loss) for the three months ended September 30, 2007 and 2006, respectively, as well as related tax benefits of $180 and $67, respectively.

As of September 30, 2007, the total remaining unrecognized compensation cost related to non-vested stock options, and restricted stock awards amounted to $8,663 which will be amortized over a weighted average period of 3.4 years.

The fair value for stock-based awards was estimated at the date of grant with the following assumptions: a risk-free interest rate of 4.5%; a dividend yield of 0.0%; a weighted average volatility factor of 32.8%; a weighted average expected life of 6.1 years; and an exercise price of $16.00 per share for the May 2007 grants and $17.19 per share for the September 2007 grants.

Restricted Stock—The Company has a restricted stock program under which shares of common stock have been issued to certain key employees. These shares are restricted as to transfer and in certain circumstances must be returned to the Company at the original purchase price. The Company records stock compensation expense relating to the issuance of restricted stock over the period during which the transfer restrictions exist, which may be up to five years from the date of grant. The value of the Company’s restricted stock, based on market prices, is recognized as compensation expense over the restriction period on a straight-line basis.

For the three months ended September 30, 2007, the Company granted the right to purchase 4,900 restricted common stock/units and is summarized as follows:

	Number of restricted common stock / units	Purchase price per common stock / unit	Fair value per common stock / unit	Total compensation expense to be recognized over vesting period
Outstanding at June 30, 2007	980,159			$7,572
Granted on September 12, 2007	4,900	$0.01	$17.19	$84
Cancellations	(54,483)	$0.30	$2.94	$(149)
Outstanding at September 30, 2007	930,576			$7,507

During the three months ended September 30, 2007, the Company recorded $468 as an expense related to these rights, with an estimated tax benefit of $163. The remaining portion of the expense of $6,213 is expected to be recognized over the weighted average vesting period of 3.3 years.

Stock Options — Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s common stock on the dates of grant. Stock options are issued pursuant to a vesting schedule, generally vest ratably over four years and have a term of 10 years. Compensation expense for stock options is recognized over the requisite service period for each separately vesting portion of the stock option award. The aggregate fair value of total stock options outstanding at September 30, 2007 was $3,017.

On September 12, 2007, the Company granted 37,600 options to its employees to purchase common stock at a $17.19 grant price per share and a fair value of $7.10 per share. Summarized information about stock options outstanding at September 30, 2007 is as follows:

	Number of Options	Weighted Average Price	Weighted Average Remaining Contractual Term (years)	Weighted Average Fair Value
Outstanding at June 30, 2007	423,600	$16.00	9.9	$2,808
Granted	37,600	$17.19	10.0	267
Exercised	—	—	—	—
Forfeited	(8,800)	$16.00	9.6	(58)
Outstanding at September 30, 2007	452,400	$16.10	9.7	$3,017

The stock-based compensation expense related to stock options included in the net income was $134 for the three months ended September 30, 2007, and the estimated total remaining compensation of $2,450, before estimated forfeitures, is expected to be recognized over the remaining vesting period of 3.8 years.

Pension Plans   The Company’s foreign subsidiaries sponsor various defined benefit plans and individual defined benefit arrangements covering certain eligible employees. The benefits under these pension plans are based on years of service and compensation levels. Funding is limited to statutory requirements. The measurement date for all defined benefit plans was June 30, 2007.

The components of net pension expense were as follows:

	Three Months Ended September 30,
	2007	2006

Service cost — benefits earned during the period	$800	$300
Interest cost on projected benefits	600	400
Expected return on plan assets	(600)	(400)
	$800	$300

9.                      PROVISION FOR INCOME TAXES

The Company recorded an income tax provision of $2,877 and $243 for the three months ended September 30, 2007 and 2006, respectively.  Factors that impact our income tax provision include (but are not limited to) the mix of jurisdictional earnings, establishment of valuation allowances in certain jurisdictions, and varying jurisdictional income tax rates that are applied to related earnings.

The Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainties in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), effective July 1, 2007. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

The Company recorded a $1,027 cumulative credit adjustment to decrease accumulated deficit as a result of the adoption.

As of the adoption date of July 1, 2007, the Company had gross unrecognized tax benefits of $8,387. The total amount of tax benefits, if recognized, that would affect the effective tax rate upon subsequent realization is $234 as a result of valuation allowance, application of local tax laws and purchase price accounting.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters as a component of income tax expense. As of the date of adoption of FIN 48, the Company had accrued $30 for interest and penalties related to uncertain tax positions unrecognized tax benefits.

According to the acquisition agreement dated February 8, 2006 between ADP and Solera, ADP has indemnified all tax liabilities related to the pre-acquisition period (i.e. prior to April 13, 2006), attributable to the acquired “Claims Services Group”.  The Company is liable for any tax assessments for the post-acquisition periods for its U.S. and foreign jurisdictions.  The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.

10.               COMPREHENSIVE INCOME

The components of comprehensive income for the three months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,
	2007	2006
Net income/(loss)	$3,854	$(22,081)
Other Comprehensive income (loss):
Foreign currency translation adjustments	23,917	(417)
Unrealized net gain (loss) on derivative instruments	(5,439)	—

Comprehensive income/(loss)	$22,332	$(22,498)

11.               SEGMENT AND GEOGRAPHIC INFORMATION

The Company manages its business operations through two strategic business units. Based upon the information reported to the chief operating decision maker, who is the Chief Executive Officer, the Company has the following reportable segments: EMEA and Americas. The EMEA business unit encompasses the Company’s operations in Europe, the Middle East, Africa and Asia. The Americas business unit encompasses the Company’s operations in North America and Central and South America. The Company does not allocate certain costs to its reportable segments. These costs are managed at the corporate level and include costs related to financing activities of the Company. The Company evaluates the performance of its reportable segments based on operating results before income taxes:

	EMEA	Americas	Corporate	Total
Three Months Ended September 30, 2006
Revenues	$65,426	$46,056	$—	$111,482
Earnings (loss) before income taxes and minority interest	8,504	2,029	(27,095)	(16,562)
Assets	899,097	317,337	40,128	1,256,562
Capital expenditures	2,082	4,813	—	6,895
Depreciation and amortization	14,194	10,982	—	25,176
Interest expense	3	112	17,742	17,857
Other (income) expense — net	(541)	(178)	5,059	4,340

Three Months Ended September 30, 2007
Revenues	$74,453	$49,728	$—	$124,181
Earnings (loss) before income taxes and minority interest	21,728	4,728	(18,164)	8,292
Assets	935,570	323,010	15,982	1,274,562
Capital expenditures	1,407	3,506	—	4,913
Depreciation and amortization	13,161	9,244	—	22,405
Interest expense	14	70	11,078	11,162
Other (income) expense — net	(1,511)	(692)	1,047	(1,156)

The Company conducts its sales, marketing and customer service activities throughout the world. Geographic revenue information is based on the location of the customer. No single country other than the United States, the Netherlands, the United Kingdom and Germany accounted for 10% or more of total external revenue or of long-lived assets.

	Europe *	United States	The Netherlands	United Kingdom	Germany	All Other	Total
Three Months Ended September 30, 2006
Revenues	$25,066	$35,243	$13,514	$11,307	$11,520	$14,832	$111,482
Property and equipment — net	3,809	20,271	365	6,738	8,254	4,743	44,180

Three Months Ended September 30, 2007
Revenues	$30,204	$36,665	$13,846	$13,728	$12,152	$17,586	$124,181
Property and equipment — net	3,964	26,183	279	8,528	8,545	4,622	52,121

*        Excludes the Netherlands, the United Kingdom and Germany.

12.               SUBSEQUENT EVENTS

On October 10, 2007, the Company completed a secondary stock offering of shares of the Company’s common stock. In the secondary offering, selling stockholders sold 18,131,435 shares of common stock at a public offering price of $18.75 per share. All shares were sold by certain existing selling stockholders of Solera, and no shares were issued or sold by the Company. An additional 2,513,015 shares of common stock were sold by certain existing selling stock-holders pursuant to the underwriters’ over-allotment option.  The Company did not receive any of the proceeds from the sale of shares by the selling stockholders. Refer to the Registration statement on Form S-1/A filed on September 26, 2007 (File No. 333-146113) and the Company’s final secondary stock offering prospectus on Form 424(b)1 filed with the SEC on October 4, 2007 (File No. 333-146113) for additional offering information.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the 2007 Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on September 17, 2007.  You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those described under Part I, Item 1A, “Risk Factors”, included in our Annual Report on Form 10-K. Our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Company History

Solera Holdings, LLC was initially formed in March 2005. On April 13, 2006, subsidiaries of Solera Holdings, LLC acquired the Claims Services Group (“CSG”), a business unit of Automatic Data Processing (“ADP”), for approximately $1.0 billion (the “Acquisition”). Prior to the Acquisition, Solera Holdings, LLC’s operations consisted primarily of developing our business plan, recruiting personnel, providing consulting services, raising capital and identifying and evaluating operating assets for acquisition.

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

Prior to the Acquisition, our business was operated as CSG, a business unit of ADP. As a result, the combined financial information of CSG is presented on a carve-out basis and reflects the assets, liabilities, revenues and expenses that were attributed or allocated to it as a business unit of ADP. The historical financial results in the combined financial statements, which are included in our 2007 Annual Report on Form 10-K, may not be indicative of the results that would have been achieved had we operated as a stand-alone entity. These combined financial statements include costs for facilities, functions and services used by CSG at ADP sites that it shared with other ADP business units and costs for certain functions and services performed by centralized ADP organizations and directly charged to CSG based on usage. The combined statements of earnings for CSG include allocations of certain expenses of ADP, including general corporate overhead, insurance, stock compensation and pension plans, royalty fees, facilities and other expenses. These allocations were based on a variety of factors.

On May 10, 2007, in connection with our initial public offering, we converted from a limited liability company into a Delaware corporation, and all of the Class A Common Units and Class B Preferred Units of Solera Holdings, LLC were converted into shares of our common stock.

Segments

We operate our business using two reportable segments: EMEA and Americas. Our EMEA segment consists of our operations in Europe, the Middle East, Africa and Asia. Our Americas segment consists of our operations in North, Central and South America. We do not allocate certain costs to reportable segments. These costs are managed at the corporate level and include costs related to financing activities of the Company.

The table below sets forth our revenues by regional operating segment and as a percentage of our total revenues for the periods indicated.

($’s in millions)	Three Months Ended September 30,
	2007		2006
EMEA	$74.5	60.0%	$65.4	58.7%
Americas	49.7	40.0	46.1	41.3
Total	$124.2	100.0%	$111.5	100.0%

Set forth below is our percentage of revenues for the periods presented from each of our principal customer categories:

($’s in millions)	Three Months Ended September 30,
	2007		2006
Insurance companies	$50.1	40.3%	$44.9	40.3%
Collision repair facilities	46.9	37.8	41.0	36.8
Independent assessors	13.2	10.6	11.9	10.7
Automotive recyclers and other	14.0	11.3	13.7	12.2
Total	$124.2	100.0%	$111.5	100.0%

For the three months ended September 30, 2007, the United States, the Netherlands and the United Kingdom were the only countries that individually represented more than 10% of total revenues.

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

Income Tax Provision

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

Foreign currency.  During the three months ended September 30, 2007, we generated approximately 71% of our revenues, and incurred a majority of our costs, in currencies other than the U.S. dollar, primarily the Euro. We currently do not hedge our exposure to foreign currency risks. In our historical financial statements, we re-measure our local currency financial results in U.S. dollars based on average exchange rates prevailing during a reporting period or the exchange rate at the end of that period. These re-measurements resulted in foreign currency translation adjustments of $23.9 million for the three months ended September 30, 2007 recorded as a component of Accumulated other comprehensive income in Stockholders’ equity.  Foreign currency gains flowing through our consolidated statement of operations for the three months ended September 30, 2007 were $0.1 million.

In February 2006, we entered into a foreign exchange option that gave us the right to call $200.0 million in U.S. dollars at a strike price of €1.1646 per U.S. dollar at any time up to February 8, 2011. We paid approximately $7.9 million for this option. The fair value of this option was approximately $0.9 million as of September 30, 2007 and $1.0 million as of June 30, 2007, and was recorded in Other assets in our condensed consolidated balance sheet. Decreases in fair value of approximately $0.1 million and $0.6 million were recognized in other expense in the statement of operations during the three months ended September 30, 2007 and 2006, respectively.

Non-cash charges.  On July 25, 2006, November 8, 2006 and January 26, 2007, we granted the right to purchase Class A common units of Solera Holdings, LLC to certain employees. Under these and other arrangements, we issued an aggregate of 625,429 Class A common units to 20 of our employees for $0.2 million in January 2007 and an aggregate of 50,000 Class A common units to two of our employees for $15,000 in February 2007. In May 2007, we issued restricted stock units covering an aggregate of 304,730 shares and 428,400 stock options to certain of our employees. We expect to incur a pre-tax, non-cash charge of approximately $9.8 million in connection with these issuances, expensed ratably over vesting periods of up to 60 months. In September 2007 we issued restricted stock units covering an aggregate of 4,900 shares and 37,600 stock options to certain of our employees. We expect to incur a pre-tax, non-cash charge of approximately $0.4 million in connection with these issuances, expensed ratably over vesting periods of up to 48 months. During the three months ended September 30, 2007, we recognized approximately $0.6 million as compensation expense.

Restructuring charges.  We have incurred restructuring charges (or reversal) in each period presented and also expect to incur additional restructuring charges, primarily relating to severance costs, over the next several quarters as we work to improve efficiencies in our business. We are currently evaluating several plans that would eliminate redundant personnel in each of our segments, as well as reduce our need for certain facilities. If all of these plans were to be executed upon, we would expect to incur additional restructuring charges of approximately $2.0 million to $3.0 million over the next nine months. These potential charges, consisting primarily of termination benefits, will significantly reduce our cash balances. The resulting benefit of these restructuring plans, if implemented, would reduce our cost of revenues and our selling, general and administrative expenses by approximately $2.5 million to $4.0 million on an annual basis. We do not expect reduced revenues or an increase in other expenses as a result of any of these restructuring plans.

Results of Operations

The table below sets forth our results of operations data expressed as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,
	2007	2006
Revenues	100.0%	100.0%

Cost of revenues:
Operating expenses	26.0	29.3
Systems development and programming costs	12.9	14.5
Total cost of revenues (excluding depreciation and amortization)	38.9	43.8

Selling, general & administrative expenses	27.0	27.7
Depreciation and amortization	18.0	22.6
Restructuring charges	1.3	0.8
Interest expense	9.0	16.0
Other (income) expense - net	(0.9)	3.9
	54.4	71.0

Earnings (loss) before provision for income taxes and minority interests	6.7	(14.8)

Income tax provision	2.3	0.2

Minority interest in net income of consolidated subsidiaries	1.3	1.0

Net earnings (loss) from continuing operations	3.1%	(16.0% )

The table below sets forth statement of operations data, including the amount and percentage changes for the periods indicated:

($’s in millions)	Three Months Ended September 30,
	2007	2006	$ Change	% Change
Revenues	$124.2	$111.5	$12.7	11.4%

Cost of revenues:
Operating expenses	32.3	32.7	(0.4)	(1.1)%
Systems development and programming costs	16.0	16.2	(0.2)	(1.3)%
Total cost of revenues (excluding depreciation and amortization)	48.3	48.9	(0.6)	(1.2)%

Selling, general & administrative expenses	33.5	30.9	2.6	8.6%
Depreciation and amortization	22.4	25.2	(2.8)	(11.0)%
Restructuring charges	1.6	0.9	0.7	81.3%
Interest expense	11.2	17.9	(6.7)	(37.5)%
Other (income) expense - net	(1.1)	4.3	(5.4)	(126.6)%
	67.6	79.2	(11.6)	(14.6)%

Earnings (loss) before provision for income taxes and minority interest	8.3	(16.6)	24.9	150.1%

Income tax provision	2.9	0.2	2.7	1,083.9%

Minority interest in net income of consolidated subsidiaries	1.5	1.1	0.4	43.9%

Net earnings (loss) from continuing operations	$3.9	$(17.9)	$21.8	121.5%

Revenues.    Revenues increased $12.7 million due to higher revenues in both our EMEA and Americas segments. Our EMEA revenues increased $9.1 million, or 13.8%, to $74.5 million due to growth in transaction and subscription revenues in several countries from both existing and new customers. Our Americas revenues increased $3.6 million, or 8.0%, to $49.7 million due to growth in transaction and subscription revenues in the U.S., Canada, Brazil and Mexico, partially offset by the prior year’s loss of several significant U.S. insurance customer contracts.  Revenue growth for each of our customer categories was as follows:

($’s in millions)	Three Months Ended September 30, 2007
	Revenue Growth	Percentage Change
Insurance companies	$5.2	11.5%
Collision repair facilities	5.9	14.5%
Independent assessors	1.3	10.9%
Automotive recyclers and other	0.3	2.1%
Total	$12.7	11.4%

Operating expenses.   Operating expenses decreased $0.4 million, or 1.1%, due to a $1.2 million reduction in operating expenses in our EMEA segment, offset by a $0.8 million increase in our Americas segments. The lower costs in our EMEA segment were due to a $1.9 million decrease in temporary personnel, a $0.3 million decrease in other operating expenses, and a $0.2 million decrease in other personnel costs offset by a $0.9 million increase in third party license and royalty costs, and a $0.3 million increase in data center and external support and maintenance costs. The increased costs in our Americas segment were due to a $0.4 million increase in personnel costs, a $0.3 million increase in outside services, and a $0.3 million increase in other operating expenses, offset by a $0.2 million decrease in third party license and royalty fees. We continually evaluate our operating costs in order to identify inefficiencies and eliminate unnecessary costs. We anticipate that, although our operating expenses will continue to increase, they will decline as a percentage of revenues over the next several years.

Systems development and programming costs.   Systems development and programming costs decreased $0.2 million, or 1.3%, due to a $0.4 million increase in costs in our Americas segment, offset by a $0.6 million reduction in costs in our EMEA segment. The increased costs in our Americas segment were due to an increase in consulting fees and a net increase in personnel costs due to a reduction in the amount of internal use software development costs we capitalized.  For the current quarter we capitalized $0.4 million less for the development of internal use software compared to the first quarter of 2006, which was partially offset by an overall decrease in direct personnel costs. The decreased costs in our EMEA segment were related to a $0.7 million reduction in personnel costs, and a $0.3 million decrease in general operating expenses, offset by a $0.4 million increase in consulting expenses. Our systems development and programming costs fluctuate throughout the year based upon the levels and timing of product releases. We expect our systems development and programming costs to remain relatively stable over the next several quarters.

Selling, general and administrative expenses.   Selling, general and administrative expenses increased $2.6 million, or 8.6%, due to increased costs of $2.5 million in our Americas segment, a $0.6 million increase in deferred compensation expense in our Corporate segment and decreased costs of $0.5 million in our EMEA segment. The increased costs in our Americas segment were the result of a $1.8 million increase in personnel costs and a $0.7 million increase in facilities expenses. The reduction in costs in our EMEA segment was the result of a $0.6 million decrease in consulting fees, and a $0.3 million decrease in advertising, offset by an increase in personnel costs. We expect these expenses to continue to increase as we incur additional costs associated with being a public company and as we continue to expand our business into new markets.

Depreciation and amortization.   Depreciation and amortization decreased by $2.8 million primarily due to lower intangibles amortization expense resulting from the Acquisition. We amortize these intangible assets on an accelerated basis to reflect the pattern in which economic benefits of the intangible assets are consumed. Although we expect to experience significant depreciation and amortization in the future as we amortize intangible assets purchased in the Acquisition, we anticipate that the amount of total depreciation and amortization expense will continue to decline over the next several years.

Restructuring charges.   Restructuring charges of $1.6 million were incurred during three months ended September 30, 2007 as a result of operational reviews conducted after the Acquisition and relate almost entirely to one-time termination benefits and facilities consolidation costs. We expect to incur additional restructuring charges, relating primarily to severance costs, over the next several quarters as we work to improve efficiencies in our business.

Interest expense.   Interest expense decreased $6.7 million due to lower borrowings under our credit facilities, which were in part due to the refinancing transactions completed on May 16, 2007 in conjunction with our initial public offering. We expect that our annual interest expense will continue to decrease as we repay outstanding indebtedness.

Other (income) expense-net.   Total other (income) expense-net decreased $5.4 million due to lower net realized and unrealized losses on our derivative instruments and increased interest income.

Income tax provision.   We recorded an income tax provision of $2.9 million and $0.2 million for the three months ended September 30, 2007 and 2006, respectively.  Factors that impact our income tax provision include (but are not limited to) the mix of jurisdictional earnings, establishment of valuation allowances in certain jurisdictions, and varying jurisdictional income tax rates that are applied to retained earnings.

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

Cash and Cash Equivalents

As of September 30, 2007, we had cash and cash equivalents of $107.1 million. We fund our operations, working capital and capital expenditures with our cash on hand and short-term borrowings under our credit facility. Our cash on hand and short-term borrowings vary significantly based on our cash flows as set forth below.

Cash Flows

The following summarizes our primary sources and uses of cash in the periods presented:

	Three Months Ended September 30,
($’s in millions)	2007	2006

Operating activities	$26.2	$14.9
Investing activities	$(5.2)	$(7.9)
Financing activities	$(9.1)	$(5.8)

Operating activities.   Cash provided by operating activities was $26.2 million and $14.9 million during the three months ending September 2007 and 2006, respectively. The increase in cash provided by operating activities for the three months ended September 30, 2007 was primarily the result of a $21.7 million increase in net income compared with the three months ended September 30, 2006, offset by lower non-cash adjustments. For the three months ended September 30, 2007 the non-cash adjustments included reductions in depreciation and amortization and changes in the fair value of a financial instrument. The change in operating assets and liabilities was a net reduction of $4.4 million from the three months ended September 30, 2006 due primarily to reductions in accounts payable and accounts receivable.

Investing activities.  Investing activities for the three months ending September 30, 2007 and 2006 were $5.2 million and $7.9 million, respectively.  Capital expenditures, consisting of computers, computer software, leasehold improvements and furniture and fixtures, were $4.9 million and $6.9 million, respectively. During the three months ended September 30, 2006 we acquired a small operating entity in the Netherlands for approximately $1.0 million.

Financing activities.   Cash used in financing activities for the three months ending September 30, 2007 and 2006 was $9.1 million and $5.8 million, respectively.  For the three months ended September 30, 2007 and 2006, we paid $6.9 million and $4.0 million, respectively, on our revolving credit facility.

Amended and Restated Senior Credit Facility

In connection with our initial public offering, we entered into an amended and restated senior credit facility. Our Amended and Restated Senior Credit Facility consists of a $50.0 million revolving credit facility, a $230.0 million domestic term loan and a €280.0 million European term loan. As of September 30, 2007, we had $1.4 million, $228.8 million and $397.6 million (€278.6 million) in outstanding loans under the revolving credit facility, domestic term loan and European term loan, respectively, with interest rates of 8.0%, 7.6875% and 6.75%, respectively. The Amended and Restated Senior Credit Facility contains a leverage ratio, which is applicable only to the revolving loans and applies only if at least $10.0 million of revolving loans, including outstanding letters of credit, are outstanding for at least 10 days during the prior fiscal quarter.

In addition, the Amended and Restated Senior Credit Facility contains covenants restricting us from undertaking specified corporate actions, including asset dispositions, acquisitions, payment of dividends and other specified payments, changes of control, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements comprise our operating leases. As of September 30, 2007, we had no outstanding letters of credit.

Inflation and Seasonality

We believe inflation has not had a material effect on our financial condition or results of operations in recent years. Our business does not experience any material level of seasonality.

Critical Accounting Policies and Estimates

The accompanying condensed consolidated financial statements of Solera Holdings, Inc. have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in those financial statements. On an ongoing basis, we evaluate estimates. We base our estimates on historical experiences and assumptions which we believe to be reasonable under the circumstances. Those estimates form the basis for our judgments that affect the amounts reported in the financial statements. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 to the audited Consolidated Financial Statements of Solera Holdings, Inc. for the fiscal year ended June 30, 2007 and in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on September 17, 2007.

Recent Accounting Pronouncements

Recent accounting pronouncements are detailed in Note 2 to our condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act. In some cases, forward-looking statements can be identified by words such as “anticipates”, “expects”, “believes”, “plans”, “predicts” and similar terms. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and assumptions made by management. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to those discussed in Part I, Item 1A, “Risk Factors”, of our Annual Report on Form 10-K filed with the SEC on September 17, 2007. Unless otherwise required by law, we expressly disclaim any obligation to update publicly any forward-looking statements, whether as result of new information, future events or otherwise.

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

Interest Rate Risk

We are exposed to interest rate risks primarily through borrowings under our revolving loan arrangement and term loans. Interest on these borrowings is based upon variable interest rates. Our weighted-average borrowings outstanding under the revolving loan arrangement and term loans during the three months ended September 30, 2007 was $622.4 million, and the weighted-average interest rate in effect at September 30, 2007 was 6.713%. Based on the foregoing, a hypothetical 1% increase or decrease in interest rates would have resulted in a $1.6 million change to our interest expense for the three month period.

In June 2007, we entered into three USD-based interest rate swaps with notional amounts of $50.0 million, $81.0 million and $75.0 million with maturities on June 30, 2011, which require us to pay fixed rates of 5.445%, 5.418% and 5.445%, respectively, and also entered into three Euro-based interest rate swaps with notional amounts of €69.8 million, €50.0 million, and €60.0 million with maturities on June 30, 2011, which require us to pay fixed rates of 4.603%, 4.679%, and 4.685%, respectively. These interest rate swaps are designated and documented at their inception as cash flow hedges and are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of Accumulated other comprehensive income/(loss) in stockholders’ equity and reclassified into earnings when the hedged transaction affects earnings. The ineffective portion on these cash flow hedges is recognized in interest expense. The estimated fair value of $4.9 million on U.S. dollar-based swaps and €1.3 million ($1.8 million) on Euro-based swaps was recorded in Other liabilities in the consolidated balance sheet as of September 30, 2007. The change of $5.4 million in the fair value of swaps, net of tax, reflects the effective portion of loss on these hedges and is reported as a component of Accumulated other comprehensive income in stockholders’ equity.

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified under Rule 13a-15 of the Exchange Act, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining adequate internal control over financial reporting.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer determined that disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report.

There has been no change in internal controls over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

This Quarterly Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on September 17, 2007, as well as information in our other public filings, press releases and in our safe harbor statement before making a decision to invest in our common stock. If any of these risks occur, our business, results of operations and financial condition may be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose all or part of your investment. The risks described in the Annual Report on Form 10-K, and the additional information provided in this Form 10-Q and elsewhere, as described above, may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification by Tony Aquila, Chief Executive Officer.
31.2	Certification by Jack Pearlstein, Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

November 14, 2007