Form 10-Q
period 2007-12-31
SOLERA HOLDINGS, INC
filed 2008-02-13
CIK 1324245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Yes  ☐  No  ☒

The number of shares outstanding of the issuer’s common stock, as of February 13, 2008, was 64,805,976.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

SOLERA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2007 AND JUNE 30, 2007

(In thousands, except share amounts)

(Unaudited)

	December 31,	June 30,
	2007	2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$107,800	$89,868
Accounts receivable — net	80,872	85,543
Other receivables	10,394	9,297
Other current assets	13,693	16,901
Deferred income tax assets	3,329	3,248

Total current assets	216,088	204,857

PROPERTY AND EQUIPMENT — Net	51,109	51,485

OTHER ASSETS	15,098	11,625

LONG TERM DEFERRED INCOME TAX ASSETS	23,711	23,835

GOODWILL	614,339	569,165

INTANGIBLE ASSETS — Net	348,183	362,986

TOTAL	$1,268,528	$1,223,953

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$18,799	$25,571
Accrued expenses and other current liabilities	81,965	89,240
Income taxes payable	7,727	13,995
Deferred income tax liabilities	743	1,076
Current portion of long-term debt	6,416	14,140

Total current liabilities	115,650	144,022

LONG-TERM DEBT	619,674	599,128

OTHER LIABILITIES	37,046	25,378

LONG-TERM DEFERRED INCOME TAX LIABILITIES	41,877	42,922

Total liabilities	814,247	811,450

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	12,897	11,229

STOCKHOLDERS’ EQUITY:
Common Shares, $0.01 par value: 150,000,000 shares authorized; 64,732,323 and 64,813,563 issued and outstanding as of December 31, 2007 and June 30, 2007, respectively	507,588	505,939
Accumulated deficit	(95,892)	(111,687)
Accumulated other comprehensive income	29,688	7,022

Total stockholders’ equity	441,384	401,274

TOTAL	$1,268,528	$1,223,953

See notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006

(In thousands, except per share/unit amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006

Revenues	$132,089	$116,237	$256,271	$227,719

Cost of revenues:
Operating expenses	32,987	34,824	65,327	67,534
Systems development and programming costs	16,577	15,757	32,550	31,933

Total cost of revenues (excluding depreciation and amortization)	49,564	50,581	97,877	99,467

Selling, general and administrative expenses	37,525	32,976	71,067	63,866
Depreciation and amortization	23,447	25,879	45,853	51,055
Restructuring charges	43	(21)	1,666	874
Interest expense	11,721	18,559	22,882	36,416
Other (income) expense — net	(4,610)	(2,077)	(5,765)	2,263

	68,126	75,316	135,703	154,474

Income (loss) before provision for income taxes and minority interests	14,399	(9,660)	22,691	(26,222)

Income tax provision	2,065	1,875	4,942	2,118

Minority interest in net income of consolidated subsidiaries	1,325	442	2,886	1,527

Net income (loss)	11,009	(11,977)	14,863	(29,867)

Dividends and redeemable preferred unit accretion	—	4,276	—	8,467

Net income (loss) allocable to common stockholders/unitholders	$11,009	$(16,253)	$14,863	$(38,334)

Net income (loss) allocable to common stockholders/unitholders per share/unit:
Basic	$0.17	$(0.56)	$0.24	$(1.32)
Diluted	$0.17	$(0.56)	$0.23	$(1.32)

Weighted-average shares/units used in the calculation of net income (loss) per share/unit allocable to common stockholders/unitholders:
Basic	63,468	29,172	63,145	29,105
Diluted	64,551	29,172	64,497	29,105

See notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,863	$(29,867)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	45,853	51,055
Minority interests in net income of consolidated subsidiaries	2,886	1,527
Provision for doubtful accounts	340	322
Stock/unit-based compensation	1,641	342
Deferred income taxes	(4,226)	(14,212)
Change in fair value of financial instrument	(879)	3,649
Other	577	486
Changes in operating assets and liabilities — net of effects from acquisition of businesses:
(Increase) decrease in accounts receivable	9,750	(13,432)
Decrease in other assets	2,704	694
Increase (decrease) in accounts payable	(8,091)	10,086
Increase (decrease) in accrued expenses and other liabilities	(17,836)	9,643
Increase in accrued interest	363	1,710
Net cash provided by operating activities	47,945	22,003

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,804)	(15,483)
Final working capital payment adjustment related to acquisition of CSG	—	(13,167)
Acquisitions of business — net of cash acquired	—	(1,039)
Investment in joint venture	(314)	—
Net cash used in investing activities	(10,118)	(29,689)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(13,747)	(2,024)
Proceeds from issuance of debt	—	10,603
Repayments under revolving credit facility	(8,548)	(4,000)
Principal payment on financed asset acquisition	(2,384)	—
Repurchase of common shares	(112)	—
Net cash (used) provided in financing activities	(24,791)	4,579

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	4,896	1,268

NET CHANGE IN CASH AND CASH EQUIVALENTS	17,932	(1,839)

CASH AND CASH EQUIVALENTS — Beginning of period	89,868	88,826

CASH AND CASH EQUIVALENTS — End of period	$107,800	$86,987

SUPPLEMENTAL CASH FOW INFORMATION
— Dividends and redeemable preferred unit accretion	$—	$8,467
— Cash paid for interest	$21,912	$27,639
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
— Capital assets financed	$2,812	$6,926

See notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit and share/unit amounts)

(Unaudited)

1.                      ORGANIZATION AND BASIS OF PRESENTATION

Description of Business   Solera Holdings, Inc. and subsidiaries (the “Company” or “Solera”) is the leading global provider of software and services to the automobile insurance claims processing industry. Its software and services help its customers: estimate the costs to repair damaged vehicles; determine pre-collision fair market values for vehicles damaged beyond repair; automate steps of the claims process; outsource steps of the claims process that insurance companies have historically performed internally; and monitor and manage their businesses through data reporting and analysis. The Company is active in over 50 countries and derives most of its revenues from its estimating and workflow software.

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

Principles of Consolidation and Basis of Presentation   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles and applicable regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited Consolidated Financial Statements for the fiscal year ended June 30, 2007, included in our Annual Report on Form 10-K filed with the SEC on September 17, 2007. The Company’s operating results for the three months ended December 31, 2007 are not necessarily indicative of the results that may be expected for any future periods.

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

2.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Solera’s significant accounting policies were described in Note 2 to the Company’s audited Consolidated Financial Statements for the fiscal year ended June 30, 2007, included in the Company’s Annual Report on Form 10-K.  As of February 13, 2008 these accounting policies have not significantly changed.

Recent Accounting Pronouncements—In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements and also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Effective July 1, 2007, the Company adopted FIN 48 which required a $1,027 cumulative credit adjustment to decrease accumulated deficit.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have, if any, on its consolidated results of operations and financial condition.

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

In March 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF No. 06-11”).  EITF No. 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee stock-based payment awards as an increase to additional paid-in capital. EITF No. 06-11 is effective for fiscal years beginning after September 15, 2007. The Company does not expect that EITF No. 06-11 will have a material impact on its results of operations or cash flows.

In June 2007, the FASB ratified EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF No. 07-3”). EITF No. 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF No. 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The Company is currently evaluating the effect that the adoption of EITF No. 07-3 will have on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 (“SFAS No. 160”), which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for Solera beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company is currently assessing the potential impact that adoption of SFAS No. 160 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS No. 141(R) also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS No. 141(R) requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS No. 141 (R) is effective for fiscal years beginning after December 15, 2008 with early adoption prohibited. The company is currently evaluating the effect the implementation of SFAS No. 141(R) will have on its consolidated financial statements on future acquisitions.

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

Reconciliation of shares/units used in this calculation table of basic and diluted net income (loss) per share/unit for the three and six months ended December 31, 2007 and 2006, is as follows (in thousands except for per share/unit data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Net income (loss)	$11,009	$(16,253)	$14,863	$(38,334)
Weighted-average number of common shares/units	64,824	31,047	64,819	31,047
Weighted-average common shares/units subject to repurchase	(1,356)	(1,875)	(1,674)	(1,942)
Weighted-average number of common shares/units used to compute basic net income (loss) per share/unit	63,468	29,172	63,145	29,105
Effect of dilutive common stock equivalents:
Stock options to purchase common stock	—	—	—	—
Restricted common stock awards	1,083	—	1,352	—
Weighted-average number of common shares/units used to compute diluted net income (loss) per share/unit	64,551	29,172	64,497	29,105

Basic net income (loss) per share/unit	$0.17	$(0.56)	$0.24	$(1.32)
Diluted net income (loss) per share/unit	$0.17	$(0.56)	$0.23	$(1.32)

For the three and six months ended December 31, 2007 potential common stock equivalents of 17,203 and 29,771, respectively, are not included in the diluted net income per share calculation above, because their effect was antidilutive for the period. For the three and six months ended December 31, 2006, outstanding redeemable preferred units of 204,239 and nonvested carried common units of 1,742,256 have been excluded, as they are antidilutive due to the Company’s net loss for the period.

4.                      RESTRUCTURING CHARGES

The Company recorded restructuring charges of $43 and $1,666 during the three and six months ended December 31, 2007, respectively.  For the three months ended December 31, 2007, these charges consisted primarily of one-time termination benefits.  For the six months ended December 31, 2007, these charges consisted primarily of one-time termination benefits of $618 and net facilities consolidation charges of $1,048. One-time termination benefits relate to the termination of approximately 17 employees during the six months ended December 31, 2007. As part of the restructuring, the Company recorded a net one-time adjustment of $2,522 consisting of a non-cash write-off of lease-related assets and furniture as a result of the facilities consolidation effort. The restructuring balance at December 31, 2007 also included $261 in cumulative translation adjustments and other restructuring activity. For the three and six months ended December 31, 2006, there was a reversal of $21 and a charge of $874 for termination benefits.  The Solera restructuring initiatives were designed to achieve efficiencies and reduce costs in response to changes in projected demand for certain services. The restructuring reserves are included in Accrued expenses and other current liabilities in the condensed consolidated balance sheets. The following table summarizes the charges for restructuring and related activities, including payments made and the ending reserve balances by business segment:

	Restructuring plan from acquisition of CSG		Solera Restructuring plan		Total
	EMEA	Americas	EMEA	Americas	EMEA	Americas	Total

Balance—June 30, 2007	$6	$180	$4,104	$1,309	$4,110	$1,489	$5,599
Additions/adjustments	1	—	402	4,046	403	4,046	4,449
Payments	—	(9)	(1,865)	(2,263)	(1,865)	(2,272)	(4,137)
Balance—December 31, 2007	$7	$171	$2,641	$3,092	$2,648	$3,263	$5,911

The EMEA business segment encompasses the Company’s operations in Europe, the Middle East, Africa and Asia. The Americas business unit encompasses the Company’s operations in North America and Central and South America.

5.                      GOODWILL AND INTANGIBLE ASSETS — NET

Changes in goodwill during the six month period ended December 31, 2007, by business segment are as follows:

	EMEA	Americas	Total

Balance—June 30, 2007	$478,355	$90,810	$569,165
Adjustments	78	—	78
Cumulative translation adjustments	44,480	616	45,096
Balance—December 31, 2007	$522,913	$91,426	$614,339

Components of intangible assets, excluding goodwill, as of December 31, 2007 and June 30, 2007, are as follows:

	December 31,	June 30,
	2007	2007
Intangibles (excluding goodwill):
Internally developed software	$24,931	$22,151
Customer relationships	195,615	185,946
Trademarks	15,657	14,369
Software and database technology	265,044	249,347
	501,247	471,813
Less accumulated amortization	(153,064)	(108,827)
Intangible assets — net	$348,183	$362,986

Intangible assets (excluding goodwill) have finite lives and, as such, are subject to amortization. The weighted average remaining useful life of the intangible assets is 11.7 years (2.3 years for internally developed software, 18.5 years for customer relationships, 2.5 years for trademarks and 7.5 years for software and database). Internally developed software is amortized on a straight-line basis. Other intangible assets are amortized on an accelerated basis to reflect the pattern in which economic benefits of the intangible assets are consumed. Amortization of intangibles totaled $19,174 and $37,356 for the three and six months ended December 31, 2007, respectively, and $21,766 and $43,153 for the three and six months ended December 31, 2006, respectively. Estimated amortization expense of the Company’s existing intangible assets for the next five fiscal years ended June 30 are as follows:

2008 (remaining 6 months)	$39,500
2009	65,887
2010	54,666
2011	42,948
2012	32,502
Thereafter	112,680

Total	$348,183

The above useful lives represent the Company’s best estimates. However, actual lives may differ from these estimates. In addition, the expected future amortization may vary based on fluctuations in foreign currency exchange rates.

6.                      FINANCIAL INSTRUMENTS AND DERIVATIVES

Financial Instruments — At December 31, 2007 and June 30, 2007, the carrying amounts of cash equivalents, receivables, accounts payable and other liabilities approximated their fair values because of the short-term maturities of these financial instruments. The carrying amounts of long-term debt at December 31, 2007 and June 30, 2007, approximated fair value based on prevailing interest rates.

Derivatives — In the normal course of business, the Company is exposed to interest rate changes and foreign currency fluctuations. The Company strives to limit these risks through the use of derivatives such as interest rate swaps and foreign exchange options. Derivatives are not used for speculative purposes.

In February 2006, the Company entered into a foreign currency exchange option (the “FX Option”) that gives the Company the option to call USD $200,000 at a strike price of 1.1646 EUR/USD at any time up to February 8, 2011. This FX Option is not designated as a hedging instrument. In February 2006, the Company paid approximately $7,912 for the FX Option. As of December 31, 2007 and June 30, 2007, the fair value of the FX Option approximated $1,849 and $970, respectively, and was recorded in Other assets in the condensed consolidated balance sheets. The increase in fair value of approximately $879 was recognized in Other (income) expense in the condensed consolidated statement of operations, during the six months ended December 31, 2007.

In June 2007, the Company entered into three USD-based interest rate swaps with notional amounts of $50,000, $80,965 and $75,000 with maturities on June 30, 2011 which require the Company to pay fixed rates of 5.445%, 5.418% and 5.445%, respectively, and also entered into three Euro-based interest rate swaps with notional amounts of € 69,821, € 50,000 and € 60,000 with maturities on June 30, 2011 which require the Company to pay fixed rates of 4.603%, 4.679% and 4.685%, respectively. These interest rate swaps are designated and documented at the inception of the hedge as cash flow hedges and are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of Accumulated other comprehensive income (loss) in stockholders’ equity and reclassified into earnings when the hedged transaction affects earnings. The ineffective portion on these cash flow hedges is recognized in interest expense. The estimated fair value of $9,311 on USD-based swaps and €1,139 ($1,674) on Euro-based swaps was recorded in Other liabilities in the consolidated balance sheet as of December 31, 2007. The change of $9,637 in the fair value of swaps reflects the effective portion of loss on these hedges and is reported as a component of Accumulated other comprehensive income in stockholders’ equity.

The estimated fair values of the Company’s derivatives were determined based on quoted market prices and may not be representative of actual values that could have been realized or that will be realized in the future.

7.                      LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,	June 30,
	2007	2007
Amended and restated first lien credit facility:
European revolver loan, due April 2012	$—	$8,073
Domestic term loan, due May 2014	219,799	229,425
European term loan, due May 2014	406,291	375,770
Total	626,090	613,268
Less current portion	6,416	14,140
Long-term portion	$619,674	$599,128

Senior Secured Credit Facilities — On May 16, 2007, in conjunction with the closing of its initial public offering, the Company entered into an Amended and Restated Senior Credit Facility Agreement with a syndicate of commercial lenders, consisting of a $50,000 Revolving Credit Facility, a $230,000 Domestic Term Loan and a € 280,000 European Term Loan.  As of December 31, 2007, the Company had $ 0, $219,799 and $406,291 (€ 276,407) in outstanding loans under the Revolving Credit Facility, the Domestic Term Loan and the European Term Loan, respectively, with interest rates of 8.00%, 7.0625% and 7.00%, respectively. Borrowings under the Amended and Restated Senior Credit Facility bear interest, to be reset at the Company’s option, at a rate determined by the sole lead arranger of the syndicate of commercial lenders equal to (1) the offer rate on dollars based on the British Bankers’ Association Settlement Rate for deposits or (2) the offer rate on the Euro from the Banking Federation of the European Union, or (3) in the event such rates are not available, then the offered quotation rate to first class banks in the London inter-bank market or European inter-bank market by Citibank USA Inc. for deposits, respectively, in each case, plus an applicable margin that varies based upon the Company’s consolidated leverage ratio, as defined in the agreement. Beginning on June 30, 2007, consecutive quarterly minimum principal payments of $575 and €700 are required for the Domestic Term Loan and European Term Loan, respectively, under the Amended and Restated Senior Credit Facility with the remaining balance due in May 2014. The Amended and Restated Senior Secured Credit Facility allows for voluntary prepayments under specified conditions and requires mandatory prepayments and commitment reductions upon the occurrence of certain events, including among others, sale of assets, receipt of insurance or condemnation proceeds, excess cash flow and issuances of debt and equity securities.

During the three months ended December 31, 2007 the Company made a voluntary principal prepayment of $8,500 on the Domestic Term Loan and €1,500 on the European Term Loan. For the quarter ending December 31, 2007, the quarterly minimum principal payments decreased to $551 and €693, respectively. The increase in the European term loan balance is due entirely to foreign currency fluctuations. For the six months ended December 31, 2007 the cumulative principal payments on the European term were $4,148 (€2,893).

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

Future Minimum Principal Payments — Future minimum principal payments for the next five fiscal years ended June 30 are as follows:

2008 (remaining 6 months)	$3,139
2009	6,277
2010	6,277
2011	6,277
2012	6,277
Thereafter	597,843

Total	$626,090

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

The Company adopted SFAS 123(R) using the prospective transition method. Under this method, SFAS 123(R) is applied to new awards and to awards modified, repurchased or cancelled after the adoption date of July 1, 2006. Compensation cost that was previously recorded under Accounting Principles Board (“APB”) Opinion No. 25 for awards outstanding at the adoption date, such as unvested options, will continue to be recognized as the options vest. Accordingly, for the three months ended December 31, 2007, stock-based compensation expense includes compensation cost related to estimated fair values of awards granted after the date of adoption of SFAS 123(R) and compensation costs related to unvested awards at the date of adoption based on the intrinsic values as previously recorded under APB Opinion No. 25.

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

Stock-based compensation expense of $1,039 and $1,641 was recognized in net income for the three and six months ended December 31, 2007, respectively, as well as related tax benefits of $375 and $593, respectively. For the three and six months ended December 31, 2006, the Company recognized stock-based compensation of $151 and $342, respectively, including tax related benefits of $55 and $124, respectively.

As of December 31, 2007, the total remaining unrecognized compensation cost related to non-vested stock options, and restricted stock awards amounted to $8,800 which will be amortized over a weighted average period of 3.3 years.

The fair value for stock-based awards was estimated at the date of grant with the following assumptions: a risk-free interest rate of 4.5%; a dividend yield of 0.0%; a weighted average volatility factor of 32.8%; a weighted average expected life of 6.1 years; and an exercise price of $16.00, $17.19, and $23.41, per share for the May, September, and December 2007 grants, respectively.

Restricted Stock—The Company has a restricted stock program under which shares of common stock have been issued to certain key employees. These shares are restricted as to transfer and in certain circumstances must be returned to the Company at the original purchase price. The Company records stock compensation expense relating to the issuance of restricted stock over the period during which the transfer restrictions exist, which may be up to five years from the date of grant. The value of the Company’s restricted stock, based on market prices, is recognized as compensation expense over the restriction period in accordance to their vesting terms.

For the three and six months ended December 31, 2007, the Company granted the right to purchase 34,400 and 39,300 restricted common stock/units, respectively. Summarized information about restricted common stock is as follows:

	Number of restricted common stock / units	Purchase price per common stock / unit	Fair value per common stock / unit	Total compensation expense to be recognized over vesting period
Outstanding at June 30, 2007	980,159			$7,572
Granted	39,300	$0.01	$22.62	$889
Cancellations	(84,283)	$0.28	$7.41	$(625)
Outstanding at December 31, 2007	935,176			$7,836

During the three and six months ended December 31, 2007, the Company recorded $882 and $1,350, respectively,  as an expense related to these rights, with an estimated tax benefit of $319 and $488, respectively. The remaining portion of the expense of $5,504 is expected to be recognized over the weighted average vesting period of 3.1 years.

Stock Options — Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s common stock on the dates of grant. Stock options are issued pursuant to a vesting schedule, generally vest ratably over four years and have a term of 10 years. Compensation expense for stock options is recognized over the requisite service period for each separately vesting portion of the stock option award. The aggregate fair value of total stock options outstanding at December 31, 2007 was $3,781.

On December 31, 2007, the Company granted 90,600 options to its employees to purchase common stock at a $23.41 grant price per share and a fair value of $9.67 per share. Summarized information about stock options outstanding at December 31, 2007 is as follows:

	Number of Options	Weighted Average Price	Weighted Average Remaining Contractual Term (years)	Weighted Average Fair Value
Outstanding at June 30, 2007	423,600	$16.00	9.9	$2,808
Granted	128,200	$21.59	9.9	1,143
Exercised	—	—	—	—
Forfeited	(22,400)	$18.38	9.6	(170)
Outstanding at December 31, 2007	529,400	$17.25	9.6	$3,781

The stock-based compensation expense related to stock options included in the net income was $157 and $291 for the three and six months ended December 31, 2007, respectively. The estimated total remaining compensation of $3,296, before estimated forfeitures, is expected to be recognized over the remaining vesting period of 3.6 years.

Pension Plans   The Company’s foreign subsidiaries sponsor various defined benefit plans and individual defined benefit arrangements covering certain eligible employees. The benefits under these pension plans are based on years of service and compensation levels. Funding is limited to statutory requirements. The measurement date for all defined benefit plans was June 30, 2007.

The components of net pension expense were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006

Service cost — benefits earned during the period	$826	$300	$1,593	$600
Interest cost on projected benefits	921	400	1,578	800
Expected return on plan assets	(845)	(300)	(1,441)	(700)
	$902	$400	$1,730	$700

9.                      PROVISION FOR INCOME TAXES

The Company recorded an income tax provision of $2,065 and $1,875 for the three months ended December 31, 2007 and 2006 and $4,942 and $2,118 for the six months ended December 31, 2007 and 2006, respectively.  The expected tax provision derived from applying the federal statutory rate to the Company’s income before income taxes for six months ended December 31, 2007, differed from the Company's recorded income tax provision primarily due to lower foreign income tax rates reducing the effective tax rate, offset by certain withholding tax liabilities and valuation allowances on certain subsidiary losses which do not meet the more-likely-than not standard of realizability of those deferred tax assets. The Company’s tax provision for the remainder of fiscal year 2008 continues to heavily depend on the jurisdictional mix of pretax earnings, our actual and forecasted profitability, establishment of valuation allowances in certain jurisdictions, and varying jurisdictional income tax rates that are applied to related earnings.

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

As of the Company’s FIN 48 adoption date of July 1, 2007, the Company had gross unrecognized tax benefits of $8,387. The total amount of tax benefits, if recognized, that would affect the effective tax rate upon subsequent realization is $234 as a result of valuation allowance, application of local tax laws and purchase price accounting.  The Company’s continuing practice is to recognize interest and penalties related to income tax matters as a component of income tax expense. As of the date of adoption, the Company had accrued $30 for interest and penalties related to uncertain tax positions unrecognized tax benefits.

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

10.               COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income for the three months ended December 31, 2007 and 2006 are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Net income (loss)	$11,009	$(16,253)	$14,863	$(38,334)
Other Comprehensive income (loss):
Foreign currency translation adjustments	8,386	2,252	32,302	1,835
Unrealized net gain (loss) on derivative instruments	(4,197)	—	(9,637)	—

Comprehensive income (loss)	$15,198	$(14,001)	$37,528	$(36,499)

11.               SEGMENT AND GEOGRAPHIC INFORMATION

The Company manages its business operations through two strategic business units. Based upon the information reported to the chief operating decision maker, who is the Chief Executive Officer, the Company has two reportable segments: EMEA and Americas. The EMEA business unit encompasses the Company’s operations in Europe, the Middle East, Africa and Asia. The Americas business unit encompasses the Company’s operations in North America and Central and South America. The Company does not allocate certain costs to its reportable segments. These costs are managed at the corporate level and include costs related to financing activities of the Company. The Company evaluates the performance of its reportable segments based on operating results before income taxes:

	EMEA	Americas	Corporate	Total
Three Months Ended December 31, 2006
Revenues	$68,552	$47,685	$—	$116,237
Income (loss) before income taxes and minority interest	10,296	(33)	(19,923)	(9,660)
Assets	885,887	327,466	53,130	1,266,483
Capital expenditures	1,502	7,086	—	8,588
Depreciation and amortization	14,571	11,308	—	25,879
Interest expense	5	(22)	18,576	18,559
Other (income) expense — net	(1,030)	(82)	(965)	(2,077)

Three Months Ended December 31, 2007
Revenues	$80,878	$51,211	$—	$132,089
Income (loss) before income taxes and minority interest	22,463	8,407	(16,471)	14,399
Assets	940,292	311,998	16,238	1,268,528
Capital expenditures	2,311	2,493	—	4,804
Depreciation and amortization	13,949	9,498	—	23,447
Interest expense	14	87	11,620	11,721
Other (income) expense — net	(1,543)	(513)	(2,554)	(4,610)

	EMEA	Americas	Corporate	Total
Six Months Ended December 31, 2006
Revenues	$133,978	$93,741	$—	$227,719
Income (loss) before income taxes and minority interest	18,800	1,996	(47,018)	(26,222)
Assets	885,887	327,466	53,130	1,266,483
Capital expenditures	3,584	11,899	—	15,483
Depreciation and amortization	28,765	22,290	—	51,055
Interest expense	8	90	36,318	36,416
Other (income) expense — net	(1,571)	(260)	4,094	2,263

Six Months Ended December 31, 2007
Revenues	$155,332	$100,939	$—	$256,271
Income (loss) before income taxes and minority interest	44,191	13,135	(34,635)	22,691
Assets	940,292	311,998	16,238	1,268,528
Capital expenditures	3,805	5,999	—	9,804
Depreciation and amortization	27,110	18,743	—	45,853
Interest expense	28	156	22,698	22,882
Other (income) expense — net	(3,053)	(1,205)	(1,507)	(5,765)

The Company conducts its sales, marketing and customer service activities throughout the world. Geographic revenue information is based on the location of the customer. No single country other than the United States, the Netherlands, the United Kingdom and Germany accounted for 10% or more of total external revenue or of long-lived assets.

	Europe *	United States	The Netherlands	United Kingdom	Germany	All Other	Total
Three Months Ended December 31, 2006
Revenues	$26,725	$36,574	$14,495	$12,232	$11,103	$15,108	$116,237
Property and equipment — net	3,676	24,998	358	6,988	8,226	5,215	49,461

Three Months Ended December 31, 2007
Revenues	$34,150	$36,705	$15,407	$13,550	$12,643	$19,634	$132,089
Property and equipment — net	4,061	24,929	260	8,754	8,637	4,468	51,109

	Europe *	United States	The Netherlands	United Kingdom	Germany	All Other	Total
Six Months Ended December 31, 2006
Revenues	$51,791	$71,817	$28,010	$23,539	$22,622	$29,940	$227,719
Property and equipment — net	3,676	24,998	358	6,988	8,226	5,215	49,461

Six Months Ended December 31, 2007
Revenues	$64,355	$73,370	$29,253	$27,278	$24,795	$37,220	$256,271
Property and equipment — net	4,061	24,929	260	8,754	8,637	4,468	51,109

*        Excludes the Netherlands, the United Kingdom and Germany.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains forward-looking statements within the meaning of the federal securities laws. These forward looking statements are identified by the use of terms and phrases such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project” and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements.  These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies and include, but are not limited to, statements about: our revenue mix; restructuring plans and potential restructuring charges, and their impact on our revenues; our operating expense growth and operating expenses as a percentage of our revenues; stability of our development and programming costs; growth of our selling, general and administrative expenses; decrease of total depreciation and amortization  expense; decrease in interest expense; our use of cash and liquidity position going forward; and cash needs to service our debt.

Actual results could differ materially from those projected, implied or anticipated by our forward-looking statements. Some of the factors that could cause actual results to differ include: our reliance on a limited number of customers for a substantial portion of our revenues; unpredictability and volatility of our operating results, which includes the volatility associated with foreign currency exchange risks; effects of competition on our software and service pricing and our business; effects of changes in or violations by us or our customers of government regulations; our ability to increase market share, successfully introduce new software and services and expand our operations to new geographic locations; time and expenses associated with customers switching from competitive software and services to our software and services; rapid technology changes in our industry; costs and possible future losses or impairments relating to our 2006 acquisition of the Claims Services Group from Automatic Data Processing, Inc.; our reliance on third-party information for our software and services; effects of system failures or security breaches on our business and reputation; country-specific risks associated with operating in multiple countries; risks associated with any future acquisitions, joint ventures or similar transactions; our ability to obtain additional financing as necessary to support our operations; use of cash to service our debt; effects on our business of restrictive covenants in our debt facility; the unpredictability of intellectual property protection and maintenance; any future changes in management or loss of key personnel; any material adverse impact of current or future litigation on our results or business; and risks associated with establishing and maintaining internal control over financial reporting in compliance with Section 404.  For a discussion of these and other factors that could impact our operations or financial results and cause our results to differ materially from those in the forward looking statements, please see Part II, Item 1A – “Risk Factors” in this Quarterly Report on Form 10-Q, and please refer to our filings with the Securities and Exchange Commission, particularly our Final Prospectus relating to a registered offering of shares filed with the Securities and Exchange Commission on October 4, 2007.

All forward-looking statements are qualified in their entirety by this cautionary statement, and we undertake no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the 2007 Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on September 17, 2007.  You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview of the Business

We are the leading global provider of software and services to the automobile insurance claims processing industry. Our customers include more than 900 automobile insurance companies, including each of the ten largest automobile insurance companies in Europe and each of the ten largest automobile insurance companies in North America. We also provide our software and services to over 33,000 collision repair facilities, 7,000 independent assessors and 3,000 automotive recyclers. Our software and services help our customers: estimate the costs to repair damaged vehicles; determine pre-collision fair market values for vehicles damaged beyond repair; automate steps of the claims process; outsource steps of the claims process that insurance companies have historically performed internally; and improve their ability to monitor and manage their businesses through data reporting and analysis. We are active in over fifty countries and derive most of our revenues from our estimating and workflow software.

Company History

Solera Holdings, LLC was formed in March 2005. On April 13, 2006, subsidiaries of Solera Holdings, LLC acquired the Claims Services Group (“CSG”), a business unit of Automatic Data Processing (“ADP”), for approximately $1.0 billion (the “Acquisition”). Prior to the Acquisition, Solera Holdings, LLC’s operations consisted primarily of developing our business plan, recruiting personnel, providing consulting services, raising capital and identifying and evaluating operating assets for acquisition.

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

Prior to the Acquisition, our business was operated as CSG, a business unit of ADP. As a result, the combined financial information of CSG, which are included  in our 2007 Annual Report on Form 10-K, is presented on a carve-out basis and reflects the assets, liabilities, revenues and expenses that were attributed or allocated to it as a business unit of ADP. The historical financial results in the combined financial statements may not be indicative of the results that would have been achieved had we operated as a stand-alone entity. These combined financial statements include costs for facilities, functions and services used by CSG at ADP sites that it shared with other ADP business units and costs for certain functions and services performed by centralized ADP organizations and directly charged to CSG based on usage. The combined statements of earnings for CSG include allocations of certain expenses of ADP, including general corporate overhead, insurance, stock compensation and pension plans, royalty fees, facilities and other expenses. These allocations were based on a variety of factors.

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

The table below sets forth our revenues by regional operating segment and as a percentage of our total revenues for the periods indicated.

	Three Months Ended December 31,				Six Months Ended December 31,
($’s in millions)	2007		2006		2007		2006
EMEA	$80.9	61.2%	$68.5	59.0%	$155.3	60.6%	$134.0	58.8%
Americas	51.2	38.8	47.7	41.0	101.0	39.4	93.7	41.2
Total	$132.1	100.0%	$116.2	100.0%	$256.3	100.0%	$227.7	100.0%

Set forth below is our percentage of revenues for the periods presented from each of our principal customer categories:

	Three Months Ended December 31,				Six Months Ended December 31,
($’s in millions)	2007		2006		2007		2006
Insurance companies	$54.0	40.9%	$47.8	41.1%	$104.1	40.6%	$92.7	40.7%
Collision repair facilities	49.9	37.7	42.3	36.5	96.8	37.8	83.4	36.6
Independent assessors	13.9	10.5	11.9	10.2	27.1	10.6	23.8	10.5
Automotive recyclers and other	14.3	10.9	14.2	12.2	28.3	11.0	27.8	12.2
Total	$132.1	100.0%	$116.2	100.0%	$256.3	100.0%	$227.7	100.0%

For the three and six months ended December 31, 2007, the United States, the Netherlands and the United Kingdom were the only countries that individually represented more than 10% of total revenues.

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

Our core offering is our estimating and workflow software, which is used by our insurance company, collision repair facility and independent assessor customers and which represents the majority of our revenues. Our salvage and recycling software, business intelligence and consulting services, shared services and other offerings represent in the aggregate a smaller portion of our revenues. We currently derive an insubstantial portion of our revenues from our shared services offerings. We believe that our estimating and workflow software will continue to represent a majority of our revenue for the foreseeable future.

Cost of Revenues (excluding depreciation and amortization)

Our costs and expenses applicable to revenues represent the total of operating expenses and systems development and programming costs, which are discussed below.

Operating Expenses

Our operating expenses include: compensation and benefit costs for our operations, database development and customer service personnel; other costs related to operations, database development and customer support functions; third-party data and royalty costs; and costs related to computer software and hardware used in the delivery of our software and services.

Systems Development and Programming Costs

Systems development and programming costs include: compensation and benefit costs for our product development and product management personnel; other costs related to our product development and product management functions; and costs related to external software consultants involved in systems development and programming activities.

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

Income Tax Provision

Prior to our corporate reorganization on May 10, 2007, we were a limited liability company and, therefore, we were not subject to entity-level federal income taxation. However, even as a limited liability company, we incurred income taxes on our operations as they were held by taxable entities in the U.S. and in foreign jurisdictions. Prior to our corporate reorganization, our income taxes were payable by our equity holders at rates applicable to them. Following our conversion to a Subchapter C corporation, transactions recorded by us are subject to federal income taxation for which we do not expect a significant impact to our overall income tax liability. Income taxes have been provided for all items included in the statements of income (loss) included herein, regardless of when such items were reported for tax purposes or when the taxes were actually paid or refunded.

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

The expected tax provision derived from applying the federal statutory rate to Solera’s income before income taxes for six months ended December 31, 2007, differed from our recorded income tax provision primarily due to lower foreign income tax rates reducing the effective tax rate, offset by certain withholding tax liabilities and valuation allowances on certain subsidiary losses which do not meet the more-likely-than not standard of realizability of those deferred tax assets. Our tax provision for the remainder of fiscal year 2008 continues to heavily depend on the jurisdictional mix of pretax earnings, our actual and forecasted profitability, establishment of valuation allowances in certain jurisdictions, and varying jurisdictional income tax rates that are applied to related earnings.

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

•   our corporate reorganization and the refinancing transactions; and

•   fluctuations in foreign currency exchange rates.

Foreign currency.  During the three months ended December 31, 2007, we generated approximately 72% of our revenues and incurred a majority of our costs in currencies other than the U.S. dollar, primarily the Euro. We currently do not hedge our exposure to foreign currency risks. In our historical financial statements, we re-measure our local currency financial results in U.S. dollars based on average exchange rates prevailing during a reporting period or the exchange rate at the end of that period. These re-measurements resulted in foreign currency translation adjustments of $8.4 million and $32.3 million for the three and six months ended December 31, 2007 recorded as a component of Accumulated other comprehensive income in Stockholders’ equity.  Foreign currency gains flowing through our consolidated statement of operations for the three and six months ended December 31, 2007 were $2.9 million and $3.0 million.

In February 2006, we entered into a foreign exchange option that gave us the right to call $200.0 million in U.S. dollars at a strike price of €1.1646 per U.S. dollar at any time up to February 8, 2011. We paid approximately $7.9 million for this option. The fair value of this option was approximately $1.8 million as of December 31, 2007 and $1.0 million as of June 30, 2007, and was recorded in Other assets in our condensed consolidated balance sheet. Increases in fair value of approximately $0.9 million and $0.9 million were recognized in other income in the statement of operations during the three and six months ended December 31, 2007, respectively.

Non-cash charges.  On July 25, 2006, November 8, 2006 and January 26, 2007, we granted the right to purchase Class A common units of Solera Holdings, LLC to certain employees. Under these and other arrangements, we issued an aggregate of 625,429 Class A common units to 20 of our employees for $0.2 million in January 2007 and an aggregate of 50,000 Class A common units to two of our employees for $15,000 in February 2007. In May 2007, we issued restricted stock units covering an aggregate of 304,730 shares and 428,400 stock options to certain of our employees. We expect to incur a pre-tax, non-cash charge of approximately $9.8 million in connection with these issuances, expensed ratably over vesting periods of up to 60 months. In September 2007 and December 2007 we issued restricted stock units covering an aggregate of 4,900 shares and 37,600 stock options and 34,400 shares and 90,600 stock options, respectively, to certain of our employees. We expect to incur a pre-tax, non-cash charge of approximately $0.4 million and $1.5 million in connection with September 2007 and December 2007 issuances, respectively, expensed ratably over vesting periods of up to 48 months. During the three and six months ended December 31, 2007, we recognized approximately $1.0 million $1.6 million, respectively, as compensation expense.

Restructuring charges.  We have incurred restructuring charges (or reversal) in each period presented and also expect to incur additional restructuring charges, primarily relating to severance costs, over the next several quarters as we work to improve efficiencies in our business. We are currently evaluating several plans that would eliminate redundant personnel in each of our segments, as well as reduce our need for certain facilities. If all of these plans were to be executed upon, we would expect to incur significant restructuring charges over the next twelve months. These potential charges, consisting primarily of termination benefits, will significantly reduce our cash balances. We do not expect reduced revenues or an increase in other expenses as a result of any of these restructuring plans.

Results of Operations

The table below sets forth statement of operations data expressed as a percentage of revenues for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
Operating expenses	25.0	30.0	25.5	29.7
Systems development and programming costs	12.5	13.5	12.7	14.0
Total cost of revenues (excluding depreciation and amortization)	37.5	43.5	38.2	43.7

Selling, general & administrative expenses	28.4	28.4	27.7	28.0
Depreciation and amortization	17.8	22.3	17.9	22.4
Restructuring charges	0.0	0.0	0.7	0.4
Interest expense	8.9	15.9	8.9	16.0
Other (income) expense - net	(3.5)	(1.8)	(2.2)	1.0
	51.6	64.8	53.0	67.8

Income (loss) before provision for income taxes and minority interests	10.9	(8.3)	8.8	(11.5)

Income tax provision	1.6	1.6	1.9	0.9

Minority interest in net income of consolidated subsidiaries	1.0	0.4	1.1	0.7

Net income (loss)	8.3%	(10.3% )	5.8%	(13.1% )

The table below sets forth statement of operations data, including the amount and percentage changes for the periods indicated:

	Three Months Ended December 31,				Six Months Ended December 31,
($’s in millions)	2007	2006	Change		2007	2006	Change
			$	%			$	%
Revenues	$132.1	$116.2	$15.9	13.6%	$256.3	$227.7	$28.6	12.5%

Cost of revenues:
Operating expenses	33.0	34.8	(1.8)	(5.3)%	65.3	67.6	(2.3)	(3.3)%
Systems development and programming costs	16.6	15.8	0.8	5.2%	32.6	31.9	0.7	1.9%
Total cost of revenues (excluding depreciation and amortization)	49.6	50.6	(1.0)	(2.0)%	97.9	99.5	(1.6)	(1.6)%

Selling, general & administrative expenses	37.5	33.0	4.5	13.8%	71.1	63.9	7.2	11.3%
Depreciation and amortization	23.4	25.9	(2.5)	(9.4)%	45.8	51.0	(5.2)	(10.2)%
Restructuring charges	0.1	—	0.1	305.6%	1.7	0.9	0.8	90.6%
Interest expense	11.7	18.5	(6.8)	(36.8)%	22.9	36.4	(13.5)	(37.2)%
Other (income) expense - net	(4.6)	(2.1)	(2.5)	(122.0)%	(5.8)	2.3	(8.1)	(354.8)%
	68.1	75.3	(7.2)	(9.5)%	135.7	154.5	(18.8)	(12.2)%

Net income (loss) before provision for income taxes and minority interest	14.4	(9.7)	24.1	249.1%	22.7	(26.3)	49.0	186.5%

Income tax provision	2.1	1.9	0.2	10.1%	4.9	2.1	2.8	133.3%

Minority interest in net income of consolidated subsidiaries	1.3	0.4	0.9	199.7%	2.9	1.5	1.4	89.0%

Net income (loss)	$11.0	$(12.0)	$23.0	191.9%	$14.9	$(29.9)	$44.8	149.8%

Revenues

Revenues increased $15.9 million and $28.6 million for the three and six months ended December 31, 2007 compared to the three and six months ended December 31, 2006, due to higher revenues in both our EMEA and Americas segments. The current quarter EMEA revenues increased $12.4 million, or 18.0%, to $80.9 million due to an increase in the value of the Euro and several other European currencies versus the U.S. dollar and growth in transaction and subscription revenues in several countries from both existing and new customers. Our six month EMEA revenues increased $21.3 million, or 15.9%, to $155.3 million for the same reasons noted above. The current quarter Americas revenues increased $3.5 million, or 7.4%, to $51.2 million due to growth in transaction and subscription revenues in the U.S., Canada, Brazil and Mexico, partially offset by the prior year’s loss of several significant U.S. insurance customer contracts.  Our six month Americas revenues increased $7.3 million, or 7.7%, to $101.0 million for the same reasons noted above. Revenue growth for each of our customer categories was as follows:

($’s in millions)	Three Months Ended December 31, 2007		Six Months Ended December 31, 2007
	Revenue Growth	Percentage Change	Revenue Growth	Percentage Change
Insurance companies	$6.2	13.0%	$11.4	12.3%
Collision repair facilities	7.6	17.7%	13.4	16.1%
Independent assessors	2.0	17.0%	3.3	14.0%
Automotive recyclers and other	0.1	0.9%	0.5	1.5%
Total	$15.9	13.6%	$28.6	12.5%

Operating Expenses

 For the three months ended December 31, 2007, compared to the same prior year period, operating expenses decreased $1.8 million, or 5.3%, due to a $2.6 million reduction in operating expenses in our Americas segment offset by a $0.8 million increase in our EMEA segment. The lower Americas costs were due to decreases in personnel costs, third party licensing fees, and consulting expenses.  The EMEA increase was primarily due to personnel costs and licensing fees.

For the six months ended December 31, 2007, compared to the same prior year period, operating expenses decreased $2.3 million, or 3.3%, due to a $1.8 million reduction in operating expenses in our Americas segment and a $0.5 million reduction in our EMEA segment. The lower Americas costs were due to decreases in personnel costs and third party licensing fees.  The EMEA decrease was primarily due to personnel costs.

We continually evaluate our operating costs in order to identify inefficiencies and eliminate unnecessary costs. We anticipate that, although our operating expenses will continue to increase, they will decline as a percentage of revenues over the next several years.

Systems Development and Programming Costs

 For the three months ended December 31, 2007, systems development and programming costs increased $0.8 million, or 5.2%, due to a $0.7 million increase in costs in our Americas segment. The increased costs in our Americas segment were due to an increase in consulting fees and a net increase in personnel costs due to a reduction in the amount of internal use software development costs we capitalized.  For the quarter ended December 31, 2007 we capitalized $0.2 million less for the development of internal use software compared to the second quarter of 2006.

For the six months ended December 31, 2007, compared to the same prior year period, systems development and programming costs increased $0.7 million, or 1.9%, due to a $1.1 million increase in costs in our Americas segment offset by a $0.4 million decrease in our EMEA segment. The increased costs in our Americas segment were due to an increase in consulting fees of $0.3 million and a net increase in personnel costs primarily due to a reduction in the amount of internal use software development costs we capitalized.  For the six months ended December 31, 2007 we capitalized $0.6 million less for the development of internal use software compared to the same six month period in 2006. The decreased costs in our EMEA segment were due to lower personnel costs, an increase in the amount of internal use software development costs we capitalized offset by an increase in consulting fees.

Our systems development and programming costs fluctuate throughout the year based upon the levels and timing of product releases. We expect our systems development and programming costs to remain relatively stable over the next several quarters.

Selling, General and Administrative Expenses

  For the three months ended December 31, 2007 selling, general and administrative expenses increased $4.5 million, or 13.8%, due to an increase in costs of $3.5 million in our Corporate segment, an increase in personnel costs of $0.6 million in our Americas segment, and an increase in consulting costs of $0.4 million in our EMEA segment. The increased expenses in our Corporate segment were due to a $1.3 million increase in consulting fees for our first year Sarbanes-Oxley efforts, a $0.9 million increase in deferred compensation expense, an increase in personnel costs, including recruiting fees, of $0.9 million and an increase of $0.4 million in professional fees.

For the six months ended December 31, 2007, compared to the same prior year period, selling, general and administrative expenses increased $7.2 million, or 11.3%, due to an increase in costs of $4.8 million in our Corporate segment and an increase in costs of $2.4 million in our Americas segment. The increase in expenses in our Corporate segment were due to a $1.7 million increase in consulting fees for our first year Sarbanes-Oxley efforts, a $1.3 million increase in deferred compensation expense, a $1.2 million increase in personnel costs, including recruiting fees, a $0.4 million increase in professional fees, including tax services and an increase in other administrative fees, including corporate insurance. The increase in expenses in our Americas segment were primarily due to a $1.8 million increase in personnel costs, which included temporary personnel of $0.7 million primarily related to the migration of customers to new software and a $0.5 million increase in facilities expenses.

We expect these expenses to continue to increase as we incur additional costs associated with being a public company and as we continue to expand our business into new markets.

Depreciation and Amortization

Depreciation and amortization decreased by $2.5 million and $5.2 million for the three and six months ended December 31, 2007, respectively, compared to the same prior year periods primarily due to lower intangibles amortization expense resulting from the Acquisition. We amortize these intangible assets on an accelerated basis to reflect the pattern in which economic benefits of the intangible assets are consumed. Although we expect to experience significant depreciation and amortization in the future as we amortize intangible assets purchased in the Acquisition, we anticipate that the amount of total depreciation and amortization expense will continue to decline over the next several years.

Restructuring Charges

 Restructuring charges of $0.1 million and $1.7 million for the three and six months ended December 31, 2007 were incurred as a result of operational reviews conducted after the Acquisition and relate almost entirely to one-time termination benefits and facilities consolidation costs. We expect to incur additional restructuring charges, relating primarily to severance costs, over the next several quarters as we work to improve efficiencies in our business.

Interest Expense

   Interest expense decreased $6.8 million and $13.5 million for the three and six month periods ended December 31, 2007, respectively, compared to the same prior year periods due to lower borrowings under our credit facilities, which were in part due to the refinancing transactions completed on May 16, 2007 in conjunction with our initial public offering. We expect that our annual interest expense will continue to decrease as we repay outstanding indebtedness. The decrease in interest expense may be partially offset by future foreign currency fluctuations.

Other (Income) Expense-Net

  Other (Income) increased $2.5 million to ($4.6) million from ($2.1) million for the three months ended December 31, 2007 compared to the same period last year. This increase was due to foreign currency gains. For the six months ended December 31, 2007 compared to the same period last year Other (Income) increased $8.1 million to ($5.8) from $2.3 million due to foreign currency gains of $3.0 million, an increase in net realized and unrealized gains on our derivative instruments and increased interest income.

Income Tax Provision

We recorded an income tax provision of $2.1 million and $1.9 million for the three months ended December 31, 2007 and 2006, respectively.  For the six month ended December 31, 2007 and 2006 we recorded an income provision of $4.9 million and $2.1 million, respectively. Factors that impact our income tax provision include (but are not limited to) the mix of jurisdictional earnings, establishment of valuation allowances in certain jurisdictions, and varying jurisdictional income tax rates that are applied to related earnings.

Liquidity and Capital Resources

Prior to the Acquisition, our predecessor’s principal sources of liquidity were capital contributions from ADP and cash generated from operations. Since the Acquisition, our principal sources of cash have included cash generated from operations and bank borrowings. Our principal uses of cash have included debt service, capital expenditures and working capital. We expect that these will remain our principal uses of cash in the future. We expect our cash needs to service debt will decrease in future periods as a result of the application of proceeds from the refinancing transactions completed in conjunction with our initial public offering which were used to repay debt.

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

Cash and Cash Equivalents

As of December 31, 2007, we had cash and cash equivalents of $107.8 million. We fund our operations, working capital and capital expenditures with our cash on hand and short-term borrowings under our credit facility. Our cash on hand and short-term borrowings vary significantly based on our cash flows as set forth below.

Cash Flows

The following summarizes our primary sources and uses of cash in the periods presented:

	Six Months Ended December 31,
($’s in millions)	2007	2006
Operating activities	$47.9	$22.0
Investing activities	$(10.1)	$(29.7)
Financing activities	$(24.8)	$4.6

Operating activities.   Cash provided by operating activities was $47.9 million and $22.0 million during the six months ending December 31, 2007 and 2006, respectively. The increase in cash provided by operating activities for the six months ended December 31, 2007 was primarily the result of a $44.8 million increase in net income compared with the six months ended December 31, 2006, offset by reductions in operating assets and liabilities. For the six months ended December 31, 2007, the non-cash adjustments included reductions in depreciation and amortization and changes in the fair value of a financial instrument. The change in operating assets and liabilities was a net reduction of $21.8 million from the six months ended December 31, 2006 due primarily to reductions in accrued expenses, accounts payable and accounts receivable.

Investing activities.  Cash used in investing activities for the six months ending December 31, 2007 and 2006 were $10.1 million and $29.7 million, respectively.  Capital expenditures, consisting of computers, computer software, leasehold improvements and furniture and fixtures, were $9.8 million and $15.5 million, respectively. During the six months ended December 31, 2006 we made a final working capital payment of $13.2 million as part of the Acquisition.

Financing activities.   Cash (used by) provided in financing activities for the six months ending December 31, 2007 and 2006 was ($24.8) million and $4.6 million, respectively.  For the six months ended December 31, 2007 we paid $13.7 million and $8.5 million, respectively, on our long-term debt and revolving credit facility. During the three months ended December 31, 2007 the long-term debt payments included voluntary principal payments of $8.5 million on the domestic term loan and €1.5 million on the European term loan.

Amended and Restated Senior Credit Facility

In connection with our initial public offering, we entered into an amended and restated senior credit facility. Our Amended and Restated Senior Credit Facility consists of a $50.0 million revolving credit facility, a $230.0 million domestic term loan and a €280.0 million European term loan. As of December 31, 2007, we had $0.0 million, $219.8 million and $406.3 million (€276.4 million) in outstanding loans under the revolving credit facility, domestic term loan and European term loan, respectively, with interest rates of 8.0%, 7.0625% and 7.0%, respectively. The Amended and Restated Senior Credit Facility contains a leverage a ratio covenant, which is applicable only to the revolving loans and applies only if at least $10.0 million of revolving loans, including outstanding letters of credit, are outstanding for at least 10 days during the prior fiscal quarter.

In addition, the Amended and Restated Senior Credit Facility contains covenants restricting us from undertaking specified corporate actions, including asset dispositions, acquisitions, payment of dividends and other specified payments, changes of control, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of our operating leases.

Inflation and Seasonality

We believe inflation has not had a material effect on our financial condition or results of operations in recent years. Our business does not experience any material level of seasonality.

Critical Accounting Policies and Estimates

The accompanying condensed consolidated financial statements of Solera Holdings, Inc. have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in those financial statements. On an ongoing basis, we evaluate estimates. We base our estimates on historical experiences and assumptions which we believe to be reasonable under the circumstances. Those estimates form the basis for our judgments that affect the amounts reported in the financial statements. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 to our audited Consolidated Financial Statements for the fiscal year ended June 30, 2007 and our critical accounting policies are more fully described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on September 17, 2007. As of February 13, 2008, there have not been any significant changes in our critical accounting policies and estimates.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk when we enter into either a purchase or sale transaction using a currency other than our functional currency. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our consolidated financial statements. Exchange rates between these currencies and U.S. dollars have fluctuated significantly over the last few years and may continue to do so in the future. A substantial portion of our revenues and costs are denominated in or effectively indexed to U.S. dollars, but the majority of our revenues and costs are denominated in Euros, British pounds, Swiss francs, Canadian dollars and other currencies. Historically, we have not undertaken hedging strategies to minimize the effect of currency fluctuations on our results of operations and financial condition; however, we may decide this is necessary in the future. A hypothetical 1% increase or decrease in each of our foreign currencies versus the U.S. dollar would have resulted in a $0.9 million change to our revenue for the three month period ended December 31, 2007 and a $3.8 million change to revenue on an annualized basis.

Interest Rate Risk

We are exposed to interest rate risks primarily through borrowings under our revolving loan arrangement and term loans. Interest on these borrowings is based upon variable interest rates. Our weighted-average borrowings outstanding under the revolving loan arrangement and term loans during the three months ended December 31, 2007 was $634.7 million, and the weighted-average interest rate in effect at December 31, 2007 was 7.30%. Based on the foregoing, a hypothetical 1% increase or decrease in interest rates would have resulted in a $1.6 million change to our interest expense for the three month period ended December 31, 2007 and a $6.3 million change to our interest expense on an annualized basis.

In June 2007, we entered into three USD-based interest rate swaps with notional amounts of $50.0 million, $81.0 million and $75.0 million with maturities on June 30, 2011, which require us to pay fixed rates of 5.445%, 5.418% and 5.445%, respectively, and also entered into three Euro-based interest rate swaps with notional amounts of €69.8 million, €50.0 million, and €60.0 million with maturities on June 30, 2011, which require us to pay fixed rates of 4.603%, 4.679%, and 4.685%, respectively. These interest rate swaps are designated and documented at their inception as cash flow hedges and are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of Accumulated other comprehensive income/(loss) in stockholders’ equity and reclassified into earnings when the hedged transaction affects earnings. The ineffective portion on these cash flow hedges is recognized in interest expense. The estimated fair value of $9.3 million on U.S. dollar-based swaps and €1.1 million ($1.7 million) on Euro-based swaps was recorded in Other liabilities in the consolidated balance sheet as of December 31, 2007. The change of $9.6 million in the fair value of swaps, net of tax, reflects the effective portion of loss on these hedges and is reported as a component of Accumulated other comprehensive income in stockholders’ equity.

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

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

As a normal incident of the business in which we are engaged, various claims, charges and litigation are asserted or commenced against us. We believe that final judgments, if any, which may be rendered against us in current litigation, are adequately reserved for, covered by insurance or would not have a material adverse effect on our financial position. We have from time to time been the subject of allegations that our repair estimating and total loss software and services produced results that favored our insurance company customers. In addition, we are currently one of the defendants in a putative class action lawsuit alleging that we have colluded with our insurance company customers to cause the estimates of vehicle fair market value generated by our total loss estimation products to be unfairly low. We were recently named as a third party defendant in a lawsuit by a major insurance company against a PPO which was a former customer of our predecessor’s medical claims software products. The PPO has claimed that our predecessor’s failure to properly update its database led or may have led to errors that caused the insurance company to discount their charges, resulting in numerous claims against the insurance company. We have answered the third party complaint denying all of the third party plaintiff’s allegations. We intend to vigorously defend ourselves against the third party plaintiff’s claims and believe this third party complaint is without merit.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

                                                None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Solera Holdings, Inc. was held on December 12, 2007 (the “Annual Meeting”). Proxies for the Annual Meeting were solicited pursuant to our proxy statement under Regulation 14(a) of the Securities Exchange Act of 1934, as amended, filed with the SEC November 5, 2007 (the “Proxy Statement”). At our Annual Meeting, the election of five directors of Solera Holdings, Inc. for a term of one year was submitted to our stockholders. There was no solicitation in opposition to the five nominees recommended by our Board of Directors and described in the Proxy Statement. The following table sets forth the name of each director elected at the meeting and the number of votes for, or withheld from, each nominee:

Name of Director	For	Withheld
Tony Aquila	56,700,488	1,164,839
Philip A. Canfield	39,651,212	19,214,115
Roxani Gillespie	55,827,513	2,037,814
Stuart J. Yarbrough	57,199,532	665,795
Jerrell W. Shelton	57,199,532	665,795

Garen Staglin and Craig A. Bondy did not stand for re-election at the Annual Meeting and are no longer serving as directors of Solera Holdings, Inc.

Item 5.  Other Information.

                None.

Item 6. Exhibits.

Exhibit No.	Description
10.1

Second Amended and Restated Senior Management Agreement, dated as of January 28, 2008, by and among Solera Holdings, Inc., Solera, Inc., Tony Aquila, Anthony Aquila 2007 Annuity Trust dated May 10, 2007, Shelly Renee Aquila and Shelly Renee Aquila 2007 Annuity Trust dated May 10, 2007.

10.2	Amended and Restated Securities Purchase Agreement, dated as of January 28, 2008, by and among Solera Holdings, Inc., Jack Pearlstein, Ian Z. Pearlstein 2001 Trust and Ivanna V. Pearlstein 2001 Trust.
31.1	Certification by Tony Aquila, Chief Executive Officer.
31.2	Certification by Jack Pearlstein, Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

February 13, 2008