Form 10-Q
period 2008-03-31
SOLERA HOLDINGS, INC
filed 2008-05-13
CIK 1324245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-33461

Solera Holdings, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-1103816
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

15030 Avenue of Science
San Diego, California 92128	(858) 724-1600
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)

6111 Bollinger Canyon Road, Suite 200

San Ramon, CA 94583

(925) 866-1100

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

The number of shares outstanding of the issuer’s common stock, as of May 13, 2008, was 64,816,018.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

SOLERA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2008 AND JUNE 30, 2007

(In thousands, except share amounts)

(Unaudited)

	March 31,	June 30,
	2008	2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$139,142	$89,868
Accounts receivable — net	91,671	85,543
Other receivables	11,733	9,297
Other current assets	18,326	16,901
Deferred income tax assets	4,734	3,248

Total current assets	265,606	204,857

PROPERTY AND EQUIPMENT — Net	51,040	51,485

OTHER ASSETS	17,909	11,625

LONG TERM DEFERRED INCOME TAX ASSETS	23,604	23,835

GOODWILL	643,951	569,165

INTANGIBLE ASSETS — Net	353,021	362,986

TOTAL	$1,355,131	$1,223,953

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$28,990	$25,571
Accrued expenses and other current liabilities	91,375	89,240
Income taxes payable	8,242	13,995
Deferred income tax liabilities	1,502	1,076
Current portion of long-term debt	6,721	14,140

Total current liabilities	136,830	144,022

LONG-TERM DEBT	640,795	599,128

OTHER LIABILITIES	47,982	25,378

LONG-TERM DEFERRED INCOME TAX LIABILITIES	43,564	42,922

Total liabilities	869,171	811,450

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	13,430	11,229

STOCKHOLDERS’ EQUITY:
Common shares, $0.01 par value: 150,000,000 shares authorized; 64,805,976 and 64,813,563 issued and outstanding as of March 31, 2008 and June 30, 2007, respectively	509,484	505,939
Accumulated deficit	(88,584)	(111,687)
Accumulated other comprehensive income	51,630	7,022

Total stockholders’ equity	472,530	401,274

TOTAL	$1,355,131	$1,223,953

See notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2008 AND 2007

(In thousands, except per share/unit amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Revenues	$138,049	$121,701	$394,320	$349,420

Cost of revenues:
Operating expenses	32,803	35,313	98,130	102,847
Systems development and programming costs	16,389	16,059	48,939	47,993

Total cost of revenues (excluding depreciation and amortization)	49,192	51,372	147,069	150,840

Selling, general and administrative expenses	40,889	31,739	111,956	95,605
Depreciation and amortization	24,034	26,164	69,887	77,219
Restructuring charges	1,171	932	2,837	1,806
Interest expense	11,406	18,875	34,288	55,291
Other (income) expense — net	(563)	(291)	(6,328)	1,972

	76,937	77,419	212,640	231,893

Income (loss) before provision for income taxes and minority interests	11,920	(7,090)	34,611	(33,313)

Income tax provision	2,699	1,327	7,641	3,444

Minority interest in net income of consolidated subsidiaries	1,913	1,334	4,799	2,861

Net income (loss)	7,308	(9,751)	22,171	(39,618)

Dividends and redeemable preferred unit accretion	—	4,267	—	12,735

Net income (loss) allocable to common stockholders/unitholders	$7,308	$(14,018)	$22,171	$(52,353)

Net income (loss) allocable to common stockholders/unitholders per share/unit:
Basic	$0.11	$(0.48)	$0.35	$(1.79)
Diluted	$0.11	$(0.48)	$0.34	$(1.79)

Weighted-average shares/units used in the calculation of net income (loss) per share/unit allocable to common stockholders/unitholders:
Basic	63,732	29,306	63,339	29,171
Diluted	64,689	29,306	64,539	29,171

See notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$22,171	$(39,618)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	69,887	77,219
Minority interests in net income of consolidated subsidiaries	4,799	2,861
Provision for doubtful accounts	752	646
Stock/unit-based compensation	3,373	552
Deferred income taxes	(6,393)	(6,761)
Change in fair value of financial instrument	(729)	3,454
Other	656	608
Changes in operating assets and liabilities — net of effects from acquisition of businesses:
(Increase) decrease in accounts receivable	2,092	(20,676)
(Increase) in other assets	(4,927)	(5,805)
Increase in accounts payable	395	16,049
Increase (decrease) in accrued expenses and other liabilities	(11,267)	1,001
Increase (decrease) in accrued interest	(116)	11,786
Net cash provided by operating activities	80,693	41,316

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,906)	(23,412)
Final working capital payment adjustment related to acquisition of CSG	—	(13,167)
Acquisitions of business — net of cash acquired	—	(1,110)
Investment in joint venture	(314)	—
Net cash used in investing activities	(14,220)	(37,689)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(21,943)	(3,948)
Proceeds from issuance of debt	—	12,726
Repayments under revolving credit facility	(8,548)	(6,000)
Principal payment on financed asset acquisition	(3,646)	—
Proceeds from sale of Class A common units — net of offering costs	—	203
Repurchase of common shares	(112)	—
Net cash (used) provided in financing activities	(34,249)	2,981

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	17,050	1,959

NET CHANGE IN CASH AND CASH EQUIVALENTS	49,274	8,567

CASH AND CASH EQUIVALENTS — Beginning of period	89,868	88,826

CASH AND CASH EQUIVALENTS — End of period	$139,142	$97,393

SUPPLEMENTAL CASH FOW INFORMATION
— Dividends and redeemable preferred unit accretion	$—	$12,735
— Cash paid for interest	$33,725	$41,996
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
— Capital assets financed	$3,739	$6,929

See notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit and share/unit amounts)

(Unaudited)

1.       ORGANIZATION AND BASIS OF PRESENTATION

Description of Business   Solera Holdings, Inc. and subsidiaries (the “Company” or “Solera”) is an integrated group of leading automotive claims solutions companies providing software and services to the automobile insurance claims processing industry. Its software and services help its customers: estimate the costs to repair damaged vehicles; determine pre-collision fair market values for vehicles damaged beyond repair; automate steps of the claims process; outsource steps of the claims process that insurance companies have historically performed internally; and monitor and manage their businesses through data reporting and analysis. The Company is active in over 50 countries and derives most of its revenues from its estimating and workflow software.

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

On May 16, 2007, the Company completed an initial public offering of shares of the Company’s common stock. In the initial public offering, the Company sold 19,200,000 shares of common stock and the selling stockholders sold 10,987,500 shares of common stock. In connection with the initial public offering, the Company amended its corporate status and converted from a Delaware limited liability company into a Delaware corporation with 150,000,000 authorized shares of common stock, par value $0.01, and 15,000,000 authorized shares of preferred stock, par value $0.01. Upon the effectiveness of the conversion, all of the Company’s outstanding preferred and common units were automatically converted into shares of common stock based on their relative rights as set forth in the Company’s limited liability company agreement. As a result, 31,633,211 common units were converted into 31,633,211 shares of common stock, and 204,016 preferred units were converted into 13,889,974 shares of common stock.

Principles of Consolidation and Basis of Presentation   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles and applicable regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited Consolidated Financial Statements for the fiscal year ended June 30, 2007, included in its Annual Report on Form 10-K filed with the SEC on September 17, 2007. The Company’s operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for any future periods.

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

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.  The numbers in the financials are presented “in thousands” except for per share data.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Solera’s significant accounting policies were described in Note 2 to the Company’s audited Consolidated Financial Statements for the fiscal year ended June 30, 2007, included in the Company’s Annual Report on Form 10-K.  As of May 12, 2008 these accounting policies have not significantly changed.

Recent Accounting Pronouncements—In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements and also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Effective the first quarter of fiscal year 2008, the Company adopted FIN 48 which required a $1,027 cumulative credit adjustment to decrease accumulated deficit.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for the Company beginning in the first quarter of fiscal year 2009. The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have, if any, on its consolidated results of operations and financial condition.

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

In March 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF No. 06-11”).  EITF No. 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee stock-based payment awards as an increase to additional paid-in capital. EITF No. 06-11 is effective for the Company beginning in the first quarter of fiscal year 2009. The Company does not expect that EITF No. 06-11 will have a material impact on its results of operations or cash flows.

In June 2007, the FASB ratified EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF No. 07-3”). EITF No. 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF No. 07-3 is effective, on a prospective basis, for the Company beginning in the first quarter of fiscal year 2009. The Company is currently evaluating the effect that the adoption of EITF No. 07-3 will have on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 (“SFAS No. 160”), which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for the Company beginning in the first quarter of fiscal year 2010 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company is currently assessing the potential impact that adoption of SFAS No. 160 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS No. 141(R) also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS No. 141(R) requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS No. 141 (R) is effective for the Company beginning in the first quarter of fiscal year 2010 with early adoption prohibited. The Company is currently evaluating the effect that the implementation of SFAS No. 141(R) will have on its consolidated financial statements on future acquisitions.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning with the Company’s fiscal year 2010, with early application permitted. The Company is currently evaluating the disclosure implications of this statement.

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

Reconciliation of shares/units used in this calculation table of basic and diluted net income (loss) per share/unit for the three and nine months ended March 31, 2008 and 2007, is as follows (in thousands except for per share/unit data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Net income (loss) allocable to common stockholders/unitholders	$7,308	$(14,018)	$22,171	$(52,353)
Weighted-average number of common shares/units	64,884	31,047	64,837	31,047
Weighted-average common shares/units subject to repurchase	(1,152)	(1,741)	(1,498)	(1,876)
Weighted-average number of common shares/units used to compute basic net income (loss) per share/unit	63,732	29,306	63,339	29,171
Effect of dilutive common stock equivalents:
Stock options to purchase common stock	32	—	5	—
Restricted common stock awards	925	—	1,195	—
Weighted-average number of common shares/units used to compute diluted net income (loss) per share/unit	64,689	29,306	64,539	29,171

Basic net income (loss) per share/unit	$0.11	$(0.48)	$0.35	$(1.79)
Diluted net income (loss) per share/unit	$0.11	$(0.48)	$0.34	$(1.79)

For the three and nine months ended March 31, 2008 potential common stock equivalents of 28,140 and 45,538, respectively, are not included in the diluted net income per share calculation above, because their effect was antidilutive for the period. For the three and nine months ended March 31, 2007, outstanding redeemable preferred units of 204,239 and nonvested carried common units of 2,283,673 have been excluded, as they are antidilutive due to the Company’s net loss for the period.

4.       RESTRUCTURING CHARGES

The Solera restructuring initiatives were designed to achieve efficiencies and reduce costs as part of the Company’s continual efforts to eliminate waste and improve operational efficiencies. The restructuring reserves are included in Accrued expenses and other current liabilities and Other liabilities in the condensed consolidated balance sheets.

The Company recorded restructuring charges of $1,171 and $2,837 during the three and nine months ended March 31, 2008, respectively.  For the three and nine months ended March 31, 2007, there were charges of $932 and $1,806 for termination benefits, respectively. For the three months ended March 31, 2008, these charges consisted primarily of one-time termination benefits. For the nine months ended March 31, 2008, these charges consisted of one-time termination benefits of $1,769 and net facilities consolidation charges of $1,068. The restructuring balance at March 31, 2008 also included $528 in cumulative translation adjustments, and a net one-time adjustment of $2,522, consisting of a non-cash write-off of lease-related assets and liabilities and furniture as a result of facilities consolidation efforts.

During the three months ended March 31, 2008, the Company concluded its employee termination activity under the Americas 2007 plan, which had commenced in February 2007 and was designed to create appropriate resource levels and efficiencies for various functional groups across the Americas locations. One-time termination benefits for this plan relate to the termination of approximately 112 employees.  The above mentioned facilities consolidation charges relate entirely to the Americas 2007 plan. All that remains under this plan is amortization of lease related liabilities over the remaining term of the lease and several months of severance payments.

In February 2008 the Company initiated a new plan, Americas 2008, which will focus on creating a more efficient and flexible employee work force across the Americas over the next four quarters. One-time termination benefits for this plan relate to the termination of approximately 50 employees during the three months ended March 31, 2008.

The following table summarizes the charges for restructuring and related activities, including payments made and the ending reserve balances by business segment:

	Restructuring plan from acquisition of CSG		Solera Restructuring plans			Total
	EMEA	Americas	EMEA	Americas 07	Americas 08	EMEA	Americas	Total
Balance—June 30, 2007	$6	$180	$4,104	$1,309	$—	$4,110	$1,489	$5,599
Additions/adjustments	1	(36)	593	4,406	923	594	5,293	5,887
Payments/amortization	—	(9)	(2,885)	(2,846)	—	(2,885)	(2,855)	(5,740)
Balance—March 31, 2008	$7	$135	$1,812	$2,869	$923	$1,819	$3,927	$5,746

The EMEA business segment encompasses the Company’s operations in Europe, the Middle East, Africa and Asia. The Americas business unit encompasses the Company’s operations in North America and Central and South America.

5.       GOODWILL AND INTANGIBLE ASSETS — NET

Changes in goodwill by business segment during the nine month period ended March 31, 2008 are as follows:

	EMEA	Americas	Total
Balance—June 30, 2007	$478,355	$90,810	$569,165
Adjustments	78	—	78
Cumulative translation adjustments	74,384	324	74,708
Balance—March 31, 2008	$552,817	$91,134	$643,951

Components of intangible assets, excluding goodwill, as of March 31, 2008 and June 30, 2007 are as follows:

	March 31,	June 30,
	2008	2007
Intangibles (excluding goodwill):
Internally developed software	$27,300	$22,151
Customer relationships	202,133	185,946
Trademarks	17,631	14,369
Software and database technology	289,787	249,347
	536,851	471,813
Less accumulated amortization	(183,830)	(108,827)
Intangible assets — net	$353,021	$362,986

Intangible assets (excluding goodwill) have finite lives and, as such, are subject to amortization. The weighted average remaining useful life of the intangible assets is 11.3 years (2.3 years for internally developed software, 18.2 years for customer relationships, 2.2 years for trademarks and 7.2 years for software and database). Internally developed software is amortized on a straight-line basis. Other intangible assets are amortized on an accelerated basis to reflect the pattern in which economic benefits of the intangible assets are consumed. Amortization of intangibles totaled $19,809 and $57,165 for the three and nine months ended March 31, 2008, respectively, and $24,932 and $65,012 for the three and nine months ended March 31, 2007, respectively. Estimated amortization expense of the Company’s existing intangible assets for the next five fiscal years ended June 30 are as follows:

2008 (remaining 3 months)	$21,540
2009	70,815
2010	59,216
2011	46,624
2012	34,790
Thereafter	120,036

Total	$353,021

The above useful lives represent the Company’s best estimates. However, actual lives may differ from these estimates. In addition, the expected future amortization may vary based on fluctuations in foreign currency exchange rates.

6.       FINANCIAL INSTRUMENTS AND DERIVATIVES

Financial Instruments — At March 31, 2008 and June 30, 2007, the carrying amounts of cash equivalents, receivables, accounts payable and other liabilities approximated their fair values because of the short-term maturities of these financial instruments. The carrying amounts of long-term debt at March 31, 2008 and June 30, 2007 approximated fair value based on prevailing interest rates.

Derivatives — In the normal course of business, the Company is exposed to interest rate changes and foreign currency fluctuations. The Company strives to limit these risks through the use of derivatives such as interest rate swaps and foreign exchange options. Derivatives are not used for speculative purposes.

In February 2006, the Company entered into a foreign currency exchange option (the “FX Option”) that gives the Company the option to call USD $200,000 at a strike price of 1.1646 EUR/USD at any time up to February 8, 2011. This FX Option is not designated as a hedging instrument. In February 2006, the Company paid approximately $7,912 for the FX Option. As of March 31, 2008 and June 30, 2007, the fair value of the FX Option approximated $1,699 and $970, respectively, and was recorded in Other assets in the condensed consolidated balance sheets. The increase in fair value of approximately $729, due to increased volatility in spot rates and changes in interest rates, was recognized in Other (income) expense in the condensed consolidated statement of operations, during the nine months ended March 31, 2008.

In June 2007, the Company entered into three USD-based interest rate swaps with notional amounts of $50,000, $80,965 and $75,000, all with maturities on June 30, 2011, which require the Company to pay fixed rates of 5.445%, 5.418% and 5.445%, respectively, and also entered into three Euro-based interest rate swaps with notional amounts of € 69,821, € 50,000 and € 60,000, all with maturities on June 30, 2011, which require the Company to pay fixed rates of 4.603%, 4.679% and 4.685%, respectively. These interest rate swaps are designated and documented at their inception as cash flow hedges and are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of Accumulated other comprehensive income (loss) in stockholders’ equity and reclassified into earnings when the hedged transaction affects earnings. The ineffective portion on these cash flow hedges is recognized in interest expense. The estimated fair values of $15,647 on USD-based swaps and €2,296 ($3,626) on Euro-based swaps was recorded in Other liabilities in the consolidated balance sheet as of March 31, 2008. The current year-to-date change in the fair value of these swaps of $17,925 reflects the effective portion of loss on these hedges and is reported as a component of Accumulated other comprehensive income in stockholders’ equity.

The estimated fair values of the Company’s derivatives were determined based on quoted market prices and may not be representative of actual values that could have been realized or that will be realized in the future.

7.                      LONG-TERM DEBT

Long-term debt consists of the following:

	March 31,	June 30,
	2008	2007
Amended and restated first lien credit facility:
European revolver loan, due April 2012	$—	$8,073
Domestic term loan, due May 2014	219,248	229,425
European term loan, due May 2014	428,268	375,770
Total	647,516	613,268
Less current portion	6,721	14,140
Long-term portion	$640,795	$599,128

Senior Secured Credit Facilities — On May 16, 2007, in conjunction with the closing of its initial public offering, the Company entered into an Amended and Restated Senior Credit Facility Agreement with a syndicate of commercial lenders, consisting of a $50,000 Revolving Credit Facility, a $230,000 Domestic Term Loan and a € 280,000 European Term Loan.  As of March 31, 2008, the Company had $0, $219,248 and $428,268 (€ 271,227) in outstanding loans under the Revolving Credit Facility, the Domestic Term Loan and the European Term Loan, respectively, with interest rates of 7.75%, 4.875% and 6.625%, respectively. Borrowings under the Amended and Restated Senior Credit Facility bear interest, to be reset at the Company’s option, at a rate determined by the sole lead arranger of the syndicate of commercial lenders equal to (1) the offer rate on dollars based on the British Bankers’ Association Settlement Rate for deposits or (2) the offer rate on the Euro from the Banking Federation of the European Union, or (3) in the event such rates are not available, then the offered quotation rate to first class banks in the London inter-bank market or European inter-bank market by Citibank USA Inc. for deposits, respectively, in each case, plus an applicable margin that varies based upon the Company’s consolidated leverage ratio, as defined in the agreement. Beginning on June 30, 2007, consecutive quarterly minimum principal payments of $575 and €700 are required for the Domestic Term Loan and European Term Loan, respectively, under the Amended and Restated Senior Credit Facility with the remaining balance due in May 2014. Future quarterly minimum principal payments will be reduced each time a voluntary prepayment occurs. The Amended and Restated Senior Secured Credit Facility allows for voluntary prepayments under specified conditions and requires mandatory prepayments and commitment reductions upon the occurrence of certain events, including among others, sale of assets, receipt of insurance or condemnation proceeds, excess cash flow and issuances of debt and equity securities.

During the three months ended March 31, 2008, the Company made a voluntary principal prepayment of €4,500 on the European Term Loan. For the quarter ending March 31, 2008, the quarterly minimum European Term Loan principal payments decreased from €693 to €680 as a result of the voluntary principal prepayment.  The quarterly minimum Domestic Term Loan principal payments remained at $551. The increase in the European term loan balance is due entirely to foreign currency fluctuations. For the nine months ended March 31, 2008 the cumulative principal payments on the European Term Loan and Domestic Term Loan were $11,766 (€8,073) and $10,177, respectively.

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

Future Minimum Principal Payments — Future minimum principal payments for the next five fiscal years ended June 30 are as follows:

2008 (remaining 3 months)	$1,624
2009	6,497
2010	6,497
2011	6,497
2012	6,497
Thereafter	619,904

Total	$647,516

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

The Company adopted SFAS 123(R) using the prospective transition method. Under this method, SFAS 123(R) is applied to new awards and to awards modified, repurchased or cancelled after the adoption date of July 1, 2006. Compensation cost that was previously recorded under Accounting Principles Board (“APB”) Opinion No. 25 for awards outstanding at the adoption date, such as unvested options, will continue to be recognized as the options vest. Accordingly, for the three months ended March 31, 2008, stock-based compensation expense includes compensation cost related to estimated fair values of awards granted after the date of adoption of SFAS 123(R) and compensation costs related to unvested awards at the date of adoption based on the intrinsic values as previously recorded under APB Opinion No. 25.

The fair value of stock and options awards granted after July 1, 2006 is estimated on the grant date using the Black-Scholes option valuation model. This valuation model for stock-based compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation including the expected term (weighted average period of time that the shares and options granted are expected to be outstanding), the volatility of the Company’s common shares, an assumed risk free interest rate and the estimated forfeitures of unvested share awards. No compensation cost is recorded for awards that do not vest. For awards granted after July 1, 2006 and valued in accordance with SFAS 123(R), the Company used the straight-line method for expense attribution. Expected volatilities utilized in the model are based on a combination of implied market volatilities, historical volatility of the Company’s stock price and other factors. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant.

Stock-based compensation expense of $1,732 and $3,373 was recognized in net income for the three and nine months ended March 31, 2008, respectively. For the three and nine months ended March 31, 2007, the Company recognized stock-based compensation of $208 and $552, respectively.

As of March 31, 2008, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock awards amounted to $9,572, which will be amortized over a weighted average period of 3.3 years.

The fair value for stock-based awards was estimated at the date of grant with the following assumptions: a risk-free interest rate of 4.5%; a dividend yield of 0.0%; a weighted average volatility factor of 32.8%; a weighted average expected life of 6.1 years; and an exercise price, determined on the date of each grant, ranging from $16.00 to $24.83 per share for the May 2007 through March 2008 grants, respectively.

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

For the three and nine months ended March 31, 2008, the Company granted the right to purchase 81,281 and 120,581 restricted common stock/units, respectively. Summarized information about restricted common stock is as follows:

	Number of restricted common stock / units	Purchase price per common stock / unit	Fair value per common stock / unit	Total compensation expense to be recognized over vesting period
Outstanding at June 30, 2007	980,167			$7,572
Granted	120,581	$0.01	$23.64	$2,850
Cancellations	(87,083)	$0.27	$7.72	$(672)
Outstanding at March 31, 2008	1,013,665			$9,750

During the three and nine months ended March 31, 2008, the Company recorded $1,481 and $2,831, respectively, as an expense related to these rights. The remaining portion of the expense of $6,083 is expected to be recognized over the weighted average vesting period of 3.1 years.

Stock Options — Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s common stock on the date of grant. Stock options are issued pursuant to a vesting schedule, generally vest ratably over four years and have a term of 10 years. Compensation expense for stock options is recognized over the requisite service period for each separately vesting portion of the stock option award. The aggregate fair value of total stock options outstanding at March 31, 2008 was $4,660.

During the quarter ended March 31, 2008, the Company granted 119,200 options to its employees to purchase common stock at a grant price, determined on each respective grant date, ranging from $23.37 to $24.14 per share and having fair values ranging form $9.65 to $9.93 per share. Summarized information about stock options outstanding at March 31, 2008 is as follows:

	Number of Options	Weighted Average Price	Weighted Average Remaining Contractual Term (years)	Weighted Average Fair Value
Outstanding at June 30, 2007	423,600	$16.00	9.9	$2,808
Granted	247,400	$22.74	9.7	2,324
Exercised	—	—	—	—
Forfeited	(67,000)	$17.00	9.2	(472)
Outstanding at March 31, 2008	604,000	$18.65	9.3	$4,660

The stock-based compensation expense related to stock options included in net income was $251 and $542 for the three and nine months ended March 31, 2008, respectively. The estimated total remaining compensation of $3,489, including estimated forfeitures, is expected to be recognized over the remaining vesting period of 3.5 years.

Employee Stock Purchase Plan — The Company offers an Employee Stock Purchase Plan (“the ESPP”) that allows eligible employees to purchase shares of common stock at a price equal to 95% of the lower of the fair market value of the common stock at the beginning of the offering period and the end of the offering period. Compensation expense for the employee stock purchase plan is recognized on a straight-line basis over the offering period. Each offering period has a six-month term, which runs either from January 1 to June 30 or from July 1 to December 31. For the three months ended March 31, 2008 the Company recorded compensation expense of $59. During the quarter ended March 31, 2008 the Company issued 5,861 shares under the ESPP, representing approximately $106 in employee contributions accumulated from the prior quarter, which were used to purchase shares in January 2008.

Pension Plans   The Company’s foreign subsidiaries sponsor various defined benefit plans and individual defined benefit arrangements covering certain eligible employees. The benefits under these pension plans are based on years of service and compensation levels. Funding is limited to statutory requirements. The measurement date for all defined benefit plans was June 30, 2007.

The components of net pension expense were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Service cost — benefits earned during the period	$876	$300	$2,470	$900
Interest cost on projected benefits	875	400	2,453	1,200
Expected return on plan assets	(799)	(300)	(2,240)	(1,000)
	$952	$400	$2,683	$1,100

9.                      PROVISION FOR INCOME TAXES

The Company recorded an income tax provision of $2,699 and $7,641 for the three and nine months ended March 31, 2008, respectively, and $1,327 and $3,444 for the three and nine months ended March 31, 2007, respectively.  The expected tax provision derived from applying the federal statutory rate to the Company’s income before income taxes for nine months ended March 31, 2008, differed from the Company's recorded income tax provision primarily due to lower foreign income tax rates reducing the effective tax rate, offset by certain withholding tax liabilities and valuation allowances on certain subsidiary losses that do not meet the more-likely-than not standard of realizability of those deferred tax assets. The Company’s tax provision for the remainder of fiscal year 2008 continues to heavily depend on the jurisdictional mix of pretax earnings, our actual and forecasted profitability, establishment of valuation allowances in certain jurisdictions and varying jurisdictional income tax rates that are applied to related earnings.

FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company recorded a $1,027 cumulative credit adjustment to decrease accumulated deficit as a result of the adoption as of July 1, 2007.

As of the Company’s FIN 48 adoption date of July 1, 2007, the Company had gross unrecognized tax benefits of $8,387. The total amount of tax benefits, if recognized, that would affect the effective tax rate upon subsequent realization as a result of valuation allowance, application of local tax laws and purchase price accounting is $234.  The Company’s continuing practice is to recognize interest and penalties related to income tax matters as a component of income tax expense. As of the date of adoption, the Company had accrued $30 for interest and penalties related to uncertain tax positions and unrecognized tax benefits.

According to the acquisition agreement dated February 8, 2006 between ADP and Solera, ADP has indemnified all tax liabilities related to the pre-acquisition period (i.e. prior to April 13, 2006) attributable to the acquired “Claims Services Group.”  The Company is liable for any tax assessments for the post-acquisition periods for its U.S. and foreign jurisdictions.  The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.

10.               COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income for the three and nine months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Net income (loss)	$7,308	$(9,751)	$22,171	$(39,618)
Other Comprehensive income (loss):
Foreign currency translation adjustments	30,231	540	62,533	2,375
Unrealized net gain (loss) on derivative instruments	(8,289)	—	(17,925)	—

Comprehensive income (loss)	$29,250	$(9,211)	$66,779	$(37,243)

Subsequent to issuance of the Company’s condensed consolidated financial statements included in its reports on Form 10-Q for the quarters ended September 30, 2007 and December 31, 2007, the Company determined that dividends and preferred unit accretion were incorrectly included in the determination of comprehensive loss for the three months ended September 30, 2006, and for the three and six months ended December 31, 2006.  The following tables set forth the Company’s comprehensive income (loss) for the three months ended September 30, 2007 and 2006 and for the three and six months ended December 31, 2007 and 2006, along with a summary of the corrections for the above-mentioned errors in the periods ended September 30, 2006, and December 31, 2006.

	Three months ended September 30
	2007	2006	2006
		(As previously Reported)	(As corrected)
Net income (loss)	$3,854	$(22,081)	$(17,890)
Other comprehensive income (loss):
Foreign currency translation adjustments	23,917	(417)	(417)
Unrealized net loss on derivative instruments	(5,439)	—	—
Comprehensive income (loss)	$22,332	$(22,498)	$(18,307)

	Three Months Ended December 31			Six Months Ended December 31
	2007	2006	2006	2007	2006	2006
		(As previously Reported)	(As corrected)		(As previously Reported)	(As corrected)
Net income (loss)	$11,009	$(16,253)	$(11,977)	$14,863	$(38,334)	$(29,867)
Other comprehensive income (loss):
Foreign currency translation adjustments	8,386	2,252	2,252	32,302	1,835	1,835
Unrealized net loss on derivative instruments	(4,197)	—	—	(9,637)	—	—
Comprehensive income (loss)	$15,198	$(14,001)	$(9,725)	$37,528	$(36,499)	$(28,032)

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

	EMEA	Americas	Corporate	Total
Three Months Ended March 31, 2007
Revenues	$72,342	$49,359	$—	$121,701
Income (loss) before income taxes and minority interest	15,415	242	(22,747)	(7,090)
Assets	897,546	319,383	44,682	1,261,611
Capital expenditures	1,636	6,293	—	7,929
Depreciation and amortization	14,491	11,673	—	26,164
Interest expense	5	105	18,765	18,875
Other (income) expense — net	(520)	175	54	(291)

Three Months Ended March 31, 2008
Revenues	$85,969	$52,080	$—	$138,049
Income (loss) before income taxes and minority interest	26,828	8,316	(23,224)	11,920
Assets	1,027,887	307,191	20,053	1,355,131
Capital expenditures	2,405	1,744	—	4,149
Depreciation and amortization	14,637	9,397	—	24,034
Interest expense	14	79	11,313	11,406
Other (income) expense — net	(1,979)	231	1,185	(563)

	EMEA	Americas	Corporate	Total
Nine Months Ended March 31, 2007
Revenues	$206,320	$143,100	$—	$349,420
Income (loss) before income taxes and minority interest	34,215	2,239	(69,767)	(33,313)
Assets	897,546	319,383	44,682	1,261,611
Capital expenditures	5,220	18,192	—	23,412
Depreciation and amortization	43,256	33,963	—	77,219
Interest expense	13	194	55,084	55,291
Other (income) expense — net	(2,091)	(85)	4,148	1,972

Nine Months Ended March 31, 2008
Revenues	$241,300	$153,020	$—	$394,320
Income (loss) before income taxes and minority interest	71,018	21,451	(57,858)	34,611
Assets	1,027,887	307,191	20,053	1,355,131
Capital expenditures	6,164	7,742	—	13,906
Depreciation and amortization	41,747	28,140	—	69,887
Interest expense	42	235	34,011	34,288
Other (income) expense — net	(5,032)	(974)	(322)	(6,328)

The Company conducts its sales, marketing and customer service activities throughout the world. Geographic revenue information is based on the location of the customer. No single country other than the United States, the Netherlands, the United Kingdom and Germany accounted for 10% or more of total external revenue or of long-lived assets.

	Europe *	United States	The Netherlands	United Kingdom	Germany	All Other	Total
Three Months Ended March 31, 2007
Revenues	$28,512	$38,036	$13,944	$13,850	$11,704	$15,655	$121,701
Property and equipment — net	3,556	27,246	347	6,792	8,053	4,941	50,935

Three Months Ended March 31, 2008
Revenues	$36,689	$37,504	$16,187	$15,132	$12,884	$19,653	$138,049
Property and equipment — net	4,326	23,538	346	9,245	9,145	4,440	51,040

	Europe *	United States	The Netherlands	United Kingdom	Germany	All Other	Total
Nine Months Ended March 31, 2007
Revenues	$80,303	$109,853	$41,954	$37,389	$34,326	$45,595	$349,420
Property and equipment — net	3,556	27,246	347	6,792	8,053	4,941	50,935

Nine Months Ended March 31, 2008
Revenues	$101,044	$110,874	$45,440	$42,410	$37,679	$56,873	$394,320
Property and equipment — net	4,326	23,538	346	9,245	9,145	4,440	51,040

*        Excludes the Netherlands, the United Kingdom and Germany.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are identified by the use of terms and phrases such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend” “may”, “plan”, “predict”, “project” and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements.  These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies and include, but are not limited to, statements about: changes in the amount of our existing unrecongnized tax benefits; our revenue mix; our income taxes; restructuring plans and potential restructuring charges and their impact on our revenues; our operating expense growth and operating expenses as a percentage of our revenues; stability of our development and programming costs; growth of our selling, general and administrative expenses; decrease of total depreciation and amortization  expense; decrease in interest expense and possible impact of future foreign currency fluctuatons; our use of cash and liquidity position going forward; and cash needs to service our debt.

Actual results could differ materially from those projected, implied or anticipated by our forward-looking statements. Some of the factors that could cause actual results to differ include: our reliance on a limited number of customers for a substantial portion of our revenues; effects of competition on our software and service pricing and our business; unpredictability and volatility of our operating results, which includes the volatility associated with foreign currency exchange risks; our ability to increase market share, successfully introduce new software and services and expand our operations to new geographic locations; time and expenses associated with customers switching from competitive software and services to our software and services; rapid technology changes in our industry; effects of changes in or violations by us or our customers of government regulations; costs and possible future losses or impairments relating to our 2006 acquisition of the Claims Services Group from Automatic Data Processing, Inc.; use of cash to service our debt; country-specific risks associated with operating in multiple countries; and other factors that are described from time to time in our periodic filings with the Securities and Exchange Commission (“SEC”), including those set forth in this filing in Part II, Item 1A – “Risk Factors”.

All forward-looking statements are qualified in their entirety by this cautionary statement, and we undertake no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the 2007 Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K filed with the SEC on September 17, 2007.  You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q.

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three and nine month periods ended March 31, 2008 are not necessarily indicative of the results that may be expected for any future period.

Overview of the Business

We are an integrated group of leading automotive claims solutions companies providing software and services to the automobile insurance claims processing industry. Our customers include more than 900 automobile insurance companies, including each of the ten largest automobile insurance companies in Europe and at least nine of the ten largest automobile insurance companies in North America. We also provide our software and services to over 33,000 collision repair facilities, 7,000 independent assessors and 3,000 automotive recyclers. Our software and services help our customers: estimate the costs to repair damaged vehicles; determine pre-collision fair market values for vehicles damaged beyond repair; automate steps of the claims process; outsource steps of the claims process that insurance companies have historically performed internally; and improve their ability to monitor and manage their businesses through data reporting and analysis. We are active in over fifty countries and derive most of our revenues from our estimating and workflow software.

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

Prior to the Acquisition, our business was operated as CSG, a business unit of ADP. As a result, the combined financial information of CSG, which is included  in our 2007 Annual Report on Form 10-K, is presented on a carve-out basis and reflects the assets, liabilities, revenues and expenses that were attributed or allocated to it as a business unit of ADP. The historical financial results in the combined financial statements may not be indicative of the results that would have been achieved had we operated as a stand-alone entity. These combined financial statements include costs for facilities, functions and services used by CSG at ADP sites that it shared with other ADP business units and costs for certain functions and services performed by centralized ADP organizations and directly charged to CSG based on usage. The combined statements of earnings for CSG include allocations of certain expenses of ADP, including general corporate overhead, insurance, stock compensation and pension plans, royalty fees, facilities and other expenses. These allocations were based on a variety of factors.

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

The table below sets forth our revenues by regional operating segment and as a percentage of our total revenues for the periods indicated.

	Three Months Ended March 31,				Nine Months Ended March 31,
($’s in millions)	2008		2007		2008		2007
EMEA	$85.9	62.3%	$72.3	59.4%	$241.3	61.2%	$206.3	59.1%
Americas	52.1	37.7	49.4	40.6	153.0	38.8	143.1	40.9
Total	$138.0	100.0%	$121.7	100.0%	$394.3	100.0%	$349.4	100.0%

Set forth below is our percentage of revenues for the periods presented from each of our principal customer categories:

	Three Months Ended March 31,				Nine Months Ended March 31,
($’s in millions)	2008		2007		2008		2007
Insurance companies	$56.2	40.7%	$51.1	42.0%	$160.3	40.7%	$143.8	41.1%
Collision repair facilities	52.6	38.2	45.1	37.0	149.4	37.9	128.5	36.8
Independent assessors	14.4	10.4	12.0	9.9	41.5	10.5	35.8	10.3
Automotive recyclers and other	14.8	10.7	13.5	11.1	43.1	10.9	41.3	11.8
Total	$138.0	100.0%	$121.7	100.0%	$394.3	100.0%	$349.4	100.0%

For the three and nine months ended March 31, 2008, the United States, the Netherlands and the United Kingdom were the only countries that individually represented more than 10% of total revenues.

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

Minority Interests in Net Income of Consolidated Subsidiaries

Several of our customers own minority interests in certain of our local operating subsidiaries. Minority interests in net income of consolidated subsidiaries reflect such customers’ proportionate interest in the earnings of such operating subsidiaries.

Income Tax Provision

Prior to our corporate reorganization on May 10, 2007, we were a limited liability company and, therefore, we were not subject to entity-level federal income taxation. However, even as a limited liability company, we incurred income taxes on our operations as they were held by taxable entities in the U.S. and in foreign jurisdictions. Prior to our corporate reorganization, our income taxes were payable by our equity holders at rates applicable to them. Following our conversion to a Subchapter C corporation, transactions recorded by us are subject to federal income taxation for which we do not expect a significant impact to our overall income tax liability. Income taxes have been provided for all items included in the consolidated statements of operations included herein, regardless of when such items were reported for tax purposes or when the taxes were actually paid or refunded.

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

The expected tax provision derived from applying the federal statutory rate to our income before income taxes for nine months ended March 31, 2008, differed from our recorded income tax provision primarily due to lower foreign income tax rates reducing the effective tax rate, offset by certain withholding tax liabilities and valuation allowances on certain subsidiary losses which do not meet the more-likely-than not standard of realizability of those deferred tax assets. Our tax provision for the remainder of fiscal year 2008 continues to heavily depend on the jurisdictional mix of pretax earnings, our actual and forecasted profitability, establishment of valuation allowances in certain jurisdictions, and varying jurisdictional income tax rates that are applied to related earnings.

Factors Affecting Our Operating Results

Overview.  The automobile insurance claims processing industry is influenced by growth and trends in the automobile insurance industry. Demand for our software and services is generally related to automobile usage and the penetration of automobile insurance in our markets. A large portion of our operating costs are fixed, and we generate a large percentage of our revenues from periodic-and transaction-based fees related to software and ongoing claims processing services.

Our operating results are and will be influenced by a variety of factors, including:

•   gain and loss of customers;

•   pricing pressures;

•   expansions into new markets, which require us to incur costs prior to generating revenues;

•   expenses to develop new software or services;

•   restructuring charges related to efficiency initiatives;

•   the Acquisition in April 2006, including the debt we incurred;

•   our corporate reorganization and the refinancing transactions; and

•   fluctuations in foreign currency exchange rates.

Foreign currency.  During the three months ended March 31, 2008, we generated approximately 72% of our revenues and incurred a majority of our costs in currencies other than the U.S. dollar, primarily the Euro. We currently do not hedge our exposure to foreign currency risks except for the foreign exchange option noted below. In our historical financial statements, we re-measure our local currency financial results in U.S. dollars based on average exchange rates prevailing during a reporting period or the exchange rate at the end of that period. These re-measurements resulted in foreign currency translation adjustments of $30.2 million and $62.5 million for the three and nine months ended March 31, 2008 recorded as a component of Accumulated other comprehensive income in Stockholders’ equity.  Foreign currency (losses) gains flowing through our consolidated statement of operations for the three and nine months ended March 31, 2008 were ($0.2) million and $2.8 million, respectively.

In February 2006, we entered into a foreign exchange option that gave us the right to call $200.0 million in U.S. dollars at a strike price of €1.1646 per U.S. dollar at any time up to February 8, 2011. We paid approximately $7.9 million for this option. The fair value of this option was approximately $1.7 million as of March 31, 2008 and $1.0 million as of June 30, 2007 and was recorded in Other assets in our condensed consolidated balance sheet. (Decreases) increases in fair value of approximately ($0.2) million and $0.7 million, due to increased volatility in spot rates and changes in interest rates, were recognized in other income in the statement of operations during the three and nine months ended March 31, 2008, respectively.

Non-cash charges.  On July 25, 2006, November 8, 2006 and January 26, 2007, we granted the right to purchase Class A common units of Solera Holdings, LLC to certain employees. Under these and other arrangements, we issued an aggregate of 625,429 Class A common units to 20 of our employees for $0.2 million in January 2007 and an aggregate of 50,000 Class A common units to two of our employees for $15,000 in February 2007. In May 2007, we issued restricted stock units covering an aggregate of 304,730 shares and 428,400 stock options to certain of our employees. We expect to incur a pre-tax, non-cash charge of approximately $10.6 million in connection with these issuances, expensed ratably over vesting periods of up to 60 months. During the three months ended March 31, 2008 we issued restricted stock units covering an aggregate of 81,281 shares and 119,200 stock options to certain of our employees, including 12,081 restricted stock units granted to our board of directors. During the nine months ended March 31, 2008, we issued restricted stock units covering an aggregate of 120,581 shares and 247,400 stock options to certain of our employees. We expect to incur a pre-tax, non-cash charge of approximately $4.7 million in connection with these issuances expensed ratably over vesting periods of up to 48 months. During the three and nine months ended March 31, 2008, we recognized approximately $1.7 million and $3.4 million, respectively, as stock-based compensation expense.

Restructuring charges.  We have incurred restructuring charges in each period presented and also expect to incur additional restructuring charges, primarily relating to severance costs, over the next several quarters as we work to improve efficiencies in our business. We are currently evaluating several plans that would eliminate redundant personnel in each of our segments, as well as reduce our need for certain facilities. If all of these plans were to be executed upon, we would expect to incur restructuring charges over the next twelve months. These potential charges, consisting primarily of termination benefits, will reduce our cash balances. We do not expect reduced revenues or an increase in other expenses as a result of any of these restructuring plans.

Results of Operations

The table below sets forth statement of operations data expressed as a percentage of revenues for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
Operating expenses	23.7	29.0	24.9	29.4
Systems development and programming costs	11.9	13.2	12.4	13.7
Total cost of revenues (excluding depreciation and amortization)	35.6	42.2	37.3	43.1

Selling, general & administrative expenses	29.6	26.1	28.4	27.4
Depreciation and amortization	17.4	21.5	17.7	22.1
Restructuring charges	0.8	0.8	0.7	0.5
Interest expense	8.3	15.5	8.7	15.8
Other (income) expense - net	(0.4)	(0.3)	(1.6)	0.6
	55.7	63.6	53.9	66.4

Income (loss) before provision for income taxes and minority interests	8.7	(5.8)	8.8	(9.5)

Income tax provision	2.0	1.1	2.0	1.0

Minority interest in net income of consolidated subsidiaries	1.4	1.1	1.2	0.8

Net income (loss)	5.3%	(8.0)%	5.6%	(11.3)%

The table below sets forth statement of operations data, including the amount and percentage changes for the periods indicated:

	Three Months Ended March 31,				Nine Months Ended March 31,
($’s in millions)	2008	2007	Change		2008	2007	Change
			$	%			$	%
Revenues	$138.0	$121.7	$16.3	13.4%	$394.3	$349.4	$44.9	12.8%

Cost of revenues:
Operating expenses	32.8	35.3	(2.5)	(7.1)%	98.1	102.8	(4.7)	(4.6)%
Systems development and programming costs	16.4	16.1	0.3	2.1%	49.0	48.0	1.0	2.0%
Total cost of revenues (excluding depreciation and amortization)	49.2	51.4	(2.2)	(4.2)%	147.1	150.8	(3.7)	(2.5)%

Selling, general & administrative expenses	40.9	31.7	9.2	28.8%	111.9	95.6	16.3	17.1%
Depreciation and amortization	24.0	26.2	(2.2)	(8.1)%	69.9	77.2	(7.3)	(9.5)%
Restructuring charges	1.2	0.9	0.3	25.7%	2.8	1.8	1.0	57.1%
Interest expense	11.4	18.9	(7.5)	(39.6)%	34.3	55.3	(21.0)	(38.0)%
Other (income) expense - net	(0.6)	(0.3)	(0.3)	93.4%	(6.3)	2.0	(8.3)	(420.9)%
	76.9	77.4	(0.5)	(0.6)%	212.6	231.9	(19.3)	(8.3)%

Net income (loss) before provision for income taxes and minority interest	11.9	(7.1)	19.0	268.1%	34.6	(33.3)	67.9	203.9%

Income tax provision	2.7	1.3	1.4	103.4%	7.6	3.4	4.2	121.9%

Minority interest in net income of consolidated subsidiaries	1.9	1.4	0.5	43.5%	4.8	2.9	1.9	67.7%

Net income (loss)	$7.3	$(9.8)	$17.1	174.9%	$22.2	$(39.6)	$61.8	156.0%

Revenues

Revenues increased $16.3 million and $44.9 million for the three and nine months ended March 31, 2008, respectively, compared to the three and nine months ended March 31, 2007, due to higher revenues in both our EMEA and Americas segments. The EMEA revenues for the three months ended March, 31, 2008 increased $13.6 million, or 18.8%, to $85.9 million due to an increase in the value of the Euro and several other European currencies versus the U.S. dollar and growth in transaction and subscription revenues in several countries from both existing and new customers. EMEA revenues for the nine months ended March 31, 2008 increased $35.0 million, or 17.0%, to $241.3 million for the same reasons noted above. The Americas revenues for the three months ended March, 31, 2008 increased $2.7 million, or 5.5%, to $52.1 million due to growth in transaction and subscription revenues in the U.S., Canada, Brazil and Mexico, partially offset by the prior year’s loss of several significant U.S. insurance customer contracts. The Americas revenues for the nine months ended March 31, 2008 increased $9.9 million, or 6.9%, to $153.0 million for the same reasons noted above. The Americas revenues for the three and nine months ended March, 31, 2007 included $2.2 million and $5.4 million of revenues, respectively, from a shared services contract that terminated in April 2007. Revenue growth for each of our customer categories was as follows:

	Three Months Ended March 31, 2008		Nine Months Ended March 31, 2008
($’s in millions)	Revenue Growth	Percentage Change	Revenue Growth	Percentage Change
Insurance companies	$5.1	10.0%	$16.5	11.5%
Collision repair facilities	7.5	16.6%	20.9	16.3%
Independent assessors	2.4	19.7%	5.7	15.9%
Automotive recyclers and other	1.3	10.1%	1.8	4.3%
Total	$16.3	13.4%	$44.9	12.8%

Operating Expenses

 For the three months ended March 31, 2008, compared to the same prior year period, operating expenses decreased $2.5 million, or 7.1%, due to a $2.9 million reduction in operating expenses in our Americas segment offset by a $0.4 million increase in our EMEA segment. The lower Americas costs were due to decreases in personnel costs, third party fulfillment expenses, third party licensing fees and equipment expenses.  The EMEA increase was due primarily to licensing fees and personnel costs partially offset by lower equipment expenses.

For the nine months ended March 31, 2008, compared to the same prior year period, operating expenses decreased $4.7 million, or 4.6%, due to a $5.0 million reduction in operating expenses in our Americas segment offset by a $0.3 million increase in our EMEA segment. The lower Americas costs were due to decreases in personnel costs, third party licensing fees and third party fulfillment expenses.  The EMEA increase was primarily due to increases in personnel costs.

We continually evaluate our operating costs in order to identify inefficiencies and eliminate unnecessary costs. We anticipate that, although our operating expenses may increase, they will decline as a percentage of revenues over the next several quarters.

Systems Development and Programming Costs

 For the three months ended March 31, 2008, compared to the same prior year period, systems development and programming costs increased $0.3 million, or 2.1%, due to a $0.8 million increase in our EMEA segment offset by a $0.5 million decrease in costs in our Americas segment. The EMEA increase was due primarily to personnel costs and consulting expenses. The decreased costs in our Americas segment were due to a decrease in personnel costs partially offset by an increase in consulting fees.

For the nine months ended March 31, 2008, compared to the same prior year period, systems development and programming costs increased $1.0 million, or 2.0%, due to a $0.6 million increase in costs in our Americas segment and $0.4 million increase in our EMEA segment. The increased costs in our Americas segment were due to an increase in consulting fees of $0.5 million and a net increase in personnel costs due primarily to a reduction in the amount of internal use software development costs we capitalized.  For the nine months ended March 31, 2008, the Americas capitalized $0.7 million less for the development of internal use software compared to the same nine month period in 2007. The increased costs in our EMEA segment were due to an increase in consulting expenses, partially offset by lower personnel costs, and an increase in the amount of internal use software development costs we capitalized.

Our systems development and programming costs fluctuate throughout the year based upon the levels and timing of product releases. We expect our systems development and programming costs to remain relatively stable over the next several quarters.

Selling, General and Administrative Expenses

  For the three months ended March 31, 2008, compared to the same prior year period, selling, general and administrative expenses increased $9.2 million, or 28.8%, due to an increase in costs of $7.0 million in our Corporate segment, an increase of $2.3 million in our EMEA segment and a decrease in costs of $0.1 million in our Americas segment. The increased expenses in our Corporate segment were due to a $2.4 million increase in consulting fees for our first year Sarbanes-Oxley efforts, a $1.5 million increase in stock-based compensation expense, an increase in personnel costs, including travel and recruiting fees of $1.3 million, an increase of $1.4 million in professional fees, including tax services, and an increase of $0.4 million in other administrative and insurance expenses.  The increased costs in our EMEA segment were due to a $1.9 million increase in personnel costs as well as increases in facilities expenses and advertising. The decreased costs in our Americas segment were due to decreases in facilities, marketing and administrative expenses, offset by an increase in personal costs.

For the nine months ended March 31, 2008, compared to the same prior year period, selling, general and administrative expenses increased $16.3 million, or 17.1%, due to an increase in costs of $12.6 million in our Corporate segment, an increase of $2.2 million in our EMEA segment and an increase of $1.5 million in our Americas segment. The increase in expenses in our Corporate segment were due to a $4.1 million increase in consulting fees for our first year Sarbanes-Oxley efforts, a $2.8 million increase in stock-based compensation expense, a $3.3 million increase in personnel costs, including travel and recruiting fees, a $1.5 million increase in professional fees, including tax services, and a $0.9 million increase in other administrative expenses, including corporate insurance. The increased costs in our Americas segment were due primarily to an increase in personnel costs.

We expect these expenses to continue to increase as we incur additional costs associated with being a public company and as we continue to expand our business into new markets.

Depreciation and Amortization

Depreciation and amortization decreased by $2.2 million and $7.3 million for the three and nine months ended March 31, 2008, respectively, compared to the same prior year periods due primarily to lower intangibles amortization expense resulting from the Acquisition. We amortize these intangible assets on an accelerated basis to reflect the pattern in which economic benefits of the intangible assets are consumed. Although we expect to experience significant depreciation and amortization in the future as we amortize intangible assets purchased in the Acquisition, we anticipate that the amount of total depreciation and amortization expense will continue to decline over the next several years.

Restructuring Charges

 Restructuring charges of $1.2 million and $2.8 million for the three and nine months ended March 31, 2008, respectively,  were incurred as a result of operational reviews conducted after the Acquisition and relate almost entirely to one-time termination benefits and facilities consolidation costs. During the quarter the Company began a new plan, Americas 2008, which will focus on creating a more efficient and flexible employee work force across the Americas segment. We expect to incur additional restructuring charges, relating primarily to severance costs, over the next several quarters as we work to improve efficiencies in our business.

Interest Expense

   Interest expense decreased $7.5 million and $21.0 million for the three and nine month periods ended March 31, 2008, respectively, compared to the same prior year periods due to lower borrowings under our credit facilities, which were in part due to the refinancing transactions completed on May 16, 2007 in conjunction with our initial public offering. We expect that our annual interest expense will continue to decrease as we repay outstanding indebtedness. The decrease in interest expense may be partially offset by future foreign currency fluctuations.

Other (Income) Expense-Net

  Other (income) increased $0.3 million to ($0.6) million from ($0.3) million for the three months ended March 31, 2008 compared to the same period last year. This increase was due to foreign currency gains. For the nine months ended March 31, 2008 compared to the same period last year, Other (income) expense increased $8.3 million to ($6.3) from $2.0 million due to foreign currency gains of $2.8 million, an increase in net realized and unrealized gains on our derivative instruments and increased interest income.

Income Tax Provision

We recorded an income tax provision of $2.7 million and $1.3 million for the three months ended March 31, 2008 and 2007, respectively.  For the nine month ended March 31, 2008 and 2007, we recorded an income tax provision of $7.6 million and $3.4 million, respectively. Factors that impact our income tax provision include (but are not limited to) the mix of jurisdictional earnings, establishment of valuation allowances in certain jurisdictions and varying jurisdictional income tax rates that are applied to related earnings.

Liquidity and Capital Resources

Prior to the Acquisition, our predecessor’s principal sources of liquidity were capital contributions from ADP and cash generated from operations. Since the Acquisition, our principal sources of cash have included cash generated from operations and bank borrowings. Our principal uses of cash have included debt service, capital expenditures and working capital. We expect that these will remain our principal uses of cash; however, in the future they may include acquisitions.

We believe that cash flow from operating activities and borrowings under our amended and restated senior credit facility will be sufficient to fund currently anticipated working capital, planned capital spending and debt service requirements for the foreseeable future, including at least the next twelve months. We regularly review acquisition and other strategic opportunities, which may require additional debt or equity financing. We currently do not have any significant pending agreements with respect to any acquisition or other strategic opportunity.

Cash and Cash Equivalents

As of March 31, 2008, we had cash and cash equivalents of $139.1 million. We fund our operations, working capital and capital expenditures with our cash on hand and short-term borrowings under our credit facility. Our cash on hand and short-term borrowings vary significantly based on our cash flows as set forth below.

Cash Flows

The following summarizes our primary sources and uses of cash in the periods presented:

	Nine Months Ended March 31,
($’s in millions)	2008	2007
Operating activities	$80.7	$41.3
Investing activities	$(14.2)	$(37.7)
Financing activities	$(34.2)	$3.0

Operating activities.   Cash provided by operating activities was $80.7 million and $41.3 million during the nine months ended March 31, 2008 and 2007, respectively. The increase in cash provided by operating activities for the nine months ended March 31, 2008 was primarily the result of a $61.8 million increase in net income compared with the nine months ended March 31, 2007, offset by reductions in operating assets and liabilities. For the nine months ended March 31, 2008, the non-cash adjustments included reductions in depreciation and amortization and changes in the fair value of a financial instrument. The change in operating assets and liabilities was a net reduction of $16.2 million from the nine months ended March 31, 2007 due primarily to reductions in accrued expenses, accounts payable and accounts receivable.

Investing activities.  Cash used in investing activities for the nine months ended March 31, 2008 and 2007 were $14.2 million and $37.7 million, respectively.  Capital expenditures, consisting of computers, computer software, leasehold improvements and furniture and fixtures, were $13.9 million and $23.4 million for the nine months ended March 31, 2008 and 2007, respectively. During the nine months ended March 31, 2007, we made a final working capital payment of $13.2 million as part of the Acquisition.

Financing activities.   Cash (used in) provided by financing activities for the nine months ended March 31, 2008 and 2007 was ($34.2) million and $3.0 million, respectively.  For the nine months ended March 31, 2008, we paid $21.9 million and $8.5 million, respectively, on our long-term debt and revolving credit facility. During the three months ended March 31, 2008, the long-term debt payments included voluntary principal payments of €4.5 million on the European Term Loan.

Amended and Restated Senior Credit Facility

In connection with our initial public offering, we entered into an amended and restated senior credit facility. Our amended and restated senior credit facility consists of a $50.0 million revolving credit facility, a $230.0 million domestic term loan and a €280.0 million European term loan. As of March 31, 2008, we had $0.0 million, $219.2 million and $428.3 million (€271.2 million) in outstanding loans under the revolving credit facility, domestic term loan and European term loan, respectively, with interest rates of 7.75%, 4.875% and 6.625%, respectively. The amended and restated senior credit facility contains a leverage ratio, which is applicable to only the revolving loans and applies only if at least $10.0 million of revolving loans, including outstanding letters of credit, are outstanding for at least 10 days during the prior fiscal quarter.

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

Critical Accounting Policies and Estimates

The accompanying condensed consolidated financial statements of Solera Holdings, Inc. have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in those financial statements. On an ongoing basis, we evaluate estimates. We base our estimates on historical experiences and assumptions which we believe to be reasonable under the circumstances. Those estimates form the basis for our judgments that affect the amounts reported in the financial statements. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 to our audited Consolidated Financial Statements for the fiscal year ended June 30, 2007 and our critical accounting policies are more fully described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each of which were included in our Annual Report on Form 10-K filed with the SEC on September 17, 2007. As of May 13, 2008, there have not been any significant changes in our critical accounting policies and estimates.

Recent Accounting Pronouncements

Recent accounting pronouncements are detailed in Note 2 to our condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

Available Information

Our internet website address is www.solerainc.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act will be available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Our website and the information contained or incorporated therein are not intended to be incorporated into this report.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk when we enter into either a purchase or sale transaction using a currency other than our functional currency. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our consolidated financial statements. Exchange rates between these currencies and U.S. dollars have fluctuated significantly over the last few years and may continue to do so in the future. A substantial portion of our revenues and costs are denominated in or effectively indexed to U.S. dollars, but the majority of our revenues and costs are denominated in Euros, British pounds, Swiss francs, Canadian dollars and other currencies. Historically, we have not undertaken hedging strategies to minimize the effect of currency fluctuations on our results of operations and financial condition; however, we may decide this is necessary in the future. A hypothetical 1% increase or decrease in each of our foreign currencies versus the U.S. dollar would have resulted in a $0.9 million change to our revenue for the three month period ended March 31, 2008 and a $3.8 million change to revenue on an annualized basis.

Interest Rate Risk

We are exposed to interest rate risks primarily through borrowings under our revolving loan arrangement and term loans. Interest on these borrowings is based upon variable interest rates. Our weighted-average borrowings outstanding under the revolving loan arrangement and term loans during the three months ended March 31, 2008 was $639.4 million, and the weighted-average interest rate in effect at March 31, 2008 was 6.7%. Based on the foregoing, a hypothetical 1% increase or decrease in interest rates would have resulted in a $1.6 million change to our interest expense for the three month period ended March 31, 2008 and a $6.0 million change to our interest expense on an annualized basis.

In June 2007, we entered into three USD-based interest rate swaps with notional amounts of $50.0 million, $81.0 million and $75.0 million, each with maturities on June 30, 2011, which require us to pay fixed rates of 5.445%, 5.418% and 5.445%, respectively, and also entered into three Euro-based interest rate swaps with notional amounts of €69.8 million, €50.0 million, and €60.0 million, each with maturities on June 30, 2011, which require us to pay fixed rates of 4.603%, 4.679%, and 4.685%, respectively. These interest rate swaps are designated and documented at their inception as cash flow hedges and are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of Accumulated other comprehensive income/(loss) in stockholders’ equity and reclassified into earnings when the hedged transaction affects earnings. The ineffective portion on these cash flow hedges is recognized in interest expense. The estimated fair value of $15.6 million on U.S. dollar-based swaps and €2.3 million ($3.6 million) on Euro-based swaps was recorded in Other liabilities in the consolidated balance sheet as of March 31, 2008. The change of $17.9 million in the fair value of swaps, net of tax, reflects the effective portion of loss on these hedges and is reported as a component of Accumulated other comprehensive income in stockholders’ equity.

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified under Rule 13a-15 of the Exchange Act and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining adequate internal control over financial reporting.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer determined that disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

There has been no change in internal controls over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

As a normal incident of the business in which we are engaged, various claims, charges and litigation are asserted or commenced against us. We believe that final judgments, if any, which may be rendered against us in current litigation, are adequately reserved for, covered by insurance or would not have a material adverse effect on our financial position. We have from time to time been the subject of allegations that our repair estimating and total loss software and services produced results that favored our insurance company customers. In addition, we are currently one of the defendants in a putative class action lawsuit alleging that we have colluded with our insurance company customers to cause the estimates of vehicle fair market value generated by our total loss estimation products to be unfairly low. We have been named as a third party defendant in a lawsuit by a major insurance company against a Preferred Provider Organization (“PPO”), which was a former customer of our predecessor’s medical claims software products. The PPO has claimed that our predecessor’s failure to properly update its database led or may have led to errors that caused the insurance company to discount their charges, resulting in numerous claims against the insurance company. We have answered the third party complaint denying all of the third party plaintiff’s allegations. We intend to vigorously defend ourselves against the third party plaintiff’s claims and believe this third party complaint is without merit.

Item 1A. Risk Factors.

In addition to the cautionary statement regarding forward-looking statements included above in this Quarterly Report, we also provide the following cautionary discussion of risks and uncertainties relevant to our business. These risks and uncertainties, as well as other factors that we may not be aware of, could cause our actual results to differ materially from expected and historical results and could cause assumptions that underlie our business plans, expections and statements in this Quarterly Report to be inaccurate.

We depend on a limited number of customers for a substantial portion of our revenues, and the loss of, or a significant reduction in volume from, any of these customers would harm our financial results.

We derive a substantial portion of our revenues from sales to large insurance companies. In fiscal 2007, we derived 16.2% of our revenues from our ten largest insurance company customers. The largest three of these customers accounted for 3.6%, 3.0% and 1.8%, respectively, of our revenues during this period. During the nine months ended March 31, 2008, we derived 14.7% of our revenues from our ten largest insurance company customers. The largest three of these customers accounted for 3.1%, 2.5% and 1.6%, respectively, of our revenues during this period. A loss of one or more of these customers would result in a significant decrease in our revenues, including the business generated by collision repair facilities associated with those customers. In fiscal 2007, we lost our principal shared services contract, which accounted for approximately 1.2% of revenue in fiscal 2007. During the quarter ended March 31, 2008, we were notified by a U.S. insurance company customer that it will not renew its contract with us, and we expect this customer to transition to another provider in fiscal year 2009.  This contract accounted for approximately 1.7% and 1.5% of revenue in fiscal 2007 and the nine months ended March 31, 2008, respectively.  Furthermore, many of our arrangements with European customers are terminable by them on short notice or at any time. In addition, disputes with customers may lead to delays in payments to us, terminations of agreements or litigation. Additional terminations or non-renewals of customer contracts or reductions in business from our large customers would harm our business, financial condition and results of operations.

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

In April 2008, CCC Information Services Group Inc. and Mitchell International Inc., our principal competitors in the U.S., announced they have signed an agreement to combine their companies.  If their merger is consummated, the combined company will have a significant market share in the U.S. market for automobile insurance claims processing software and services, which may enable it to implement further price reductions.

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

Some of our current or future competitors may have or develop closer customer relationships, develop stronger brands, have greater access to capital, lower cost structures and/or more attractive system design and operational capabilities than we have. Consolidation within our industry could result in the formation of competitors with substantially greater financial, management or marketing resources than we have, and such competitors could utilize their substantially greater resources and economies of scale in a manner that affects our ability to compete in the relevant market or markets.  For example, CCC Information Services and Mitchell International Inc. recently announced that they have signed an agreement to combine their companies.  If their merger is consummated, the combined company will have a significant market share in the U.S. market.  As a result of consolidation, our competitors may be able to adapt more quickly to new technologies and customer needs, devote greater resources to promoting or selling their products and services, initiate and withstand substantial price competition, hire away our key employees, change or limit access to key information and systems, take advantage of acquisition or other strategic opportunities more readily and develop and expand their product and service offerings more quickly than we can. In addition, our competitors may form strategic or exclusive relationships with each other and with other companies in attempts to compete more successfully against us. These relationships may increase our competitors’ ability, relative to ours, to address customer needs with their software and service offerings, which may enable them to rapidly increase their market share.

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

Our insurance company customers are subject to extensive government regulations, mainly at the state level in the U.S. and at the country level in our non-U.S. markets. Some of these regulations relate directly to our software and services, including regulations governing the use of total loss and estimating software. If our insurance company customers fail to comply with new or existing insurance regulations, including those applicable to our software and services, they could lose their certifications to provide insurance and/or reduce their usage of our software and services, either of which would reduce our revenues. Also, we are subject to direct regulation in some markets, and our failure to comply with these regulations could significantly reduce our revenues or subject us to government sanctions. In addition, future regulations could force us to implement costly changes to our software and/or databases or have the effect of prohibiting or rendering less valuable one or more of our offerings. Moreover, some states in the U.S. have changed their regulations to permit insurance companies to use book valuations for total loss calculations, making our total loss software potentially less valuable to insurance companies in those states. Some states have adopted total loss regulations, that, among other things, require that insurers use a methodology deemed acceptable to the respective government agency. We submit our methodology to such agencies, and if they do not approve our methodology, we will not be able to perform total loss valuations in their respective states. In addition, some states have considered legislation that would require insurers to use estimates from two independent services to provide total loss calculations for a damaged vehicle and would provide authority to the state insurance commissioner to determine which services qualify as independent. If passed, this legislation may prohibit us from or limit our ability to provide our products and services in those states and/or may have the effect of making our products and services less desirable to our customers. Other states are considering legislation that would limit the data that our software can provide to our insurance company customers. In the event that demand for or our ability to provide our software and services decreases in particular jurisdictions due to regulatory changes, our revenues and margins may decrease.

In addition, the Belgian Competition Department notified us that it has chosen to continue to investigate a complaint relating to estimates generated by our software of the costs to repair damaged vehicles originally brought by a trade association representing collision repair facilities that was withdrawn by the trade association in 2005. Pursuant to European Union competition laws, the Belgian Competition Department has asserted its authority to conduct this investigation as it relates to the Western European region. The South African Competition Commission is investigating a complaint brought by a trade association representing collision repair facilities against the South African Insurance Association, as well as motor vehicle insurers and assessors, relating to estimates generated by our software of the costs to repair damaged vehicles.

Our future operating results may be subject to volatility as a result of exposure to foreign currency exchange risks.

We derive most of our revenues, and incur most of our costs, including a portion of our debt service costs, in currencies other than the U.S. dollar, principally the Euro. We currently do not hedge our exposure to foreign currency risks. In our historical financial statements, we re-measure our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period or the exchange rate at the end of that period. These re-measurements resulted in foreign currency translation adjustments of $4.8 million in fiscal 2007 and $62.5 million in the nine months ended March 31, 2008. Further fluctuations in exchange rates against the U.S. dollar could decrease our revenues, increase our costs and expenses and therefore harm our future operating results.

We have a large amount of goodwill and other intangible assets as a result of the Acquisition. Our earnings will be harmed if we suffer an impairment of our goodwill or other intangible assets.

We have a large amount of goodwill and other intangible assets and are required to perform an annual assessment for possible impairment for accounting purposes. At June 30, 2007 and March 31, 2008, we had goodwill and other intangible assets of $932.2 million and $997.0 million, respectively. If we do not achieve our planned operating results or other factors impair these assets, we may be required to incur a non-cash impairment charge. Any impairment charges in the future will adversely affect our results of operations.

We may incur significant restructuring and severance charges in future periods, which would harm our operating results and cash position or increase debt.

We incurred restructuring charges of $2.9 million in fiscal 2006 (which includes charges incurred by our predecessor), $6.0 million in fiscal 2007 and $2.8 million through the nine months ended March 31, 2008. These charges consist primarily of termination benefits paid or to be paid to employees. As of March 31, 2008, we had remaining liabilities associated with these restructuring charges of $5.7 million. We regularly evaluate our existing operations and capacity, and we expect to incur additional restructuring charges as a result of future personnel reductions, related restructuring and productivity and technology enhancements, which may exceed the levels of our historical charges. We are currently evaluating several plans that, if all implemented, would result in restructuring charges of approximately $7.5 million over the next 12 – 18 months. These potential charges would harm our operating results and significantly reduce our cash position or increase debt.

We have a history of net losses and may not maintain profitability in the future.

For fiscal year 2007, we had a net loss of $80.9 million.  As of March 31, 2008, we had an accumulated deficit of approximately $88.6 million. The quarters ended September 30, 2007, December 31, 2007 and March 31, 2008 were our first profitable quarters since the Acquisition. We will need to maintain or increase revenues and maintain or reduce expenses, which include the amortization of the remaining $353.0 million of intangible assets that we had as of March 31, 2008 and interest expense associated with our indebtedness, to sustain our profitability each quarter.  We cannot assure you that we will remain profitable.  Future decreases in quarterly profitability could reduce our stock price, and future net losses would reduce our stock price.

We have a very limited operating history as a stand-alone company, which may make it difficult to compare our current operating results to prior periods.

Prior to the Acquisition, our predecessor operated as a business unit of ADP. Our predecessor relied on ADP during this period for many of its internal functions, including accounting, tax, payroll, technology and administrative and operational support. We now perform these functions and services with internal resources or through third-party service providers.  If we are unable to effectively perform these services internally or maintain substitute arrangements on terms that are favorable to us, our business, financial condition and results of operations would be adversely affected.

In addition, the historical financial information of our predecessor included in this Quarterly Report on Form 10-Q may not reflect what our results of operations, financial position and cash flows would have been had we operated as a separate stand-alone company without the shared resources of ADP for the periods presented and are not necessarily indicative of our future results of operations, financial position and cash flows. For example, ADP allocated expenses and other centralized operating costs to our predecessor for periods prior to the Acquisition, and the allocated costs included in our predecessor’s historical financial statements could differ from amounts that we would have incurred if we had operated on a stand-alone basis.

We require a significant amount of cash to service our indebtedness, which reduces the cash available to finance our organic growth, make strategic acquisitions and enter into alliances and joint ventures.

We have a significant amount of indebtedness. As of March 31, 2008, our indebtedness, including current maturities, was $647.5 million, and we would have been able to borrow an additional $50.0 million under our amended and restated senior credit facility. During fiscal 2007 and the nine months ended March 31, 2008, our aggregate interest expense was $69.7 million and $34.3 million, respectively, and the cash paid for interest was $66.8 million and $33.7 million, respectively.

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

We believe that our success depends significantly on our ability to provide our customers access to data from many different sources. For example, a substantial portion of the data used in our repair estimating software is derived from parts and repair data provided by, among others, original equipment manufacturers, or OEMs, aftermarket parts suppliers, data aggregators, automobile dealerships and vehicle repair facilities. We obtain much of our data about vehicle parts and components and collision repair labor and costs through license agreements with OEMs, automobile dealers, and other providers. EurotaxGlass’s Group, one of our primary competitors in Europe, provides us with valuation and paint data for use in our European markets pursuant to a similar arrangement, and Mitchell International, one of our primary competitors in the U.S., provides us with vehicle glass data for use in our U.S. markets pursuant to a similar arrangement. Many of the license agreements through which we obtain data are for terms of one year and/or may be terminated without cost to the provider on short notice. If one or more of our licenses are terminated or if we are unable to renew one or more of these licenses on favorable terms or at all, we may be unable to access alternative data sources that would provide comparable information without incurring substantial additional costs. Recently, some OEM sources have indicated to us that they intend to materially increase the licensing costs for their data. While we do not believe that our access to most individual sources of data is material to our operations, prolonged industry-wide price increases or reductions in data availability could make receiving certain data more difficult and could result in significant cost increases, which would materially harm our operating results.

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

As part of our ongoing process improvements efforts, we have and will continue to migrate product and system platforms to next generation platforms, and the risks noted above will be exacerbated by our migration efforts.  Because many of our services play a mission-critical role for our customers, any damage to or failure of the infrastructure we rely on, including those of our customers and vendors, could disrupt our ability to deliver information to and provide services for our customers in a timely manner, which could result in the loss of current and/or potential customers. In addition, we generally indemnify our customers to a limited extent for damages they sustain related to the unavailability of, or errors in, the software and services we provide; therefore, a significant interruption of, or errors in, our software and services could expose us to significant customer liability.

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

We are active in over 50 countries, where we are subject to country-specific risks that could adversely impact our business and results of operations.

In fiscal 2007 and the nine months ended March 31, 2008, we generated approximately 69.0% and 72.0% of our revenues outside the U.S., respectively, and we expect revenues from non-U.S. markets to continue to represent a majority of our total revenues. Business and operations in individual countries are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, currency exchange controls and repatriation of earnings. Our results are also subject to the difficulties of coordinating our activities across more than 50 different countries. Furthermore, our business strategy includes expansion of our operations into new and developing markets, which will require even greater international coordination, expose us to additional local government regulations and involve markets in which we do not have experience or established operations. In addition, our operations in each country are vulnerable to changes in socio-economic conditions and monetary and fiscal policies, intellectual property protection disputes, the settlement of legal disputes through foreign legal systems, the collection of receivables through foreign legal systems, exposure to possible expropriation or other governmental actions, unsettled political conditions and possible terrorist attacks. These and other factors may harm our operations in those countries and therefore our business and results of operations.

Our operating results may vary widely from period to period, which may cause our stock price to decline.

Our contracts with insurance companies generally require time-consuming authorization procedures by the customer, which can result in additional delays between when we incur development costs and when we begin generating revenues from those software or services offerings. Our quarterly and annual revenues and operating results may fluctuate significantly in the future. In addition, we incur significant operating expenses while we are researching and designing new software and related services, and we typically do not receive corresponding payments in those same periods. As a result, the number of new software and services offerings that we are able to implement, successfully or otherwise, can cause significant variations in our cash flow from operations, and we may experience a decrease in our net income as we incur the expenses necessary to develop and design new software and services. We also may experience variations in our earnings due to other factors beyond our control, such as the introduction of new software or services by our competitors, customer acceptance of new software or services, the volume of usage of our offerings by existing customers and competitive conditions, or changes in competitive conditions, in our industry generally. We may also incur significant or unanticipated expenses when contracts expire, are terminated or are not renewed. Any of these events could harm our financial condition and results of operations and cause our stock price to decline.

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

Our future capital requirements depend on many factors, including our ability to develop and market new software and services and to generate revenues at levels sufficient to cover ongoing expenses. If we need to raise additional capital, equity or debt financing may not be available at all or may be available only on terms that are not favorable to us. In the case of equity financings, dilution to our stockholders could result, and in any case such securities may have rights, preferences and privileges that are senior to our outstanding common stock. In the case of debt financings, we may have to grant additional security interests in our assets to lenders and agree to restrictive business and operating covenants. If we cannot obtain adequate capital on favorable terms or at all, we may be unable to support future growth or operating requirements and, accordingly, our business, financial condition and results of operations could be harmed.

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

We believe that the brand identity that we have developed has significantly contributed to the success of our business. We also believe that maintaining and enhancing our brands, such as Audatex, ABZ, Hollander, Informex, Sidexa and IMS, are critical to the expansion of our software and services to new customers in both existing and new markets. Maintaining and enhancing our brands may require us to make substantial investments and these investments may not be successful. If we fail to promote and maintain our brands or if we incur excessive expenses in this effort, our business, operating results and financial condition will be harmed. We anticipate that, as our markets become increasingly competitive, maintaining and enhancing our brands may become increasingly difficult and expensive. Maintaining and enhancing our brands will depend largely on our ability to be a technology innovator and to continue to provide high quality software and services, which we may not do successfully. To date, we have not engaged in extensive direct brand promotion activities, and we may not successfully implement brand enhancement efforts in the future.

Third parties may claim that we are infringing upon their intellectual property rights, and we could be prevented from selling our software or suffer significant litigation expense even if these claims have no merit.

Our competitive position is driven in part by our intellectual property and other proprietary rights. Third parties, however, may claim that we, our software or operations or any products or technology, including claims data or other data, we obtain from other parties are infringing upon the intellectual property rights of others, and we may be unaware of intellectual property rights of others that may cover some of our assets, technology, software or services. Any litigation initiated against us regarding patents, trademarks, copyrights or other intellectual property rights, even litigation relating to claims without merit, could be costly and time-consuming and could divert our management and key personnel from operating our business. In addition, if any third party has a meritorious or successful claim that we are infringing upon its intellectual property rights, we may be forced to change our software or enter into licensing arrangement with third parties, which may be costly or impractical. These claims may also require us to stop selling our software and/or services as currently designed, which could harm our competitive position. We also may be subject to significant damages or injunctions that prevent the further development and sale of certain of our software or services and may result in a material loss in revenue.

We may be unable to protect our intellectual property and property rights, either without incurring significant costs or at all, which would harm our business.

We rely on a combination of patents, copyrights, know-how, trademarks, license agreements and contractual provisions, as well as internal procedures, to establish and protect our intellectual property rights. The steps we have taken and will take to protect our intellectual property rights may not deter infringement, duplication, misappropriation or violation of our intellectual property by third parties. In addition, any of the intellectual property we own or license from third parties may be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, the laws of some of the countries in which products similar to ours may be developed may not protect our software and intellectual property to the same extent as U.S. laws or at all. We may be unable to protect our rights in trade secrets and unpatented proprietary technology in these countries. We may also be unable to prevent the unauthorized disclosure or use of our technical knowledge or trade secrets by consultants, vendors, former employees or current employees, despite the existence of nondisclosure and confidentiality agreements and other contractual restrictions. If our trade secrets become known, we may lose our competitive advantages. If we fail to protect our intellectual property, we may not receive any return on the resources expended to create the intellectual property or generate any competitive advantage based on it.

Pursuing infringers of our intellectual property could result in significant litigation costs and diversion of management resources, and any failure to pursue or successfully litigate claims against infringers could result in competitors using our technology and offering similar products and services, potentially resulting in loss of competitive advantage and decreased revenues.  We are currently engaged in litigation in Canada against an alleged infringer of certain of our copyrights.

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

We have been and continue to be involved in legal proceedings, claims and other litigation that arise in the ordinary course of business. For example, we have been involved in disputes with collision repair facilities, acting individually and as a group in some situations that claim that we have colluded with our insurance company customers to depress the repair time estimates generated by our repair estimating software. In addition, we are currently one of the defendants in a putative class action lawsuit alleging that we have colluded with our insurance company customers to cause the estimates of vehicle fair market value generated by our total loss estimation software to be unfairly low. Furthermore, we are also subject to assertions by our customers and strategic partners that we have not complied with the terms of our agreements with them, some of which are the subject of pending litigation and any of which could in the future lead to arbitration or litigation. While we do not expect the outcome of any such pending or threatened litigation to have a material adverse effect on our financial position, litigation is unpredictable and excessive verdicts, both in the form of monetary damages and injunction, could occur. In the future, we could incur judgments or enter into settlements of claims that could harm our financial position and results of operations.

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

Prior to our initial public offering in May 2007, we were not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or the other rules and regulations of the SEC or any securities exchange relating to public companies. We continue to work with our legal, independent accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include corporate governance, corporate control, internal audit, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas. However, the expenses that are required as a result of being a public company are and will likely continue to be material. Compliance with the various reporting and other requirements applicable to public companies also require considerable time and attention of management. Until we have more experience operating as a public company, we may have difficulty predicting or estimating the amount of the additional costs we may incur, the timing of such costs or the degree of impact that our management’s attention to these matters will have on our business. In addition, the changes we make may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis.

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

Item 3.  Defaults Upon Senior Securities.

                None.

Item 4.  Submission of Matters to a Vote of Security Holders.

                None.

Item 5.  Other Information.

                None.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Second Amended and Restated Securities Purchase Agreement, dated as of January 28, 2008, by and between Solera Holdings, Inc. and Roxani Gillespie.
31.1	Certification by Tony Aquila, Chief Executive Officer.
31.2	Certification by Jack Pearlstein, Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

May 13, 2008