Form 10-K
period 2008-06-30
SOLERA HOLDINGS, INC
filed 2008-08-29
CIK 1324245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from              to             .

COMMISSION FILE NUMBER: 001-33461

Solera Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-1103816
(State or other jurisdiction of incorporation organization)	(I.R.S. Employer Identification No.)

15030 Avenue of Science, San Diego, CA 92128

(Address of principal executive offices) (Zip Code)

(858) 724-1600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.01 per share	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $973,408,000 as of December 31, 2007 (based upon the closing sale price on The New York Stock Exchange for such date). For this purpose, all shares held by directors, executive officers and stockholders beneficially owning five percent or more of the registrant’s common stock have been treated as held by affiliates.

The number of shares of the registrant’s common stock outstanding as of August 27, 2008 was 64,909,536.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be delivered to stockholders in connection with our 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF

THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are identified by the use of terms and phrases such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend” “may”, “plan”, “predict”, “project” and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies and include, but are not limited to, statements about: increase in customer demand for our software and services; growth rates for the automobile insurance claims industry; customer adoption rates for automated claims processing software and services; increases in customer spending on automated claims processing software and services; our relationship with insurance company customers as they continue global expansion; changes in the amount of our existing unrecognized tax benefits; our revenue mix; our income taxes; restructuring plans, potential restructuring charges and their impact on our revenues; our operating expense growth and operating expenses as a percentage of our revenues; stability of our development and programming costs; growth of our selling, general and administrative expenses; decrease of total depreciation and amortization expense; decrease in interest expense and possible impact of future foreign currency fluctuations; our use of cash and liquidity position going forward; and cash needs to service our debt.

Actual results could differ materially from those projected, implied or anticipated by our forward-looking statements. Some of the factors that could cause actual results to differ include: those set forth in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this Annual Report on Form 10-K.

Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us as of the date of this report. All forward-looking statements are qualified in their entirety by this cautionary statement, and we undertake no obligation to revise or update this Annual Report on Form 10-K to reflect events or circumstances after the date hereof. You are advised, however, to consult any further disclosures that we make on related subjects in our Quarterly Reports on Form 10-Q and Periodic Reports on Form 8-K filed with the Securities and Exchange Commission (the “SEC”). You also should read the section titled “Use of Estimates” included in Note 2 of Notes to Consolidated Financial Statements included pursuant to Item 8 of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

General

Our operations began in 1966, when Swiss Re Corporation founded our predecessor, the Claims Services Group. Solera Holdings, LLC was founded in March 2005 by Tony Aquila, our Chairman of the Board, Chief Executive Officer and President, and affiliates of GTCR Golder Rauner II, L.L.C., or GTCR, a private equity firm. In April 2006, subsidiaries of Solera Holdings, LLC acquired our predecessor from Automatic Data Processing, Inc., or ADP, for approximately $1.0 billion. In connection with our initial public offering in May 2007, we converted from Solera Holdings, LLC, a Delaware limited liability company, into Solera Holdings, Inc., a Delaware corporation.

The terms “we,” “us,” “our,” “our company” and “our business” collectively refer to: (1) the combined operations of the Claims Services Group for periods prior to the April 2006 acquisition, (2) the consolidated operations of Solera Holdings, LLC for the periods following the April 2006 acquisition and prior to the completion of our corporate reorganization in May 2007 and (3) the consolidated operations of Solera Holdings, Inc. as of and following the corporate reorganization in May 2007. Our fiscal year ends on June 30 of each year. Fiscal years are identified in this Annual Report on Form 10-K according to the calendar year in which they end. For example, the fiscal year ended June 30, 2008 is referred to as “fiscal year 2008.” Our financial information disclosed in this Annual Report on Form 10-K under Item 1 (Business) and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) is based on the following:

Period	Accounting Basis
Fiscal years ended June 30, 2008 and 2007, or fiscal years 2008 and 2007	Audited historical consolidated financial statements of Solera Holdings, Inc.

Fiscal year ended June 30, 2006 (Acquisition pro forma), or fiscal year 2006 (Acquisition pro forma)	Unaudited pro forma statement of operations prepared on the basis of the requirements set forth in Article 11 of Regulation S-X promulgated under the Securities Act of 1933, as amended, giving effect to the April 2006 acquisition as if it had been completed on July 1, 2005

Our Company

We are the leading global provider of software and services to the automobile insurance claims processing industry. Our customers include insurance companies, collision repair facilities, independent assessors and automotive recyclers. We help our customers:

•	estimate the costs to repair damaged vehicles and determine pre-collision fair market values for vehicles damaged beyond repair;

•	automate and outsource steps of the claims process that insurance companies have historically performed internally; and

•	improve their ability to monitor and manage their businesses through data reporting and analysis.

As of June 30, 2008, we served over 55,000 customers and were active in more than 50 countries with approximately 1,900 full-time employees. Our customers include more than 900 automobile insurance companies, 33,000 collision repair facilities, 7,000 independent assessors and 3,000 automotive recyclers. We derive revenues from many of the world’s largest automobile insurance companies, including each of the ten largest automobile insurance companies in Europe and at least nine of the ten largest automobile insurance companies in North America.

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

Automobile Insurance Industry

We estimate that the global automobile insurance industry processes more than 100 million claims each year, representing approximately $150 billion in repair costs. We believe the industry is relatively concentrated with a number of large automobile insurance companies accounting for the majority of global automobile insurance premiums. In the U.S., of the approximately 320 companies offering automobile insurance, the twenty-five largest providers accounted for over 80% of all automobile insurance premiums in 2007. The top 15 European non-life insurance companies accounted for 84% of total non-life insurance premiums in 2007.

Collision Repair Industry

The collision repair industry is highly fragmented. We estimate there are approximately 100,000 collision repair facilities in our markets. The operating costs of these facilities have increased substantially over the past decade due to continued increases in vehicle diagnostic and repair technologies and changes in environmental regulations. In addition, collision repair facilities have increasingly established preferred relationships with insurance companies. These arrangements, known in the U.S. as direct repair programs, allow collision repair facilities to generate increased repair volumes through insurance company referrals. Insurance companies benefit by establishing a trusted network of collision repair facilities across which they can implement standard procedures and best practices. Insurance companies often require collision repair facilities to use specified automated claims processing software and related services to participate in their programs. We believe the combination of these factors will increase demand for software and services that help collision repair facilities manage their workflow and increase their efficiency.

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

Growth in the Automobile Insurance Claims Industry

Growth in the Number of Worldwide Vehicles. According to industry sources, from 2005 to 2008, the number of personal and commercial vehicles in use has increased an average of 3.95% per year. Additional growth of 2% to 3% per year is expected through 2016, with forecasted annual growth of 8% in Asia-Pacific countries through 2018. As the number of vehicles on the road continues to expand, we believe the need for automobile insurance claims processing products and services will continue to grow to handle increased claims activity.

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

In other markets, such as Eastern Europe, Latin America, China and India, automobile insurance companies are growing primarily due to an increase in the number of vehicles and emerging government regulations that require vehicles to be insured. Many automobile insurance companies in these markets process claims manually, presenting significant opportunities for them to increase their operational efficiencies, by automating claims processing.

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

Estimating and Workflow Software

Our core offering is our estimating and workflow software. Our estimating and workflow software helps our customers manage the overall claims process, estimate the cost to repair a damaged vehicle, and calculate the pre-collision fair market value of a vehicle. Key functions of our estimating and workflow software include:

•	capturing first notice of loss information

•	assigning, managing and monitoring claims and claim-related events

•	accessing and exchanging claims-related information

•	calculating, submitting, tracking and storing repair and total loss estimates

•	reviewing, assessing and reporting estimate variations based upon pre-set rules

•	routing shop estimates for manual review

•	scheduling repairs

Salvage and Recycling Software

Our salvage and recycling software helps automotive recyclers manage their inventories in order to facilitate the location, sale and exchange of vehicle parts for use in the repair of a damaged vehicle. Key functions of our salvage and recycling software include:

•	managing inventory

•	connecting to collision repair facilities to facilitate the use of recycled parts in the repair of a damaged vehicle

•	locating vehicle parts by price, year, model and/or geographic area

•	determining the interchangeability of automobile parts across vehicle models

•	exchanging vehicle parts with other recyclers

•	preparing invoices and managing accounts receivable

•	generating management reports

Business Intelligence and Consulting Services

Our business intelligence and consulting services help our insurance company customers monitor and assess their performance through customized data, reports and analyses. Key elements of our business intelligence and consulting services include:

•	analyzing claims amounts and payments

•	creating customized statistical reports on claims data and activity

•	measuring our customers’ performance against industry standards

•	monitoring key performance indicators, such as alternative parts utilization in the repair process and repair cycle time

Shared Services

We have developed our shared services to help our insurance company customers outsource claims-related tasks. The key components of our shared services include:

•	reviewing repair estimates prepared by collision repair facilities

•	reviewing decisions to repair or replace damaged parts

•	auditing and facilitating settlement of repair prices with collision repair facilities

•	reviewing medical and workers’ compensation bills

•	communicating with policyholders

Other

We provide additional services and products to our customers, which include selling hardware for use with our software, training, and call center technical support services. We also offer services that allow our customers to access operational and technical support in times of high demand following natural disasters and software that helps detect fraudulent activity. In addition to some of the software and services described above, we provide software and services that are not directly related to the automobile insurance claims process.

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

Repair Estimating Database. We have created our repair estimating database over 35 years through the development, collection, organization and management of automobile-related information. The data in this database enables our customers to estimate the cost to repair a damaged vehicle. This database:

•	contains detailed cost data for each part and the required labor operations needed to complete repairs on over 2,500 vehicle types

•	covers over 98% of the vehicle models in our core markets

•	includes vehicles data dating back to 1970

•	includes over 5 million parts for vehicles with multiple model years, editions, option packages and country-specific variations

•	includes over one million aftermarket parts

•	includes over one million graphics

We update this database with data provided to us by third parties, including original equipment manufacturers, or OEMs, and aftermarket part suppliers, along with data we develop through our proprietary analyses of local labor repair times and damage repair techniques. The quality and accuracy of the database, which are very important to each of our customers, are continuously monitored and maintained using rigorous quality control processes, which include updating over 2.5 million data points every month.

Total Loss Database. Our total loss database helps our customers determine the pre-collision fair market values of vehicles that have been damaged beyond the point where repair is economically feasible, as well as the amounts they pay policyholders for total losses. Additionally, our employees use this database to provide total loss estimating service to our customers. This database has been designed to accurately reflect the local fair market value of a vehicle rather than simply delivering a market value based on national or regional averages. Each year, we collect more than 180 million “for sale” and “sold” vehicle records from over 10,000 automobile dealer sources, which we have combined with local market purchase and sale data collected from over 3,500 different sources, including websites, local newspapers, magazines and private listings. We update this database by incorporating nearly two million data points per week which include the latest vehicle purchase and sale information including specific models, option packages, vehicle condition and mileage.

Claims Database. Our claims database enables our customers to evaluate their internal claims process performance, as well as measure the performance of their business partners. Our employees also use this database to provide consulting services to our customers and develop new software and services. Customers use this database to benchmark their performance against their local peer group through detailed analyses of comprehensive industry data. Compiled over the past 15 years, this database contains approximately two billion data points representing over 100 million automobile repair claims and over $200 billion in claims payments. We update this database by incorporating approximately 150,000 additional repair estimates every week.

Parts Salvage Databases. Our parts salvage databases contain data on approximately 125 million automobile parts through a network of approximately 3,000 automotive recyclers. These databases are used by our customers to quickly find locally available automobile parts and identify interchangeable parts across different vehicles.

Our Global Operations

We are active in more than 50 countries on six continents. We have organized our operations into two regional operating segments, EMEA and Americas.

EMEA

Our EMEA operating segment accounted for approximately 62% of our revenues during fiscal year 2008. EMEA comprises our activities in over 35 countries in Europe, the Middle East, Africa and Asia.

Americas

Our Americas operating segment accounted for approximately 38% of our revenues during fiscal year 2008. Americas comprises our activities in over 15 countries in North, Central, and South America, as well as the Caribbean.

Geographic Financial Information

The table below sets forth the revenues we derived from the following geographic areas during each of the previous three fiscal years.

	Fiscal Years Ended June 30,
	2008	2007	2006 (Acquisition pro forma)
	(in thousands)
United States	$147,875	$146,392	$146,373
The Netherlands	62,554	56,898	52,206
United Kingdom	57,819	50,814	40,371
Germany	52,450	46,220	43,985
Other	219,155	171,636	147,295

The table below sets forth the long-lived assets we held in the following geographic areas at the end of each of the previous three fiscal years.

	Fiscal Years Ended June 30,
	2008	2007	2006
	(in thousands)
United States	$22,554	$26,214	$12,901
The Netherlands	290	311	487
United Kingdom	8,681	8,149	3,949
Germany	8,473	8,269	8,088
Other	9,245	8,542	12,860

Key Competitive Strengths

Leading Global Provider

We are the leading global provider of software and services to the automobile insurance claims processing industry. We are active in more than 50 countries across six continents. In most of our markets, we believe we are either the largest or second-largest provider of automobile insurance claims processing software and services based on total revenues. The large number of geographic regions in which we operate provides us with a strategic advantage when expanding into new markets by enabling us to utilize our database and vehicle coverage already present in adjacent or nearby markets. As insurance companies continue to expand their businesses globally, our international leadership position should further position us as a single provider of automobile insurance claims processing software and services to our international insurance company customers.

Significant Barriers to Entry

We believe that our proprietary databases pose barriers to entry due to the significant capital investment and time that would be required to develop a similar set of integrated databases and customize them for use in local markets. Our proprietary databases have been built over 35 years of developing, collecting, organizing and managing automobile related information and data. We have invested over $200 million in the last ten years in developing and maintaining our proprietary databases, and customizing them for use in local markets.

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

Contract-Based Revenues. A substantial portion of our revenues is derived from customers who have been under contract with us for several years. For fiscal year 2008, we generated over 95% of our revenues from subscription-based contracts (where we charge a monthly fee), transaction-based contracts (where we charge a fee per transaction), and subscription-based contracts with additional transaction-based fees (where we charge both a monthly fee and a fee per transaction), all of which generate recurring revenues from our customers.

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

Expand into New Markets

As a result of recent growth in vehicle usage, regulatory and market developments, increasing penetration of automobile insurance, and rising adoption of automated claims processing by insurance companies, we believe that new markets represent significant opportunities for future growth. We have a history of successfully entering markets that previously had not used automated claims processing software and services. We intend to use this expertise to further expand in markets where we have recently established operations, such as China and India, and enter markets where we are not currently active.

Improve Operational Efficiencies

We seek to operate more efficiently, reduce costs and improve our operating margins. We intend to pursue substantial operating margin improvements over the next two years. Major elements of this plan include productivity and technological enhancements and reduction of overhead. We have identified and targeted several operational initiatives that we plan to implement over the next year, including the elimination of database and infrastructure redundancies productivity, and technology enhancements and reduction of overhead. If implemented, we expect that these initiatives will improve our operating margins.

Pursue Strategic Acquisitions

We plan to supplement our organic growth by acquiring businesses or technologies that allow us to expand our range of services, increase our customer base or enter new markets. When evaluating these opportunities, we will consider characteristics such as recurring revenues, strong operating and financial performance, enhanced products and services, long-standing customer relationships and strong management personnel.

Sales and Marketing

As of June 30, 2008, our sales and marketing staff included 224 full-time professionals. Our sales and marketing personnel identify and target specific sales opportunities and manage customer relationships. They also design and plan launch strategies for new software and services, and plan and facilitate customer conferences and tradeshows. Our country managers are also involved in the sales and marketing process, though they are not counted as full-time sales professionals.

Customer Support and Training

We believe that providing high quality customer support and training services is critical to our success. As of June 30, 2008, we had 355 full-time customer support and training personnel, who provide telephone support, as well as on- and off-site implementation and training. Our customer support and training staff generally consists of individuals with expertise in both our software and services and in the automobile insurance and/or collision repair industries.

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

As of June 30, 2008, our software development staff consisted of 421 full-time professionals across six international software development centers. As of the same date, our database staff consisted of 331 full-time professionals across five international database development centers.

Competition

We compete primarily on the functionality of our software, the integrity and breadth of our data, customer service and price. The competitive dynamics of the global automobile insurance claims processing industry vary by region, and our competitors are present in a subset of markets in which we operate. In Europe, our largest competitors include DAT, GmbH and EurotaxGlass’ Group, with whom we compete in multiple countries. In North America, our largest competitors include CCC Information Services Group Inc. in the U.S. and Mitchell International Inc. in the U.S. and Canada. In April 2008, CCC Information Services Group Inc. and Mitchell International Inc. announced they have signed an agreement to combine their companies. If their merger is consummated, the combined company will have a significant market share in the U.S. market for automobile insurance claims processing software and services.

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

Employees

As of June 30, 2008, we had 1,883 associates, including 986 employees in our EMEA operating segment, 876 employees in our Americas operating segment, and 21 employees in corporate roles. None of our employees are subject to a collective bargaining agreement. We consider our relationships with our employees to be good.

Available Information

Our internet website address is www.solerainc.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Our website and the information contained or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

In addition to the cautionary statement regarding forward-looking statements included above in this Annual Report on Form 10-K, we also provide the following cautionary discussion of risks and uncertainties relevant to our business. These risks and uncertainties, as well as other factors that we may not be aware of, could cause our actual results to differ materially from expected and historical results and could cause assumptions that underlie our business plans, expectations and statements in this Annual Report on Form 10-K to be inaccurate.

We depend on a limited number of customers for a substantial portion of our revenues, and the loss of, or a significant reduction in volume from, any of these customers would harm our financial results.

We derive a substantial portion of our revenues from sales to large insurance companies. In fiscal year 2008, we derived 14.6% of our revenues from our ten largest insurance company customers. The largest three of these customers accounted for 3.0%, 2.4% and 1.5%, respectively, of our revenues during this period. A loss of one or more of these customers would result in a significant decrease in our revenues, including the business generated by collision repair facilities associated with those customers. In fiscal year 2007, we lost our principal shared services contract, which accounted for approximately 1.2% of revenues. During fiscal year 2008, we were notified by a U.S. insurance company customer that it will not renew its contract with us, and this customer has initiated the transition of our services to another provider. This contract accounted for approximately 1.4% of revenues in fiscal year 2008. Furthermore, many of our arrangements with European customers are terminable by them on short notice or at any time. In addition, disputes with customers may lead to delays in payments to us, terminations of agreements or litigation. Additional terminations or non-renewals of customer contracts or reductions in business from our large customers would harm our business, financial condition and results of operations.

Competitive pressures may require us to significantly lower our prices.

Pricing pressures have required us to significantly lower prices for some of our software and services in several of our markets. We may be required to implement further price reductions in response to the following:

•	price reductions by competitors

•	the consolidation of property and casualty insurance companies

•	the introduction of competing software or services

•	a decrease in the frequency of accidents

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

Some of our current or future competitors may have or develop closer customer relationships, develop stronger brands, have greater access to capital, lower cost structures and/or more attractive system design and operational capabilities than we have. Consolidation within our industry could result in the formation of competitors with substantially greater financial, management or marketing resources than we have, and such competitors could utilize their substantially greater resources and economies of scale in a manner that affects our ability to compete in the relevant market or markets. For example, in April 2008, CCC Information Services Group Inc. and Mitchell International Inc., our principal competitors in the U.S., announced they have signed an agreement to combine their companies. If their merger is consummated, the combined company will have a significant market share in the U.S. market. As a result of consolidation, our competitors may be able to adapt more quickly to new technologies and customer needs, devote greater resources to promoting or selling their products and services, initiate and withstand substantial price competition, expand into new markets, hire away our key employees, change or limit access to key information and systems, take advantage of acquisition or other strategic opportunities more readily and develop and expand their product and service offerings more quickly than we can. In addition, our competitors may form strategic or exclusive relationships with each other and with other companies in attempts to compete more successfully against us. These relationships may increase our competitors’ ability, relative to ours, to address customer needs with their software and service offerings, which may enable them to rapidly increase their market share.

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

The costs for an insurance company to switch providers of claims processing software and services can be significant and the process can sometimes take 12 to 18 months to complete. As a result, potential customers may decide that it is not worth the time and expense to begin using our software and services, even if we offer competitive and economic advantages. If we are unable to convince these customers to switch to our software and services, our ability to increase market share will be limited, which could harm our revenues and operating results.

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

Changes in or violations by us or our customers of applicable government regulations could reduce demand for or limit our ability to provide our software and services in those jurisdictions.

Our insurance company customers are subject to extensive government regulations, mainly at the state level in the U.S. and at the country level in our non-U.S. markets. Some of these regulations relate directly to our software and services, including regulations governing the use of total loss and estimating software. If our insurance company customers fail to comply with new or existing insurance regulations, including those applicable to our software and services, they could lose their certifications to provide insurance and/or reduce their usage of our software and services, either of which would reduce our revenues. Also, we are subject to direct regulation in some markets, and our failure to comply with these regulations could significantly reduce our revenues or subject us to government sanctions. In addition, future regulations could force us to implement costly changes to our software and/or databases or have the effect of prohibiting or rendering less valuable one or more of our offerings. Moreover, some states in the U.S. have changed their regulations to permit insurance companies to use book valuations for total loss calculations, making our total loss software potentially less valuable to insurance companies in those states. Some states have adopted total loss regulations, that, among other things, require insurers use a methodology deemed acceptable to the respective government agency. We submit our methodology to such agencies, and if they do not approve our methodology, we will not be able to perform total loss valuations in their respective states. Other states are considering legislation that would limit the data that our software can provide to our insurance company customers. In the event that demand for or our ability to provide our software and services decreases in particular jurisdictions due to regulatory changes, our revenues and margins may decrease.

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

We derive most of our revenues, and incur most of our costs, including a portion of our debt service costs, in currencies other than the U.S. dollar, principally the Euro. Except for the certain derivative instruments described in Note 9 to the Notes to Consolidated Financial Statements included pursuant to Item 8 of this Annual Report on Form 10-K, we currently do not hedge our exposure to foreign currency risks. In our historical financial statements, we re-measure our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period or the exchange rate at the end of that period. These re-measurements resulted in foreign currency translation adjustments of $58.7 million in fiscal year 2008. Further fluctuations in exchange rates against the U.S. dollar could decrease our revenues, increase our costs and expenses and therefore harm our future operating results. We believe that extended periods of dollar weakness are positive for operating income and extended periods of dollar strength are negative, although the precise impact is difficult to assess.

We have a large amount of goodwill and other intangible assets as a result of the April 2006 acquisition. Our earnings will be harmed if we suffer an impairment of our goodwill or other intangible assets.

We have a large amount of goodwill and other intangible assets and are required to perform an annual assessment for possible impairment for accounting purposes. At June 30, 2008 and 2007, we had goodwill and other intangible assets of $976.3 million and $932.2 million, respectively. If we do not achieve our planned operating results or other factors impair these assets, we may be required to incur a non-cash impairment charge. Any impairment charges in the future will adversely affect our results of operations.

We may incur significant restructuring and severance charges in future periods, which would harm our operating results and cash position or increase debt.

We incurred restructuring charges of $13.3 million in fiscal year 2008. These charges consist primarily of termination benefits paid or to be paid to employees. As of June 30, 2008, our remaining obligation associated with these restructuring charges and others from prior periods is $14.6 million. We regularly evaluate our existing operations and capacity, and we expect to incur additional restructuring charges as a result of future personnel reductions, related restructuring and productivity and technology enhancements, which could exceed the levels of our historical charges. We are currently evaluating further plans that, if all implemented, would result in additional restructuring charges ranging from $5.0 to $10.0 million over the next 12 to 18 months. These potential charges could harm our operating results and significantly reduce our cash position or increase debt. In addition, we may incur certain unforeseen costs once these activities are implemented.

We have a history of net losses and may not maintain profitability in the future.

For fiscal years 2008, 2007 and 2006, we had net income (loss) of $0.6 million, ($80.9) million and ($18.9) million, respectively. As of June 30, 2008, we had an accumulated deficit of approximately $110.2 million. Fiscal year 2008 was our first year since the April 2006 acquisition for which we did not report a significant loss. We will need to maintain or increase revenues and maintain or reduce expenses, which include the amortization of the remaining $330.2 million of intangible assets that we had as of June 30, 2008 and interest expense associated with our indebtedness, to improve or sustain our profitability. We cannot assure you that we will achieve a significant level of profitability. Future decreases in profitability could reduce or stock price, and future net losses would reduce our stock price.

We have a very limited operating history as a stand-alone company, which may make it difficult to evaluate our future operating results.

Prior to the April 2006 acquisition, our predecessor operated as a business unit of ADP. Our predecessor relied on ADP during this period for many of its internal functions, including accounting, tax, payroll, technology and administrative and operational support. We now perform these functions and services with internal resources or through third-party service providers. If we are unable to effectively perform these services internally or maintain substitute arrangements on terms that are favorable to us, our business, financial condition and results of operations would be adversely affected.

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

We have a significant amount of indebtedness. As of June 30, 2008, our indebtedness, including current maturities, was $630.9 million, and we would have been able to borrow an additional $50.0 million under our amended and restated senior credit facility. During fiscal year 2008, our aggregate interest expense was $45.7 million and the cash paid for interest was $44.9 million.

Our indebtedness could:

•	make us more vulnerable to unfavorable economic conditions and a reduction in our revenues

•	make it more difficult to obtain additional financing in the future for working capital, capital expenditures or other general corporate purposes

•

require us to dedicate or reserve a large portion of our cash flow from operations for making payments on our indebtedness, which would prevent us from using it for other purposes, including software development

•	make us susceptible to fluctuations in market interest rates that affect the cost of our borrowings to the extent that our variable rate debt is not covered by interest rate derivative agreements

•	make it more difficult to pursue strategic acquisitions, joint ventures, alliances and collaborations

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

Our success depends on our ability to provide accurate, consistent and reliable services and information to our customers on a timely basis. Our operations could be interrupted by any damage to or failure of:

•	our computer software or hardware or our customers’ or third-party service providers’ computer software or hardware

•	our networks, our customers’ networks or our third-party service providers’ networks

•	our connections to and outsourced service arrangements with third parties, such as Acxiom, which hosts data and applications for us and our customers

Our systems and operations are also vulnerable to damage or interruption from:

•	power loss or other telecommunications failures

•	earthquakes, fires, floods, hurricanes and other natural disasters

•	computer viruses or software defects

•	physical or electronic break-ins, sabotage, intentional acts of vandalism and similar events

•	errors by our employees or third-party service providers

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

In fiscal year 2007 and 2008, we generated approximately 69% and 73% of our revenues outside the U.S., respectively, and we expect revenues from non-U.S. markets to continue to represent a majority of our total revenues. Business and operations in individual countries are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, currency exchange controls and repatriation of earnings. Our results are also subject to the difficulties of coordinating our activities across more than 50 different countries. Furthermore, our business strategy includes expansion of our operations into new and developing markets, which will require even greater international coordination, expose us to additional local government regulations and involve markets in which we do not have experience or established operations. In addition, our operations in each country are vulnerable to changes in socio-economic conditions and monetary and fiscal policies, intellectual property protection disputes, the settlement of legal disputes through foreign legal systems, the collection of receivables through foreign legal systems, exposure to possible expropriation or other governmental actions, unsettled political conditions and possible terrorist attacks. These and other factors may harm our operations in those countries and therefore our business and results of operations.

Our operating results may vary widely from period to period, which may cause our stock price to decline.

Our contracts with insurance companies generally require time-consuming authorization procedures by the customer, which can result in additional delays between when we incur development costs and when we begin generating revenues from those software or services offerings. Our quarterly and annual revenues and operating results may fluctuate significantly in the future. In addition, we incur significant operating expenses while we are researching and designing new software and related services, and we typically do not receive corresponding payments in those same periods. As a result, the number of new software and services offerings that we are able to implement, successfully or otherwise, can cause significant variations in our cash flow from operations, and we may experience a decrease in our net income as we incur the expenses necessary to develop and design new software and services. We also may experience variations in our earnings due to other factors beyond our control, such as the introduction of new software or services by our competitors, customer acceptance of new software or services, the volume of usage of our offerings by existing customers, variations of vehicle accident rates due to factors such as changes in fuel prices and their impact on vehicle usage, and competitive conditions, or changes in competitive conditions, in our industry generally. We may also incur significant or unanticipated expenses when contracts expire, are terminated or are not renewed. Any of these events could harm our financial condition and results of operations and cause our stock price to decline.

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

We have grown in part, and in the future may continue to grow, by making acquisitions or entering into joint ventures or similar arrangements. Acquisitions and joint ventures require significant investment and managerial attention, which may be diverted from our other operations, and could entail a number of additional risks, including:

•	problems with effective integration of operations and/or management

•	loss of key customers, suppliers or employees

•	increased operating costs

•	exposure to unanticipated liabilities

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

Our competitive position is driven in part by our intellectual property and other proprietary rights. Third parties, however, may claim that software, products or technology, including claims data or other data, which we obtain from other parties are infringing upon the intellectual property rights of others, and we may be unaware of intellectual property rights of others that may cover some of our assets, technology, software or services. Any litigation initiated against us regarding patents, trademarks, copyrights or other intellectual property rights, even litigation relating to claims without merit, could be costly and time-consuming and could divert our management and key personnel from operating our business. In addition, if any third party has a meritorious or successful claim that we are infringing upon its intellectual property rights, we may be forced to change our software or enter into licensing arrangement with third parties, which may be costly or impractical. These claims may also require us to stop selling our software and/or services as currently designed, which could harm our competitive position. We also may be subject to significant damages or injunctions that prevent the further development and sale of certain of our software or services and may result in a material loss in revenue.

We may be unable to protect our intellectual property and property rights, either without incurring significant costs or at all, which would harm our business.

We rely on a combination of trade secrets, copyrights, know-how, trademarks, patents, license agreements and contractual provisions, as well as internal procedures, to establish and protect our intellectual property rights. The steps we have taken and will take to protect our intellectual property rights may not deter infringement, duplication, misappropriation or violation of our intellectual property by third parties. In addition, any of the intellectual property we own or license from third parties may be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, the laws of some of the countries in which products similar to ours may be developed may not protect our software and intellectual property to the same extent as U.S. laws or at all. We may be unable to protect our rights in trade secrets and unpatented proprietary technology in these countries. We may also be unable to prevent the unauthorized disclosure or use of our technical knowledge or trade secrets by consultants, vendors, former employees or current employees, despite the existence of nondisclosure and confidentiality agreements and other contractual restrictions. If our trade secrets become known, we may lose our competitive advantages. If we fail to protect our intellectual property, we may not receive any return on the resources expended to create the intellectual property or generate any competitive advantage based on it.

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

We depend upon the ability and experience of our key personnel, who have substantial experience with our operations, the rapidly changing automobile insurance claims processing industry and the markets in which we offer our software and services. The loss of the services of one or more of our senior executives or key employees, particularly our Chairman of the Board, Chief Executive Officer and President, Tony Aquila, could harm our business and operations. Our success also depends on our ability to continue to attract, manage and retain other qualified management, sales and technical personnel as we grow. We may not be able to continue to attract or retain such personnel in the future.

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

If we are not able to maintain adequate compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, we may be subject to sanctions by regulatory authorities.

Section 404 of the Sarbanes-Oxley Act requires that we regularly evaluate and determine the effectiveness of our internal control over financial reporting. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. This report contains management’s evaluation of our internal controls over financial reporting and our independent auditors attestation to our internal controls over financial reporting for fiscal year 2008. We will continue to evaluate our internal controls systems to allow management to report on, and our independent auditors to attest to, our internal controls. We will continue to perform the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. If we are not able to comply with the requirements of Section 404, we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission, or SEC, or the New York Stock Exchange, or NYSE. Any such action could adversely affect our financial results or investors’ confidence in us and could cause our stock price to fall.

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

Some provisions of our certificate of incorporation and by-laws may have the effect of delaying, discouraging or preventing a merger or acquisition that our stockholders may consider favorable, including transactions in which stockholders may receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace or remove our board of directors. These provisions include:

•	authorization of the issuance of “blank check” preferred stock without the need for action by stockholders

•	the removal of directors only by the affirmative vote of the holders of two-thirds of the shares of our capital stock entitled to vote

•	any vacancy on the board of directors, however occurring, including a vacancy resulting from an enlargement of the board, may only be filled by vote of the directors then in office

•	inability of stockholders to call special meetings of stockholders and limited ability of stockholders to take action by written consent

•	advance notice requirements for board nominations and proposing matters to be acted on by stockholders at stockholder meetings

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

Our corporate headquarters are located in San Diego, California, where we lease approximately 31,000 square feet of space.

Our principal leased EMEA facilities are located in Zurich, Switzerland and Zeist, the Netherlands. In addition to our corporate headquarters lease, our principal leased Americas facilities are located in San Ramon, California; Ann Arbor, Michigan; Plymouth, Minnesota and Milwaukie, Oregon. We also lease a number of other facilities across the regions where we operate. We own real estate in Minden, Germany, Brussels, Belgium and Reading, United Kingdom.

We believe that our existing space is adequate for our current operations. We believe that suitable replacement and additional space will be available in the future on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

As a normal incident of the business in which we are engaged, various claims, charges and litigation are asserted or commenced against us. We believe that final judgments, if any, which may be rendered against us in current litigation, are adequately reserved for, covered by insurance or would not have a material adverse effect on our financial position. We have from time to time been the subject of allegations that our repair estimating and total loss software and services produced results that favored our insurance company customers. We are also subject to assertions by our customers and strategic partners that we have not complied with the terms of our agreements with them, some of which are the subject of pending litigation. In addition, we are currently one of the defendants in a putative class action lawsuit alleging that we have colluded with our insurance company customers to cause the estimates of vehicle fair market value generated by our total loss estimation products to be unfairly low. We have been named as a third party defendant in a lawsuit by a major insurance company against a Preferred Provider Organization (“PPO”), which was a former customer of our predecessor’s medical claims software products. The PPO has claimed that our predecessor’s failure to properly update its database led or may have led to errors that caused the insurance company to discount their charges, resulting in numerous claims against the insurance company. We intend to vigorously defend ourselves against these claims.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal year 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been traded on The New York Stock Exchange since May 16, 2007 under the symbol “SLH”. Prior to that time, there was no public market for our common stock. The following table sets forth the high and low sales prices for our common stock as reported on the New York Stock Exchange for the periods indicated.

Fiscal Year 2007	High	Low
Fourth Quarter	$19.38	$15.41

Fiscal Year 2008	High	Low
First Quarter	$21.23	$17.19
Second Quarter	$25.45	$18.41
Third Quarter	$25.69	$21.33
Fourth Quarter	$28.28	$24.16

Holders of Record and Dividends

As of August 27, 2008, there were approximately 37 holders of record of our common stock. We have not paid any cash dividends to date and do not anticipate any being paid in the foreseeable future.

Unregistered Sales of Equity Securities

None.

Performance Graph

The following graph compares our cumulative total stockholder return on the Company’s stock with the cumulative total returns of the Russell 2000 Index and an aggregate of peer issuers in the information services industry. The peer issuers used for this graph are The Thomson Corporation, Equifax Inc., The Dun & Bradstreet Corporation, FactSet Research Systems Inc., Fair Isaac Corporation, DealerTrack Holdings, Inc. and CoStar Group, Inc. Each peer issuer was weighted according to its respective capitalization on May 11, 2007, the date our common stock began trading on the New York Stock Exchange.

The graph assumes that the value of the investment in our common stock and each index was $100 on May 11, 2007.

	Cumulative Total Return
	Solera Holdings, Inc.	Russell 2000 Index	Information Service Peers
May 11, 2007	$100.00	$100.00	$100.00
June 29, 2007	$105.33	$100.68	$103.89
June 30, 2008	$150.33	$84.38	$81.42

The information in the graph and table above is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this annual report, except to the extent that we specifically incorporate such information by reference.

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical financial information regarding our business and should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

The selected historical consolidated financial data as of and for the fiscal years ended June 30, 2008 and 2007 are derived from the audited consolidated financial statements of Solera Holdings, Inc. that are included elsewhere in this Annual Report on Form 10-K. The historical combined balance sheet data as of June 30, 2004 and 2005 and the combined statements of operations and cash flows data for fiscal 2004 and 2005 and the period from July 1, 2005 through April 13, 2006 are derived from the audited combined financial statements of the Claims Services Group, which are not included in this Annual Report on Form 10-K. The statement of operations data for fiscal year 2006 include the results of operations for our predecessor from July 1, 2005 to April 13, 2006 and the results of operations for Solera Holdings, LLC from April 14, 2006 to June 30, 2006. Financial information presented reflects adjustment of assets and liabilities to the fair value at the date of the April 2006 acquisition, which is used as the basis for amounts included in our results of operations from April 14, 2006 until June 30, 2006.

	Solera Holdings, Inc.			Claims Services Group (1)
	Fiscal Years Ended June 30,		April 14 to June 30 2006 (2)	July 1, 2005 to April 13, 2006	Fiscal Years Ended June 30,
	2008	2007			2005	2004
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$539,853	$471,960	$95,084	$335,146	$412,355	$361,179

Cost of revenues:
Operating expenses	131,715	138,345	29,013	101,995	117,361	107,590
Systems development and programming costs	66,666	65,041	15,080	52,306	62,690	57,465

Total cost of revenues (excluding depreciation and amortization)	198,381	203,386	44,093	154,301	180,051	165,055
Selling, general and administrative expenses	154,532	134,545	27,105	87,033	112,480	94,757
Depreciation and amortization	95,266	104,419	23,571	28,894	34,335	28,754
Restructuring charges (benefit)	13,286	6,049	2,871	(468)	5,512	1,740
Impairment charges	—	—	—	—	—	4,214
Interest expense	45,730	69,681	14,842	318	334	271
Other (income) expense, net	(9,518)	31,509	1,836	(3,069)	(4,065)	(1,323)

Earnings (loss) from continuing operations before income tax provision (benefit) and minority interests	42,176	(77,629)	(19,234)	68,137	83,708	67,711
Income tax provision (benefit)	34,335	(773)	(1,268)	23,688	24,030	22,124
Minority interests in net income of consolidated subsidiaries	7,243	4,050	921	3,468	1,909	1,229

Earnings (loss) from continuing operations	598	(80,906)	(18,887)	40,981	57,769	44,358
Loss (income) from discontinued operations	—	—	—	—	128	(3,816)

Net income (loss)	598	(80,906)	(18,887)	40,981	57,641	48,174
Less: Dividends and redeemable preferred unit accretion	—	14,614	88,789	—	—	—

Net income (loss) allocable to common stockholders/unitholders	$598	$(95,520)	$(107,676)	$40,981	$57,641	$48,174

	Solera Holdings, Inc.			Claims Services Group (1)
	Fiscal Years Ended June 30,		April 14 to June 30 2006 (2)	July 1, 2005 to April 13, 2006	Fiscal Years Ended June 30,
	2008	2007			2005	2004
	(in thousands, except per share data)
Basic net income (loss) per common share/unit	$0.01	$(2.82)	$(6.34)
Diluted net income (loss) per common share/unit (3)	$0.01	$(2.82)	$(6.34)
Weighted average common shares/units outstanding (3):
Basic	63,500	33,865	16,978
Diluted	64,737	33,865	16,978

Other Financial Data:
Capital expenditures	$18,821	$27,230	$4,112	$9,671	$7,659	$15,980
Cash flows provided by (used in):
Operating activities	117,402	46,078	45,356	51,325	106,840	74,017
Investing activities	(19,135)	(41,507)	(936,471)	(18,464)	(62,975)	(141,228)
Financing activities	(51,346)	(6,356)	977,954	(82,787)	(33,369)	96,199

Balance Sheet Data (as of end of period):
Cash and cash equivalents	$149,311	$89,868	$88,826		$121,313	$107,824
Total assets	1,331,755	1,223,953	1,253,005		608,065	556,769
Long-term debt, net of current portion	624,570	599,128	831,628		—	—
Total group/unitholders’/stockholders’ equity (deficit)	466,308	401,274	(12,403)		399,282	376,386

(1)	The Claims Services Group was owned by ADP until subsidiaries of Solera Holdings, LLC acquired it on April 13, 2006.
(2)	The statement of operations data for fiscal year 2006 include the results of operations for our predecessor from July 1, 2005 to April 13, 2006 and the results of operations for Solera Holdings, LLC from April 14, 2006 to June 30, 2006. Financial information presented reflects adjustment of assets and liabilities to the fair value at the date of the April 2006 acquisition, which is used as the basis for amounts included in our results of operations from April 14, 2006 until June 30, 2006. Prior to the acquisition, Solera Holdings, LLC’s operations consisted primarily of developing our business plan, recruiting personnel, providing consulting services, raising capital and identifying and evaluating operating assets for acquisition.
(3)	All unit and per unit amounts give effect to a one-for-three reverse split of our common units, which was completed on April 30, 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the fiscal years 2008, 2007 and 2006 are not necessarily indicative of the results that may be expected for any future period.

Overview of the Business

We are the leading global provider of software and services to the automobile insurance claims processing industry. Our customers include more than 900 automobile insurance companies, including each of the ten largest automobile insurance companies in Europe and at least nine of the ten largest automobile insurance companies in North America. We also provide our software and services to over 33,000 collision repair facilities, 7,000 independent assessors and 3,000 automotive recyclers. Our software and services help our customers: estimate the costs to repair damaged vehicles; determine pre-collision fair market values for vehicles damaged beyond repair; automate steps of the claims process; outsource steps of the claims process that insurance companies have historically performed internally; and improve their ability to monitor and manage their businesses through data reporting and analysis. We are active in over 50 countries and derive most of our revenues from our estimating and workflow software.

Company History

Solera Holdings, LLC was formed in March 2005. In April 2006, subsidiaries of Solera Holdings, LLC acquired the Claims Services Group (“CSG”), a business unit of Automatic Data Processing (“ADP”), for approximately $1.0 billion (the “Acquisition”). Prior to the Acquisition, Solera Holdings, LLC’s operations consisted primarily of developing our business plan, recruiting personnel, providing consulting services, raising capital and identifying and evaluating operating assets for acquisition.

We accounted for the April 2006 acquisition using the purchase method of accounting. We allocated the aggregate acquisition consideration to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the date of the Acquisition, which resulted in an increase in the accounting bases of some of our assets.

Prior to the April 2006 acquisition, our business was operated as CSG, a business unit of ADP. As a result, the combined financial information of CSG, which is included in this Annual Report on Form 10-K, is presented on a carve-out basis and reflects the assets, liabilities, revenues and expenses that were attributed or allocated to it as a business unit of ADP. The historical financial results in the combined financial statements may not be indicative of the results that would have been achieved had we operated as a stand-alone entity. These combined financial statements include costs for facilities, functions and services used by CSG at ADP sites that it shared with other ADP business units and costs for certain functions and services performed by centralized ADP organizations and directly charged to CSG based on usage. The combined statements of earnings for CSG include allocations of certain expenses of ADP, including general corporate overhead, insurance, stock compensation and pension plans, royalty fees, facilities and other expenses. These allocations were based on a variety of factors.

In May 2007, in connection with our initial public offering, we converted from a limited liability company into a Delaware corporation, and all of the Class A Common Units and Class B Preferred Units of Solera Holdings, LLC were converted into shares of our common stock.

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

The table below sets forth our revenues by regional operating segment and as a percentage of our total revenues for the periods indicated.

	Fiscal Years Ended June 30,
	2008		2007		2006 (Acquisition pro forma)
EMEA	$334.2	61.9%	$280.1	59.3%	$243.3	56.6%
Americas	205.7	38.1	191.9	40.7	186.9	43.4

Total	$539.9	100.0%	$472.0	100.0%	$430.2	100.0%

Set forth below is our percentage of revenues for the periods presented from each of our principal customer categories:

	Fiscal Years Ended June 30,
	2008		2007		2006 (Acquisition pro forma)
Insurance companies	$220.0	40.8%	$207.6	44.0%	$192.7	44.8%
Collision repair facilities	204.2	37.8	162.2	34.4	142.6	33.1
Independent assessors	57.3	10.6	44.9	9.5	40.3	9.4
Automotive recyclers and others	58.4	10.8	57.3	12.1	54.6	12.7

Total	$539.9	100.0%	$472.0	100.0%	$430.2	100.0%

For fiscal year 2008, the United States, the Netherlands and the United Kingdom were the only countries that individually represented more than 10% of total revenues.

The accounting policies for each of our segments are the same. We evaluate the operating performance of our segments based primarily upon their respective revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”). For the most part, we do not evaluate our costs and expenses on a per segment basis.

Components of Revenues and Expenses

Revenues

We generate revenues from the sale of software and services to our customers pursuant to negotiated contracts or pricing agreements. Pricing for our software and services is set forth in these agreements and negotiated with each customer. We generally bill our customers monthly under one or more of the following bases:

•	price per transaction

•	fixed monthly amount for a prescribed number of transactions

•	fixed monthly subscription rate

•	price per set of services rendered

•	price per system delivered

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses include: compensation and benefit costs for our sales, marketing, administration and corporate personnel; costs related to our facilities; and professional and legal fees.

Depreciation and Amortization

Depreciation includes depreciation attributable to buildings, leasehold improvements, data processing and computer equipment, furniture and fixtures. Amortization includes amortization attributable to software purchases and software developed or obtained for internal use and our intangible assets, the majority of which were acquired in the April 2006 acquisition.

Interest Expense

Interest expense consists primarily of payments of interest on our credit facilities and amortization of related debt issuance costs.

Other (Income) Expense-Net

Other (income) expense-net consists of foreign exchange gains and losses on notes receivable and notes payable to affiliates, interest income, as well as other miscellaneous income and expense.

Minority Interests in Net Income of Consolidated Subsidiaries

Several of our customers own minority interests in our local operating subsidiaries. Minority interests in net income of consolidated subsidiaries reflect such customers’ proportionate interest in the earnings of such operating subsidiaries.

Income Tax Provision (Benefit)

Prior to our corporate reorganization in May 2007, we were a limited liability company and, therefore, we were not subject to entity-level federal income taxation. However, even as a limited liability company, we incurred income taxes on our operations as they were held by taxable entities in the U.S. and in foreign jurisdictions. Historical financial statements for our predecessor, which was a C corporation for federal income tax purposes, are based on corporate tax rates for the periods presented. Prior to our corporate reorganization, our income taxes were payable by our equity holders at rates applicable to them. Following our conversion to a C corporation, transactions recorded by us are subject to federal income taxation for which we do not expect a significant impact to our overall income tax liability. Income taxes have been provided for all items included in the statements of income (loss) included herein, regardless of when such items were reported for tax purposes or when the taxes were actually paid or refunded.

As part of the April 2006 acquisition, a portion of the purchase price was allocated to intangible assets and goodwill. For most jurisdictions in which we operate, the amortization charges and impairment charges will not be deductible for income tax purposes. The net deferred tax liability as shown on our balance sheet is primarily the result of the difference between book and tax basis of the acquired intangible assets.

Factors Affecting Our Operating Results

Overview. The automobile insurance claims processing industry is influenced by growth and trends in the automobile insurance industry. Demand for our software and services is generally related to automobile usage and the penetration of automobile insurance in our markets. A large portion of our operating costs are fixed and we generate a large percentage of our revenues from periodic- and transaction-based fees related to software and ongoing claims processing services.

Our operating results are and will be influenced by a variety of factors, including:

•	gain and loss of customers

•	competitive and pricing pressures

•	expansions into new markets, which requires us to incur costs prior to generating revenues

•	expenses to develop new software or services

•	restructuring charges related to efficiency initiatives

•	the April 2006 acquisition, including the debt we incurred

•	our corporate reorganization and the refinancing transactions

Foreign currency. During fiscal years 2008 and 2007 we generated approximately 73% and 69% of our revenues, respectively, and incurred a majority of our costs, in currencies other than the U.S. dollar, primarily the Euro. We currently do not hedge our exposure to foreign currency risks except for the foreign exchange option noted below. In our historical financial statements, we re-measure our local currency financial results in U.S. dollars based on average exchange rates prevailing during a reporting period or the exchange rate at the end of that period. These re-measurements resulted in foreign currency translation adjustments of $58.7 million, $4.8 million, and $3.8 million in fiscal years 2008, 2007 and 2006, respectively, recorded as a component of Accumulated other comprehensive income in stockholders’ equity. Foreign currency (losses) gains flowing through our consolidated statements of operations in fiscal years 2008, 2007, and 2006 were $4.8 million, ($0.1) million, and $0.6 million, respectively.

In February 2006, we entered into a foreign exchange option that gave us the right to call $200.0 million in U.S. dollars at a strike price of €1.1646 per U.S. dollar at any time up to February 8, 2011. We paid approximately $7.9 million for this option. The fair value of this option was approximately $1.8 million as of June 30, 2008 and $1.0 million as of June 30, 2007, and has been recorded in other assets in our consolidated balance sheet. Increases (decreases) in fair value of approximately $0.8 million, ($3.0) million, and ($3.9) million were recognized in other expense (income) in the statement of operations during fiscal years 2008, 2007, and 2006, respectively.

Non-cash charges. In fiscal years 2006 and 2007, we granted the right to purchase Class A common units to certain employees. Under these and other arrangements, we issued an aggregate of 625,429 Class A common units to 20 of our employees for $0.2 million in January 2007 and an aggregate of 50,000 Class A common units to two of our employees for $15,000 in February 2007. In May 2007, we issued restricted stock units covering an aggregate of 304,730 shares to certain of our employees. In fiscal year 2008 we issued restricted stock units covering an aggregate of 204,726 shares to cetain of our employees. For all restricted stock units outstanding as of June 30, 2008 we expect the remaining pre-tax, non-cash charge to be approximately $7.4 million, expensed ratably over vesting periods of up to 60 months. In fiscal year 2007, we incurred an additional pre-tax, non-cash charge of approximately $35.7 million on the early extinguishment of debt associated with the completion of our initial public offering and the refinancing of debt. This relates primarily to the write-off of unamortized debt issuance costs and a prepayment premium on our second lien credit facility and our subordinated unsecured credit facility.

Restructuring charges. We have incurred restructuring charges (or reversal) in each period presented and also expect to incur additional restructuring charges, primarily relating to severance costs, over the next several quarters as we work to improve efficiencies in our business. We are currently evaluating several plans that would eliminate redundant personnel activities in each of our segments, as well as reduce our need for certain facilities. If all of these plans were to be executed upon, we would expect to incur restructuring charges ranging from $5.0 to $10.0 million over the next 12 to 18 months. These potential charges, consisting primarily of termination benefits, will reduce our cash balances. The resulting benefit of these restructuring plans, if implemented, is not determinable at this time. We do not expect reduced revenues or an increase in other expenses as a result of any of these restructuring plans.

Critical Accounting Policies and Estimates

The accompanying consolidated financial statements of Solera Holdings, Inc. have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in those financial statements. On an ongoing basis, we evaluate estimates. We base our estimates on historical experiences and assumptions which we believe to be reasonable under the circumstances. Those estimates form the basis for our judgments that affect the amounts reported in the financial statements. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 to the consolidated financial statements of Solera Holdings, Inc. and the accompanying consolidated financial statements.

Goodwill and other intangible assets. We account for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, which states that goodwill and intangible assets with indefinite useful lives should not be amortized, but instead be tested for impairment at least annually at the reporting unit level. If an impairment exists, a write-down to fair value (normally measured by discounting estimated future cash flows) is recorded. Intangible assets with finite lives are amortized over their estimated useful lives based on expected revenues to be generated from the use of such assets and are reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As of June 30, 2008 and 2007, we had goodwill of $646.1 million and $569.2 million, respectively, and intangible assets of $330.2 million and $363.0 million, respectively.

Revenue recognition. We consider the guidance in Staff Accounting Bulletin Topic No.13, Revenue Recognition, or SAB No.104, American Institute of Certified Public Accountants, or AICPA, Statement of Position No. 97-2, Software Revenue Recognition, as amended, or SOP No. 97-2, SFAS No. 13, Accounting for Leases, Emerging Issues Task Force, or EITF, Issue No. 00-03, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF No. 00-21, in accounting for our revenue arrangements. Revenues are recognized only after services are provided, when persuasive evidence of an arrangement exists, the fee is fixed and determinable, and when collectibility is reasonably assured. Our multiple element arrangements primarily include a combination of software licenses, hosted database and other services, installation and set-up services, hardware, maintenance services and transaction-based deliverables.

We generate a significant majority of our revenue from subscription-based contracts (where a monthly fee is charged), transaction-based contracts (where a fee per transaction is charged) and subscription-based contracts with additional transaction-based fees (where a monthly fee and a fee per transaction are charged).

Subscription-based and transaction-based contracts generally include the delivery of software, access to software through a hosted service, or hosted database, upfront fees for the implementation and set-up activities necessary for the client to use/access the software, or implementation services, and maintenance. Under a subscription arrangement, delivery of software, access to the hosted database and maintenance are considered a single element or a combined unit of accounting, and related revenues are recognized at the end of each month upon the completion of the monthly service. Revenues under transaction-based contracts are recognized based on the guidance in AICPA Technical Practice Aid No. 5100.76, Fair value in multiple-element arrangements that include contingent usage based fees and software revenue recognition, or TPA No. 5100.76. The transaction-based fee represents payment for the right to use the software, access to the hosted database and maintenance. The fee is considered fixed and determinable only at the time actual usage occurs. Revenue is recognized based on actual usage. Implementation services are considered a separate element or unit of accounting and the related revenue recognition is described below.

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

When we are required to perform setup and implementation activities necessary for the client to receive services and/or software, up-front fees billed during the setup/implementation phase are deferred and amortized on a straight-line basis over the estimated customer life. The upfront fees represent fair value of the implementation services based on vendor specific objective evidence, or VSOE. The amortization of this deferred revenue will commence upon the start of the monthly service. Setup costs that are direct and incremental to the contract are capitalized and amortized on a straight-line basis over the estimated customer life.

In a limited number of revenue arrangements described above, we also provide generic computer equipment as part of the sales arrangement. Based on guidance in EITF Issue No. 03-5, Applicability of AICPA Statement of Position No.97-2, “Software Revenue Recognition”, to Non-Software Deliverables in an Arrangement Containing More-than-Incidental Software, the generic computer equipment is considered a non-software deliverable since our software is not essential to the functionality of the generic computer equipment. Based on guidance in EITF No. 01-8, Determining Whether an Arrangement Contains a Lease, EITF No. 00-21, Revenue Arrangements with Multiple Deliverables, and SFAS No. 13, Accounting for Leases, or SFAS No. 13, we

account for the sale of generic equipment as a direct finance lease. The related revenue is recognized over the term of the contract using the effective interest rate method. We allocate revenue to SFAS No. 13 elements (equipment leases) and the non-SFAS No.13 elements of its arrangements on a relative fair value basis using our best estimate of the fair value of the elements. Revenue from leased computer equipment represents approximately 1% of our consolidated revenue.

Revenues are reflected net of customer sales allowances, which are based on both specific identification of certain accounts and a predetermined percentage of revenue based on historical experience.

Stock-Based Compensation. Effective July 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options and share awards, based on estimated fair values recognized over the requisite service period. Prior to adoption of SFAS No. 123(R), pursuant to SFAS No. 123 Accounting for Stock-Based Compensation, we accounted for employee share awards under Accounting Principles Board, or APB, No. 25, Accounting for Stock Issued to Employees, or APB No. 25, and followed the Disclosure—Only Provisions of SFAS No. 123.

We made the following grants of, or granted the following rights to purchase, common units/shares or restricted common units/shares from January 1, 2006 to June 30, 2008:

Grant Date	Number of restricted common shares/units	Purchase price per common share/unit	Fair value per common share/unit	Was fair value determined in a contemporaneous valuation?	Intrinsic value per unit (based on fair value and purchase price)	Intrinsic value per unit (based on the initial public offering price)
Pre—IPO
April 13, 2006	1,230,942	$0.30	$2.94	Yes	$2.64	$15.70
July 25, 2006	1,097,846	$0.30	$2.94	No	$2.64	$15.70
November 8, 2006	31,667	$0.30	$12.36	Yes	$12.06	$15.70
February 5, 2007	50,000	$0.30	$15.30	Yes	$15.00	$15.70
May 11, 2007	304,730	$0.01	$16.00	Yes	$15.99	$15.99

Post—IPO
Fiscal year 2008	204,726	$0.01	$24.84

As of June 30, 2008, we had 1,093,503 shares outstanding. The aggregate intrinsic value of these outstanding shares as of June 30, 2008 was $11.9 million, of which $4.5 million related to 437,536 vested shares and $7.4 million related to 655,967 unvested shares. From the April 2006 acquisition date until our May 2007 initial public offering date, each time we granted equity awards to our employees, we determined the fair value of our aggregate equity, as well as the individual fair value of each of our preferred and common units. The terms of the preferred units provided that such units could be redeemed by us at any time at their redemption value, which was equal to the unreturned capital contributions made in respect of such preferred units, plus accrued and unpaid yield of 8% per annum. As a result, a significant portion of any subsequent increase in our aggregate equity value, as determined at each subsequent measurement date, was attributed to the common units as opposed to the preferred units. The fixed-return nature of the preferred units was demonstrated by the formula we used to convert our preferred units into shares of common stock in our corporate reorganization: the liquidation value of the preferred units plus accrued and unpaid yield divided by the initial public offering price.

We acquired CSG from ADP in 2006 based on a competitive auction process. We therefore believe that the enterprise value and aggregate equity value derived from this transaction were representative of their respective fair values. The enterprise fair value was validated by using market multiple and discounted cash flow methods. We used an internal rate of return, or IRR, method to allocate our aggregate equity value between our preferred and common units. The IRR method is similar to the Probability Weighted Expected Return Method described in the AICPA Audit and Accounting Practice Aid for Valuation of Privately-Held Company Equity Securities Issued as Compensation. We determined that the IRR method was the most appropriate method to use because it enabled us to directly determine the value of our preferred units based upon an expected return method using market rates, and thus, to allocate any remaining aggregate equity value to our common units. The IRR method is based upon the value we assign to various future outcomes or exit events. The per unit values are based on the probability weighted present value of expected future returns, considering each of the possible future outcomes available to us, as well as the rights of each class of our equity securities.

On April 13, 2006, using the IRR method described above, we determined that the value of each preferred unit was equal to $600.40 per unit and that the value of each common unit was equal to $2.94 per unit. We assumed a 5.2 year holding period based upon a hypothetical exit event in June 2011, which we considered reasonable at the time based on typical targeted holding periods for private equity funds. Because we had just acquired the CSG and assembled a new management team, we considered an exit event that is typical for private equity funds as the most appropriate outcome for us. We assigned a 100% probability to this expected outcome. A 19.0% IRR was targeted for the preferred units based on the median IRR of various preferred spread studies we determined to be relevant. Based on the targeted return for the preferred units, we derived an implied return on our common equity of 36.0%. The aggregate equity return was derived based on EBITDA exit multiples of 8.0x. These exit multiples were deemed appropriate based on comparable company multiples and our financial projections at the time. We determined that the aggregate equity return of approximately 27.2% was consistent with expected returns of financial sponsors in similar situations.

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

From May 11, 2007 through June 30, 2008, all equity awards were granted as a public company. Accordingly, all stock options granted after February 5, 2007 have an exercise price equal to the fair market value on the date of grant (i.e. the closing price of our common stock) and all restricted shares and units were granted at par value with the corresponding stock-based compensation charge tied to the fair market value on the date of grant.

Foreign currency translation. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars based on exchange rates in effect at the end of each period, and revenues and expenses are translated at average exchange rates during the periods. Functional currencies of significant foreign subsidiaries include Euros, British pounds, Swiss francs, and Canadian dollars. Currency transaction gains/(losses), which are included in the results of operations, totaled $4.8 million, ($0.1) million and $0.6 million in fiscal years 2008, 2007 and 2006, respectively. Gains or losses from balance sheet translation are included in stockholders’ equity within accumulated other comprehensive income on the consolidated balance sheets.

Internal use software. Expenditures for software purchases and software developed or obtained for internal use are capitalized and amortized over a three- to five-year period on a straight-line basis. For software developed or obtained for internal use, we capitalize costs in accordance with the provisions of SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Our policy provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal use computer software. In addition, we also capitalize certain payroll and payroll-related costs for employees who are directly associated with internal use computer software projects. The amount of capitalizable payroll costs with respect to these employees is limited to the time directly spent on such projects. Costs associated with preliminary project stage activities, training, maintenance, and all other post-implementation stage activities are expensed as incurred. We also expense internal costs related to minor upgrades and enhancements as it is impractical to separate these costs from normal maintenance activities.

Income taxes. We use the asset and liability method of accounting for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, income tax expenses or benefits are recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. We also account for any uncertain income tax positions in accordance with FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB statement. The measurement of current and deferred tax assets and liabilities are based on provisions of currently enacted tax laws. The effects of future enactments of changes in tax laws or rates are not contemplated.

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

As part of the process of preparing consolidated financial statements, we are required to estimate our income taxes and tax contingencies in each of the jurisdictions in which we operate prior to the completion and filing for tax returns for such periods. This process involves estimating actual current tax expense together with assessing temporary differences, or reversing book-tax differences, resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in net deferred tax assets and liabilities. We must then assess the likelihood that the deferred tax assets will be realizable and to the extent we believe that realizability does not meet the more likely than not standard, we must establish a valuation allowance. To the extent we establish a valuation allowance in a period, we must include a tax expense or benefit within the tax provision in the statement of operations unless a current year valuation allowance is allocated to an item of equity. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowances, which could impact our results of operations in the quarter in which such determination is made.

At June 30, 2008, our deferred tax assets of approximately $65.0 million are comprised of $33.0 million of net operating losses and the remainder to temporary differences. Approximately, $9.0 million and $22.0 million of our net operating losses are generated in the U.S. and the Netherlands, respectively, and are attributed primarily to interest expense under our debt agreements.

We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As a result of our analysis of all available evidence as of June 30, 2008, it was concluded that it was not “more likely than not” that the U.S. deferred tax assets would be realized and accordingly, a full valuation allowance was established against our U.S. net deferred tax assets in the amount of $27.1 million. We have established a full valuation allowance against our net operating losses in the Netherlands and as in the prior year we do not believe it is more likely than not that we will generate sufficient taxable income after interest expenses to realize the benefits of the Netherlands net operating losses within the nine-year carryforward period under Netherlands tax law.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements and also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Effective July 1, 2007, we adopted FIN No. 48 which required a $1,027,000 cumulative credit adjustment to decrease accumulated deficit.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for us beginning in the first quarter of fiscal year 2009. We are currently evaluating the effect that the adoption of SFAS No. 157 will have, if any, on our consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for us beginning in the first quarter of fiscal year 2009, although earlier adoption is permitted. We do not expect the adoption of this statement to have any material impact on our financial position or results of operations.

In March 2007, the FASB ratified EITF No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF No. 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee stock-based payment awards as an increase to additional paid-in capital. EITF No. 06-11 is effective for us beginning in the first quarter of fiscal year 2009. We do not expect that EITF No. 06-11 will have a material impact on our results of operations or cash flows.

In June 2007, the FASB ratified EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF No. 07-3”). EITF No. 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF No. 07-3 is effective, on a prospective basis, for us beginning in the first quarter of fiscal year 2009. We are currently evaluating the effect that the adoption of EITF No. 07-3 will have on our consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning in the first quarter of fiscal year 2010 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently assessing the potential impact that adoption of SFAS No. 160 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141(R) expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS No. 141(R) also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS No. 141(R) requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS No. 141 (R) is effective for us beginning in the first quarter of fiscal year 2010 with early adoption prohibited. We are currently evaluating the effect that the implementation of SFAS No. 141(R) will have on our consolidated financial statements for future acquisitions.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning in fiscal year 2010, with early application permitted. We are currently evaluating the disclosure implications of this statement.

In April 2008, the FASB released FASB Staff Position 142-3, Determination of the Useful Life of Intangible Assets (“SFAS No.142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of the statement is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) and other U.S. generally accepted accounting principles. SFAS No. 142-3 is effective as of the beginning of our fiscal year 2010. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 142-3 will have on our consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect the adoption of SFAS No. 162 to have a material effect on our consolidated results of operations and financial condition.

Results of Operations

The table below sets forth our results of operations data expressed as a percentage of revenues for the periods indicated:

	Fiscal Years Ended June 30,
	2008	2007	2006 (Acquisition pro forma)
Revenues	100.0%	100.0%	100.0%
Cost of revenues:
Operating expenses	24.4	29.3	30.2
Systems development and programming costs	12.3	13.8	15.0

Total cost of revenues (excluding depreciation and amortization)	36.7	43.1	45.2
Selling, general & administrative expenses	28.6	28.5	25.8
Depreciation and amortization	17.6	22.1	28.4
Restructuring charges	2.5	1.3	0.6
Interest expense	8.5	14.8	16.6
Other (income) expense—net	(1.7)	6.7	(0.3)

Income (loss) before provision for income taxes and minority interests	7.8	(16.5)	(16.3)
Income tax provision (benefit)	6.4	(0.2)	0.2
Minority interest in net income of consolidated subsidiaries	1.3	0.9	1.0

Net income (loss) from continuing operations	0.1%	(17.2%)	(17.5%)

The table below sets forth statement of operations data, including the amount and percentage changes for the periods indicated:

	Fiscal Years Ended June 30,			Fiscal Year 2008 to Fiscal Year 2007 Change		Fiscal Year 2007 to Fiscal Year 2006 Change
	2008	2007	2006 (Acquisition pro forma)	$	%	$	%
	(dollars in thousands)
Revenues	$539,853	$471,960	$430,230	$67,893	14.4%	$41,730	9.7%
Cost of revenues:
Operating expenses	131,715	138,345	129,834	(6,630)	(4.8)	8,511	6.6
Systems development and programming costs	66,666	65,041	64,357	1,625	2.5	684	1.1

Total cost of revenues (excluding depreciation and amortization)	198,381	203,386	194,191	(5,005)	(2.5)	9,195	4.7
Selling, general and administrative expenses	154,532	134,545	110,950	19,987	14.9	23,595	21.3
Depreciation and amortization	95,266	104,419	122,560	(9,153)	(8.8)	(18,141)	(14.8)
Restructuring charges	13,286	6,049	2,403	7,237	119.6	3,646	151.7
Interest expense	45,730	69,681	71,388	(23,951)	(34.4)	(1,707)	(2.4)
Other (income) expense—net	(9,518)	31,509	(1,233)	(41,027)	(130.2)	32,742	(2,655.5)

Income (loss) before provision for income taxes and minority interest	42,176	(77,629)	(70,029)	119,805	154.3	(7,600)	(10.9)
Income tax provision (benefit)	34,335	(773)	957	35,108	(4,541.7)	(1,730)	(180.8)
Minority interest in net income of consolidated subsidiaries	7,243	4,050	4,389	3,193	78.9	(339)	(7.7)

Net income (loss) from continuing operations	$598	$(80,906)	$(75,375)	$81,504	100.7%	$(5,531)	(7.3)%

Amounts and percentages in the above table and throughout our discussion and analysis of financial conditions and results of operations may reflect rounding adjustments.

Revenues

Fiscal Year 2008 vs. Fiscal Year 2007. In fiscal year 2008, revenues increased $67.9 million, or 14.4% (6.0% after adjusting for currency), due to higher revenues in both our EMEA and Americas segments. Our EMEA revenues increased $54.1 million, or 19.3% (7.4% after adjusting for currency), to $334.2 million due to a $33.5 million increase in the value of the Euro and other currencies versus the U.S. dollar and a $20.6 million growth in transaction and subscription revenues in several countries from both existing and new customers. Our Americas revenues increased $13.8 million, or 7.2% (4.0% after adjusting for currency), to $205.7 million due to a $6.2 million increase in value of the non U.S. Americas currencies versus the U.S. dollar and a $7.6 million growth in transaction and subscription revenues in the U.S., Canada, Brazil and Mexico, partially offset by the loss of several U.S. insurance customer contracts and a reduction in contract pricing terms given to a large U.S. insurance customer. The Americas revenues in fiscal year 2007 included $5.9 million from a shared services contract that terminated in April 2007. Excluding the $5.9 million of shared services revenues for fiscal year 2007, Americas revenues increased $19.7 million, or 10.6% (7.3% after adjusting for currency).

Fiscal Year 2007 vs. Fiscal Year 2006. In fiscal year 2007, revenues increased $41.7 million, or 9.7% (5.2% after adjusting for currency), due to higher revenues in both our EMEA and Americas segments. Our EMEA revenues increased $36.8 million, or 15.1% (7.8% after adjusting for currency), to $280.1 million due to a $17.9 million increase in the value of the Euro and other currencies versus the U.S. dollar and a $15.4 million growth in transaction and subscription revenues in several countries from both existing as well as several new customers, and a $3.5 million increase resulting from the completion of a small acquisition in the Netherlands. Our Americas revenues increased $4.9 million, or 2.6% (2.0% after adjusting for currency), to $191.8 million due to a $1.3 million increase in value of the non U.S. Americas currencies versus the U.S. dollar and a $3.6 million growth in transaction and subscription revenues in the U.S., Canada, Brazil and Mexico, partially offset by the loss of several significant U.S. insurance customer contracts, and a reduction in contract pricing terms given to a large U.S. insurance customer.

Revenue growth for each of our customer categories was as follows:

	Fiscal Years Ended June 30,
	2008		2007
Customer category	Revenue Growth	Percentage Change	Revenue Growth	Percentage Change
Insurance companies	$12.4	6.0%	$14.9	7.7%
Collision repair facilities	42.0	25.9	19.6	13.7
Independent assessors	12.4	27.6	4.6	11.4
Automotive recyclers and other	1.1	1.9	2.6	4.8

Total	$67.9	14.4%	$41.7	9.7%

Operating expenses

Fiscal Year 2008 vs. Fiscal Year 2007. In fiscal year 2008, operating expenses decreased $6.6 million, or 4.8% (10.9% after adjusting for currency), due to lower operating expenses in the Americas segment, partially offset by higher operating expenses in the EMEA segment. Operating expenses decreased $8.8 million, or 13.0% (14.3% after adjusting for currency), in our Americas segment due principally to a $6.6 million decrease in personnel costs, a $1.8 million dollar decrease in distribution costs, and a $0.9 million decrease in third party license and royalty fees, partially offset by a $0.9 million increase in the value of the non U.S. Americas currencies versus the U.S. dollar. Operating expenses increased $2.2 million, or 3.1% (a 7.6% decrease after adjusting for currency), in our EMEA segment due principally to a $7.5 million increase in the value of the Euro and other currencies versus the U.S. dollar and a $3.0 million increase in third party license and royalty costs, partially offset by a $5.9 million decrease in data center and external support and maintenance costs and a $1.4 million decrease in personnel costs.

Fiscal Year 2007 vs. Fiscal Year 2006. In fiscal year 2007, operating expenses increased $8.5 million, or 6.6% (3.0% after adjusting for currency), due to higher operating expenses in both our EMEA and Americas segments. Operating expenses increased $0.9 million, or 1.4% (1.1% after adjusting for currency), in our Americas segment due principally to a $0.7 million increase in third party license and royalty fees and $0.2 million increase in the value of the non U.S. Americas currencies versus the U.S. dollar. Operating expenses increased $7.6 million, or 12.1% (5.1% after adjusting for currency), in our EMEA segment due principally to a $4.4 million increase in the value of the Euro and other currencies versus the U.S. dollar, a $4.5 million increase in data center and external support and maintenance costs and a $0.8 million increase in third party license and royalty costs, partially offset by a $1.7 million decrease in personnel costs.

We continually evaluate our operating costs in order to identify inefficiencies and eliminate unnecessary costs. We anticipate that, although our operating expenses will continue to increase, they are expected to decline as a percentage of revenues.

Systems development and programming costs

Fiscal Year 2008 vs. Fiscal Year 2007. In fiscal year 2008, systems development and programming costs, or SD&P, increased $1.6 million, or 2.4% (a 4.3% decrease after adjusting for currency), due to higher SD&P in both our EMEA and Americas segments. SD&P increased $0.2 million, or 0.7% (a 0.5% decrease after adjusting for currency), in our Americas segment due to a $0.3 million increase in the value of the non U.S. Americas currencies versus the U.S. dollar, a $0.6 million increase in consulting associated with the development of software updates and new software releases, partially offset by a $0.7 million decrease in personnel costs. SD&P increased $1.4 million, or 3.5% (a 6.9% decrease after adjusting for currency), in our EMEA segment due principally to a $4.1 million increase in the value of the Euro and other currencies versus the U.S. dollar, a $0.7 million increase in consulting associated with the development of software updates and new software releases, partially offset by a $3.4 million decrease in personnel costs.

Fiscal Year 2007 vs. Fiscal Year 2006. In fiscal year 2007, SD&P increased $0.7 million, or 1.1% (a 2.5% decrease after adjusting for currency), due to an increase in costs in our EMEA segment, partially offset by a reduction in costs in our Americas segment. SD&P increased $3.6 million, or 10.2% (4.0% after adjusting for currency), in our EMEA segment due principally to a $2.2 million increase in the value of the Euro and other currencies versus the U.S. dollar and a $1.4 million increase related to additional expenses associated with the development of software updates and new software releases. The lower costs of $2.9 million, or 10.1% (10.5% after adjusting for currency), in our Americas segment were due principally to reductions in the number of full-time systems development and programming personnel and lower external software consultant costs.

Our SD&P costs fluctuate based upon the levels of activity related to and timing of product releases. We expect our SD&P costs to remain relatively stable.

Selling, general and administrative expenses.

Fiscal Year 2008 vs. Fiscal Year 2007. In fiscal year 2008, selling, general and administrative expenses, or SG&A, increased $20.0 million, or 14.9% (8.7% after adjusting for currency), due to a $8.3 million increase in the value of foreign currencies versus the U.S. dollar and a $5.3 million increase in consulting fees for our first year Sarbanes-Oxley efforts to comply with Section 404 of the Act, a $2.5 million increase in stock-based compensation expense, and an increase of $3.9 million in personnel costs and professional fees, including tax services.

Fiscal Year 2007 vs. Fiscal Year 2006. In fiscal year 2007, SG&A increased $23.6 million, or 21.3% (16.9% after adjusting for currency), due to a $4.8 million increase in the value of foreign currencies versus the U.S. dollar and increased costs of $18.8 million relating to professional and legal fees, facilities costs, and severance and acquisition transition costs. A portion of these costs increases in our EMEA segment were the result of our expansion efforts into new markets, such as Eastern Europe, India and China.

We expect some of these expenses to continue to increase as we incur additional costs associated with being a public company and as we continue to expand our business into new markets.

Depreciation and amortization

Fiscal Year 2008 vs. Fiscal Year 2007; Fiscal Year 2007 vs. Fiscal Year 2006. In fiscal years 2008 and 2007, depreciation and amortization decreased by $9.2 million and $18.1 million, respectively, primarily due to lower intangibles amortization expense resulting from the April 2006 acquisition. We amortized these intangible assets on an accelerated basis to reflect the pattern in which economic benefits of the intangible assets are consumed. Although we expect to experience significant depreciation and amortization in the future as we amortize intangible assets purchased in the April 2006 acquisition, we anticipate that the amount of total depreciation and amortization expense will continue to decline over the next several years.

Restructuring charges

Fiscal Year 2008 vs. Fiscal Year 2007; Fiscal Year 2007 vs. Fiscal Year 2006. In fiscal years 2008 and 2007, we incurred restructuring charges of $13.3 million and $6.0 million, respectively, that followed operational reviews conducted after the April 2006 acquisition. These charges relate almost entirely to one-time termination benefits. We expect to recoup the costs associated with these restructuring charges through realization of savings within 12 to 24 months of implementation. We expect to incur additional restructuring charges, relating primarily to severance costs, as we work to improve efficiencies in our business.

Interest expense

Fiscal Year 2008 vs. Fiscal Year 2007; Fiscal Year 2007 vs. Fiscal Year 2006. In fiscal year 2008, interest expense decreased $24.0 million due to lower borrowings under our credit facilities, which were in part due to the refinancing transactions completed on May 16, 2007 in conjunction with our initial public offering. In fiscal year 2007, interest expense decreased $1.7 million due to lower borrowings under our credit facilities, which were in part due to the refinancing transactions. We expect that our annual interest expense will continue to decrease as we repay outstanding indebtedness.

Other (income) expense, net

Fiscal Year 2008 vs. Fiscal Year 2007; Fiscal Year 2007 vs. Fiscal Year 2006. In fiscal year 2008, other (income) expense, net decreased $41.0 million due to lower borrowings under our credit facilities, which were in part due to the May 2007 refinancing transactions. In fiscal year 2007, other (income) expense, net increased $32.7 million due to a $35.7 million write-off of deferred financing fees associated with our prior credit facilities that were amended and restated in May 2007 in conjunction with our initial public offering, offset by lower net realized and unrealized losses on our derivative instruments and other (income) and expenses.

Income tax provision

Fiscal Year 2008 vs. Fiscal Year 2007; Fiscal Year 2007 vs. Fiscal Year 2006. In fiscal year 2008, we recorded an income tax expense of $34.3 million, which resulted in an effective tax rate of 81.4%. The increase in effective tax rate from the prior year was attributed to our establishment of a full valuation allowance against our U.S. net deferred tax assets based on analysis of all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. The effective tax rate is reduced by benefit attributable to foreign income taxed at lower rates and tax credits generated during the year.

In fiscal year 2007, we recorded an income tax benefit of $0.8 million. Factors that impact our income tax provision include (but are not limited to) the mix of jurisdictional earnings, establishment of valuation allowances in certain jurisdictions, and varying jurisdictional income tax rates that are applied.

Liquidity and Capital Resources

Prior to the April 2006 acquisition, our predecessor’s principal sources of liquidity were capital contributions from ADP and cash generated from operations. Since the April 2006 acquisition, our principal sources of cash have included cash generated from operations, proceeds from our May 2007 initial public offering and bank borrowings. Our principal uses of cash have included debt service, capital expenditures and working capital. We expect that these will remain our principal uses of cash in the future; however, we may use cash to pursue additional acquisitions. We expect our cash needs to service debt will decrease in future periods as a result of the application of proceeds from the refinancing transactions completed in conjunction with our initial public offering which were used to repay debt.

We believe that cash flow from operating activities and borrowings under our amended and restated senior credit facility will be sufficient to fund currently anticipated working capital, planned capital spending and debt service requirements for at least the next twelve months. We regularly review acquisition and other strategic opportunities, which may require additional debt or equity financing. In July 2008, we acquired UC Universal Consulting Software GmbH, a leading provider of software and services to collision repair facilities in Germany for approximately €2.5 million ($4.0 million). We currently do not have any material pending agreements with respect to any other acquisition or strategic opportunity.

Cash and Cash Equivalents

As of June 30, 2008, we had cash and cash equivalents of $149.3 million. We fund our operations, working capital and capital expenditures with our cash on hand and short-term borrowings under our credit facility. Our cash on hand and short-term borrowings vary significantly based on our cash flows as set forth below.

Cash Flows

The following summarizes our primary sources and uses of cash in the periods presented:

	Amount Changed from		Fiscal Years Ended June 30,
	2007 to 2008	2006 to 2007	2008	2007	2006
	(in thousands)
Operating activities	$71,324	$722	$117,402	$46,078	$45,356
Investing activities	$22,372	$894,964	$(19,135)	$(41,507)	$(936,471)
Financing activities	$(44,990)	$(984,310)	$(51,346)	$(6,356)	$977,954

Operating activities. The $71.3 million increase in cash provided by operating activities during fiscal year 2008 was primarily the result of an increase in net income partially offset by a decrease in the non-cash adjustments, such as depreciation and amortization and loss on debt extinguishment, to reconcile net loss to cash, and by the changes in operating assets and liabilities.

Investing activities. The $22.4 million decrease in cash used for investing activities in fiscal year 2008 included a decrease capital expenditures of $8.4 million, consisting of computers, computer software, leasehold improvements and furniture and fixtures, and a decrease due to the final working capital adjustment for the acquisition of CSG.

Financing activities. The $45.0 million increase in cash used in financing activities during fiscal year 2008 was primarily due to fiscal year 2007 cash provided by our initial public offering which was partially offset by the reduction of debt and by fiscal year 2008 voluntary debt principal payments.

Amended and Restated Senior Credit Facility

In connection with our initial public offering, we entered into an amended and restated senior credit facility. Our amended and restated senior credit facility consists of a $50.0 million revolving credit facility, a $230.0 million U.S. term loan and a €280.0 million European term loan. As of June 30, 2008, we had $0 million, $218.7 million and $412.2 million (€261.1 million) in outstanding loans under the revolving credit facility, U.S. term loan and European term loan, respectively, with interest rates of 5.052%, 4.788% and 6.995%, respectively. As of June 30, 2007, we had $8.1 million, $229.4 million and $375.8 million (€279.3 million) in outstanding loans under the revolving credit facility, U.S. term loan and European term loan, respectively, with interest rates of 6.375%, 7.360% and 6.164%, respectively. The amended and restated senior credit facility contains a leverage ratio, which is applicable only to the revolving loans and applies only if at least $10.0 million of revolving loans, net of outstanding letters of credit, are outstanding for at least 10 days during the prior fiscal quarter.

In addition, the amended and restated senior credit facility contains covenants restricting us from undertaking specified corporate actions, including asset dispositions, acquisitions, payment of dividends and other specified payments, changes of control, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates.

Contractual Obligations and Commercial Commitments

The following table reflects our contractual obligations as of June 30, 2008:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Long-term debt obligations(1)	$848,484	$40,832	$83,047	$88,203	$636,402
Software license and other obligations(2)	16,424	13,078	3,071	229	46
Operating lease obligations(3)	59,664	14,296	21,067	14,873	9,428

Total	$924,572	$68,206	$107,185	$103,305	$645,876

(1)	Represents principal maturities for the amended and restated senior credit facility loans and includes the effects of interest and interest rate swaps.
(2)	Other obligations include financed software and equipment, capital leases and purchase commitments.
(3)	Operating lease obligations include rental commitments under real property leases and equipment leases.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements comprise our operating leases. As of June 30, 2008, we had no outstanding letters of credit.

Inflation and Seasonality

We believe inflation has not had a material effect on our financial condition or results of operations in recent years. Our business does not experience any material level of seasonality.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk when we enter into either a purchase or sale transaction using a currency other than our functional currency. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our consolidated financial statements. Exchange rates between these currencies and U.S. dollars have fluctuated significantly over the last few years and may continue to do so in the future. A substantial portion of our revenues and costs are denominated in or effectively indexed to U.S. dollars, but the majority of our revenues and costs are denominated in Euros, British pounds, Swiss francs, Canadian dollars and other currencies. Historically, we have not undertaken hedging strategies to minimize the effect of currency fluctuations on our results of operations and financial condition; however, we may decide this is necessary in the future. A hypothetical 1% increase or decrease in each of our foreign currencies versus the U.S. dollar would have resulted in a $5.2 million change to revenue on an annualized basis.

Interest Rate Risk

We are exposed to interest rate risks primarily through borrowings under our revolving loan arrangement and term loans. Interest on these borrowings is based upon variable interest rates. Our weighted-average borrowings outstanding under the revolving loan arrangement and term loans during fiscal year 2008 was $634.2 million and the weighted-average interest rate in effect at June 30, 2008 was 6.75%. We terminated the interest rate collar related to our old senior credit agreement on December 18, 2006. Based on the foregoing, a hypothetical 1% increase or decrease in interest rates would have resulted in a $6.0 million change to our interest expense in fiscal year 2008.

During fiscal year 2006, we entered into two interest rate swaps with maturities on July 13, 2011. One swap had a notional amount of $195.0 million and required us to pay a fixed rate of 5.35%. The other swap had a notional amount of €368.4 million and required us to pay, on a quarterly basis, a fixed rate of 3.72%. These swaps had an estimated fair value of $1.1 million as of June 30, 2006, and we recognized an increase in fair value of $1.1 million during fiscal 2006. During fiscal year 2007, we recognized net gains of $6.7 million in other (income) related to these swaps, which were terminated on June 25, 2007 for a total cash settlement of $7.7 million.

Effective on June 29, 2007, we entered into three USD-based interest rate swaps with notional amounts of $50.0 million, $81.0 million and $75.0 million and maturities on June 30, 2011, which require us to pay fixed rates of 5.445%, 5.418% and 5.445%, respectively. We also entered into three Euro-based interest rate swaps with notional amounts of €69.8 million, €50.0 million, and €60.0 million and maturities on June 30, 2011, which require us to pay fixed rates of 4.603%, 4.679%, and 4.685%, respectively. These interest rate swaps are designated and documented at the inception of the hedge as cash flow hedges and are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income/(loss) in stockholders’ equity and reclassified into earnings when the hedged transaction affects earnings. The ineffective portion on these cash flow hedges is recognized as other (income)/expense. The estimated fair values of $8.7 million and $0.8 million on USD-based swaps and (€1.7) million/ ($2.7) million and €0.4 million/ $0.6 million on Euro-based swaps was recorded in other assets and liabilities in the consolidated balance sheet as of June 30, 2008 and 2007, respectively. The current year-to-date change, net of tax, in the fair value of these swaps of $5.5 million reflects the effective portion of loss on these hedges and is reported as a component of Accumulated other comprehensive income in stockholders’ equity.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

We incorporate the information required for this item by reference to the financial statements listed in Item 15(a) of Part IV of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Attached as Exhibits 31.1 and 31.2 to this Form 10-K are certifications of Solera’s Chief Executive Officer and Chief Financial Officer, which are required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

Management’s Evaluation of Disclosure Controls and Procedures.

We have established disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation as of June 30, 2008, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Limitations on the Effectiveness of Disclosure Controls and Procedures.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Solera have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls.

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the fourth quarter of fiscal year 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the Company. As part of that process, as of June 30, 2008, the end of the fiscal year covered by this Annual Report on Form 10-K, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an assessment of the effectiveness of our internal control over financial reporting. The assessment was conducted following the framework in Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control—Integrated Framework (1992). The assessment did not identify any material weaknesses in our internal control over financial reporting and our management concluded that our internal control over financial reporting was effective as of June 30, 2008. The independent registered public accounting firm that audited our financial statements contained in this Annual Report on Form 10-K has issued an attestation report on the effectiveness of our internal control over financial reporting as of June 30, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Solera Holdings, Inc.

San Diego, California

We have audited the internal control over financial reporting of Solera Holdings, Inc. and subsidiaries (the “Company”) as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2008, of the Company and our report dated August 28, 2008, expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the adoption of Financial Accounting Standards Board (FASB) Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement

Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) on June 30, 2007, FASB Statement No. 123(R), Share-Based Payment, on July 1, 2006, and FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 on July 1, 2007.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

August 28, 2008.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 will be set forth in our proxy statement to be filed with the SEC in connection with our 2008 annual meeting of stockholders (the “Proxy Statement”) or in a future amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

We have adopted a Conflict of Interest and Code of Conduct Policy that applies to all officers, directors and employees. The Conflict of Interest and Code of Conduct Policy is available for free on our website at www.solerainc.com under “Investor Relations.” If we make any substantive amendments to the Conflict of Interest and Code of Conduct Policy or grant any waivers from a provision of the Conflict of Interest and Code of Conduct Policy to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, we will promptly disclose the nature of the amendment or waiver on our website or in a Current Report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item 11 will be set forth in our Proxy Statement or in a future amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 will be set forth in our Proxy Statement or in a future amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 will be set forth in our Proxy Statement or in a future amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 will be set forth in our Proxy Statement or in a future amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements.

Page
Solera Holdings, Inc.—Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at June 30, 2008 and 2007	F-3

Consolidated Statements of Operations for each of the three fiscal years ended June 30, 2008	F-4

Consolidated Statements of Stockholders’/Unitholders’ Equity (Deficit) and Accumulated Other Comprehensive Income for each of the three fiscal years ended June 30, 2008	F-5

Consolidated Statements of Cash Flows for each of the three fiscal years ended June 30, 2008	F-6

Notes to Consolidated Financial Statements	F-7

Page
Combined Financial Statements of Claims Services Group

Independent Auditors’ Report	F-35

Combined Balance Sheets as of June 30, 2004 and 2005	F-36

Statements of Combined Earnings for the years ended June 30, 2004 and 2005, and for the period from July 1, 2005 through April 13, 2006	F-37

Statements of Combined Group Equity for the years ended June 30, 2004 and 2005, and for the period from July 1, 2005 through April 13, 2006	F-38

Statements of Combined Cash Flows for the years ended June 30, 2004 and 2005, and for the period from July 1, 2005 through April 13, 2006	F-39

Notes to Combined Consolidated Financial Statements	F-40

(a) (2) Financial Statement Schedules. All schedules have been omitted because they are not required or applicable or the information is included in the consolidated financial statements or notes thereto.

(a) (3) Exhibits. The list of exhibits in the Exhibit Index to this Annual Report on Form 10-K is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 28, 2008.

SOLERA HOLDINGS, INC.

/s/ Tony Aquila
By: Tony Aquila
Its: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signatures		Date

/s/ Tony Aquila Tony Aquila	Chairman of the Board, Chief Executive Officer and President (principal executive officer)	August 28, 2008

/s/ Jack Pearlstein Jack Pearlstein	Chief Financial Officer, Treasurer and Secretary (principal financial and accounting officer)	August 28, 2008

/s/ Philip A. Canfield Philip A. Canfield	Director	August 28, 2008

/s/ Roxani Gillespie Roxani Gillespie	Director	August 28, 2008

/s/ Stuart J. Yarbrough Stuart J. Yarbrough	Director	August 28, 2008

/s/ Jerrell W. Shelton Jerrell W. Shelton	Director	August 28, 2008

SOLERA HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Page
Solera Holdings, Inc.—Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at June 30, 2008 and 2007	F-3

Consolidated Statements of Operations for each of the three fiscal years ended June 30, 2008	F-4

Consolidated Statements of Stockholders’/Unitholders’ Equity (Deficit) and Accumulated Other Comprehensive Income for each of the three fiscal years ended June 30, 2008	F-5

Consolidated Statements of Cash Flows for each of the three fiscal years ended June 30, 2008	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Solera Holdings, Inc.

San Diego, California

We have audited the accompanying consolidated balance sheets of Solera Holdings, Inc. and subsidiaries (the “Company”) as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’/unitholders’ equity (deficit) and accumulated other comprehensive income, and cash flows for each of the three years in the period ended June 30, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11 to the consolidated financial statements, the Company: (1) on June 30, 2007, changed its method of accounting for defined benefit pension and other postretirement plans upon the adoption of Financial Accounting Standards Board (“FASB”) Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) and (2) effective July 1, 2006, adopted FASB Statement No. 123(R), Share-Based Payment. In addition as discussed in Note 13 to the consolidated financial statements, effective July 1, 2007, the Company adopted the recognition and measurement provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB statement No. 109.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 28, 2008, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

August 28, 2008

SOLERA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$149,311	$89,868
Accounts receivable—net	95,843	85,543
Other receivables	9,784	9,297
Other current assets	18,314	16,901
Deferred income tax assets	4,802	3,248

Total current assets	278,054	204,857
Property and equipment—net	49,243	51,485
Other assets	22,980	11,625
Long term deferred income tax assets	5,162	23,835
Goodwill	646,098	569,165
Intangible assets—net	330,218	362,986

Total assets	$1,331,755	$1,223,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,191	$25,571
Accrued expenses and other current liabilities	103,597	89,240
Income taxes payable	12,449	13,995
Deferred income tax liabilities	842	1,076
Current portion of long-term debt	6,336	14,140

Total current liabilities	155,415	144,022
Long-term debt	624,570	599,128
Other liabilities	33,475	25,378
Long-term deferred income tax liabilities	36,558	42,922

Total liabilities	850,018	811,450
Commitments and contingencies (Note 14)
Minority interests in consolidated subsidiaries	15,429	11,229

Stockholders’ equity:
Common Shares, $0.01 par value : 150,000,000 shares authorized; and 64,816,018 and 64,813,563 issued and outstanding as of June 30, 2008 and 2007, respectively	510,900	505,939
Accumulated deficit	(110,157)	(111,687)
Accumulated other comprehensive income	65,565	7,022

Total stockholders’ equity	466,308	401,274

Total liabilities and stockholders’ equity	$1,331,755	$1,223,953

See accompanying notes to consolidated financial statements.

SOLERA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share and per unit data)

	Fiscal Years Ended June 30,
	2008	2007	2006
Revenues	$539,853	$471,960	$95,084

Cost of revenues:
Operating expenses	131,715	138,345	29,013
Systems development and programming costs	66,666	65,041	15,080

Total cost of revenues (excluding depreciation and amortization)	198,381	203,386	44,093
Selling, general and administrative expenses	154,532	134,545	27,105
Depreciation and amortization	95,266	104,419	23,571
Restructuring charges	13,286	6,049	2,871
Interest expense	45,730	69,681	14,842
Other (income) expense—net	(9,518)	31,509	1,836

	497,677	549,589	114,318

Income (loss) before provision for income tax (benefit) and minority interests	42,176	(77,629)	(19,234)
Income tax provision (benefit)	34,335	(773)	(1,268)
Minority interest in net income of consolidated subsidiaries	7,243	4,050	921

Net income (loss)	598	(80,906)	(18,887)
Dividends and redeemable preferred unit accretion	—	14,614	88,789

Net income (loss) allocable to common stockholders/unitholders	$598	$(95,520)	$(107,676)

Net income (loss) allocable to common stockholders/unitholders per share/unit:
Basic	$0.01	$(2.82)	$(6.34)
Diluted	$0.01	$(2.82)	$(6.34)

Weighted average shares/units used in the calculation of net income (loss) per share/unit allocable to common stockholders/unitholders:
Basic	63,500	33,865	16,978
Diluted	64,737	33,865	16,978
Pro forma net income (loss) data (unaudited)—Note 1
Net income (loss) allocable to common stockholders/unitholders as reported		$(95,520)	$(107,676)
Pro forma adjustment for income tax provision (benefit)		(956)	(1,561)

Pro forma net income (loss) allocable to common stockholders/unitholders		$(94,564)	$(106,115)

Pro forma basic and diluted net income (loss) allocable to common stockholders/unitholders per common share/unit		$(2.79)	$(6.25)
Weighted average shares/units used in pro forma basic and diluted net income (loss) allocable to common stockholders/unitholders per common share/unit		33,865	16,978

See accompanying notes to consolidated financial statements.

SOLERA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’/UNITHOLDERS’ EQUITY (DEFICIT) AND

ACCUMULATED OTHER COMPREHENSIVE INCOME

(In thousands)

	Common Shares		Class A Common Units		Deferred Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Units	Amount
Balance at—June 30, 2005	—	—	15,595	4,254	—	—	(740)	3,514
Issuance of Class A Common Units, net of issuance costs of $930	—	—	15,452	89,442	—	—	—	89,442
Deferred unit-based compensation	—	—	—	—	(1,807)	—	—	(1,807)
Amortization of deferred unit-based compensation	—	—	—	—	361	—	—	361
Dividend	—	—	—	(3,605)	—	—	—	(3,605)
Accretion of redeemable preferred units	—	—	—	(85,184)	—	—	—	(85,184)
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(18,887)	(18,887)
Foreign currency translation adjustments	—	—	—	—	—	3,763	—	3,763

Total comprehensive loss	—	—	—	—	—	—	—	(15,124)

Balance at—June 30, 2006	—	—	31,047	4,907	(1,446)	3,763	(19,627)	(12,403)
Cumulative effect of adopting SFAS No.123(R)	—	—	—	(1,446)	1,446	—	—	—
Adjustment to adopt SFAS No.158, net of tax						(492)		(492)
Unit-based compensation	—	—	—	673	—	—	—	673
Stock-based compensation		1,669			—	—	—	1,669
Dividend	—	—	—	(4,071)	—	—	(10,543)	(14,614)
Issuance of Class A Common Units	—	—	675	203	—	—	—	203
Repurchase and retirement of LLC units	—	—	(89)	(266)	—	—	(611)	(877)
Conversion of Class A Common Units into Common Shares	31,633	—	(31,633)	—	—	—	—	—
Conversion of Class B Redeemable Preferred Units into Common Shares	13,890	222,479	—	—	—	—	—	222,479
Issuance of Common Stock from initial public offering, net of issuance costs of $25,410	19,200	281,790	—	—	—	—	—	281,790
Issuance of Common Stock (May 11 grants)	90	1	—	—	—	—	—	1
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(80,906)	(80,906)
Foreign currency translation adjustments	—	—	—	—	—	4,816	—	4,816
Unrealized net loss on derivative instruments, net of tax					—	(1,065)		(1,065)

Total comprehensive loss	—			—	—	—	—	(77,155)

Balance at—June 30, 2007	64,814	$505,939	—	$—	$—	$7,022	$(111,687)	$401,274

Repurchase of commons shares	(84)	(17)	—	—	—	—	(95)	(112)
Stock-based compensation	—	4,848	—	—	—	—	—	4,848
Cumulative effect of adopting FIN No.48	—	—	—	—	—	—	1,027	1,027
Reversal of previously accrued equity issuance cost	—	24	—	—	—	—	—	24
Employee stock purchase plan	6	105	—	—	—	—	—	105
Issuance of Common Stock	80	1	—	—	—	—	—	1
Components of comprehensive income:
Net income	—	—	—	—	—	—	598	598
Foreign currency translation adjustments	—	—	—	—	—	58,746	—	58,746
Unrealized net loss on derivative instruments, net of tax	—	—	—	—	—	(5,474)	—	(5,474)
Unrealized income from SFAS No.158, net of tax	—	—	—	—	—	5,271	—	5,271

Total comprehensive income	—	—	—	—	—	—	—	59,141

Balance at—June 30, 2008	64,816	$510,900	—	$—	$—	$65,565	$(110,157)	$466,308

See accompanying notes to consolidated financial statements.

SOLERA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years Ended June 30,
	2008	2007	2006
Operating activities:
Net income (loss)	$598	$(80,906)	$(18,887)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	95,266	104,419	23,571
Minority interests in net income of consolidated subsidiaries	7,243	4,050	921
Provision (recovery) for doubtful accounts	890	(193)	69
Stock/unit-based compensation	4,848	2,343	361
Deferred income taxes	4,615	(21,844)	(5,847)
Change in fair value of financial instrument	(832)	(1,544)	2,850
Accrued interest on mezzanine loan	—	—	2,639
Loss on debt extinguishment	—	28,691	—
Other	280	558	368
Changes in operating assets and liabilities—net of effects from acquisition of businesses:
(Increase) decrease in accounts receivable	(1,961)	(18,962)	3,540
(Increase) decrease in other assets	(10,152)	8,343	(8,044)
Increase in accounts payable	3,409	10,695	3,487
Increase in accrued expenses and other liabilities	13,269	20,324	28,922
Increase (decrease) in accrued interest	(71)	(9,896)	11,406

Net cash provided by operating activities	117,402	46,078	45,356

Investing activities:
Capital expenditures	(18,821)	(27,230)	(4,112)
Final working capital payment adjustment for acquisition of business	—	(13,167)	—
Purchase of foreign currency exchange option	—	—	(7,912)
Investment in joint venture and acquisitions of business—net of cash acquired	(314)	(1,110)	(924,447)

Net cash used in investing activities	(19,135)	(41,507)	(936,471)

Financing activities:
Proceeds from issuance of debt	—	610,688	821,017
Debt issuance costs	—	(4,393)	(31,782)
Principal payments on financial asset acquisitions	(4,907)	(3,740)	—
Borrowings from revolving credit facility		12,814	—
Repayments under revolving credit facility	(8,548)	(16,000)	(16,946)
Repayments of long-term debt	(37,779)	(887,607)	—
Premium on prepayment of long term debt	—	(6,975)	—
Proceeds from termination of interest rate swaps	—	7,741	—
Proceeds from sale of Class A common units—net of offering costs	—	203	87,635
Proceeds from sale of Class B redeemable preferred units—net of offering costs	—	—	118,030
Repurchase of Class A common and Class B redeemable preferred units	—	(877)	—
Proceeds from sale of Common shares, net of offering costs	—	281,790	—
Repurchase of common shares	(112)	—	—

Net cash (used in) provided by financing activities	(51,346)	(6,356)	977,954

Effect of foreign currency exchange rate changes on cash and cash equivalents	12,522	2,827	(2,245)

Net change in cash and cash equivalents	59,443	1,042	84,594
Cash and cash equivalents—Beginning of period	89,868	88,826	4,232

Cash and cash equivalents—End of period	$149,311	$89,868	$88,826

Supplemental cash flow information
Dividends and redeemable preferred share accretion	$—	$14,614	$88,789
Cash paid for interest	$44,913	$66,806	$—
Supplemental disclosure of non-cash investing and finance activities:
Capital assets financed	$3,735	$9,618	$34
Conversion of Class B redeemable preferred units into common shares	$—	$222,479	$—

See accompanying notes to consolidated financial statements.

SOLERA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

Solera was formed in March 2005. In April 2006, Solera acquired the Claims Services Group (“CSG”), a business unit of Automatic Data Processing, Inc. (“ADP”), for approximately $1.0 billion. Prior to the acquisition of CSG, Solera’s operations consisted primarily of developing its business plan, recruiting personnel, providing consulting services, raising capital and identifying and evaluating operating assets for acquisition.

Solera accounted for the acquisition of CSG using the purchase method of accounting. The Company allocated the aggregate acquisition consideration to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the date of the acquisition.

In May 2007, the Company completed an initial public offering of shares of the Company’s common stock. In the initial public offering, the Company sold 19,200,000 shares of common stock and the selling stockholders sold 10,987,500 shares of common stock. In connection with the initial public offering, the Company amended its corporate status and converted from a Delaware limited liability company into a Delaware corporation with 150,000,000 authorized shares of common stock, par value $0.01, and 15,000,000 authorized shares of preferred stock, par value $0.01. Upon the effectiveness of the conversion, all of the Company’s outstanding preferred and common units were automatically converted into shares of common stock based on their relative rights as set forth in the Company’s limited liability company agreement. As a result, 31,633,211 common units were converted into 31,633,211 shares of common stock, and 204,016 preferred units were converted into 13,889,974 shares of common stock.

Unaudited Pro Forma Information    The unaudited pro forma net loss data present the pro forma effects of applying a provision for income taxes to historical net income. Such provision reflects the income taxes that would have been applicable had the Company been taxed as a C corporation prior to May 2007.

Pro forma net income (loss) per share/unit is based on the weighted average common shares/units outstanding. Pro forma net income (loss) per share/unit is computed as if the conversion into a Delaware corporation described above occurred on July 1, 2005.

Principles of Consolidation and Basis of Presentation    The accompanying consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles and applicable regulations of the Securities and Exchange Commission. The Company’s operating results for the twelve months ended June 30, 2008 are not necessarily indicative of the results that may be expected for future quarters and the fiscal year ending June 30, 2009.

The preparation of the accompanying consolidated financial statements requires the use of estimates that affect the reported amounts of assets, liabilities, revenues, expenses and contingencies. Estimates are updated on an ongoing basis and are evaluated based on historical experience and current circumstances. Changes in facts and circumstances in the future may give rise to changes in these estimates which may cause actual results to differ from current estimates.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

In April 2007, the Company’s Board of Managers approved a one-for-three reverse unit split. Immediately after giving effect to the split, the Company had approximately 31,046,962 common units outstanding (with fractional units to be paid to unitholders in cash). The split did not change the number of authorized common units or modify any voting rights or other terms of the common units. All unit and per unit information in the accompanying consolidated financial statements have been retroactively restated to reflect the split.

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

Goodwill and Other Intangible Assets    The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which states that goodwill and intangible assets with indefinite useful lives should not be amortized, but instead tested for impairment at least annually at the reporting unit level. Intangible assets with finite lives are amortized over their estimated useful lives on an accelerated basis to reflect the pattern in which the economic benefits of the intangible assets are consumed and are reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). If an impairment exists, a write-down to fair value (normally measured by discounting estimated future cash flows) is recorded.

During the fourth quarter ended June 30, 2008, the Company changed the date of its annual goodwill impairment assessment from the last day of the first month of our fourth quarter, to the first day of its fourth quarter. This change was made in order to more closely align the impairment testing date with the end of the prior quarterly reporting period, and the timing of related forecasts, reports and analyses. The earlier date will better support completion of the assessment prior to the Company’s new 60-day filing requirement for its Annual Report on Form 10-K as a large accelerated filer for the year ended June 30, 2008. The Company believes that the resulting change in accounting principle related to the annual testing date will not delay, accelerate or avoid an impairment charge. The goodwill on the balance sheet was originally recorded due to the Company’s acquisition of the Claim Services Group from ADP that was consummated in April 2006, and impairment tests performed in fiscal years 2008, 2007 and 2006 did not result in any impairment of goodwill. The Company determined that the change in accounting principle related to the annual testing date is preferable under the circumstances and does not result in adjustments to the financial statements when applied retrospectively.

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

Classification of Equity Securities    The Company has adopted the guidance of Emerging Issues Task Force (“EITF”) Topic D-98, Classification and Measurement of Redeemable Securities, in the measurement and classification of its equity securities.

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

Revenue Recognition    The Company considers the guidance in Staff Accounting Bulletin (“SAB”) Topic 13, Revenue Recognition (“SAB No. 104”), AICPA Statement of Position No. 97-2, Software Revenue Recognition, as amended (“SOP No. 97-2”), SFAS No. 13, Accounting for Leases, and Emerging Issues Task Force Issue No. 00-03, Application of AICPA Statement of Position No. 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21”), in accounting for its revenue arrangements. Revenues are recognized only after services are provided, when persuasive evidence of an arrangement exists, the fee is fixed and determinable, and when collectibility is reasonably assured. The Company’s multiple element arrangements primarily include a combination of software licenses, hosted database and other services, installation and set-up services, hardware, maintenance services and transaction-based deliverables.

The Company generates a significant majority of its revenue from subscription-based contracts (where a monthly fee is charged), transaction-based contracts (where a fee per transaction is charged) and subscription-based contracts with additional transaction-based fees (where a monthly fee and a fee per transaction are charged).

Subscription-based and transaction-based contracts generally include the delivery of software, access to software through a hosted service (“Hosted Database”), upfront fees for the implementation and set-up activities necessary for the client to use/access the software (“Implementation Services”) and maintenance. Under a subscription arrangement, delivery of software, access to the Hosted Database and maintenance are considered a single element or a combined unit of accounting and related revenues are recognized at the end of each month upon the completion of the monthly service. Revenues under transaction-based contracts are recognized based on the guidance in AICPA Technical Practice Aid No. 5100.76, Fair value in multiple-element arrangements that include contingent usage based fees and software revenue recognition. The transaction-based fee represents payment for the right to use the software, access to the Hosted Database and maintenance. The fee is considered fixed and determinable only at the time actual usage occurs. Revenue is recognized based on actual usage. Implementation Services are considered a separate element or unit of accounting and the related revenue recognition is described below.

Subscription-based contracts with additional fees for certain types of transactions generally include all deliverables discussed in the above paragraph and also include an additional element, which is the option to access specialized queries on the Hosted Database. Revenue under subscription-based contracts with additional fees for certain types of transactions is accounted for based on the guidance in AICPA Technical Practice Aid No. 5100.76. Under these arrangements, the delivery of software, access to software through the Hosted Database and maintenance are considered a combined unit of accounting, and the related fee is recognized at the end of each month upon the completion of the monthly service. The transaction-based fee is recognized at the time of actual usage. Implementation Services are considered a separate element or unit of accounting and the related revenue recognition is described below.

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

In a limited number of revenue arrangements described above, the Company also provides generic computer equipment as part of the sales arrangement. Based on guidance in EITF Issue No. 03-5, Applicability of SOP No. 97-2, “Software Revenue Recognition”, to Non-Software Deliverables in an Arrangement Containing More-than-Incidental Software, the generic computer equipment is considered a non-software deliverable since the Company’s software is not essential to the functionality of the generic computer equipment. Based on guidance in EITF No. 01-8, Determining Whether an Arrangement Contains a Lease, EITF No. 00-21, Revenue Arrangements with Multiple Deliverables, and SFAS No. 13, Accounting for Leases (“SFAS No. 13”), the Company accounts for the sale of generic equipment as a direct finance lease. The related revenue is recognized over the term of the contract using the effective interest rate method. The Company allocates revenue to SFAS No. 13 elements (equipment leases) and the non-SFAS No. 13 elements of its arrangements on a relative fair value basis using the Company’s best estimate of the fair value of the elements. Revenue from leased computer equipment represents approximately 1% of the Company’s consolidated revenue.

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

Foreign Currency Translation—The net assets of the Company’s foreign subsidiaries are translated into U.S. dollars based on foreign currency exchange rates in effect at the end of each period, and revenues and expenses are translated at average exchange rates during the periods. Functional currencies of significant foreign subsidiaries include Euros, British pounds, Swiss francs, and Canadian dollars. Foreign currency transaction gains or losses, which are included in the results of operations, totaled a gain of $4,793,000 for the fiscal year ended June 30, 2008, a loss of $65,000 for the fiscal year ended June 30, 2007, and a gain of $609,000 for the fiscal year ended June 30, 2006. Gains or losses from balance sheet translation are included in stockholders’/unitholders’ equity within accumulated other comprehensive income on the consolidated balance sheets.

Internal Use Software—Expenditures for software purchases and software developed or obtained for internal use are capitalized and amortized over a three- to five-year period on a straight-line basis. For software developed or obtained for internal use, the Company capitalizes costs in accordance with the provisions of SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company’s policy provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal use computer software. In addition, the Company also capitalizes certain payroll and payroll-related costs for employees who are directly associated with internal use computer software projects. The amount of capitalizable payroll costs with respect to these employees is limited to the time directly spent on such projects. Costs associated with preliminary project stage activities, training, maintenance and all other post-implementation stage activities are expensed as incurred. The Company also expenses internal costs related to minor upgrades and enhancements, as it is impractical to separate these costs from normal maintenance activities.

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

Advertising—Advertising costs are expensed when incurred and are included in selling, general and administrative expenses. Total advertising costs for the Company were $4,297,000, $4,775,000, and $1,573,000 for the fiscal years ended June 30, 2008, June 30, 2007 and June 30, 2006, respectively.

Share-/Unit-Based Compensation—Effective July 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No.123(R)”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options and share awards, based on estimated fair values recognized over the requisite service period. Prior to adoption of SFAS No.123(R), pursuant to SFAS No. 123 Accounting for Stock-Based Compensation, the Company accounted for employee unit awards under Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees and followed the Disclosure—Only Provisions of SFAS No. 123. See Note 11.

Certain Risks and Concentrations—The Company offers a broad range of services to a diverse group of customers throughout North, Central and South America, Europe, the Middle East, Africa and Asia. The Company performs periodic credit evaluations of customers and monitors their financial condition and developing business news. The Company did not have any customers with sales that exceeded 10% of total revenues for the fiscal years ended June 30, 2008, 2007 or 2006.

Comprehensive Income (Loss)—The Company accounts for comprehensive income (loss) under the provisions of SFAS No. 130, Reporting Comprehensive Income (Loss), which establishes standards for reporting and displaying comprehensive income (loss) and its components in the financial statements. Comprehensive income (loss) as defined includes all changes in equity during a period from nonowner sources. For the fiscal years ended June 30, 2008, 2007 and 2006, comprehensive income (loss) consists of net income (loss), and foreign currency translation adjustments. In addition, during the fiscal years ended June 30, 2008 and June 30, 2007, an unrealized loss on derivative instruments related to the effective portion of cash flow hedges and during fiscal year 2008 a SFAS No. 158 adjustment were added as new components of comprehensive income (loss) and are presented in the consolidated statement of stockholders’/unitholders’ equity and accumulated other comprehensive income.

Recent Accounting Pronouncements—In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements and also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Effective July 1, 2007, the Company adopted FIN No. 48, which resulted in a $1,027,000 cumulative credit adjustment to decrease accumulated deficit.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for the Company beginning in the first quarter of fiscal year 2009. The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have, if any, on its consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2009, although earlier adoption is permitted. The Company does not expect that adopting this statement will have any material impact on the Company’s financial position or results of operations.

In March 2007, the FASB ratified EITF No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF No. 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee stock-based payment awards as an increase to additional paid-in capital. EITF No. 06-11 is effective for the Company beginning in the first quarter of fiscal year 2009. The Company does not expect that EITF No. 06-11 will have a material impact on its results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for the Company beginning in the first quarter of fiscal year 2010 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company is currently assessing the potential impact that adoption of SFAS No. 160 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141(R) expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS No. 141(R) also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS No. 141(R) requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS No. 141(R) is effective for the Company beginning in the first quarter of fiscal year 2010 with early adoption prohibited. The Company is currently evaluating the effect that the implementation of SFAS No. 141(R) will have on its consolidated financial statements on future acquisitions.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning in fiscal year 2010, with early application permitted. The Company is currently evaluating the disclosure implications of SFAS No. 161.

In April 2008, the FASB released FASB Staff Position 142-3, Determination of the Useful Life of Intangible Assets (“SFAS No.142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of the statement is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) and other U.S. generally accepted accounting principles. SFAS No. 142-3 is effective as of the beginning with the Company’s fiscal year 2010. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 142-3 will have on its consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS No. 162 to have a material effect on its consolidated results of operations and financial condition.

Net Income (Loss) Per Common Share—The Company calculates net loss per common share in accordance with SFAS No. 128, Earnings Per Share. Under SFAS No. 128, basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the reporting period excluding shares/units subject to repurchase.

Reconciliation of shares/units used in this calculation table of basic and diluted net income (loss) per share/unit for the fiscal years ended June 30, 2008, 2007 and 2006, is as follows (in thousands except for per share/unit data):

	Fiscal Years Ended June 30,
	2008	2007	2006
Net income (loss) allocable to common stockholders/unitholders	$598	$(95,520)	$(107,676)

Weighted-average number of common shares/units	64,035	36,041	18,897
Weighted-average common shares/units subject to repurchase	(535)	(2,176)	(1,919)

Weighted-average number of common shares/units used to compute basic net income (loss) per share/unit	63,500	33,865	16,978

Effect of dilutive common stock equivalents:
Stock options to purchase common stock	15	—	—
Restricted common stock awards	1,222	—	—
Weighted-average number of common shares/units used to compute diluted net income (loss) per share/unit	64,737	33,865	16,978

Basic net income (loss) per share/unit	$0.01	$(2.82)	$(6.34)

Diluted net income (loss) per share/unit	$0.01	$(2.82)	$(6.34)

For the fiscal year ended June 30, 2008 potential common stock equivalents of 169,000 are not included in the diluted net income per share calculation above, because their effect was antidilutive for the period. For the fiscal years ended June 30, 2007 and 2006, outstanding redeemable preferred units of 0 and 204,239, respectively, and nonvested restricted common shares/units of 2,331,988 and nonvested common units of 2,010,293 and 1,934,653, respectively, have been excluded from the calculation as they are antidilutive due to the Company’s net loss.

3.	OTHER (INCOME) EXPENSE—NET

Other (income) expense—net consists of the following (in thousands):

	Fiscal Years Ended June 30,
	2008	2007	2006
Interest income	$(3,656)	$(2,633)	$(405)
Net realized and unrealized (gains) and losses on derivative instruments	(832)	(1,589)	2,850
Foreign exchange (gain) loss	(4,793)	65	(609)
Loss on Debt Extinguishment (Note 10)	—	35,666	—
Other	(237)	—	—

Other (income) expense—net	$(9,518)	$31,509	$1,836

4.	ACQUISITION OF CLAIMS SERVICES GROUP OF ADP

On April 13, 2006, the Company acquired the Claims Services Group from ADP for approximately $1.0 billion. The acquisition consisted of an asset purchase with respect to certain assets controlled by ADP, primarily in North America, and a purchase of a controlling interest in the outstanding shares of entities controlled by ADP, primarily in Europe. With respect to Sidexa S.A. (France), Informex S.A. (Belgium), Audatex Espana S.A. (Spain), Audatex Datos Espana S.A. (Spain), Audatex Portugal S.A. (Portugal) and Audatex Mexico S. De R.L. de C.V. (Mexico), the Company is the controlling stockholder, with ownership of 75%, 98%, 75%, 88%, 51%, and 51% of the outstanding shares, respectively. Claims Services Group’s results of operations have been included in the accompanying consolidated statements of operations from the date of the acquisition. The aggregate consideration was determined as (in thousands):

Cash paid to ADP	$988,321
Transaction costs and other	14,254

$1,002,575

The April 2006 acquisition was accounted for as a purchase pursuant to SFAS No. 141, Business Combinations. Under purchase accounting, the total purchase price was allocated to the Claims Services Group’s net tangible and identifiable intangible assets based on their estimated fair values as of April 13, 2006, as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The fair value of the identifiable intangible assets pertaining to customer relationships, software and database technology and trademarks was established based on a discounted cash flow approach. The purchase consideration has been allocated as follows (in thousands):

Cash	$78,128
Accounts receivable	62,010
Other assets	54,800
Property and equipment	38,094
Intangible assets:
Software and database technology	239,200
Customer relationships	173,900
Trademarks	13,500
Accounts payable and other accrued liabilities	(97,972)
Tax-related liabilities	(66,880)
Minority share of net assets	(8,064)
Goodwill	515,859

Total	$1,002,575

The unaudited pro forma information presented below reflects the combined results of the Company and the Claims Services Group as if the April 2006 acquisition and the related financing transactions had occurred at the beginning of each period presented. These results are not necessarily indicative of future operating results nor of those that would have occurred had the April 2006 acquisition been consummated on those dates (in thousands):

Fiscal Year Ended June 30, 2006
Pro forma:
Revenues	$430,230
Net loss allocable to common unit holders	(92,120)
Net loss allocable to common unit holders per unit:
Basic and diluted	(3.21)
Weighted average units used in the calculation of net loss per common unit allocable to common unit holders:	28,668

5.	RESTRUCTURING CHARGES

The Company’s restructuring initiatives have been focused on the objective of eliminating waste and improving operational efficiencies. The restructuring reserves are included in Accrued expenses and other current liabilities and Other liabilities in the consolidated balance sheets.

The Company recorded restructuring charges of $13,286,000, $6,049,000 and $2,871,000 during the fiscal years ended June 30, 2008, 2007 and 2006, respectively. For the fiscal year ended June 30, 2008, these charges consisted of one-time termination benefits of $12,218,000 and net facilities consolidation charges of $1,068,000. For the fiscal year ended June 30, 2007 and 2006, these charges were primarily comprised of one-time termination benefits.

For the fiscal year 2008 restructuring charge, approximately $10,149,000 and $3,137,000 resulted from employees and activities that pertained to Operating and System development and programming expenses and Selling, general and administrative expenses, respectively. For the fiscal year 2007 restructuring charge, approximately $3,776,000 and $2,273,000 resulted from employees and activities that pertained to Operating and System development and programming expenses and Selling, general and administrative expenses, respectively. For the fiscal year 2006 restructuring charge, approximately $2,090,000 and $781,000 resulted from employees and activities that pertained to Operating and System development and programming expenses and Selling, general and administrative expenses, respectively.

The restructuring balances at June 30, 2008 of $14,563,000 included severance-related liabilities of $11,269,000, lease related liabilities as a result of facilities consolidation efforts of $2,610,000 and cumulative translation adjustments of $684,000. The restructuring balances at June 30, 2007 of $5,599,000 consisted of severance-related liabilities $5,570,000 and $29,000 cumulative translation adjustment.

In February 2008, the Company concluded its employee termination activity under the Americas 2007 plan, which commenced in February 2007 and was designed to create appropriate resource levels and efficiencies for various functional groups across the Americas locations. One-time termination benefits for this plan relate to the termination of approximately 112 employees. Remaining restructuring liabilities under this plan are principally comprised of amortization of lease related liabilities over the remaining term of the lease and several months of severance payments expected to conclude by the end of the fiscal year ending June 30, 2009.

In February 2008, the Company initiated a new plan, Americas 2008, which is focused on creating a more efficient and flexible employee work force across the Americas. One-time termination benefits of $1,751,000 for this plan relate to the termination of approximately 100 employees during the fiscal year ended June 30, 2008.

In June 2008, the Company initiated a new plan, EMEA 2008, which is focused on creating a more efficient and flexible employee work force for parts of its European operations. One-time charges of $9,515,000 for this plan relate to the termination of approximately 50 employees.

The following table summarizes the charges for restructuring and related activities, including payments made and the ending reserve balances by business segment (in thousands):

		Solera Restructuring plans				Total
	CSG (1)	EMEA 07	EMEA 08	Americas 07	Americas 08	EMEA	Americas	Total
Balance—June 30, 2006	$3,261	$—	$—	$—	$—	$1,653	$1,608	$3,261
Additions/adjustments	525	4,104	—	1,456	—	3,846	2,239	6,085
Payments/amortization	(3,600)	—	—	(147)	—	(1,389)	(2,358)	(3,747)

Balance—June 30, 2007	$186	$4,104	$—	$1,309	$—	$4,110	$1,489	$5,599
Additions/adjustments	(35)	805	9,515	4,456	1,751	10,321	6,171	16,492
Payments/amortization	(9)	(3,512)	—	(3,137)	(870)	(3,512)	(4,016)	(7,528)

Balance—June 30, 2008	$142	1,397	$9,515	$2,628	$881	$10,919	$3,644	$14,563

1–Restructuring plan from acquisition of CSG

The EMEA business segment encompasses the Company’s operations in Europe, the Middle East, Africa and Asia. The Americas business unit encompasses the Company’s operations in North America, Central and South America.

6.	RECEIVABLES

Accounts receivable are net of an allowance for doubtful accounts of $1,289,000, $724,000, and $1,665,000 at June 30, 2008, 2007 and 2006, respectively. There was no customer with accounts receivable representing 10% or more of consolidated accounts receivable at June 30, 2008 or 2007. For the fiscal years ended June 30, 2008, 2007 and 2006, the Company’s accounts receivable write-offs against the allowance for doubtful accounts were $1,754,000, $1,615,000, and $352,000, respectively. Accounts receivable recoveries (collections of previous write-offs) for the same above periods were $586,000, $779,000, and $184,000, respectively.

7.	PROPERTY AND EQUIPMENT—NET

The following is a summary of property and equipment (in thousands):

	June 30,
	2008	2007
Property and equipment:
Land and buildings	$14,855	$12,722
Machinery and equipment	5,925	4,467
Furniture and fixtures	5,641	4,873
Data processing equipment	28,992	21,336
Leasehold improvements	13,795	13,365
Software licenses	15,044	11,473
Capital leases	1,459	1,388

Property and equipment at cost	85,711	69,624
Less accumulated depreciation	(36,468)	(18,139)

Property and equipment—net	$49,243	$51,485

8.	GOODWILL AND INTANGIBLE ASSETS—NET

Changes in goodwill during the fiscal years ended June 30, 2008 and 2007 included the effects of the finalization of the purchase price allocation related to the Company’s acquisition of the Claims Services Group from ADP, as well as cumulative translation adjustments. Changes by business segment are as follows (in thousands):

	EMEA	Americas	Total
Balance—June 30, 2006	$456,150	$85,271	$541,421
Additions from acquisition	(9,274)	5,473	(3,801)
Cumulative translation adjustments	31,479	66	31,545

Balance—June 30, 2007	$478,355	$90,810	$569,165
Adjustments	78	—	78
Cumulative translation adjustments	78,651	(1,796)	76,855

Balance—June 30, 2008	$557,084	$89,014	$646,098

Components of intangible assets, excluding goodwill, are as follows (in thousands):

	June 30,
	2008	2007
Intangibles (excluding goodwill):
Internally developed software	$27,862	$22,151
Customer relationships	202,970	185,946
Trademarks	17,264	14,369
Software and database technology	285,015	249,347

	533,111	471,813
Less accumulated amortization	(202,893)	(108,827)

Intangible assets—net	$330,218	$362,986

Intangible assets (except goodwill) have finite lives and, as such, are subject to amortization. The weighted average remaining useful life of the intangible assets is 11.2 years (2.3 years for internally developed software, 18 years for customer relationships, 2 years for trademarks and 7 years for software and database). Internally developed software is amortized on a straight-line basis. Other intangible assets are amortized on an accelerated basis to reflect the pattern in which economic benefits of the intangible assets are consumed. Amortization of intangibles totaled $77,702,000, $87,313,000, and $20,563,000 for the fiscal years ended June 30, 2008, 2007 and 2006, respectively. Estimated amortization expense of the Company’s existing intangible assets for the next five fiscal years ending June 30 are as follows (in thousands):

2009	$70,482
2010	58,735
2011	46,752
2012	34,616
2013	27,674
Thereafter	91,959

Total	$330,218

The above useful lives represent the Company’s best estimates. However, actual lives may differ from these estimates. In addition, the expected future amortization may vary based on fluctuations in foreign currency exchange rates.

9.	FINANCIAL INSTRUMENTS AND DERIVATIVES

Financial Instruments—At June 30, 2008 and 2007, the carrying amounts of cash equivalents, receivables, accounts payable, and other liabilities approximated their fair values because of the short-term maturities of these financial instruments. The carrying amounts of long-term debt at June 30, 2008 and 2007 approximated fair value based on prevailing interest rates.

Derivatives—In the normal course of business, the Company is exposed to interest rate changes and foreign currency fluctuations. The Company strives to limit these risks through the use of derivatives such as interest rate swaps and foreign exchange options. Derivatives are not used for speculative purposes.

In February 2006, the Company entered into a foreign currency exchange option (the “Fx Option”) that gives the Company the option to call USD $200,000,000 at a strike price of 1.1646 EUR/USD at any time up to February 8, 2011. This Fx Option is not designated as a hedging instrument. In February 2006, the Company paid approximately $7,912,000 for the Fx Option. As of June 30, 2008 and 2007, the fair value of the Fx Option approximated $1,801,000 and $970,000, respectively, and was recorded in other assets in the consolidated balance sheets. The increase in fair value of approximately $832,000, due to increased volatility in spot rates and changes in interest rates, and the decrease of ($3,010,000) and ($3,932,000) were recognized in Other (income) expense in the consolidated statement of operations, during the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

In June 2007, the Company entered into three USD-based interest rate swaps with notional amounts of $50,000,000, $80,965,000 and $75,000,000, all with maturities on June 30, 2011, which require the Company to pay fixed rates of 5.445%, 5.418% and 5.445%, respectively, and also entered into three Euro-based interest rate swaps with notional amounts of €69,821,000, €50,000,000 and €60,000,000, all with maturities on June 30, 2011, which require the Company to pay fixed rates of 4.603%, 4.679% and 4.685%, respectively. These interest rate swaps are designated and documented at their inception as cash flow hedges and are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of Accumulated other comprehensive income (loss) in stockholders’ equity and reclassified into earnings when the hedged transaction affects earnings. The ineffective portion on these cash flow hedges is recognized in interest expense. The estimated fair values of $8,678,000 and $795,000 on USD-based swaps and (€1,686,000)/($2,662,000) and €411,000/$553,000 on Euro-based swaps was recorded in other assets and liabilities in the consolidated balance sheet as of June 30, 2008 and 2007, respectively. The decrease, net of tax, in the fair value of these swaps of $5,474,000 during fiscal 2008 reflects the effective portion of loss on these hedges and is reported as a decrease to Accumulated other comprehensive income in stockholders’ equity.

The estimated fair values of the Company’s derivatives were determined based on quoted market prices and may not be representative of actual values that could have been realized or that will be realized in the future.

10.	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30,
	2008	2007
Senior secured credit facilities:

Amended and restated first lien credit facility:
Domestic term loan, due May 2014	$218,697	$229,425
European term loan, due May 2014	412,209	375,770
European revolver loan, due April 2012	—	8,073

Total	630,906	613,268
Less current portion	6,336	14,140

Long-term portion	$624,570	$599,128

Senior Secured Credit Facilities—In April 2006, the Company entered into a senior secured credit arrangement (the “Senior Secured Credit Facilities”) under a First and Second Lien Credit and Guaranty Agreement (the “First and Second Lien Credit Facility”) with a syndicate of commercial lenders. The First Lien Credit Facility includes a revolving commitment (the “Revolver Credit Facility”) which permits U.S. Dollar or Euro-based borrowings and issuances of letters of credit of up to $50,000,000 in the aggregate; a domestic term loan commitment (the “Domestic Term Loan”) of $240,000,000; and a European term loan commitment (the “European Term Loan”) of €220,000,000. The Second Lien Credit Facility includes a European term loan commitment (the “European Second Term Loan”) of €165,000,000.

On May 16, 2007, in conjunction with the closing of its initial public offering, the Company entered into an Amended and Restated Senior Credit Facility Agreement with a syndicate of commercial lenders, consisting of a $50,000,000 Revolving Credit Facility, a $230,000,000 Domestic Term Loan and a €280,000,000 European Term Loan. As of June 30, 2008, the Company had $0, $218,697,000, and $412,209,000 (€261,073,000) in

outstanding loans under the Revolving Credit Facility, the Domestic Term Loan and the European Term Loan, respectively, with interest rates of 5.052%, 4.788% and 6.995%, respectively. Borrowings under the Amended and Restated Senior Credit Facility bear interest, to be reset at the Company’s option, at a rate determined by the sole lead arranger of the syndicate of commercial lenders equal to (1) the offer rate on dollars based on the British Bankers’ Association Settlement Rate for deposits or (2) the offer rate on the Euro from the Banking Federation of the European Union, or (3) in the event such rates are not available, then the offered quotation rate to first class banks in the London inter-bank market or European inter-bank market by Citibank USA Inc. for deposits, respectively, in each case, plus an applicable margin that varies based upon the Company’s consolidated leverage ratio, as defined in the agreement. Beginning on June 30, 2007, consecutive quarterly minimum principal payments of $575,000 and €700,000 were required for the Domestic Term Loan and European Term Loan, respectively, under the Amended and Restated Senior Credit Facility with the remaining balance due in May 2014. Future quarterly minimum principal payments will be reduced each time a voluntary prepayment occurs. The Amended and Restated Senior Secured Credit Facility allows for voluntary prepayments under specified conditions and requires mandatory prepayments and commitment reductions upon the occurrence of certain events, including among others, sale of assets, receipt of insurance or condemnation proceeds, excess cash flow and issuances of debt and equity securities.

During the twelve months ended June 30, 2008, the Company made a voluntary principal prepayment of $8,500,000 on the Domestic Term Loan and €15,500,000 on the European Term Loan. For the quarter ended June 30, 2008, the quarterly minimum Domestic Term Loan and European Term Loan principal payments decreased to $551,000 and €654,000 as a result of the voluntary principal prepayments. The increase in the European term loan balance is due entirely to foreign currency fluctuations. For the twelve months ended June 30, 2008, the cumulative principal payments on the European Term Loan and Domestic Term Loan were $27,985,000 (€18,227,000) and $10,728,000, respectively. During fiscal year 2007 the Company paid the minimum quarterly principal payments totalling $1,800,000 and €1,650,000 for the Domestic Term Loan and European Term Loan, respectively.

The obligations under the Amended and Restated Senior Credit Facility are secured by substantially all of the assets of the Company. The Amended and Restated Senior Credit Facility contains certain covenants including, among others, requirements related to financial reporting, maintenance of operations, compliance with applicable laws and regulations, maintenance of interest rate protection and compliance with specified financial covenants, as well as restrictions related to liens, investments, business combinations, additional indebtedness, dispositions of assets or subsidiary interests, dividends, distributions, issuances of equity securities, transactions with affiliates, capital expenditures and certain other changes in the business. The Amended and Restated Senior Credit Facility contains a leverage ratio, which is applicable only to the revolving loans and applies only if at least $10,000,000 of revolving loans, including outstanding letters of credit, are outstanding for at least 10 days during the prior fiscal quarter.

Future Minimum Principal Payments—Future minimum principal payments as of June 30, 2008 are as follows (in thousands):

2009	$6,336
2010	6,336
2011	6,336
2012	6,336
2013	6,336
Thereafter	599,226

Total	$630,906

Subordinated Unsecured Credit Facility    In April 2006, the Company entered into a subordinated unsecured credit guaranty agreement (the “Subordinated Unsecured Credit Agreement”) with a syndicate of commercial lenders. The Subordinated Unsecured Credit Agreement consists of a European term loan (the “European Mezzanine Loan”) of €80,000,000.

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

The Subordinated Unsecured Credit Agreement allows for voluntary prepayments under specified conditions and requires mandatory repayments upon the sale of assets or receipt of insurance or condemnation proceeds. This agreement also contains certain covenants including, among others, requirements related to financial reporting, maintenance of operations, compliance with applicable laws and regulations and compliance with specified financial covenants, as well as restrictions related to liens, investments, additional indebtedness, dispositions of assets or subsidiary interests, dividends, distributions, issuances of equity securities, transactions with affiliates, capital expenditures, and certain other changes in the business. Financial covenants include the requirement to maintain a minimum interest coverage ratio and limit maximum total leverage, senior leverage ratios, and levels of capital expenditures. On May 16, 2007, balances outstanding under the Subordinated Unsecured Credit Agreements of $124,396,000 were paid off together with a prepayment premium of $2,486,000.

With the repayment of the long term debt balances under the First Lien and Second Lien Credit Facility as well as the Subordinated Unsecured Credit Agreement, the Company recognized a loss on extinguishment of debt consisting of $28,691,000 of remaining deferred financing costs associated with these facilities, along with the prepayment premium of $6,975,000, in other income and expenses in the consolidated statement of operations. In addition, in connection with the Amended and Restated Senior Credit Facility, the Company incurred approximately $4,393,000 in financing costs, which were deferred and included as part of other assets in the consolidated balance sheet and are amortized on a straight line method as interest expense over the term of the debt. Amortization of deferred loan costs under the April 2006 facilities and under the new May 2007 facilities for the fiscal year ended June 30, 2007 was approximately $3,895,000 and $80,000, respectively.

11.	EMPLOYEE BENEFIT PLANS

Stock-Based Compensation—Effective July 1, 2006, the Company adopted SFAS No. 123 (R) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options and share awards, based on estimated fair values recognized over the requisite service period.

The Company adopted SFAS No. 123(R) using the prospective transition method. Under this method, SFAS No. 123(R) is applied to new awards and to awards modified, repurchased or cancelled after the adoption date of July 1, 2006. Compensation cost that was previously recorded under APB No. 25 for awards outstanding at the adoption date, such as unvested options, will continue to be recognized as the options vest. Accordingly, for the year ended June 30, 2008 and 2007, stock/unit-based compensation expense includes compensation cost related to estimated fair values of awards granted after the date of adoption of SFAS No. 123(R) and compensation costs related to unvested awards at the date of adoption based on the intrinsic values as previously recorded under APB No. 25.

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

Stock-based compensation expense of $4,848,000, $2,343,000 and $361,000 was recognized in net income for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

As of June 30, 2008 and 2007, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock awards, net of estimated forfeitures, amounted to $14,575,000 and $8,051,000, which will be amortized over a weighted average period of 3.4 and 3.7 years, respectively.

Summary of Plans

2007 Long-term Equity Incentive Plan

The equity incentive plan provides for the issuance of stock options, restricted stock, deferred stock, dividend equivalents, other stock-based awards and performance awards. Performance awards may be based on the achievement of certain business or personal criteria or goals, as determined by the compensation committee. An aggregate of 4,300,000 shares of the Company’s common stock were initially reserved for issuance under the equity incentive plan, subject to certain adjustments reflecting changes in the Company’s capitalization. If any grant under the equity incentive plan expires or terminates unexercised, becomes unexercisable or is forfeited as to any shares or is tendered or withheld as to any shares in payment of the exercise price of the grant or the taxes payable with respect to the exercise, then such unpurchased, forfeited, tendered or withheld shares will thereafter be available for further grants under the equity incentive plan.

2007 Employee Stock Purchase Plan

The Company offers an Employee Stock Purchase Plan (“the ESPP”) that allows eligible employees to purchase shares of common stock at a price equal to 95% of the lower of the fair market value of the common stock at the beginning of the offering period and the end of the offering period. The compensation committee administers the plan, under which the Company has reserved for issuance 1,500,000 shares of common stock. Compensation expense for the employee stock purchase plan is recognized on a straight-line basis over the offering period. Each offering period has a six-month term, which runs either from January 1 to June 30 or from July 1 to December 31. For the fiscal year ended June 30, 2008 the Company recorded compensation expense of $82,000. During the fiscal year 2008 the Company issued 5,861 shares under the ESPP, representing approximately $106,000 in employee contributions accumulated up through the purchase of shares in January 2008. As of June 30, 2008 the employee contributions totaled $221,000 which were used to purchase 9,637 shares in July 2008.

2006 Securities Purchase Plan

In November 2006, the board of managers adopted the 2006 Securities Purchase Plan. In January and February 2007, pursuant to securities purchase agreements, 24 employees purchased common equity interests in the Company that were converted into approximately 740,000 shares of common stock. Pursuant to such agreements, the shares of stock held by these employees remains subject to vesting over a five-year period, and unvested shares remain, under certain circumstances, subject to repurchase by the Company or, to the extent the Company does not repurchase, by affiliates of GTCR Golder Rauner II, L.L.C. (“GTCR”), a private equity investor in the Company. No additional equity will be issued under this plan.

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

The stock-based compensation expense related to restricted stock/units included in the net income (loss) was $3,710,000, $2,275,000 and $361,000 for years ending June 30, 2008, 2007 and 2006, respectively. During the year ended June 30, 2006, the Company granted fully vested and nonvested restricted common units to certain employees and directors and recorded $1,807,000 in deferred unit-based compensation and related amortization expense of $285,000 related to the fully vested units and $76,000 related to the unvested units.

Our nonvested stock awards comprised of restricted stock and restricted stock units. A summary of the status for nonvested stock awards as of June 30, 2008 and activities during fiscal years 2008 and 2007 is presented as follows.

	Number of restricted common stock/units	Purchase price per common stock/unit	Weighted Average Fair value per common stock/unit
Nonvested at June 30, 2006	2,148,822	$0.30	$1.16
Granted	1,486,741	$0.24	$6.01
Vested	(614,822)	$0.26	$3.41
Forfeited	(688,753)	$0.30	$2.02

Nonvested at June 30, 2007	2,331,988	$0.27	$3.40
Granted	204,726	$0.01	$24.84
Vested	(1,640,649)	$0.21	$2.68
Forfeited	(91,383)	$0.26	$8.28

Nonvested at June 30, 2008	804,682	$0.20	$9.33

Due to the significant difference between the purchase price and fair value per common share/unit, the fair value of the right to purchase these restricted shares/units and intrinsic value of the restricted shares/units were equal.

The estimated total remaining unamortized compensation expense of $7,384,000, net of forfeitures, is expected to be recognized over the remaining vesting period of 3.2 years. The fair value of awards granted and vested during fiscal year 2008 was $4,708,000 and $2,610,000, respectively.

Stock Options—Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s common stock on the date of grant. Stock options are issued pursuant to a vesting schedule, generally vest ratably over four years and have a term of 10 years. Compensation expense for stock options is recognized over the requisite service period for each separately vesting portion of the stock option award. The stock-based compensation expense related to stock options included in the net income (loss) was $1,056,000 and $68,000 for the fiscal year ended June 30, 2008 and 2007, respectively. The estimated total remaining unamortized compensation expense of $7,191,000, net of forfeitures, is expected to be recognized over the remaining vesting period of 3.5 years.

The aggregate intrinsic value of total stock options outstanding and exercisable at June 30, 2008 was $5,534,000 and $1,045,000, respectively and the aggregate intrinsic value for stock options exercised in fiscal year 2008 was $28,000. The fair value of awards vested during fiscal year 2008 was $611,000. The weighted average remaining contractual life of total stock options outstanding and exercisable at June 30, 2008 was 9.4 and 8.9 years, respectively.

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at June 30, 2006	—	—
Granted	428,400	$16.00
Exercised	—	—
Cancelled	(4,800)	$16.00

Outstanding at June 30, 2007	423,600	$16.00
Granted	719,203	$25.78
Exercised	(2,500)	$16.00
Cancelled	(72,900)	$17.19

Outstanding at June 30, 2008	1,067,403	$22.49

Exercisable at June 30, 2008	89,600	$16.00

Summarized information about stock options outstanding at June 30, 2008 is as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Remaining Life (in years)	Weighted Average Exercise Price (in dollars)	Number of Options	Weighted Average Price (in dollars)
$16.00 - $24.00	488,400	9.0	$17.47	89,600	$16.00
$24.01 - $36.00	579,003	9.8	$26.60	—	$—

Total	1,067,403	9.4	$22.49	89,600	$16.00

The fair value for stock options granted was estimated at the date of grant with the following assumptions:

	Years Ended June 30,
	2008	2007
Stock option grants:
Expected term of stock options (years)	6.1	6.1
Risk-free interest rate	3.2%	4.5%
Volatility	26.8%	32.8%
Weighted-average grant-date fair value (per share)	$9.03	$6.63

Pension Plans—The Company’s foreign subsidiaries sponsor various defined benefit plans and individual defined benefit arrangements covering certain eligible employees. The benefits under these pension plans are based on years of service and compensation levels. Funding is limited to statutory requirements. In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. This statement requires a company to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined benefit plan in the year in which the changes occur (reported in comprehensive income). The requirement to recognize the funded status of a benefit plan and the related disclosure requirements were effective for the Company as of the end of fiscal 2007 and the Company adopted the statement at that time. The adoption of SFAS No. 158 resulted in a $492,000 reduction in stockholders’ equity, net of income taxes for fiscal 2007. The measurement date for all plans is June 30 of each fiscal year.

The change in benefit obligations and plan assets as well as the funded status of the Company’s foreign pension plans were as follows (in thousands):

	June 30,
	2008	2007
Change in plan assets:
Fair value of plan assets—beginning of year	$53,000	$27,700
Net transfer, including effect of business combination	7,500	22,300
Actual return on plan assets	2,200	1,300
Employer contributions	4,100	4,100
Participant contributions	800	900
Benefits and expenses paid	(3,500)	(4,700)
Settlement	(3,500)	—
Foreign currency exchange rate changes	11,200	1,400

Fair value of plan assets—end of year	71,800	53,000

Change in benefit obligation:
Benefit obligation—beginning of year	$63,300	$32,800
Net transfer, including effect of business combination	7,700	26,300
Service cost	3,400	3,400
Interest cost	3,300	2,700
Participant contributions	800	900
Actuarial (gain) loss	(7,300)	300
Benefits and expenses paid	(7,000)	(4,700)
Foreign currency exchange rate changes	12,600	1,600

Projected benefit obligation—end of year	$76,800	$63,300

Funded status—plan assets less benefit obligation	$(5,000)	$(10,300)
Unrecognized net actuarial (gain) loss due to experience different than assumed	—	—

Accrued pension liability	$(5,000)	$(10,300)

Net transfers of plan assets and benefit obligations are the result of the Company’s acquisition of CSG in April 2006. During the fiscal year ended June 30, 2007, retirement plans that were included in the Company’s purchase of CSG, and were previously accounted for as defined contribution plans, were determined to be defined benefit plans under SFAS No.87. During the fiscal year ended June 30, 2007, the funded status of these acquired plans was recorded as an adjustment to the purchase price allocation.

The impact of the adoption of SFAS No. 158 in fiscal year 2007, comprising actuarial gains and losses, resulted in a reduction to stockholders’ equity of $492,000 and consists of an increase (decrease) to the following accounts in the consolidated balance sheet (in thousands):

Other liabilities (non-current)	559
Long term deferred income tax liabilities	(67)

Impact to stockholders’ equity	$(492)

The amount recognized in the consolidated balance sheet (in thousands) as of June 30, 2008 consisted of:

Non-current assets	700
Non-current liabilities	(5,700)

Net amount recognized	$(5,000)

The accumulated benefit obligation for all defined benefit pension plans was $70,500,000 and $56,300,000 at June 30, 2008 and 2007, respectively.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Company’s pension plans with accumulated benefit obligations in excess of plan assets were $76,800,000, $70,500,000 and $71,800,000, respectively, as of June 30, 2008.

The components of net pension expense were as follows (in thousands):

	Fiscal Years Ended June 30,
	2008	2007	2006
Service cost—benefits earned during the period	$3,400	$3,400	$200
Interest cost on projected benefits	3,300	2,700	400
Expected return on plan assets	(3,000)	(2,400)	(300)

	$3,700	$3,700	$300

General assumptions used to determine the actuarial present value of benefit obligations were:

	Fiscal Years Ended June 30,
	2008	2007	2006
Discount rate	5.07%	4.21%	4.75%
Increase in compensation levels	2.19	1.89	1.95

General assumptions used to determine the net pension expense for the fiscal years ended June 30, 2008, 2007 and 2006 were:

	Fiscal Year Ended June 30,
	2008	2007	2006
Discount rate	4.22%	4.09%	4.60%
Expected long-term rate of return on assets	4.43	4.24	4.60
Increase in compensation levels	2.02	1.99	1.95

The discount rate is based upon published rates for high-quality fixed-income investments that produce cash flows that approximate the timing and amount of expected future benefit payments.

The weighted-average long-term expected rate of return on assets assumption is 4.43%. This percentage has been determined based on historical and expected future rates of return on plan assets considering the target asset mix and the long-term investment strategy.

Plan Assets. The plan assets of the pension plans are the liability of insurance companies and benefit payments are fully insured. The insurance companies invest the plan assets in accordance with the terms of the insurance companies’ guidelines and the Company has no control over the investment decisions made by the insurance companies. The insurance companies invest virtually the entire pension plan portfolio in fixed income securities.

Contributions. The contribution for the year ended June 30, 2008 was $4,100,000. The minimum required contribution and expected contribution to the Company’s pension plans are $4,000,000 for the year ending June 30, 2009.

Estimated Future Benefit Payments. The benefits expected to be paid for fiscal 2009 and the fiscal years ending June 30, 2010 through June 30, 2013, are $1,400,000, $1,700,000, $4,100,000, $2,100,000 and $2,300,000, respectively. The aggregate benefits expected to be paid in the five years ending June 30 from 2014 to 2018 are $17,200,000. The expected benefits to be paid are based on the same assumptions used to measure the Company’s pension plans’ benefit obligation at June 30, 2008, and include estimated future employee service.

Retirement and Savings Plan—The Company has defined contribution plans that cover most of its domestic employees. This 401(k) plan provides Company matching under various formulas. The costs for the domestic associates plans for the fiscal years ended June 30, 2008, 2007 and 2006, were $1,482,000, $1,096,000, and $300,000, respectively.

The Company’s foreign subsidiaries have defined contribution plans that cover certain international employees. These retirement savings-type plans provide company matching under various formulas. The Company’s match amounted to approximately $3,300,000, $3,000,000 and $700,000 for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

12.	RELATED-PARTY TRANSACTIONS

In connection with the Unit Purchase Agreement between the Company and GTCR, the Company entered into a professional services agreement (the “Professional Services Agreement”) with GTCR as of April 1, 2005. This agreement provides for GTCR to provide certain professional services in exchange for annual management fees of $250,000 commencing when Solera, Inc. has consolidated EBITDA of at least $3,000,000. Pursuant to the Professional Services Agreement, the Company incurred management fees of approximately $ 0, $208,000 and $53,000 for the fiscal years ended June 30, 2008, 2007 and June 30, 2006, respectively. The Professional Services Agreement also provides for GTCR to receive a placement fee of one percent of the gross amount financed pursuant to certain issuances of equity and debt. In connection with the raising of equity and debt financing, the Company incurred placement fees during the fiscal year ended June 30, 2006 of $10,900,000, of which $2,180,000 was recorded as an equity issuance cost and $8,720,000 was included in debt issuance costs.

Certain minority stockholders of the Company’s international subsidiaries are also commercial purchasers and users of the Company’s software and services. Revenue transactions with all of the individual minority stockholders in the aggregate represent less than 5% of the Company’s consolidated revenue.

In February 2006, the Company entered into an advisory services and success agreement (the “Advisory Services Agreement”) with a member of its board of managers. Pursuant to this agreement, in exchange for advisory services rendered, the Company agreed to pay the board member, upon consummation of the April 2006 acquisition, the lesser of $4,500,000 or a specified dollar formula calculated as a percentage of the acquisition purchase price. Based on the final purchase price of approximately $1.0 billion, the Company paid the board member approximately $3,800,000 for services rendered in conjunction with the April 2006 acquisition during the fiscal year ended June 30, 2006. This amount is recorded as a cost of the April 2006 acquisition.

13.	INCOME TAXES

The components of income (loss) before income taxes attributable to domestic and foreign operations are as follows (in thousands):

	Fiscal Years Ended June 30,
	2008	2007	2006
Income (loss) before income taxes and minority interest:
Domestic	$(19,821)	$(48,759)	$(16,418)
Foreign	61,997	(28,870)	(2,816)

	$42,176	$(77,629)	$(19,234)

The federal, state and foreign tax provision (benefit) are summarized as follows (in thousands):

	Fiscal Years Ended June 30,
	2008	2007	2006
Current:
Federal	$1,829	$(464)	$—
Foreign	25,698	21,907	4,573
State	2,193	(372)	6

Total current	29,720	21,071	4,579

Deferred:
Federal	17,501	(13,417)	(4,057)
Foreign	(12,538)	(8,295)	(965)
State	(348)	(132)	(825)

Total deferred	4,615	(21,844)	(5,847)

Total income tax provision (benefit)	$34,335	$(773)	$(1,268)

A reconciliation between the Company’s effective tax rate on income from operations and the U.S. federal statutory rate is as follows (amounts in thousands):

	Fiscal Years ended June 30,
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax provision (benefit) at U.S. statutory rate	$14,762	35.0%	$(27,170)	(35.0)%	$(6,732)	(35.0)%
(Increase) decrease in benefit from:
State taxes—net of federal tax benefit	(64)	(0.2%)	(373)	(0.5)	(533)	(2.8)%
Foreign tax rate differential	(2,312)	(5.5%)	1,257	1.6%	1,301	6.8%
Impact on deferred taxes due to increase (reduction) in foreign income tax rate	(8,351)	(19.8)%	(2,743)	(3.5)%	62	0.3%
Change in valuation allowance	30,665	72.7%	18,486	23.8%	3,069	16.0%
LLC income not subject to entity level income tax	—	—	922	1.2%	1,395	7.3%
Non-deductible interest	—	—	5,728	7.4%	—	—
Withholding taxes	1,872	4.4%	1,864	2.4%	—	—
Stock based compensation	561	1.3%	—	—	—	—
Tax credits	(2,491)	(5.9%)	—	—	—	—
Other	(307)	(0.6%)	1,256	1.6%	170	0.8%

Total income tax provision (benefit)	$34,335	81.4%	$(773)	(1.0)%	$(1,268)	(6.6)%

The significant components of deferred income tax assets and liabilities and their balance sheet classifications are as follows (in thousands):

	June 30,
	2008	2007
Deferred tax assets:
Accrued expenses not currently deductible	$5,226	$3,234
Depreciation and amortization	1,434	2,377
Net operating losses	33,054	28,966
Intangibles	10,629	6,170
Tax credit carryovers and other	14,284	4,567

	64,627	45,314
Less valuation allowances	(54,663)	(18,231)

Deferred tax assets—net	9,964	27,083

Deferred tax liabilities:
Amortization	351	1,885
Intangibles	29,046	40,202
Other	8,003	1,911

Deferred tax liabilities	37,400	43,998

Net deferred tax liabilities	$(27,436)	$(16,915)

The Company has U.S. federal, state and foreign net operating loss carry-forwards of approximately $143,693,000 at June 30, 2008. The Company also has U.S. federal and state research and development tax credit carry-forwards of approximately $1,021,000 and $2,159,000, respectively, and foreign tax credit carry-forwards of $2,908,000. $4,745,000 of these tax carry-forwards have an indefinite utilization period and the remaining tax carry-forward will expire at various times beginning in 2010 through 2027, if not utilized.

Utilization of the Company’s U.S. federal and certain state net operating loss and tax credit carryovers may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carry-forwards before utilization.

The increase in valuation allowance at June 30, 2008 is primarily attributed to the establishment of a full valuation allowance against the Company’s U.S. net deferred tax assets. Valuation allowances are established and maintained for deferred tax assets on a “more likely than not” threshold. The Company has considered the following possible sources of taxable income when assessing the realization of the deferred tax assets: (1) future reversals of existing taxable temporary differences; (2) taxable income in prior carryback years; (3) tax planning strategies; and (4) future taxable income exclusive of reversing temporary differences and carryforwards. Reliance on future U.S. taxable income as an indicator that a valuation allowance is not required is difficult when there is negative evidence such as in the Company’s situation where the Company has cumulative U.S losses in recent years. In considering the evidence as to whether a valuation allowance is needed, the existence of cumulative losses in recent years is a factor that is accorded significant weight in the Company’s assessment. Income forecasts were considered in conjunction with other positive and negative evidence, including the Company’s current financial performance and the on going debt service costs related to the Company’s U.S. external borrowing arising from the April 2006 acquisition. As a result, a determination was made that there was not sufficient positive evidence to enable the Company to conclude that it was “more likely than not” that these deferred tax assets would be realized. Therefore, the Company has provided a full valuation allowance against the Company’s U.S. net deferred tax assets. This assessment will continue to be undertaken in the future. The Company’s results of operations may be impacted in the future by the Company’s inability to realize a tax benefit for future tax losses or for items that will generate additional deferred tax assets. The Company’s results of operations might be favorably impacted in the future by reversals of valuation allowances if the Company is able to demonstrate sufficient positive evidence that the Company’s deferred tax assets will be realized.

The Company has recorded valuation allowances for deferred tax assets of $54,663,000 and $18,231,000 at June 30, 2008 and 2007, respectively. The $54,663,000 valuation allowance for deferred tax assets as of June 30, 2008 is comprised of approximately: $50,441,000 charged against income tax expense while $1,082,000 is charged against goodwill and $ 3,140,000 is charged against equity. If the valuation allowance is fully realized, $1,082,000 will reduce goodwill and noncurrent acquisition-related intangible assets, $3,140,000 will reduce equity and the balance of $ $50,441,000 will reduce income tax expense.

The Company also recorded a valuation allowance of $1,048,000 for deferred taxes that was attributable to the tax benefits of stock option deductions which will be credited to equity when realized.

Income tax payments were approximately $25,851,000 and $22,464,000 for the fiscal years ended June 30, 2008 and 2007, respectively, for payments made directly by the Company.

The undistributed earnings of the Company’s foreign subsidiaries as of June 30, 2008 are considered to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

The Company adopted FIN No. 48 on July 1, 2007. At adoption, the Company recorded $1,027,000 cumulative credit adjustment to decrease the accumulated deficit.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits balance at July 1, 2007	$8,387
Increase related to prior year tax positions	4,126
Decrease related to prior year tax positions	0
Increase related to current year tax position	4,785
Settlements with tax authorities	0
Decrease related to lapse of statute of limitations	0

Gross unrecognized tax benefits balance at June 30, 2008	$17,298

Included in the balance of total unrecognized tax benefits at June 30, 2008, are potential benefits of $10,837,000 which, if recognized, would affect the effective tax rate on income from continuing operations.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. Pursuant to the Acquisition Agreement dated February 8, 2006, ADP has indemnified all pre-acquisition period related income tax assessments arising from such tax examinations of CSG. As such, the Company is responsible for all income tax assessments arising from tax examinations pertaining to the post-acquisition period.

As of June 30, 2008, the Company had no accrued interest expense related to the unrecognized tax benefits. The Company recognizes interest accrued and penalties, if incurred, related to unrecognized tax benefits as a component of income tax expense. This policy did not change as a result of the adoption of FIN No. 48.

14.	CONTRACTUAL COMMITMENTS, CONTINGENCIES, AND OFF-BALANCE-SHEET ARRANGEMENTS

The Company has obligations under various facilities and equipment leases and software license agreements. Total expense under these agreements was approximately $14,544,000, $17,031,000 and $2,664,000 for the fiscal years ended June 30, 2008, 2007 and 2006, respectively, with minimum commitments at June 30, 2008, as follows (in thousands):

2009	$27,374
2010	14,214
2011	9,924
2012	8,085
2013	7,017
Thereafter	9,474

Total	$76,088

In addition to fixed rentals, certain leases require payment of maintenance and real estate taxes and contain escalation provisions based on future adjustments in price indices.

In the normal course of business, the Company enters into contracts in which it makes representations and warranties that guarantee the performance of the Company’s products and services. Losses related to such guarantees were not significant during the fiscal years ended June 30, 2008, 2007 and 2006.

The amounts exclude $9.8 million of liabilities under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as the Company is unable to reasonably estimate the ultimate amount or timing of settlement. See Note 13, Income Taxes, in the Notes to Consolidated Financial Statement for further discussion.

15.	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income for the fiscal years ended June 30, 2008, 2007 and 2006 are as follows:

	Fiscal Years Ended June 30,
	2008	2007	2006
Net income (loss)	$598	$(80,906)	$(18,887)
Other Comprehensive income (loss):
Foreign currency translation adjustments	58,746	4,816	3,763
Unrealized net gain (loss) on derivative instruments, net of tax	(5,474)	(1,065)	—
Unrealized income from SFAS No. 158 Pension, net of tax	5,271	—	—

Comprehensive income (loss)	$59,141	$(77,155)	$(15,124)

16.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company manages its business operations through two strategic business units. Based upon the information reported to the chief operating decision maker, who is the Chief Executive Officer, the Company has the following two reportable segments: EMEA and Americas. The EMEA business unit encompasses the Company’s operations in Europe, the Middle East, Africa and Asia. The Americas business unit encompasses the Company’s operations in North America, and Central and South America. Prior to December 1, 2006, the Company was organized into three reportable segments: EMEA, Americas and Netherlands. Since the initial filing of the Company’s consolidated financial statements as part of a Registration Statement on Form S-1 for the Company’s initial public offering, the Company has presented the disclosures as required by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, for all periods presented to conform to the segment structure in place beginning as of December 1, 2006. Based on management fee studies, the Company’s Corporate segment allocates certain costs related to providing services to its reportable segments. These costs are managed at the Corporate level and include costs related to financing activities, business development and oversight, and tax, audit and other professional fees of the Company. The Company evaluates the performance of its reportable segments based on operating results before income taxes:

(in thousands)	EMEA	Americas	Corporate	Total
Fiscal Year Ended June 30, 2006
Revenues	$54,933	$40,151	$—	$95,084
Earnings (loss) before income taxes and minority interest	6,171	(4,067)	(21,338)	(19,234)
Assets	893,334	315,340	44,331	1,253,005
Capital expenditures	1,830	2,282	—	4,112
Depreciation and amortization	13,202	10,369	—	23,571
Interest expense	1	9	14,832	14,842
Other (income) expense—net	(485)	(182)	2,503	1,836

Fiscal Year Ended June 30, 2007
Revenues	280,112	191,848	—	471,960
Earnings (loss) before income taxes and minority interest	39,270	499	(117,398)	(77,629)
Assets	883,911	327,865	12,177	1,223,953
Capital expenditures	7,220	20,010	—	27,230
Depreciation and amortization	58,606	45,813	—	104,419
Interest expense	47	218	69,416	69,681
Other (income) expense—net	(3,568)	(306)	35,383	31,509

Fiscal Year Ended June 30, 2008
Revenues	334,176	205,677	—	539,853
Earnings (loss) before income taxes and minority interest	82,593	31,124	(71,541)	42,176
Assets	1,026,879	300,310	4,566	1,331,755
Capital expenditures	8,630	10,191	—	18,821
Depreciation and amortization	57,524	37,742	—	95,266
Interest expense	60	302	45,368	45,730
Other (income) expense—net	(8,120)	(983)	(415)	(9,518)

The Company conducts its sales, marketing and customer service activities throughout the world. Geographic revenue information is based on the location of the customer. No single country outside the United States, the Netherlands, the United Kingdom and Germany accounted for 10% or more of total external revenue or of long-lived assets.

(in thousands)
	Europe*	United States	The Netherlands	United Kingdom	Germany	All Other	Total
Fiscal Year Ended June 30, 2006
Revenues	$23,924	$31,018	$11,301	$8,760	$9,438	$10,643	$95,084
Property and equipment—net	10,754	12,901	487	3,949	8,088	2,106	38,285

Fiscal Year Ended June 30, 2007
Revenues	$118,955	$146,392	$56,898	$50,814	$46,220	$52,681	$471,960
Property and equipment—net	6,003	26,214	311	8,149	8,269	2,539	51,485

Fiscal Year Ended June 30, 2008
Revenues	$141,219	$147,875	$62,554	$57,819	$52,450	$77,936	$539,853
Property and equipment—net	4,392	22,554	290	8,681	8,473	4,853	49,243

*	Excludes the Netherlands, the United Kingdom and Germany, which are shown separately.

17.	QUARTERLY FINANCIAL RESULTS (UNAUDITED)

Summarized unaudited quarterly results of the Company’s continuing operations for the two fiscal years ended June 30, 2008 and 2007 are as follows:

(in thousands except per share data)
Year Ended June 30, 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$124,181	$132,089	$138,049	$145,534
Allocated cost of revenues	66,932	68,759	69,004	71,620
Gross profit	57,249	63,330	69,045	73,912
Net loss	3,854	11,009	7,308	(21,573)
Dividends and redeemable preferred unit accretion	—	—	—	—
Net loss allocable to common stockholders/unitholders	$3,854	$11,009	$7,308	$(21,573)
Net loss allocable to common stockholders/unitholders per share/unit:
Basic	$0.06	$0.17	$0.11	$(0.34)
Diluted	$0.06	$0.17	$0.11	$(0.34)

Year Ended June 30, 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$111,482	$116,237	$121,701	$122,540
Allocated cost of revenues	70,199	72,059	72,832	74,472
Gross profit	41,283	44,178	48,869	48,068
Net loss	(17,890)	(11,978)	(9,751)	(41,287)
Dividends and redeemable preferred unit accretion	4,191	4,276	4,267	1,880
Net loss allocable to common stockholders/unitholders	$(22,081)	$(16,254)	$(14,018)	$(43,167)
Net loss allocable to common stockholders/unitholders per share/unit:
Basic and Diluted	$(0.76)	$(0.56)	$(0.48)	$(0.90)

CLAIMS SERVICES GROUP

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

CLAIMS SERVICES GROUP

STATEMENTS OF COMBINED EARNINGS

YEARS ENDED JUNE 30, 2004 AND 2005 AND

PERIOD FROM JULY 1, 2005 THROUGH APRIL 13, 2006

(In thousands)

	Years Ended June 30		Period from July 1, 2005 through April 13, 2006
	2004	2005
Revenues	$361,179	$412,355	$335,146

Operating expenses	107,590	117,361	101,995
Selling, general and administrative expenses	94,757	112,480	87,033
Systems development and programming costs	57,465	62,690	52,306
Depreciation and amortization	28,754	34,335	28,894
Restructuring charges (benefit)	1,740	5,512	(468)
Impairment charges	4,214	—	—
Interest expense	271	334	318
Other (income) expense—net	(1,323)	(4,065)	(3,069)

Total operating expenses	293,468	328,647	267,009

Earnings from continuing operations before provision for income taxes, minority interests, and loss (income) from discontinued operations, net of benefit from income taxes	67,711	83,708	68,137
Provision for income taxes	22,124	24,030	23,688
Minority interests in net income of combined subsidiaries	1,229	1,909	3,468

Earnings from continuing operations before loss (income) from discontinued operations, net of benefit from income taxes	44,358	57,769	40,981

Loss (income) from discontinued operations, net of benefit from income taxes of $4,828 and $82 for the years ended June 30, 2004 and 2005, respectively	(3,816)	128	—

Net earnings	$48,174	$57,641	$40,981

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

CLAIMS SERVICES GROUP

STATEMENTS OF COMBINED CASH FLOWS

YEARS ENDED JUNE 30, 2004 AND 2005 AND

PERIOD FROM JULY 1, 2005 THROUGH APRIL 13, 2006

(In thousands)

	Years Ended June 30		Period from July 1, 2005 through April 13, 2006
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$48,174	$57,641	$40,981
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Loss from discontinued operations, net of tax	3,845	128	—
Gain on disposal of discontinued operations, net of tax	(7,661)	—	—
Depreciation and amortization	28,754	34,335	28,894
Deferred income taxes	(2,114)	(5,989)	(1,629)
Restricted stock compensation expense	268	476	7,443
Minority interests in net income of consolidated subsidiaries	1,229	1,909	3,468
Provision for doubtful accounts	644	1,313	981
Impairment of intangible assets	4,214	—	—
Other	164	778	130
Net change in assets and liabilities of discontinued operations	(1,620)	(1,997)	—
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Receivables	(4,890)	(4,957)	(5,157)
Other assets	(2,064)	540	(1,250)
Accounts payable	(2,731)	7,335	(12,811)
Accrued expenses and other liabilities	5,634	9,682	(4,047)
Income taxes payable	2,171	5,646	(5,680)

Net cash flows provided by operating activities	74,017	106,840	51,325

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15,980)	(7,659)	(9,671)
Additions to intangibles	(10,306)	(9,451)	(6,922)
Acquisitions of businesses, net of cash acquired	(116,788)	(36,456)	(3,403)
Cash paid from (deposited in) escrow account for acquisitions of businesses	(6,056)	4,203	1,853
Proceeds from the sale of businesses	5,369	—	—
Disbursements for notes receivable from affiliated parties	(917)	(14,345)	(17,311)
Proceeds from notes receivable from affiliated parties	2,994	229	16,991
Other	456	504	—

Net cash flows used in investing activities	(141,228)	(62,975)	(18,464)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to notes payable to affiliated parties	899	14,686	—
Payments on notes payable to affiliated parties	(29)	(2,459)	—
Net (returns) advances of investments to Parent and affiliates	121,606	(24,320)	8,256
Cash dividends paid to Parent and affiliates	(26,277)	(21,276)	(91,043)

Net cash flows (used in) provided by financing activities	96,199	(33,369)	(82,787)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,950	2,993	6,741

NET CHANGE IN CASH AND CASH EQUIVALENTS	30,938	13,489	(43,185)
CASH AND CASH EQUIVALENTS—Beginning of period	76,886	107,824	121,313

CASH AND CASH EQUIVALENTS—End of period	$107,824	$121,313	$78,128

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments made for interest	$745	$862	$—

Cash payments made for income taxes	$11,651	$13,329	$13,940

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

The accompanying combined financial statements include the accounts of the Company, which include the following entities owned directly or indirectly, by the Company:

Entity	Ownership	Location
ADP Claims Solutions Group, Inc.	100%	United States
Collision Repair Business Management LLP	100%	United States
ADP Hollander Inc.	100%	United States
Integrated Medical Solutions, Inc.	100%	United States
Sidexa S.A. (France)	75%	France
Audatex Developpement France SAS	100%	France
Audatex Holding GmbH (Swiss)	100%	Switzerland
Audatex Osterreich GmbH (Austria)	100%	Austria
Informex S.A. (Belgium)	98%	Belgium
Audatex Brasil Servicos Ltda.	100%	Brazil
Audatex Ceska Republica a.s. (fka Mobil Data a.s.)	100%	Czech Republic
Audatex Deutschland Datenverarbeitungs GmbH	100%	Germany
Audatex Daten Internationale Datenentwicklungs GmbH	100%	Germany
Audatex (UK) Limited	100%	United Kingdom
Audatex Magyarorszag Kft. (Hungary)	100%	Hungary
Audatex Espana S.A.	75%	Spain
Audatex Datos Espana S.A.	88%	Spain
Audatex Polska Sp. Zoo.	100%	Poland
Audatex Portugal S.A.	51%	Portugal
Audatex S.A. (Pty) Ltd.	100%	South Africa
Audatex Systems GmbH (Swiss)	100%	Switzerland
Audatex GmbH (Swiss)	100%	Switzerland

Entity	Ownership	Location
Audatex Schweiz GmbH	100%	Switzerland
ADP Network Services Netherlands BV	100%	Netherlands
OOO Audatex (Russia)	100%	Russia
Audatex Mexico S. De R.L. de C.V.	51%	Mexico
Audatex Slovakia s.r.o.	100%	Slovakia
Audatex Ukraine LLC	100%	Ukraine
ADP Business Services Group BV (Netherlands)	100%	Netherlands
ADP Business Services Nerland BV	100%	Netherlands
ABZ BV	100%	Netherlands
ADP Business Services International BV (D)	100%	Netherlands
EBZ BV	100%	Netherlands
ADP Claims Services (BV)	100%	Netherlands
Audatex Italia s.r.l.	100%	Italy
ArgeMu GmBH	100%	Germany
Audatex Services SRL (Romania)	100%	Romania

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

Internal Use Software—Expenditures for software purchases and software developed or obtained for internal use are capitalized and amortized over a three -to five-year period on a straight-line basis. For software developed or obtained for internal use, the Company capitalizes costs in accordance with the provisions of Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company’s policy provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal use computer software. In addition, the Company also capitalizes certain payroll and payroll-related costs for employees who are directly associated with internal use computer software projects. The amount of capitalizable payroll costs with respect to these employees is limited to the time directly spent on such projects. Costs associated with preliminary project stage activities, training, maintenance and all other post-implementation stage activities are expensed as incurred. The Company also expenses internal costs related to minor upgrades and enhancements, as it is impractical to separate these costs from normal maintenance activities.

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

3.	OTHER (INCOME) EXPENSE—NET

Interest Income and other—net consists of the following:

	Years Ended June 30		Period From July 1, 2005 through April 13, 2006
	2004	2005
Interest income	$(1,601)	$(2,589)	$(1,668)
Interest income on notes receivable from affiliated parties	(133)	(348)	(998)
Foreign exchange (gain) loss on notes receivable and notes payable from affiliated parties	363	(872)	(383)
Other	48	(256)	(20)

Other (income) expense—net	$(1,323)	$(4,065)	$(3,069)

4.	PURCHASE OF THE COMPANY BY SOLERA, INC.

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

11.	NOTES RECEIVABLE FROM AFFILIATED PARTIES AND NOTES PAYABLE TO AFFILIATED PARTIES.

Notes receivable from affiliated parties and notes payable to affiliated parties are comprised of the following:

	Interest Rate	Date of Maturity	June 30,
Type of Issue			2004	2005
Short-term notes receivable denominated in foreign currency:
Note receivable from affiliate	3.25	5/21/06	$—	$2,825

Long-term notes receivable denominated in foreign currency:
Note receivable from affiliate	3.00	10/14/06	$—	$12,662
Note receivable from affiliate	6.00	6/14/07	—	1,504
Note receivable from affiliate	3.25	5/21/06	2,875	—

Total long-term notes receivable from affiliated parties			$2,875	$14,166

Short-term notes payable denominated in foreign currency:
Note payable to affiliate	4.00	10/10/05	$—	$3,252
Note payable to affiliate	12.00	12/31/05	—	1,582
Note payable to affiliate	2.35	4/6/06	—	8,410
Note payable to affiliate	2.25	3/11/06	799	836

Total short-term notes payable to affiliated parties			$799	$14,080

Long-term notes payable denominated in foreign currency:
Note payable to affiliate	4.00	10/10/05	$3,179	$—
Note payable to affiliate	12.00	12/31/05	1,106	—
Note payable to affiliate	1.00	4/26/07	—	3,231

Total long-term notes payable to affiliated parties			$4,285	$3,231

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

The Company utilizes treasury stock to satisfy stock option exercises, issuances under its employee stock purchase plan and restricted stock awards. Stock-based compensation expense was recognized in earnings from continuing operations as follows:

	Fiscal Year		July 1, 2005- April 13, 2006
	2004	2005
Operating expenses	$—	$—	$1,111
Selling, general and administrative expenses	268	476	3,264
Systems development and programming costs			3,068

Total stock-based compensation expense	$268	$476	$7,443

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

A summary of changes in the stock option plans for the fiscal years ended June 30, 2004 and 2005 and for the period from July 1, 2005 through April 13, 2006, is as follows:

	Number of Options (in thousands)			Weighted-Average Exercise Price
			July 1, 2005- April 13, 2006			July 1, 2005- April 13, 2006
	2004	2005		2004	2005
Options outstanding—beginning of year	2,642	3,028	2,913	$43	$43	$43
Options granted	972	469	488	41	43	44
Options exercised	(183)	(169)	(237)	32	32	37
Options canceled	(403)	(415)	(422)	46	45	42

Options outstanding—end of period	3,028	2,913	2,742	$43	$43	$44

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

The fair value for these instruments was estimated at the date of grant with the following assumptions:

	Years Ended June 30		Period from July 1, 2005 through April 13, 2006
	2004	2005
Risk-free interest rate	3.9-4.5%	2.1-4.2%	4.0-4.6%
Dividend yield	1.0-1.1%	1.2-1.4%	1.4-1.7%
Volatility factor	29.0-29.3%	26.2-29.2%	17.1-24.7%
Expected life (in years):
Stock options	6.5	5.5-6.5	5.5-6.5
Stock purchase plans	2.0	2.0	2.0
Weighted average fair value:
Stock options	$13.96	$11.38	$10.89
Stock purchase plans	11.95	12.66	9.76

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

The components of net pension expense were as follows:

	Years Ended June 30,		Period From July 1, 2005 through April 13, 2006
	2004	2005
Service cost—benefits earned during the period	$1,000	$1,200	$1,200
Interest cost on projected benefits	1,300	1,400	1,300
Expected return on plan assets	(1,000)	(1,200)	(800)

	$1,300	$1,400	$1,700

Assumptions used to determine the actuarial present value of benefit obligations generally were:

	2004	2005
Discount rate	5.06%	4.46%
Increase in compensation levels	2.54	2.13

Assumptions used to determine the net pension expense generally were:

	Years Ended June 30		Period From July 1, 2005 through April 13, 2006
	2004	2005
Discount rate	5.04%	5.06%	4.36%
Expected long-term rate of return on assets	4.65%	4.66%	4.44%
Increase in compensation levels	2.53%	2.54%	2.12%

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

Earnings from continuing operations before income taxes and minority interests in net income of combined subsidiaries shown below are based on the geographic location to which such earnings are attributable:

	Years Ended June 30		Period From July 1, 2005 through April 13, 2006
	2004	2005
Earnings before income taxes:
United States	$20,592	$17,044	$15,403
Foreign	47,119	66,664	52,734

	$67,711	$83,708	$68,137

The provision for income taxes on earnings from continuing operations consists of the following components:

	Years Ended June 30		Period From July 1, 2005 through April 13, 2006
	2004	2005
Current:
Federal	$6,207	$6,568	$6,418
Foreign	16,809	22,166	18,188
State	1,222	1,285	711

Total current	24,238	30,019	25,317

Deferred:
Federal	667	(857)	(535)
Foreign	(2,912)	(4,965)	(1,087)
State	131	(167)	(7)

Total deferred	(2,114)	(5,989)	(1,629)

Total provision	$22,124	$24,030	$23,688

A reconciliation between the Company’s effective tax rate on earnings from continuing operations and the U.S. federal statutory rate is as follows:

	Years Ended June 30				Period From July 1, 2005 through April 13, 2006%
	2004	%	2005	%
Provision for taxes at U.S. statutory rate	$23,269	35.0	$28,630	35.0	$23,848	35.0
Increase (decrease) in provision from:
State taxes, net of federal tax benefit	880	1.3	727	0.9	458	0.7
Foreign rate lower than U.S. federal statutory rate	(2,164)	(3.2)	(3,956)	(4.9)	(2,824)	(4.1)
Change in valuation allowance					309	0.5
Impact on deferred taxes due to reduction in foreign income tax rate			(1,509)	(1.8)	(202)	(0.3)
Other	139	0.2	138	0.2	2,099	3.1

	$22,124	33.3	$24,030	29.4	$23,688	34.9

The significant components of deferred income tax assets and liabilities and their balance sheet classifications are as follows:

	June 30,		April 13, 2006
	2004	2005
Deferred tax assets:
Accrued expenses not currently deductible	$7,198	$7,646	$11,169
Depreciation and amortization	961	716	1,259
Net operating losses	1,699	1,862	1,292
Other	1,303	842	86

	11,161	11,066	13,806
Less valuation allowances	(1,152)	(1,613)	(1,692)

Deferred tax assets—net	$10,009	$9,453	$12,114

Deferred tax liabilities:
Amortization	$45,227	$41,900	$262
Capitalized Software	6,356	5,954	4,307
Statutory versus GAAP deductions	3,895	2,809
Other	917	1,564	605

Deferred tax liabilities	56,395	52,227	5,174

Net deferred tax assets (liabilities)	$(46,386)	$(42,774)	$6,940

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

	Years Ended June 30		Period From July 1, 2005 through April 13, 2006
	2004	2005
Currency translation adjustments	$20,688	$31,541	$30,544
Minimum pension liability adjustment, net of tax	(156)	(747)	—

Accumulated other comprehensive income	$20,532	$30,794	$30,544

16.	SEGMENT AND GEOGRAPHIC INFORMATION

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

In 1999 the European Court ruled that a German tax rule regarding the tax treatment of certain royalty fees paid to foreign entities was incompatible with European law. It was unclear whether the European Court ruling applied to non-EU and Double Tax Treaty (DTT) countries. As a result, the German law remained in effect, but German tax authorities suspended tax assessments on trade taxes where the licensor/lessor was resident in a non-EU DTT country, reserving the right to assess the tax at a later date. In response, the Company’s German subsidiaries began accruing a trade tax liability on royalties to non-EU DTT countries according to the German law. As of April 13, 2006, a $6.7 million tax liability was recorded in the Company’s financial statements. In November 2006 the Company was notified that the German tax authorities issued a clarifying ordinance, stating that in the case of lessors/licensors resident in EU or DTT countries the tax assessment would be permanently ceased. Based upon this decision, during the quarter ended December 31, 2006 Solera Holdings, LLC plans to reverse the entire $6.7 million accrual as a reduction to goodwill attributed to the purchase.

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation of the Registrant (as filed as Exhibit 3.1 to Solera Holdings, Inc.’s Form S-1/A filed with the SEC on May 9, 2007).

3.2*	By-laws of the Registrant (filed as Exhibit 3.2 to Solera Holdings, Inc.’s Form S-1/A filed with the SEC on May 9, 2007).

4.1*	Specimen Common Stock Certificate (filed as Exhibit 4.1 to Solera Holdings, Inc.’s Form S-1/A filed with the SEC on May 9, 2007).

4.2*	Registration Rights Agreement, dated as of April 1, 2005, by and among Solera Holdings, LLC, GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and each of the other Stockholders party thereto (filed as Exhibit 4.2 to Solera Holdings, Inc.’s Form S-1 filed with the SEC on February 12, 2007).

10.1*	Transaction Agreement, dated as of February 8, 2006, by and among Solera, Inc., Automatic Data Processing, Inc., ADP Atlantic Inc., ADP Nederland B.V., ADP International B.V., ADP Canada Co. and ADP Private Limited (filed as Exhibit 10.1 to Solera Holdings, Inc.’s Form S-1 filed with the SEC on February 12, 2007).

10.2*	Amendment No. 1 to Transaction Agreement, dated as of March 28, 2006, by and among Solera, Inc., Automatic Data Processing, Inc., ADP Atlantic Inc., ADP Nederland B.V., ADP International B.V., ADP Canada Co. and ADP Private Limited (filed as Exhibit 10.2 to Solera Holdings, Inc.’s Form S-1 filed with the SEC on February 12, 2007).

10.3*	Amendment No. 2 to Transaction Agreement, dated as of April 13, 2006, by and among Solera, Inc., Automatic Data Processing, Inc., ADP Atlantic Inc., ADP Nederland B.V., ADP International B.V., ADP Canada Co. and ADP Private Limited (filed as Exhibit 10.3 to Solera Holdings, Inc.’s Form S-1 filed with the SEC on February 12, 2007).

10.4*	Professional Services Agreement, dated as of April 1, 2005, by and among Solera Holding Corp. and GTCR Golder Rauner, L.L.C. (filed as Exhibit 10.4 to Solera Holdings, Inc.’s Form S-1 filed with the SEC on February 12, 2007).

10.5*#	Solera Holdings, Inc. 2007 Long-Term Equity Incentive Plan (filed as Exhibit 10.5 to Solera Holdings, Inc.’s Form S-1/A filed with the SEC on May 9, 2007).

10.6*#	Form of Option Agreement issued under 2007 Long-Term Equity Incentive Plan (filed as Exhibit 10.6 to Solera Holdings, Inc.’s Form S-1/A filed with the SEC on April 30, 2007).

10.7*#	Solera Holdings, LLC 2006 Employee Securities Purchase Plan (filed as Exhibit 10.7 to Solera Holdings, Inc.’s Form S-1 filed with the SEC on February 12, 2007).

10.8*#	Solera Holdings, Inc. 2007 Employee Stock Purchase Plan (filed as Exhibit 10.8 to Solera Holdings, Inc.’s Form S-1/A filed with the SEC on May 9, 2007).

10.9*#	Form of Indemnification Agreement (filed as Exhibit 10.9 to Solera Holdings, Inc.’s Form S-1/A filed with the SEC on May 9, 2007).

10.10*#	Second Amended and Restated Senior Management Agreement, dated as of January 28, 2008, by and among Solera Holdings, Inc., Solera, Inc., Tony Aquila, Anthony Aquila 2007 Annuity Trust dated May 10, 2007, Shelly Renee Aquila and Shelly Renee Aquila 2007 Annuity Trust dated May 10, 2007 (filed as Exhibit 10.1 to Solera Holdings, Inc.’s Form 10-Q filed with the SEC on February 13, 2008).

10.11*#	Employment Agreement dated as of April 13, 2006, by and among Solera, Inc., Solera Holdings, LLC and Jack Pearlstein (filed as Exhibit 10.13 to Solera Holdings, Inc.’s Form S-1 filed with the SEC on February 12, 2007).

Exhibit Number	Description
10.12*#	Amended and Restated Securities Purchase Agreement dated as of January 28, 2008, by and among Solera Holdings, Inc., Jack Pearlstein, Ian Z. Pearlstein 2001 Trust and Ivanna V. Pearlstein 2001 Trust (filed as Exhibit 10.2 to Solera Holdings, Inc.’s Form 10-Q filed with the SEC on February 13, 2008).

10.13*#	Amended and Restated Senior Management Agreement, dated as of April 13, 2006, by and among Solera Holdings, LLC, Solera, Inc. and John Schwinn (filed as Exhibit 10.15 to Solera Holdings, Inc.’s Form S-1 filed with the SEC on February 12, 2007).

10.14*#	Amended and Restated Senior Management Agreement, dated as of April 13, 2006, by and among Solera Holdings, LLC, Solera, Inc. and Michael Conway (filed as Exhibit 10.16 to Solera Holdings, Inc.’s Form S-1 filed with the SEC on February 12, 2007).

10.15*#	Second Amended and Restated Securities Purchase Agreement, dated as of January 28, 2008, by and between Solera Holdings, Inc. and Roxani Gillespie (filed as Exhibit 10.1 to Solera Holdings, Inc.’s Form 10-Q filed with the SEC on May 13, 2008).

10.16*	First Amended and Restated First Lien Credit and Guaranty Agreement, dated as of May 16, 2007, among Audatex North America, Inc., Solera Nederland Holding B.V., Audatex Holdings IV B.V., Audatex Holdings, LLC, the other Guarantors party thereto, Goldman Sachs Credit Partners L.P., Citigroup Global Markets, Inc., Citicorp USA, Inc. and the other Lenders party thereto (filed as Exhibit 10.1 to Solera Holdings, Inc.’s Form 10-Q filed with the SEC on June 25, 2007)

10.17#	Management Agreement, dated as of December 31, 2007, by and among Solera Holdings, Inc., Solera, Inc. and Jason Brady.

18.1	Letter dated August 28, 2008 from Deloitte & Touche LLP regarding change in Accounting Principle.

21.1	List of subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

23.2	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.
#	Management contract or compensatory plan or arrangement.