Form 10-Q
period 2008-09-30
SOLERA HOLDINGS, INC
filed 2008-11-06
CIK 1324245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-33461

Solera Holdings, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-1103816
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15030 Avenue of Science San Diego, California 92128	(858) 724-1600
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock, as of November 6, 2008, was 64,948,579.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

SOLERA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2008 AND JUNE 30, 2008

(In thousands, except share amounts)

	September 30, 2008 (Unaudited)	June 30, 2008 (Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$159,969	$149,311
Accounts receivable — net	91,705	95,843
Other receivables	8,995	9,784
Other current assets	18,121	18,314
Deferred income tax assets	4,285	4,802

Total current assets	283,075	278,054
PROPERTY AND EQUIPMENT — Net	46,478	49,243
OTHER ASSETS	20,066	22,980
LONG TERM DEFERRED INCOME TAX ASSETS	5,219	5,162
GOODWILL	599,975	646,098
INTANGIBLE ASSETS — Net	298,612	330,218

TOTAL	$1,253,425	$1,331,755

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$29,514	$32,191
Accrued expenses and other current liabilities	94,150	103,597
Income taxes payable	14,441	12,449
Deferred income tax liabilities	695	842
Current portion of long-term debt	5,984	6,336

Total current liabilities	144,784	155,415
LONG-TERM DEBT	588,337	624,570
OTHER LIABILITIES	30,520	33,475
LONG-TERM DEFERRED INCOME TAX LIABILITIES	34,262	36,558

Total liabilities	797,903	850,018

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	16,096	15,429

STOCKHOLDERS’ EQUITY:
Common shares, $0.01 par value: 150,000,000 shares authorized; 64,938,889 and 64,816,018 issued and outstanding as of September 30, 2008 and June 30, 2008, respectively	513,373	510,900
Accumulated deficit	(95,810)	(110,157)
Accumulated other comprehensive income	21,863	65,565

Total stockholders’ equity	439,426	466,308

TOTAL	$1,253,425	$1,331,755

See accompanying notes to consolidated financial statements.

SOLERA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2008	2007
Revenues	$142,992	$124,181
Cost of revenues:
Operating expenses	33,279	32,340
Systems development and programming costs	16,258	15,973

Total cost of revenues (excluding depreciation and amortization)	49,537	48,313
Selling, general and administrative expenses	38,734	33,542
Depreciation and amortization	21,236	22,405
Restructuring charges	471	1,623
Interest expense	11,066	11,162
Other income — net	(3,498)	(1,156)

	68,009	67,576

Income before provision for income taxes and minority interests	25,446	8,292
Income tax provision	9,009	2,877
Minority interest in net income of consolidated subsidiaries	2,090	1,561

Net income	14,347	3,854

Net income per share:
Basic	$0.22	$0.06

Diluted	$0.22	$0.06

Weighted-average shares used in the calculation of net income per share:
Basic	64,365	62,833

Diluted	64,978	64,589

See accompanying notes to consolidated financial statements.

SOLERA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,347	$3,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,236	22,405
Minority interests in net income of consolidated subsidiaries	2,090	1,561
Provision for doubtful accounts	219	50
Stock-based compensation	1,568	602
Deferred income taxes	(221)	(2,568)
Change in fair value of financial instrument	(2,980)	32
Other	54	434
Changes in operating assets and liabilities — net of effects from acquisition of businesses:
Decrease in accounts receivable	143	3,175
Decrease (increase) in other assets	2,402	(1,763)
Decrease in accounts payable	(1,089)	(22)
Decrease in accrued expenses and other liabilities	(4,005)	(1,849)
Increase in accrued interest	53	313

Net cash provided by operating activities	33,817	26,224

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,695)	(4,913)
Acquisitions of business — net of cash acquired	(1,864)	—
Investment in joint venture	—	(295)

Net cash used in investing activities	(7,559)	(5,208)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment on financed asset acquisition	(1,344)	(544)
Repayments under revolving credit facility	—	(6,929)
Repayments of long-term debt	(1,526)	(1,545)
Repurchase of common shares	—	(112)
Proceeds from stock purchase plan and exercise of stock options	905	—

Net cash used in financing activities	(1,965)	(9,130)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(13,635)	5,370

NET CHANGE IN CASH AND CASH EQUIVALENTS	10,658	17,256
CASH AND CASH EQUIVALENTS — Beginning of period	149,311	89,868

CASH AND CASH EQUIVALENTS — End of period	$159,969	$107,124

SUPPLEMENTAL CASH FLOW INFORMATION
— Cash paid for interest	$10,915	$10,405
— Cash paid for income taxes	$5,339	$3,926
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
— Capital assets financed	$329	$660

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

Principles of Consolidation and Basis of Presentation The accompanying unaudited consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles and applicable regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited Consolidated Financial Statements for the fiscal year ended June 30, 2008, included in its Annual Report on Form 10-K filed with the SEC on August 29, 2008. The Company’s operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for future quarters.

The preparation of the accompanying unaudited consolidated financial statements requires the use of estimates that affect the reported amounts of assets, liabilities, revenues, expenses and contingencies. Estimates are updated on an ongoing basis and are evaluated based on historical experience and current circumstances. Changes in facts and circumstances in the future may give rise to changes in these estimates which may cause actual results to differ from current estimates.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Solera’s significant accounting policies are described in Note 2 to the Company’s audited Consolidated Financial Statements for the fiscal year ended June 30, 2008, included in the Company’s Annual Report on Form 10-K. As of November 6, 2008 these accounting policies have not significantly changed.

Recent Accounting Pronouncements—In September 2006, the Financial Accounting Standards Board, or FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. The Company adopted SFAS No. 157 effective for the Company beginning in the first quarter of fiscal year 2009. The adoption of SFAS No. 157, resulted in a reduction to liabilities of approximately $370,000 and is reported as a component of Accumulated other comprehensive income in stockholders’ equity.

In February 2008, SFAS No. 157 was amended by FASB Staff Position No. 157-2, Effective Date of Measurements (“FSP No. 157-2”), which deferred the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for those recognized or disclosed on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The Company is currently evaluating the effect that the implementation of FSP No. 157-2 will have on its consolidated financial statements beginning in the first quarter of fiscal year 2010.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. The Company adopted SFAS No. 159 on July 1, 2008 and did not elect the fair value option for any of its financial assets or liabilities.

In March 2007, the FASB ratified EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF No. 06-11”). EITF No. 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee stock-based payment awards as an increase to additional paid-in capital. EITF No. 06-11 is effective for the Company, in the first quarter of fiscal year 2009. The adoption of EITF No. 06-11 has had no material impact on the Company’s financial position or results of operations.

In June 2007, the FASB ratified EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF No. 07-3”). EITF No. 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF No. 07-3, became effective, on a prospective basis, for the Company in the first quarter of fiscal year 2009. The adoption of EITF No. 07-3, has had no material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 amends ARB 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The adoption of SFAS No. 160 may require increased disclosures in the Company’s consolidated financial statements. SFAS No. 160 is effective for the Company beginning in the first quarter of fiscal year 2010 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company is currently assessing the impact that adoption of SFAS No. 160 will have on its consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No.161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning with the Company’s fiscal year 2010, with early application permitted. The Company is currently evaluating the disclosure implications of SFAS No. 161.

In April 2008, the FASB released FASB Staff Position 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles. FSP No. 142-3 is effective for the Company as of the beginning of fiscal year 2010. The Company is currently evaluating the potential impact, if any, the adoption of FSP No. 142-3 will have on its consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS No. 162 to have a material effect on its consolidated results of operations and financial condition.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements and also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN No. 48 effective, July 1, 2007.

3.	NET INCOME PER COMMON SHARE

The Company calculates net income per common share in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”). Under SFAS No. 128, basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the reporting period excluding shares subject to repurchase.

Reconciliation of shares used in this calculation of basic and diluted net income per share for the three month periods ended September 30, 2008 and 2007 is as follows (in thousands, except per share data):

	Three Months Ended September 30,
	2008	2007
Net income	$14,347	$3,854

Weighted-average number of common shares	64,881	64,781
Weighted-average common shares subject to repurchase	(516)	(1,948)

Weighted-average number of common shares used to compute basic net income per share	64,365	62,833

Effect of dilutive common stock equivalents:
Stock options to purchase common stock	80	—
Restricted common stock awards	533	1,756

Weighted-average number of common shares used to compute diluted net income per share	64,978	64,589

Basic net income per share	$0.22	$0.06

Diluted net income per share	$0.22	$0.06

For the three month periods ended September 30, 2008 and 2007 potential common stock equivalents of 87,650 and 32,459, respectively, are not included in the diluted net income per share calculation above, because their effect was antidilutive for the period.

4.	RESTRUCTURING CHARGES

The Solera restructuring initiatives have been focused on the objective of eliminating waste and improving operational efficiencies. The restructuring reserves are included in Accrued expenses and Other current liabilities and Other liabilities in the consolidated balance sheets.

The Company recorded restructuring charges of $471,000 and $1,623,000 during the three month periods ended September 30, 2008 and 2007, respectively. For the three months ended September 30, 2008, the charges were primarily for termination benefits. For the three months ended September 30, 2007, the charges consisted primarily of net facilities consolidation charges of $1,048,000 and termination benefits of $575,000.

For the restructuring charges recorded during the three months ended September 30, 2008, approximately $399,000 and $72,000 resulted from employee terminations and restructuring activities that pertained to Operating and system development and programming expenses, and Selling, general and administrative expenses, respectively. For the restructuring charges recorded during the three months ended September 30, 2007, approximately $303,000 and $1,320,000 resulted from employee terminations and restructuring activities that pertained to Operating and system development and programming expenses and Selling, general and administrative expenses, respectively.

The restructuring balances at September 30, 2008 of $13,385,000 included severance-related liabilities of $11,678,000, lease related liabilities as a result of facilities consolidation efforts of $2,478,000 and cumulative translation adjustments of ($771,000). The restructuring balances at June 30, 2008 of $14,563,000 included severance-related liabilities of $11,269,000, lease related liabilities as a result of facilities consolidation efforts of $2,610,000 and cumulative translation adjustments of $684,000.

In February 2008, the Company concluded its employee termination activity under the Americas 2007 plan, which commenced in February 2007 and was designed to create appropriate resource levels and efficiencies for various functional groups across the Americas segment, which encompasses the Company’s operations in North America, Central America and South America. Termination benefits for this plan related to the termination of approximately 112 employees. Remaining restructuring liabilities under this plan are comprised of amortization of lease related liabilities over the remaining 6 year term of the lease.

Under the EMEA 2007 plan, the Company focused on creating a more efficient and flexible employee work force for parts of its European operations in the EMEA segment, which encompasses the Company’s operations in Europe, the Middle East, Africa, and Asia. Termination benefits of $3,400,000 for this plan related to the termination of approximately 45 employees during the fiscal year ended June 30, 2007.

In February 2008 the Company initiated a new plan, Americas 2008, which is focused on creating a more efficient and flexible employee work force across the Americas. Termination benefits of $469,000 and $1,751,000 for this plan relate to the termination of approximately 16 and 100 employees during the three month periods ended September 30, 2008 and the fiscal year ended June 30, 2008, respectively.

In June 2008, the Company initiated a new plan, EMEA 2008, which is focused on creating a more efficient and flexible employee work force for parts of its European operations. Termination benefits of $9,515,000 for this plan related to the termination of approximately 50 employees during the fiscal year ended June 30, 2008, offset by a currency translation adjustment of ($675,000) for the three months ended September 30, 2008. Additional termination benefits of $849,000, occurred during the three months ended September 30, 2008, related to the termination of 14 employees as part of the acquisition of UC Universal Consulting Software GmbH, and was recorded as a component of goodwill as of the purchase date.

The following table summarizes the charges for restructuring and related activities, including payments made and the ending reserve balances by business segment (in thousands):

		Solera Restructuring plans				Total
	CSG [1]	EMEA 07	EMEA 08	Americas 07	Americas 08	EMEA	Americas	Total
Balance—June 30, 2008	$142	$1,397	$9,515	$2,628	$881	$10,919	$3,644	$14,563
Additions	—	—	849	2	469	849	471	1,320
Payments/amortization	—	(533)	(339)	(152)	(703)	(872)	(855)	(1,727)
Translation adjustments	—	(96)	(675)	—	—	(771)	—	(771)

Balance—September 30, 2008	$142	$768	$9,350	$2,478	$647	$10,125	$3,260	$13,385

[1]	Restructuring plan from acquisition of CSG

5.	GOODWILL AND INTANGIBLE ASSETS—NET

Changes in goodwill by business segment during the three month period ended September 30, 2008 are as follows (in thousands):

	EMEA	Americas	Total
Balance—June 30, 2008	$557,084	$89,014	$646,098
Additions from acquisition	2,985	—	2,985
Translation adjustments	(48,975)	(133)	(49,108)

Balance—September 30, 2008	$511,094	$88,881	$599,975

Components of intangible assets, excluding goodwill, as of September 30, 2008 and June 30, 2008 are as follows (in thousands):

	September 30, 2008	June 30, 2008
Intangibles (excluding goodwill):
Internally developed software	$28,148	$27,862
Customer relationships	193,540	202,970
Trademarks	16,011	17,264
Software and database technology	270,600	285,015

	508,299	533,111
Less accumulated amortization	(209,687)	(202,893)

Intangible assets—net	$298,612	$330,218

Intangible assets (excluding goodwill) have finite lives and, as such, are subject to amortization. The weighted average remaining useful life of the intangible assets is 11.0 years (2.3 years for internally developed software, 17.8 years for customer relationships, 1.8 years for trademarks and 6.8 years for software and database). Internally developed software is amortized on a straight-line basis. Other intangible assets are amortized on an accelerated basis to reflect the pattern in which economic benefits of the intangible assets are consumed. Amortization of intangibles totaled $16,917,000 and $18,182,000 for the three month periods ended September 30, 2008 and 2007, respectively. Estimated amortization expense of the Company’s existing intangible assets for the next five fiscal years ending June 30 are as follows (in thousands):

2009 (remaining 9 months)	$49,977
2010	56,185
2011	44,855
2012	33,986
2013	26,417
Thereafter	87,192

Total	$298,612

The above useful lives represent the Company’s best estimates. However, actual lives may differ from these estimates. In addition, the expected future amortization may vary based on fluctuations in foreign currency exchange rates.

6.	FAIR VALUE MEASUREMENTS

The Company adopted SFAS No. 157 on July 1, 2008 for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

SFAS No. 157 defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including the Company’s own credit risk.

In addition to defining fair value, SFAS No. 157 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•	Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

•

Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The following section describes the valuation methodologies the Company uses to measure different financial assets and liabilities at fair value.

Investments Other Than Derivatives

The Company’s investments, other than derivatives, primarily include foreign government bonds, and money market accounts.

In general, and where applicable, the Company uses quoted prices in active markets for identical assets or liabilities to determine fair value. This pricing methodology applies to the Companys Level 1 investments such as international money markets, and foreign government bills. If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then the Company would use quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable either directly or indirectly. These investments would be included in Level 2. The Company does not currently hold any Level 2 investments. The Company would value Level 3 investments using internally developed valuation models, whose inputs would include interest rate curves, credit spreads, stock prices, volatilities and any other relevant inputs. Unobservable inputs used in these models are significant to the fair value of the investments. The Company does not currently hold any Level 3 investments.

Derivatives

In general, and where applicable, the Company would use quoted prices in an active market for identical derivative assets and liabilities that are traded on exchanges. These derivative assets and liabilities would be included in Level 1. The Company does not currently have any Level 1 derivatives. The fair values for the derivative assets and liabilities included in Level 2 are estimated using industry standard valuation techniques to extrapolate future reset rates from period end yield curves and standard valuation models based on the Black-Scholes option valuation model. Market-based observable inputs including spot and forward rates, volatilities and interest rate curves at observable intervals are used as inputs to the models. Level 2 derivative assets and liabilities primarily would include certain over-the-counter options, and futures. In certain cases, market-based observable inputs are not available and the Company would use management judgment to develop assumptions which would be used to determine fair value. These derivative assets and liabilities would be included in Level 3. The Company does not currently have any Level 3 derivatives.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at September 30, 2008 (in thousands):

	Level 1	Level 2		Level 3	Total
Assets
Foreign government bills (1)	$43,941	$—		$—	$43,941
Cash equivalents - money market funds (1)	29,124	—		—	29,124
Restricted cash - money market funds (2)	686				686
Foreign currency option	—	4,781		—	4,281

Total	$73,751	$4,781		$—	$78,532

Liabilities
Interest rate swaps	—	9,216	(3)	—	9,216

Total	$—	$9,216		$—	$9,216

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheet.
(2)	Included in other assets on the Company’s consolidated balance sheet.
(3)	Amount includes adjustment of $370,000 due to the adoption of SFAS No. 157.

7.	FINANCIAL INSTRUMENTS AND DERIVATIVES

Financial Instruments — At September 30, 2008 and June 30, 2008, the carrying amounts of cash equivalents, receivables, accounts payable and other liabilities approximated their fair values because of the short-term maturities of these financial instruments. The carrying amounts of long-term debt at September 30, 2008 and June 30, 2008 approximated fair value based on prevailing interest rates.

Derivatives — In the normal course of business, the Company is exposed to interest rate changes and foreign currency fluctuations. The Company strives to limit these risks through the use of derivatives such as interest rate swaps and foreign exchange options. Derivatives are not used for speculative purposes.

In February 2006, the Company entered into a foreign currency exchange option (the “FX Option”) that gives the Company the option to call $200,000,000 at a strike price of 1.1646 EUR/USD at any time up to February 8, 2011. The FX Option is not designated as a hedging instrument. In February 2006, the Company paid approximately $7,912,000 for the FX Option.

As of September 30, 2008 and June 30, 2008, the fair value of the FX option approximated $4,781,000 and $1,801,000, respectively, and was recorded in Other assets in the consolidated balance sheets. The increase in fair value of approximately $2,980,000 during the three months ended September 30, 2008, was due to increased volatility in foreign currency rates, and changes in interest rates, and was recognized in Other income in the consolidated statement of operations.

In June 2007, the Company entered into three U.S. dollar-based interest rate swaps with notional amounts of $50,000,000, $80,965,000 ($72,865,000 as of September 30, 2008 per the planned reduction in notional amounts over the life of the swap contract), and $75,000,000, all with maturities on June 30, 2011, which require the Company to pay fixed rates of 5.445%, 5.418%, and 5.445%, respectively, and also entered into three Euro-based interest rate swaps with notional amounts of € 69,821,000 (€46,667,000 as of September 30, 2008 per the planned reduction in notional amounts over the life of the swap contract), €50,000,000, and €60,000,000, all with maturities on June 30, 2011, which require the Company to pay fixed rates of 4.603%, 4.679%, and 4.685%, respectively. These interest rate swaps were designated and documented at their inception as cash flow hedges and are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of Accumulated other comprehensive income in stockholders’ equity and reclassified into earnings when the hedged transaction affects earnings. The ineffective portion on these cash flow hedges is recognized in interest expense. The estimated fair values of ($8,501,000) and ($8,678,000) on U.S. dollar-based swaps and (€495,000)/($715,000) and €1,686,000/$2,662,000 on Euro-based swaps were recorded in Other assets/(Other liabilities) in the consolidated balance sheet as of September 30, 2008 and June 30, 2008, respectively. The decrease, net of tax, in the fair value of these swaps of $2,375,000 during the three months ended September 30, 2008, reflects the effective portion of loss on these hedges and is reported as a component of Accumulated other comprehensive income in stockholders’ equity.

The estimated fair values of the Company’s derivatives were determined based on quoted market prices and may not be representative of actual values that could have been realized or that will be realized in the future.

8.	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30, 2008	June 30, 2008
Amended and restated first lien credit facility:
Domestic term loan, due May 2014	$218,146	$218,697
European term loan, due May 2014	376,175	412,209

Total	594,321	630,906
Less current portion	5,984	6,336

Long-term portion	$588,337	$624,570

Senior Secured Credit Facilities — On May 16, 2007, in conjunction with the closing of its initial public offering, the Company entered into an Amended and Restated Senior Credit Facility Agreement with a syndicate of commercial lenders, consisting of a $50,000,000, Revolving Credit Facility, a $230,000,000 Domestic Term Loan and a €280,000,000 European Term Loan. As of September 30, 2008, the Company had $0, $218,147,000 and $376,175,000 (€260,419,000) in outstanding loans under the Revolving Credit Facility, the Domestic Term Loan and the European Term Loan, respectively, with interest rates of 4.819%, 4.819%, and 6.954%, respectively. Borrowings under the amended and restated senior credit facility bear interest, to be reset at the Company’s option, at a rate determined by the sole lead arranger of the syndicate of commercial lenders equal to (1) the offer rate on dollars based on the British Bankers’ Association Settlement Rate for deposits or (2) the offer rate on the Euro from the Banking Federation of the European Union, or (3) in the event such rates are not available, then the offered quotation rate to first class banks in the London inter-bank market or European inter-bank market by Citibank USA Inc. for deposits, respectively, in each case, plus an applicable margin that varies based upon the Company’s consolidated leverage ratio, as defined in the agreement. Beginning on June 30, 2007, consecutive quarterly minimum principal payments of $575,000 and €700,000 are required for the Domestic Term Loan and European Term Loan, respectively, under the Amended and Restated Senior Credit Facility with the remaining balance due in May 2014. Future quarterly minimum principal payments will be reduced each time a voluntary prepayment occurs. The Amended and Restated Senior Secured Credit Facility allows for voluntary prepayments under specified conditions and requires mandatory prepayments and commitment reductions upon the occurrence of certain events, including among others, sale of assets, receipt of insurance or condemnation proceeds, excess cash flow and issuances of debt and equity securities.

For the three months ended September 30, 2008, the Company’s cumulative principal payments under the European and Domestic Term Loan principal payments were $942,000 (€654,000) and $551,000, respectively, which amounts equal the minimum quarterly payments applicable during the period. Except for the quarterly minimum principal payment, the decrease in the European term loan balance during the three months ended September 30, 2008 was due to changes in foreign currency exchange rates.

The obligations under the Amended and Restated Senior Credit Facility are secured by substantially all of the assets of the Company. The Amended and Restated Senior Credit Facility contains certain covenants including, among others, requirements related to financial reporting, maintenance of operations, compliance with applicable laws and regulations, maintenance of interest rate protection and compliance with specified financial covenants, as well as restrictions related to liens, investments, business combinations, additional indebtedness, dispositions of assets or subsidiary interests, dividends, distributions, issuances of equity securities, transactions with affiliates, capital expenditures and certain other changes in the business. The Amended and Restated Senior Credit Facility contains a leverage ratio, which is applicable only to the revolving loans and applies only if at least $10,000,000 of revolving loans, including outstanding letters of credit, are outstanding for at least ten days during the prior fiscal quarter. Any amounts drawn on the revolver become due in full April 2012.

Future Minimum Principal Payments — Future minimum principal payments for the next five fiscal years ending June 30 are as follows (in thousands):

2009 (remaining 9 months)	$4,488
2010	5,985
2011	5,985
2012	5,985
2013	5,985
Thereafter	565,893

Total	$594,321

9.	EMPLOYEE BENEFIT PLANS

Stock-Based Compensation—Effective July 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options and share awards, based on estimated fair values recognized over the requisite service period.

The Company adopted SFAS No. 123(R) using the prospective transition method. Under this method, SFAS No. 123(R) is applied to new awards and to awards modified, repurchased or cancelled after the adoption date of July 1, 2006. Compensation cost that was previously recorded under Accounting Principles Board (“APB”) Opinion No. 25 for awards outstanding at the adoption date, such as unvested stock awards, will continue to be recognized as the stock awards vest. Accordingly, for the three months ended September 30, 2008, stock-based compensation expense includes compensation cost related to estimated fair values of awards granted after the date of adoption of SFAS No. 123(R) and compensation costs related to unvested awards at the date of adoption based on the intrinsic values as previously recorded under APB Opinion No. 25.

The fair value of stock and option awards granted after July 1, 2006 is estimated on the grant date using the Black-Scholes option valuation model. This valuation model for stock-based compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation including the expected term (weighted average period of time that the shares and options granted are expected to be outstanding), the volatility of the Company’s common shares, an assumed risk free interest rate and the estimated forfeitures of unvested share awards. No compensation cost is recorded for awards that do not vest. For awards granted after July 1, 2006 and valued in accordance with SFAS No. 123(R), the Company used the straight-line method for expense attribution. Expected volatilities utilized in the model are based on a combination of implied market volatilities, historical volatility of the Company’s stock price and other factors. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The expected term of option grants is the estimated weighted-average period until exercise or cancellation of vested options, allowed for under SAB No. 107 and SAB No. 110 guidance.

Stock-based compensation expense of $1,568,000 and $602,000 was recognized in net income for the three month periods ended September 30, 2008 and 2007, respectively.

As of September 30, 2008 and 2007, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock awards, net of estimated forfeitures, amounted to $13,493,000 and $8,663,000, which will be amortized over a weighted average period of 3.3 and 3.4 years, respectively.

Restricted Stock—The Company has a restricted stock program under which shares of common stock have been issued to certain employees, which may vest up to five years from the date of grant. These shares are restricted as to transfer and in certain circumstances must be returned to the Company at the original purchase price. Following the Company’s May 2007 initial public offering, the Company granted restricted stock units to certain employees and directors. The restricted stock units are issued pursuant to a vesting schedule and generally vest ratably over four years. The value of the Company’s restricted stock units, based on market prices, is recognized as compensation expense over the restriction period in accordance to their vesting terms.

The stock-based compensation expense related to restricted stock awards and restricted stock units included in net income was $1,019,000 and $468,000 for the three month periods ended September 30, 2008 and 2007, respectively.

A summary of the status of unvested stock awards and restricted stock units as of September 30, 2008 is presented below:

	Number of restricted common stock/units	Purchase price per common stock/unit	Weighted Average Fair value per common stock/unit
Nonvested at June 30, 2008	804,682	$0.20	$9.33
Granted	25,000	$0.01	$28.98
Vested/Released	(50,442)	$0.25	$5.29
Forfeited	(11,275)	$0.01	$19.40

Nonvested at September 30, 2008	767,965	$0.20	$10.01

Due to the significant difference between the purchase price and fair value per common share/unit, the fair value of the right to purchase these restricted shares/units and intrinsic value of the restricted shares/units were equal.

The estimated total remaining unamortized compensation expense of $6,327,000, net of forfeitures, is expected to be recognized over the remaining vesting period of 3.2 years. The fair value of awards granted and vested during the three months ended September 30, 2008, was $659,000 and $330,000, respectively. The fair value of awards granted and vested during the three months ended September 30, 2007, was $267,000 and $0, respectively.

Stock Options—Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s common stock on the date of grant. Stock options are issued pursuant to a vesting schedule, generally vest ratably over four years and have a term of 10 years. Compensation expense for stock options is recognized over the requisite service period for each separately vesting portion of the stock option award. The stock-based compensation expense related to stock options included in the net income was $526,000 and $134,000 for the three month periods ended September 30, 2008 and 2007, respectively. The estimated total remaining unamortized compensation expense of $7,166,000, net of forfeitures, is expected to be recognized over the remaining vesting period of 3.4 years.

The aggregate intrinsic value of total stock options outstanding and exercisable at September 30, 2008 was $5,889,000 and $1,018,000, respectively. The fair value of awards vested during the three months ended September 30, 2008 was $206,000. The weighted average remaining contractual life of total stock options outstanding and exercisable at September 30, 2008 was 9.3 years and 8.7 years, respectively.

A summary of the Company’s stock option activity for the three months ended September 30, 2008 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at June 30, 2008	1,067,403	$22.49
Granted	75,700	$29.02
Exercised	(40,875)	$16.00
Cancelled	(27,500)	$19.00

Outstanding at September 30, 2008	1,074,728	$22.82

Exercisable at September 30, 2008	79,475	$16.26

The intrinsic value for stock options exercised during the three months ended September 30, 2008 was $569,000. Cash received from options exercised during the three month periods ended September 30, 2008 and 2007 was $ 654,000 and $0, respectively. The tax benefit related to options exercised during the three month periods ended September 30, 2008 and 2007 was $197,000 and $0, respectively.

The fair value for stock options granted during the three month periods ended September 30, 2008 and 2007, was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended September 30,
	2008	2007
Stock option grants:
Expected term of stock options (years)	6.1	6.1
Risk-free interest rate	3.2%	4.5%
Dividend Yield	—	—
Volatility	26.8%	32.8%
Weighted-average grant-date fair value (per share)	$9.69	$6.63

Employee Stock Purchase Plan — The Company offers an Employee Stock Purchase Plan (“the ESPP”) that allows eligible employees to purchase shares of common stock at a price equal to 95% of the lower of the fair market value of the common stock at the beginning of the offering period and the end of the offering period. Compensation expense for the ESPP is recognized on a straight-line basis over the offering period. Each offering period has a six-month term, which runs either from January 1 to June 30 or from July 1 to December 31. For the three months ended September 30, 2008, the Company recorded compensation expense of $23,000. During the three months ended September 30, 2008, the Company issued 9,637 shares under the ESPP, representing approximately $221,000 in employee contributions accumulated during the January 1, 2008 through June 30, 2008 offering period, which contributions were used to purchase shares in July 2008.

Pension Plans The Company’s foreign subsidiaries sponsor various defined benefit plans and individual defined benefit arrangements covering certain eligible employees. The benefits under these pension plans are based on years of service and compensation levels. Funding is limited to statutory requirements.

The components of net pension expense were as follows (in thousands):

	Three Months Ended September 30,
	2008	2007
Service cost — benefits earned during the period	$735	$800
Interest cost on projected benefits	881	600
Expected return on plan assets	(773)	(600)

Net pension expense	$843	$800

10.	PROVISION FOR INCOME TAXES

The Company recorded an income tax provision of $9,009,000 and $2,877,000 for the three month periods ended September 30, 2008 and 2007, respectively. The expected tax provision derived from applying the federal statutory rate to the Company’s income before income taxes for the three months ended September 30, 2008 differed from the Company’s recorded income tax provision primarily due to lower foreign income tax rates in certain jurisdictions, offset by valuation allowance applied to particular entities’ net operating losses that do not meet the more-likely-than not standard of realizability of these deferred tax assets and foreign withholding tax liabilities. The impact from the changes in California state tax law that were enacted on September 30, 2008 has been included in the Company’s provision for the three months ended September 30, 2008.

The FIN No. 48 unrecognized tax benefits, if recognized, would impact the income tax provision by $11,089,000 and $5,350,000 as of September 30, 2008 and 2007, respectively. Accrued interest and penalties at September 30, 2008 and 2007 were approximately $360,000 and $30,000, respectively.

Pursuant to the acquisition agreement dated February 8, 2006 between ADP and Solera, ADP has indemnified Solera for all tax liabilities related to the pre-acquisition period, attributable to the “Claims Services Group” acquired on April 13, 2006. The Company is liable for any tax assessments for the post-acquisition period for its U.S. and foreign jurisdictions. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next twelve months.

11.	COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income for the three month periods ended September 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended September 30,
	2008	2007
Net income	$14,347	$3,854

Other Comprehensive (loss)/income:
Foreign currency translation adjustments	(41,327)	23,917
Unrealized net loss on derivative instruments	(2,375)	(5,439)

Comprehensive (loss)/income	$(29,355)	$22,332

12.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company manages its business operations through two strategic business units, which, based upon the information reported to the chief operating decision maker, who is the Chief Executive Officer, the Company’s two reportable segments: EMEA and Americas. The EMEA business unit encompasses the Company’s operations in Europe, the Middle East, Africa and Asia. The Americas business unit encompasses the Company’s operations in North America, Central and South America. Based on management fee studies, the Companys Corporate segment allocates certain cost related to providing services to its reportable segments. These costs are managed at the corporate level and include costs related to financing activities, business development and oversight, and tax, audit and other professional fees of the Company. The Company evaluates the performance of its reportable segments based on operating results before income taxes:

(in thousands)	EMEA	Americas	Corporate	Total
Three Months Ended September 30, 2007
Revenues	$74,453	$49,728	$—	$124,181
Income (loss) before income taxes and minority interest	21,728	4,728	(18,164)	8,292
Assets	935,570	323,010	15,982	1,274,562
Capital expenditures	1,407	3,506	—	4,913
Depreciation and amortization	13,161	9,244	—	22,405
Interest expense	14	70	11,078	11,162
Other (income) expense — net	(1,511)	(692)	1,047	(1,156)

Three Months Ended September 30, 2008
Revenues	$90,319	$52,673	$—	$142,992
Income (loss) before income taxes and minority interest	29,020	11,984	(15,558)	25,446
Assets	951,794	291,957	9,674	1,253,425
Capital expenditures	2,031	3,664	—	5,695
Depreciation and amortization	13,024	8,206	6	21,236
Interest expense	16	70	10,980	11,066
Other income — net	(2,227)	(62)	(1,209)	(3,498)

The Company conducts its sales, marketing and customer service activities throughout the world. Geographic revenue information is based on the location of the customer. No single country other than the United States, the Netherlands, the United Kingdom and Germany accounted for 10% or more of total external revenue or of long-lived assets.

(in thousands)	Europe *	United States	The Netherlands	United Kingdom	Germany	All Other	Total
Three Months Ended September 30, 2007
Revenues	$30,204	$36,665	$13,846	$13,728	$12,152	$17,586	$124,181
Property and equipment — net	3,964	26,183	279	8,528	8,545	4,622	52,121

Three Months Ended September 30, 2008
Revenues	$38,595	$36,579	$17,719	$13,900	$15,178	$21,021	$142,992
Property and equipment — net	3,480	22,740	251	7,629	7,686	4,692	46,478

*	Excludes the Netherlands, the United Kingdom and Germany.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are identified by the use of terms and phrases such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend” “may”, “plan”, “predict”, “project” and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies and include, but are not limited to, statements about: changes in the amount of our existing unrecognized tax benefits; our revenue mix; factors that may effect our future operating results, the impact of currency exchange rate fluctuations on our financial results, our expectations regarding equity-related expenses, our income taxes; restructuring plans, potential restructuring charges and their impact on our revenues; our operating expense growth and operating expenses as a percentage of our revenues; stability of our development and programming costs; growth of our selling, general and administrative expenses; decrease of total depreciation and amortization expense; decrease in interest expense and possible impact of future foreign currency fluctuations; our use of cash and liquidity position going forward; and cash needs to service our debt.

Actual results could differ materially from those projected, implied or anticipated by our forward-looking statements. Some of the factors that could cause actual results to differ include: those set forth in the sections titled “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business” and elsewhere as described in this Quarterly Report on Form 10-Q. These factors include, but are not limited to: our reliance on a limited number of customers for a substantial portion of our revenues; effects of competition on our software and service pricing and our business; unpredictability and volatility of our operating results, which include the volatility associated with foreign currency exchange risks and uncertainty in global economic conditions; our ability to increase market share, successfully introduce new software and services and expand our operations to new geographic locations; time and expenses associated with customers switching from competitive software and services to our software and services; rapid technology changes in our industry; effects of changes in or violations by us or our customers of government regulations; costs and possible future losses or impairments relating to our 2006 acquisition of the Claims Services Group from Automatic Data Processing, Inc.; use of cash to service our debt; country-specific risks associated with operating in multiple countries; and other factors that are described from time to time in our periodic filings with the Securities and Exchange Commission (“SEC”), including those set forth in this filing in Part II, Item 1A – “Risk Factors.”

All forward-looking statements are qualified in their entirety by this cautionary statement, and we undertake no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the 2008 Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2008 filed with the SEC on August 29, 2008. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q.

All percentage amounts and ratios were calculated using the underlying data in whole dollars. Operating results for the first quarter of fiscal year 2009, is not necessarily indicative of the results that may be expected for any future period. We measure the effects on our results that are attributed to the change in foreign currency rates, by measuring the incremental difference between translating the current results at the monthly average rates for the same period from the prior year, compared to the monthly average rates used to translate current year actual results.

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

As of September 30, 2008, we served over 55,000 customers and were active in more than 50 countries with approximately 2,000 full-time employees. Our customers include more than 900 automobile insurance companies, 33,000 collision repair facilities, 7,000 independent assessors and 3,000 automotive recyclers. We derive revenues from many of the world’s largest automobile insurance companies, including each of the ten largest automobile insurance companies in Europe and at least nine of the ten largest automobile insurance companies in North America.

Company History

Solera Holdings, LLC was formed in March 2005. In April 2006, subsidiaries of Solera Holdings, LLC acquired the Claims Services Group (“CSG”), a business unit of Automatic Data Processing (“ADP”), for approximately $1.0 billion (“the April 2006 Acquisition”). Prior to the April 2006 Acquisition, Solera Holdings, LLC’s operations consisted primarily of developing our business plan, recruiting personnel, providing consulting services, raising capital and identifying and evaluating operating assets for acquisition.

We accounted for the April 2006 Acquisition using the purchase method of accounting. We allocated the aggregate April 2006 Acquisition consideration to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the date of the April 2006 Acquisition, which resulted in an increase in the accounting basis of some of our assets.

In May 2007, in connection with our initial public offering, we converted from a limited liability company into a Delaware corporation, and all of the Class A Common Units and Class B Preferred Units of Solera Holdings, LLC were converted into shares of our common stock.

Segments

We operate our business using two reportable segments: EMEA and Americas. Our EMEA segment consists of our operations in Europe, the Middle East, Africa and Asia. Our Americas segment consists of our operations in North, Central and South America. Based on management fee studies, our Corporate segment allocates certain costs related to providing services to our reportable segments. These costs are managed at the corporate level and include costs related to our financing activities, business development and oversight, and tax, audit and other professional fees. The accounting policies for each of our segments are the same. We evaluate the performance of our reportable segments based primarily upon their respective revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”). For the most part, we do not evaluate our costs and expenses on a per segment basis.

The table below sets forth our revenues by reportable segment and as a percentage of our total revenues for the periods indicated.

	Three Months Ended September 30,
(dollars in millions)	2008		2007
EMEA	$90.3	63.2%	$74.5	60.0%
Americas	52.7	36.8	49.7	40.0

Total	$143.0	100.0%	$124.2	100.0%

Set forth below is our percentage of revenues for the periods presented from each of our principal customer categories:

	Three Months Ended September 30,
(dollars in millions)	2008		2007
Insurance companies	$60.4	42.3%	$50.1	40.3%
Collision repair facilities	53.5	37.4	46.9	37.8
Independent assessors	14.6	10.2	13.2	10.6
Automotive recyclers and other	14.5	10.1	14.0	11.3

Total	$143.0	100.0%	$124.2	100.0%

During the first quarter of fiscal year 2009, the United States, the Netherlands, and Germany were the only countries that individually represented more than 10% of total revenues.

The accounting policies for each of our segments are the same. We evaluate the operating performance of our segments based primarily upon their respective revenues and income before interest, taxes, depreciation and amortization. For the most part, we do not evaluate our costs and expenses on a per segment basis.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses include: compensation and benefit costs for our sales, marketing, administrative and corporate personnel; other costs related to our sales, marketing, administrative and corporate functions; costs related to our facilities; and professional and legal fees.

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

Other Income-Net

Other income-net consists of foreign exchange gains and losses on notes receivable and notes payable to affiliates as well as other miscellaneous income and expense.

Minority Interests in Net Income of Consolidated Subsidiaries

Several of our customers own minority interests in certain of our local operating subsidiaries. Minority interests in net income of consolidated subsidiaries reflect such customers’ proportionate interest in the earnings of such operating subsidiaries.

Income Tax Provision

The expected tax provision derived from applying the federal statutory rate to our income before income taxes during the first quarter of fiscal year 2009, differed from our recorded income tax provision primarily due to lower foreign income tax rates reducing the effective tax rate, offset by valuation allowances on certain subsidiary losses which do not meet the more-likely-than not standard of realizability of those deferred tax assets and foreign withholding tax liabilities. Our tax provision for the remainder of fiscal year 2009 continues to heavily depend on the jurisdictional mix of pretax earnings, our actual and forecasted profitability, establishment of valuation allowances in certain jurisdictions, and varying jurisdictional income tax rates that are applied to related earnings.

Factors Affecting Our Operating Results

Overview. The automobile insurance claims processing industry is influenced by growth and trends in the automobile insurance industry. Demand for our software and service is generally related to automobile usage and the penetration of automobile insurance in our markets. A large portion of our operating costs are fixed, and we generate a large percentage of our revenues from periodic-and transaction-based fees related to software and ongoing claims processing services.

Our operating results are and will be influenced by a variety of factors, including:

•	gain and loss of customers;

•	fluctuations in foreign currency exchange rates;

•	pricing pressures;

•	expansions into new markets, which require us to incur costs prior to generating revenues;

•	expenses to develop new software or services;

•	restructuring charges related to efficiency initiatives;

•	the April 2006 Acquisition, including the debt we incurred; and

•	our corporate reorganization and the refinancing transactions.

Foreign currency. During the first quarter of fiscal year 2009, we generated approximately 74% of our revenues and incurred a majority of our costs in currencies other than the U.S. dollar, primarily the Euro. We currently do not hedge our exposure to foreign currency risks except for the foreign exchange option noted below. In our historical financial statements, we re-measure our local currency financial results in U.S. dollars based on average exchange rates prevailing during a reporting period or the exchange rate at the end of that period. These re-measurements resulted in a foreign currency translation adjustment loss of $41.3 million during the first quarter of fiscal year 2009, recorded as a component of Accumulated other comprehensive income in stockholders’ equity. Net foreign currency losses flowing through our consolidated statement of operations during the first quarter of fiscal year 2009, was $0.8 million.

The U.S. dollar has strengthened significantly versus most major foreign currencies we have used to transact our business over the last several months. For example, one Euro was equal to approximately $1.58 on June 30, 2008, $1.44 on September 30, 2008, and $1.31 on October 31, 2008. The change from June 30, 2008 to October 31, 2008 represents a strengthening of the U.S. dollar versus the Euro of approximately 17.1%. We anticipate that currency exchange rates will have a negative impact on our revenues, but have a positive impact on our interest expense and our intangibles amortization expense for the full fiscal year ending June 30, 2009.

In February 2006, we entered into a foreign exchange option that gave us the right to call $200.0 million in U.S. dollars at a strike price of €1.1646 per U.S. dollar at any time up to February 8, 2011. We paid approximately $7.9 million for this option. The fair value of this option was approximately $4.8 million as of September 30, 2008 and was recorded in Other assets in our consolidated balance sheet. Increases in fair value of approximately $3.0 million, due to increased volatility in spot rates for the U.S. dollar and Euro and changes in interest rates, was recognized in Other income in our statement of operations during the first quarter of fiscal year 2009.

Non-cash charges. We incurred a pre-tax, non-cash charge of $1.6 million, during the first quarter of fiscal year 2009, related to all restricted stock units and stock options outstanding as of September 30, 2008. We expect the remaining pre-tax, non-cash charge to be approximately $13.5 million, expensed ratably over vesting periods of up to 60 months.

Restructuring charges. We have incurred restructuring charges in each period presented and also expect to incur additional restructuring charges, primarily relating to severance costs, over the next several quarters as we work to improve efficiencies in our business. We are currently evaluating several plans that would eliminate redundant personnel in each of our segments, as well as reduce our need for certain facilities. If we execute all of these plans, we would expect to incur restructuring charges over the next twelve months. These potential charges, consisting primarily of termination benefits, will reduce our cash balances. We do not expect reduced revenues or an increase in other expenses as a result of any of these restructuring plans.

Results of Operations

Amounts and percentages throughout our discussion and analysis of financial conditions and results of operations may reflect rounding adjustments.

The table below sets forth statement of operations data expressed as a percentage of revenues for the periods indicated.

	Three Months Ended September 30,
	2008	2007
Revenues	100.0%	100.0%

Cost of revenues:
Operating expenses	23.3	26.0
Systems development and programming costs	11.3	12.9

Total cost of revenues (excluding depreciation and amortization)	34.6	38.9
Selling, general & administrative expenses	27.1	27.0
Depreciation and amortization	14.9	18.0
Restructuring charges	0.3	1.3
Interest expense	7.7	9.0
Other income - net	(2.4)	(0.9)

	47.6	54.4
Income before provision for income taxes and minority interests	17.8	6.7
Income tax provision	6.3	2.3
Minority interest in net income of consolidated subsidiaries	1.5	1.3

Net income	10.0%	3.1%

The table below sets forth statement of operations data, including the amount and percentage changes for the periods indicated:

	Three Months Ended September 30,
	2008	2007	Change
(dollars in millions)			$	%
Revenues	$143.0	$124.2	$18.8	15.1%

Cost of revenues:
Operating expenses	33.3	32.3	1.0	2.9%
Systems development and programming costs	16.3	16.0	0.3	1.8%

Total cost of revenues (excluding depreciation and amortization)	49.6	48.3	1.3	2.5%
Selling, general & administrative expenses	38.7	33.5	5.2	15.5%
Depreciation and amortization	21.2	22.4	(1.2)	(5.2)%
Restructuring charges	0.5	1.6	(1.1)	(71.0)%
Interest expense	11.1	11.2	(0.1)	(0.9)%
Other income – net	(3.5)	(1.1)	(2.4)	202.9%

	68.0	67.6	0.4	0.6%
Net income before provision for income taxes and minority interest	25.4	8.3	17.1	(206.9)%
Income tax provision	9.0	2.9	6.1	213.1%
Minority interest in net income of consolidated subsidiaries	2.1	1.5	0.6	33.9%

Net income	$14.3	$3.9	$10.4	(272.2)%

Revenues

During the first quarter of fiscal year 2009, revenues increased $18.8 million, or 15.1% (9.2% after changes in foreign currency exchange rates), compared to the prior year period, due to higher revenues in both our EMEA and Americas segments. Our EMEA revenues were $90.3 million, an increase of $15.9 million, or 21.3% (12.7% after changes in foreign currency exchange rates) compared to the prior year period primarily due to a $7.5 million (net of foreign currency effect) growth in transaction, subscription and flat fee revenues in several countries from both existing and new customers, and a $6.4 million increase in the value of the Euro and other currencies versus the U.S. dollar. Our Americas revenues were $52.7 million, an increase of $2.9 million, or 5.9% (4.0% after changes in foreign currency exchange rates) compared to the prior year period, due to a $2.0 million increase in transaction and subscription revenues in the U.S., Canada, Brazil and Mexico, and $0.9 million increase in the value of the non U.S. currencies versus the U.S. dollar.

Revenue growth for each of our customer categories was as follows:

	Three Months Ended September 30, 2008
(dollars in millions)	Revenue Growth	Percentage Change
Insurance companies	$10.3	20.7%
Collision repair facilities	6.6	14.0%
Independent assessors	1.4	10.5%
Automotive recyclers and other	0.5	3.4%

Total	$18.8	15.1%

Operating Expenses

During the first quarter of fiscal year 2009, operating expenses increased $1.0 million, or 2.9% (a 2.4% decrease after changes in foreign currency exchange rates) compared to the prior year period, due to an increase in operating expenses in our EMEA segment, partially offset by lower operating expenses in the Americas segment. Operating expenses increased $3.5 million, or 21.9% (12.3% after changes in foreign currency exchange rates), in our EMEA segment compared to the prior year period primarily due to a $1.5 million increase in the value of the Euro and other currencies versus the U.S. dollar, a $1.5 million increase in third party license fees and $0.4 million increase in personnel expenses. Operating expenses decreased $2.5 million, or 15.3% (16.3% after changes in foreign currency exchange rates) in our Americas segment compared to the prior year period, primarily due to a $2.0 million decrease in personnel costs, a $0.5 million decrease in distribution costs, and a $0.5 million decrease in outside services, partially offset by a $0.2 million increase in the value of non U.S. currencies versus the U.S. dollar.

We continually evaluate our operating costs in order to identify inefficiencies and eliminate unnecessary costs. We anticipate that, although our operating expenses may increase, they will decline as a percentage of revenues over the next several quarters.

Systems Development and Programming Costs

During the first quarter of fiscal year 2009, systems development and programming costs, or SD&P, increased $0.3 million, or 1.8% (a 3.8 % decrease after changes in foreign currency exchange rates) compared to the prior year period, due to higher SD&P in our EMEA segment partially offset by lower SD&P in our Americas segment. SD&P increased $1.1 million, or 12.1% (3.0% after changes in foreign currency exchange rates), in our EMEA segment compared to the prior year period primarily due to a $0.8 million increase in the value of the Euro and other currencies versus the U.S. dollar, a $0.5 million increase in consulting associated with the development of software updates and new software releases, and a $0.1 million increase in personnel cost, offset by a decrease of $0.4 million for outside service cost. SD&P expenses decreased $0.8 million or 12.6% (13.4% after changes in foreign currency exchange rates) in our Americas segment compared to the prior year period, primarily due to a $0.7 million decrease in personnel costs.

Our SD&P costs fluctuate throughout the year based upon the levels and timing of product releases. We expect our SD&P costs to remain relatively stable over the next several quarters.

Selling, General and Administrative Expenses

During the first quarter of fiscal year 2009, selling, general and administrative expenses, or SG&A, increased $5.2 million, or 15.5% (10.6% after changes in foreign currency exchange rates) compared to the prior year period due to a $2.4 million increase in personnel cost primarily in our EMEA segment, a $2.3 million increase in the value of foreign currencies versus the U.S. dollar, and a $1.0 million increase in stock compensation expense, partially offset by a $0.2 million net decline in professional fees, administrative cost, facilities cost, and car and equipment cost.

We expect these expenses to continue to increase as we continue to expand our business into new markets, and we incur additional costs associated with being a public company.

Depreciation and Amortization

During the first quarter of fiscal year 2009, depreciation and amortization decreased by $1.2 million or 5.2% (10.8% after changes in foreign currency exchange rates), compared to the prior year period due primarily to lower intangibles amortization expense of $2.3 million for identifiable assets such as our client list and database purchased in the April 2006 Acquisition, and a $0.1 decrease in depreciation of fixed assets, offset by a $1.2 million increase in the value of foreign currencies. These intangible assets are amortized on an accelerated schedule to reflect the pattern in which economic benefits of the intangible assets are consumed. Although we expect to experience significant depreciation and amortization in the future as we amortize intangible assets purchased in the April 2006 Acquisition, we anticipate that the amount of total depreciation and amortization expense will continue to decline over the next several years.

Restructuring Charges

During the first quarter of fiscal year 2009, we recorded restructuring charges of $0.5 million related to one-time termination benefits in connection with the Americas 2008 plan, which began in February 2008. We expect to incur additional restructuring charges, relating primarily to severance costs, over the next several quarters as we work to improve efficiencies in our business.

Interest Expense

During the first quarter of fiscal year 2009, interest expense decreased $0.1 million or 0.9% (6.7% after changes in foreign currency exchange rates), compared to the prior year period. Interest expense declined $0.8 million due to lower borrowings under our credit facilities, partially offset by an increase of $0.7 million in the value of the Euro versus the U.S. dollar. We expect that our annual interest expense will continue to decrease as we repay outstanding indebtedness, not withstanding the potential of future acquisitions. The decrease or increase in interest expense may also be impacted by future foreign currency fluctuations.

Other Income-Net

During the first quarter of fiscal year 2009, Other income – net increased $2.4 million to $3.5 million from $1.1 million, compared to the same period last year, due to increases in the value of our derivative instrument of $3.0 million, and interest income of $0.3 million, partially offset by $0.9 million net realized and unrealized losses on foreign exchange transactions.

Income Tax Provision

The Company recorded an income tax provision of $9.0 million and $2.9 million during the first quarter of fiscal year 2009, and 2008, respectively. Factors that impact our income tax provision include (but are not limited to) the mix of jurisdictional earnings, establishment of valuation allowances in certain jurisdictions, and varying jurisdictional income tax rates that are applied to related earnings.

Liquidity and Capital Resources

Prior to the April 2006 Acquisition, our predecessor’s principal sources of liquidity were capital contributions from ADP and cash generated from operations. Since the April 2006 Acquisition, our principal sources of cash have included cash generated from operations and bank borrowings. Our principal uses of cash have included debt service, capital expenditures and working capital. We expect that these will remain our principal uses of cash; however, in the future we may use cash for acquisitions.

We believe that cash flow from operating activities and borrowings under our amended and restated senior credit facility will be sufficient to fund currently anticipated working capital, planned capital spending and debt service requirements for at least the next twelve months. We regularly review acquisition and other strategic opportunities, which may require additional debt or equity financing. We currently do not have any significant pending agreements with respect to any acquisition or other similar transactions.

Cash and Cash Equivalents

As of September 30, 2008, we had cash and cash equivalents of $160.0 million. We fund our operations, working capital and capital expenditures with our cash on hand and short-term borrowings under our credit facility. Our cash on hand and short-term borrowings vary significantly based on our cash flows as set forth below.

Cash Flows

The following summarizes our primary sources and uses of cash in the periods presented:

	Three Months Ended September 30,
(dollars in millions)	2008	2007
Operating activities	$33.8	$26.2
Investing activities	$(7.6)	$(5.2)
Financing activities	$(2.0)	$(9.1)

Operating activities. Cash provided by operating activities was $33.8 million and $26.2 million, during the first quarter of fiscal year 2009 and 2008, respectively. The increase in cash provided by operating activities for the first quarter of fiscal year 2009, was primarily the result of a $10.4 million increase in net income and a decrease of $4.1 million in our tax assets and liabilities, offset by a decrease of $13.4 million in personnel related liabilities, compared with the first quarter of fiscal year 2008.

Investing activities. Cash used in investing activities for the first quarter of fiscal year 2009 and 2008, was $7.6 million and $5.2 million, respectively. Capital expenditures, consisting of computers, computer software, leasehold improvements and furniture and fixtures, were $5.7 million and $4.9 million, for the first quarter of fiscal year 2009 and 2008, respectively. During the first quarter of fiscal year 2009, we paid $1.9 million net of cash received, as part of the acquisition of UC Universal Consulting Software GmbH.

Financing activities. Cash used in financing activities for the first quarter of fiscal year 2009 and 2008 was $2.0 million and $9.1 million, respectively. The decrease in cash used in financing activities for the first quarter of fiscal year 2009 was primarily due to the complete repayment of the revolving credit facility during the first quarter of fiscal year 2008 versus no activity or outstanding balances during the first quarter of fiscal year 2009.

Amended and Restated Senior Credit Facility

In connection with our initial public offering, we entered into an amended and restated senior credit facility. Our amended and restated senior credit facility consists of a $50.0 million revolving credit facility, a $230.0 million domestic term loan and a €280.0 million European term loan. As of September 30, 2008, we had $0, $218.1 million and $376.2 million (€260.4 million) in outstanding loans under the revolving credit facility, domestic term loan and European term loan, respectively, with interest rates of 4.819%, 4.819%, and 6.954% respectively. The amended and restated senior credit facility contains a leverage ratio, which is applicable to only the revolving loans and applies only if at least $10.0 million of revolving loans, including outstanding letters of credit, are outstanding for at least 10 days during the prior fiscal quarter.

In addition, the amended and restated senior credit facility contains covenants restricting us from undertaking specified corporate actions, including asset dispositions, acquisitions, payment of dividends and other specified payments, changes of control, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of our operating leases. There have been no material changes in our off-balance sheet arrangements since June 30, 2008, the end of our fiscal year.

Inflation and Seasonality

We believe inflation has not had a material effect on our financial condition or results of operations in recent years. Our business does not experience any material level of seasonality.

Critical Accounting Policies and Estimates

Our consolidated financial statements, included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in our financial statements. On an ongoing basis, we evaluate estimates. We base our estimates on historical experiences and assumptions which we believe to be reasonable under the circumstances. Those estimates form the basis for our judgments that affect the amounts reported in the financial statements. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 to our audited Consolidated Financial Statements for the year ended June 30, 2008 and our critical accounting policies are more fully described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each of which were included in our Annual Report on Form 10-K for the year ended June 30, 2008 filed with the SEC on August 29, 2008. As of November 6, 2008, there have not been any significant changes in our critical accounting policies and estimates.

Recent Accounting Pronouncements

Recent accounting pronouncements are detailed in Note 2 to our consolidated financial statements of this Quarterly Report on Form 10-Q.

Available Information

Our internet website address is www.solerainc.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act will be available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Our website and the information contained or incorporated therein are not intended to be incorporated into this Quarterly Report on Form 10-Q.

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

The U.S. dollar has strengthened significantly versus most major foreign currencies we have used to transact our business over the last several months. For example, one Euro was equal to approximately $1.58 on June 30, 2008, $1.44 on September 30, 2008, and $1.31 on October 31, 2008. The change from June 30, 2008 to October 31, 2008 represents a strengthening of the U.S. Dollar versus the Euro of approximately 17.1%. Assuming that currency exchange rates remain constant, we anticipate that the recent strengthening of the U.S. dollar will have a negative impact on our revenues, but have a positive impact on our interest expense and our intangibles amortization expense for the full fiscal year ending June 30, 2009, compared to the same period last year. Currency exchange rates had a positive impact on our revenues during the first quarter of fiscal year 2009, compared to the same period last year. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in a $5.3 million change to our revenues during the three months ended September 30, 2008, and a $21.3 million change on an annual basis.

Historically, we have not undertaken hedging strategies to minimize the effect of currency fluctuations on our results of operations and financial condition; however, we may decide this is necessary in the future.

Interest Rate Risk

We are exposed to interest rate risks primarily through borrowings under our revolving loan arrangement and term loans. Interest on these borrowings is based upon variable interest rates. Our weighted-average borrowings outstanding under the revolving loan arrangement and term loans during the three months ended September 30, 2008 was $607.8 million and the weighted-average interest rate in effect at September 30, 2008 was 6.2%. Based on the foregoing, a hypothetical 1% increase or decrease in interest rates would have resulted in a $1.6 million change to our interest expense for the three months ended September 30, 2008, and a $6.4 million change to interest expense on an annual basis.

In June 2007, we entered into three U.S. dollar-based interest rate swaps with notional amounts of $50.0 million, $81.0 million ($72.9 million as of September 30, 2008 per the planned reduction in notional amounts over the life of the swap contract), and $75.0 million, each with maturities on June 30, 2011, which require us to pay fixed rates of 5.445%, 5.418%, and 5.445%, respectively. We also entered into three Euro-based interest rate swaps with notional amounts of €69.8 million (€46.7 million as of September 30, 2008 per the planned reduction in notional amounts over the life of the swap contract), €50.0 million, and €60.0 million, and each with maturities on June 30, 2011, which require us to pay fixed rates of 4.603%, 4.679%, and 4.685%, respectively. These interest rate swaps are designated and documented at their inception as cash flow hedges and are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of Accumulated other comprehensive income/(loss) in stockholders’ equity and reclassified into earnings when the hedged transaction affects earnings. The ineffective portion on these cash flow hedges is recognized in Interest expense. The estimated fair value of $8.5 million on U.S. dollar-based swaps and €0.5 million ($0.7 million) on Euro-based swaps was recorded in Other liabilities in the consolidated balance sheet as of September 30, 2008. The change of $2.4 million in the fair value of swaps, net of tax, reflects the effective portion of loss on these hedges and is reported as a component of Accumulated other comprehensive income in stockholders’ equity.

Item 4.	Controls and Procedures.

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934 Section 13(a) or Section 15(d), management, under the supervision and with the participation of the chief executive officer (“CEO”) and chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures at the end of the period covered by this report as well as any changes in disclosure controls and procedures that occurred during the period covered by this report. Our management, including our CEO and CFO, has concluded that our disclosure controls and procedures are effective as of September 30, 2008.

No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and correct any deficiencies that we may discover in the future. Our goal is to ensure that our senior management has timely access to all material financial and non-financial information concerning our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

In addition to the cautionary statement regarding forward-looking statements included above in this Quarterly Report on Form 10-Q, we also provide the following cautionary discussion of risks and uncertainties relevant to our business. These risks and uncertainties, as well as other factors that we may not be aware of, could cause our actual results to differ materially from expected and historical results and could cause assumptions that underlie our business plans, expectations and statements in this Quarterly Report on Form 10-Q to be inaccurate.

We depend on a limited number of customers for a substantial portion of our revenues, and the loss of, or a significant reduction in volume from, any of these customers would harm our financial results.

We derive a substantial portion of our revenues from sales to large insurance companies. In fiscal year 2008, we derived 14.6% of our revenues from our ten largest insurance company customers. The largest three of these customers accounted for 3.0%, 2.4% and 1.5%, respectively, of our revenues during this period. During the three months ended September 30, 2008, we derived 14.4% of our revenues from our ten largest insurance company customers. The largest three of these customers accounted for 2.6%, 2.1% and 1.6%, respectively, of our revenues during this period. A loss of one or more of these customers would result in a significant decrease in our revenues, including the business generated by collision repair facilities associated with those customers. During fiscal year 2008, we were notified by a U.S. insurance company customer that it will not renew its contract with us, and this customer has initiated the transitioning of our services to another provider. This contract accounted for approximately 1.4% of revenues in fiscal year 2008. Furthermore, many of our arrangements with European customers are terminable by them on short notice or at any time. In addition, disputes with customers may lead to delays in payments to us, terminations of agreements or litigation. Additional terminations or non-renewals of customer contracts or reductions in business from our large customers would harm our business, financial condition and results of operations.

Competitive pressures may require us to significantly lower our prices.

Pricing pressures have required us to significantly lower prices for some of our software and services in several of our markets. We may be required to implement further price reductions in response to the following:

•	price reductions by competitors;

•	the consolidation of property and casualty insurance companies;

•	the introduction of competing software or services; or

•	a decrease in the frequency of accidents.

If we are required to accept lower prices for our software and services, it would result in decreased revenues and harm our business, financial condition and results of operations.

Our industry is highly competitive, and our failure to compete effectively could result in a loss of customers and market share, which could harm our revenues and operating results

The markets for our automobile insurance claims processing software and services are highly competitive. In the U.S., our principal competitors are CCC Information Services Group Inc. and Mitchell International Inc. In Europe, our principal competitors are EurotaxGlass’s Group and DAT, GmbH. If one or more of our competitors develop software or services that are superior to ours or are more effective in marketing their software or services, our market share could decrease, thereby reducing our revenues. In addition, if one or more of our competitors retain existing or attract new customers for which we have developed new software or services, we may not realize expected revenues from these new offerings, thereby reducing our profitability.

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

We derive most of our revenues, and incur most of our costs, including a portion of our debt service costs, in currencies other than the U.S. dollar, mainly the Euro. Except for certain derivative instruments described within Note 7 of the Notes to the Consolidated Financial Statements included within this Quarterly Report on Form 10-Q, we currently do not hedge our exposure to foreign currency risks. In our historical financial statements, we re-measure our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period or the exchange rate at the end of that period. These re-measurements resulted in foreign currency translation adjustments of $58.7 million in fiscal year 2008 and $41.3 million in the first quarter of fiscal year 2009. Recent global economic conditions have impacted currency exchange rates. Over the last several months, the U.S. dollar has strengthened significantly versus most major foreign currencies we use to transact our business. For example, one Euro was equal to approximately $1.58 on June 30, 2008, and on October 31, 2008, one Euro was equal to approximately $1.31. The change from June 30, 2008 to October 31, 2008 represents a strengthening of the U.S. dollar versus the Euro of approximately 17.1%. Further fluctuations in exchange rates against the U.S. dollar could decrease our revenues, increase our costs and expenses and therefore harm our future operating results.

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

We have a large amount of goodwill and other intangible assets and are required to perform an annual assessment for possible impairment for accounting purposes. At June 30, 2008 and September 30, 2008, we had goodwill and other intangible assets of $976.3 million and $898.6 million, respectively. If we do not achieve our planned operating results or other factors impair these assets, we may be required to incur a non-cash impairment charge. Any impairment charges in the future will adversely affect our results of operations.

We may incur significant restructuring and severance charges in future periods, which would harm our operating results and cash position or increase debt.

We incurred restructuring charges of $13.3 million in fiscal year 2008 and an additional $0.5 million in the three months ended September 30, 2008. These charges consist primarily of termination benefits paid or to be paid to employees. As of September 30, 2008, our remaining obligation associated with these restructuring charges and others from prior periods is $13.4 million. We regularly evaluate our existing operations and capacity, and we expect to incur additional restructuring charges as a result of future personnel reductions, related restructuring, and productivity and technology enhancements, which could exceed the levels of our historical charges. We are currently evaluating further plans that, if all implemented, would result in additional restructuring charges ranging from $5.0 to $10.0 million over the next 12 to 18 months. These potential charges could harm our operating results and significantly reduce our cash position or increase debt. In addition, we may incur certain unforeseen costs once these activities are implemented.

We require a significant amount of cash to service our indebtedness, which reduces the cash available to finance our organic growth, make strategic acquisitions and enter into alliances and joint ventures; our amended and restated senior credit facility contains restrictive covenants that limit our ability to engage in certain activities.

We have a significant amount of indebtedness. As of September 30, 2008, our indebtedness, including current maturities, was $594.3 million, and we would have been able to borrow an additional $50.0 million under our amended and restated senior credit facility. During fiscal year 2008 and the three months ended September 30, 2008, our aggregate interest expense was $45.7 million and $11.1 million, respectively, and the cash paid for interest was $44.9 million and $10.9 million, respectively.

Our indebtedness could:

•	make us more vulnerable to unfavorable economic conditions and reduce our revenues;

•	make it more difficult to obtain additional financing in the future for working capital, capital expenditures or other general corporate purposes;

•

require us to dedicate or reserve a large portion of our cash flow from operations for making payments on our indebtedness which would prevent us from using it for other purposes including software development;

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

Our amended and restated senior credit facility contains covenants that restrict our and our subsidiaries’ ability to make certain distributions with respect to our capital stock, prepay other debt, encumber our assets, incur additional indebtedness, make capital expenditures above specified levels, engage in business combinations or undertake various other corporate activities. These covenants may also require us also to maintain certain specified financial ratios, including those relating to total leverage and interest coverage.

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

Current uncertainty in global economic conditions makes it particularly difficult to predict product demand and other related matters and makes it more likely that our actual results could differ materially from expectations.

Our operations and performance depend on worldwide economic conditions, which have recently deteriorated significantly in many countries where our products and services are sold, and may remain depressed for the foreseeable future. These conditions make it difficult for our customers and potential customers to accurately forecast and plan future business activities, and could cause our customers and potential customers to slow or reduce spending on our products. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide or in particular economic markets. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

We have a history of net losses and may not maintain profitability in the future.

For fiscal years 2008, 2007 and 2006, we had net income (loss) of $0.6 million, ($80.9) million and ($18.9) million, respectively. As of September 30, 2008, we had an accumulated deficit of approximately $95.8 million. Fiscal year 2008 was our first year since the April 2006 Acquisition for which we did not report a significant loss, and the quarters ended September 30, 2007, December 31, 2007, March 31, 2008 and September 30, 2008 were our only profitable quarters since the April 2006 Acquisition. We will need to maintain or increase revenues and maintain or reduce expenses, which include the amortization of the remaining $298.6 million of intangible assets that we had as of September 30, 2008 and interest expense associated with our indebtedness, to improve or sustain our profitability. We cannot assure you that we will achieve a significant level of profitability. Future decreases in profitability could reduce our stock price, and future net losses would reduce our stock price.

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

We believe that our success depends significantly on our ability to provide our customers access to data from many different sources. For example, a substantial portion of the data used in our repair estimating software is derived from parts and repair data provided by, among others, original equipment manufacturers, or OEMs, aftermarket parts suppliers, data aggregators, automobile dealerships and vehicle repair facilities. We obtain much of our data about vehicle parts and components and collision repair labor and costs through license agreements with OEMs, automobile dealers, and other providers. EurotaxGlass’s Group, one of our primary competitors in Europe, provides us with valuation and paint data for use in our European markets pursuant to a similar arrangement, and Mitchell International, one of our primary competitors in the U.S., provides us with vehicle glass data for use in our U.S. markets pursuant to a similar arrangement. Many of the license agreements through which we obtain data are for terms of one year and may be terminated without cost to the provider on short notice.

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

In fiscal year 2008 and the three months ended September 30, 2008, we generated approximately 73% and 74% of our revenues outside the U.S., respectively, and we expect revenues from non-U.S. markets to continue to represent a majority of our total revenues. Business and operations in individual countries are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, currency exchange controls and repatriation of earnings. Our results are also subject to the difficulties of coordinating our activities across more than 50 different countries. Furthermore, our business strategy includes expansion of our operations into new and developing markets, which will require even greater international coordination, expose us to additional local government regulations and involve markets in which we do not have experience or established operations. In addition, our operations in each country are vulnerable to changes in socio-economic conditions and monetary and fiscal policies, intellectual property protection disputes, the settlement of legal disputes through foreign legal systems, the collection of receivables through foreign legal systems, exposure to possible expropriation or other governmental actions, unsettled political conditions and possible terrorist attacks. These and other factors may harm our operations in those countries and therefore our business and results of operations.

Our operating results may vary widely from period to period, which may cause our stock price to decline.

Our contracts with insurance companies generally require time-consuming authorization procedures by the customer, which can result in additional delays between when we incur development costs and when we begin generating revenues from those software or service offerings. Our quarterly and annual revenues and operating results may fluctuate significantly in the future. In addition, we incur significant operating expenses while we are researching and designing new software and related services, and we typically do not receive corresponding payments in those same periods. As a result, the number of new software and service offerings that we are able to implement, successfully or otherwise, can cause significant variations in our cash flow from operations, and we may experience a decrease in our net income as we incur the expenses necessary to develop and design new software and services. We also may experience variations in our earnings due to other factors beyond our control, such as the introduction of new software or services by our competitors, customer acceptance of new software or services, the volume of usage of our offerings by existing customers, variations of vehicle accident rates due to factors such as changes in fuel prices or new vehicle purchases and their impact on vehicle usage, and competitive conditions, or changes in competitive conditions, in our industry generally. We may also incur significant or unanticipated expenses when contracts expire, are terminated or are not renewed. Any of these events could harm our financial condition and results of operations and cause our stock price to decline.

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

Our competitive position is driven in part by our intellectual property and other proprietary rights. Third parties, however, may claim that software, products or technology, including claims data or other data, which we obtain from other parties are infringing upon the intellectual property rights of others, and we may be unaware of intellectual property rights of others that may cover some of our assets, technology, software or services. Any litigation initiated against us regarding patents, trademarks, copyrights or other intellectual property rights, even litigation relating to claims without merit, could be costly and time-consuming and could divert our management and key personnel from operating our business. In addition, if any third party has a meritorious or successful claim that we are infringing upon its intellectual property rights, we may be forced to change our software or enter into licensing arrangements with third parties, which may be costly or impractical. These claims may also require us to stop selling our software and/or services as currently designed, which could harm our competitive position. We also may be subject to significant damages or injunctions that prevent the further development and sale of certain of our software or services and may result in a material loss in revenue.

We may be unable to protect our intellectual property and property rights, either without incurring significant costs or at all, which would harm our business.

We rely on a combination of trade secrets, copyrights, know-how, trademarks, patents, license agreements and contractual provisions, as well as internal procedures, to establish and protect our intellectual property rights. The steps we have taken and will take to protect our intellectual property rights may not deter infringement, duplication, misappropriation or violation of our intellectual property by third parties. In addition, any of the intellectual property we own or license from third parties may be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, the laws of some of the countries in which products similar to ours may be developed may not protect our software and intellectual property to the same extent as U.S. laws or at all. We may be unable to protect our rights in trade secrets and unpatented proprietary technology in these countries. We may also be unable to prevent the unauthorized disclosure or use of our technical knowledge or trade secrets by consultants, vendors, former employees or current employees, despite the existence of nondisclosure and confidentiality agreements and other contractual restrictions. If our trade secrets become known or we fail to otherwise protect our intellectual property, we may not receive any return on the resources expended to create the intellectual property or generate any competitive advantage based on it.

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

We depend upon the ability and experience of our key personnel, who have substantial experience with our operations, the rapidly changing automobile insurance claims processing industry and the markets in which we offer our software and services. The loss of the services of one or more of our senior executives or key employees, particularly our Chairman of the Board, Chief Executive Officer and President, Tony Aquila, could harm our business and operations. In October 2008, Jack Pearlstein, our Chief Financial Officer, Treasurer and Assistant Secretary, informed us that he intends to retire. The effective date of Mr. Pearlstein’s retirement has not yet been determined, and he informed us that he intends to continue to serve as our Chief Financial Officer, Treasurer and Assistant Secretary, to assist in the search for a new Chief Financial Officer and to facilitate an orderly transition. We have initiated a search for a new Chief Financial Officer, and we are defining a transition plan. The transition date has not yet been established.

Our success depends on our ability to continue to attract, manage and retain other qualified management, sales and technical personnel as we grow. We may not be able to continue to attract or retain such personnel in the future.

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

Section 404 of the Sarbanes-Oxley Act requires that we regularly evaluate and determine the effectiveness of our internal control over financial reporting. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. Our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 contained our first management evaluation of our internal controls over financial reporting and our independent auditor’s first attestation to our internal controls over financial reporting for fiscal year 2008. We will continue to evaluate our internal control systems to allow management to report on, and our independent auditors to attest to, our internal controls. We will continue to perform the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. If we are not able to comply with the requirements of Section 404, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC, or the New York Stock Exchange. Any such action could adversely affect our financial results or investors’ confidence in us and could cause our stock price to fall.

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

November 6, 2008