Form 10-Q
period 2008-12-31
SOLERA HOLDINGS, INC
filed 2009-02-09
CIK 1324245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

The number of shares outstanding of the issuer’s common stock, as of February 6, 2009, was 69,473,180.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SOLERA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2008 AND JUNE 30, 2008

(In thousands, except share amounts)

(Unaudited)

	December 31, 2008	June 30, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$173,258	$149,311
Accounts receivable — net	86,056	95,843
Other receivables	10,392	9,784
Other current assets	16,030	18,314
Deferred income tax assets	4,228	4,802

Total current assets	289,964	278,054
PROPERTY AND EQUIPMENT — Net	49,650	49,243
OTHER ASSETS	14,927	22,980
LONG TERM DEFERRED INCOME TAX ASSETS	4,865	5,162
GOODWILL	640,785	646,098
INTANGIBLE ASSETS — Net	350,142	330,218

TOTAL	$1,350,333	$1,331,755

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$20,557	$32,191
Accrued expenses and other current liabilities	95,359	103,597
Income taxes payable	16,277	12,449
Deferred income tax liabilities	856	842
Current portion of long-term debt	5,893	6,336

Total current liabilities	138,942	155,415
LONG-TERM DEBT	594,123	624,570
OTHER LIABILITIES	45,152	33,475
LONG-TERM DEFERRED INCOME TAX LIABILITIES	51,138	36,558

Total liabilities	829,355	850,018

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	15,504	15,429

STOCKHOLDERS’ EQUITY:
Common shares, $0.01 par value: 150,000,000 shares authorized; 69,435,674 and 64,816,018 issued and outstanding as of December 31, 2008 and June 30, 2008, respectively	600,854	510,900
Accumulated deficit	(76,165)	(110,157)
Accumulated other comprehensive (loss) income	(19,215)	65,565

Total stockholders’ equity	505,474	466,308

TOTAL	$1,350,333	$1,331,755

See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2008 AND 2007

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Revenues	$131,301	$132,089	$274,293	$256,271

Cost of revenues:
Operating expenses	30,163	32,987	63,443	65,327
Systems development and programming costs	13,880	16,577	30,137	32,550

Total cost of revenues (excluding depreciation and amortization)	44,043	49,564	93,580	97,877
Selling, general and administrative expenses	38,336	37,525	77,070	71,067
Depreciation and amortization	19,950	23,447	41,186	45,853
Restructuring charges	283	43	754	1,666
Interest expense	9,028	11,721	20,095	22,882
Other income — net	(10,735)	(4,610)	(14,234)	(5,765)

	56,862	68,126	124,871	135,703

Income before provision for income taxes and minority interests	30,396	14,399	55,842	22,691
Income tax provision	8,763	2,065	17,772	4,942
Minority interest in net income of consolidated subsidiaries	1,988	1,325	4,078	2,886

Net income	19,645	11,009	33,992	14,863

Net income per share:
Basic	$0.30	$0.17	$0.52	$0.24

Diluted	$0.29	$0.17	$0.52	$0.23

Weighted-average shares used in the calculation of net income per share:
Basic	66,523	63,468	65,456	63,145

Diluted	66,990	64,551	65,990	64,497

See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 2008 AND 2007

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,992	$14,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,186	45,853
Minority interests in net income of consolidated subsidiaries	4,078	2,886
Provision for doubtful accounts	661	340
Stock-based compensation	3,189	1,641
Deferred income taxes	(1,356)	(4,226)
Change in fair value of financial instrument	(10,599)	(879)
Other	(427)	577
Changes in operating assets and liabilities — net of effects from acquisition of businesses:
Decrease in accounts receivable	4,864	9,750
Decrease in other assets	3,074	2,704
Decrease in accounts payable	(9,718)	(8,091)
Decrease in accrued expenses and other liabilities	(10,703)	(17,836)
(Decrease) increase in accrued interest	(382)	363

Net cash provided by operating activities	57,859	47,945

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,719)	(9,804)
Acquisitions of businesses — net of cash acquired	(98,316)	—
Increase in restricted cash	(1,241)	—
Investment in joint venture	—	(314)
Proceeds from the sale of foreign exchange option	12,400	—

Net cash used in investing activities	(97,876)	(10,118)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common shares, net of offering costs	86,004	—
Principal payment on financed asset acquisition	(1,978)	(2,384)
Repayments under revolving credit facility	—	(8,548)
Repayments of long-term debt	(2,945)	(13,747)
Repurchase of common shares	—	(112)
Proceeds from stock purchase plan and exercise of stock options	760	—

Net cash provided by (used in) financing activities	81,841	(24,791)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(17,877)	4,896

NET CHANGE IN CASH AND CASH EQUIVALENTS	23,947	17,932
CASH AND CASH EQUIVALENTS — Beginning of period	149,311	89,868

CASH AND CASH EQUIVALENTS — End of period	$173,258	$107,800

SUPPLEMENTAL CASH FLOW INFORMATION
— Cash paid for interest	$20,293	$21,912
— Cash paid for income taxes	$16,364	$12,260
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
— Capital assets financed	$485	$2,812
— Note payable from acquisitions of businesses	$17,330	$—

See accompanying notes to condensed consolidated financial statements.

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

In November 2008, the Company completed a secondary public offering of 4,500,000 shares of the Company’s stock. In connection with the offering, the Company raised $86,004,000 in net proceeds. The Company used proceeds from the offering to purchase the outstanding share capital of HPI, Ltd (see note 3) in December 2008.

Principles of Consolidation and Basis of Presentation The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles and applicable regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited Consolidated Financial Statements for the fiscal year ended June 30, 2008, included in its Annual Report on Form 10-K filed with the SEC on August 29, 2008. The Company’s operating results for the three and six month periods ended December 31, 2008 are not necessarily indicative of the results that may be expected for any future periods.

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

Solera’s significant accounting policies are described in Note 2 to the Company’s audited Consolidated Financial Statements for the fiscal year ended June 30, 2008, included in the Company’s Annual Report on Form 10-K. As of February 6, 2009 these accounting policies have not significantly changed.

Recent Accounting Pronouncements—In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. The Company adopted SFAS No. 157 effective for the Company beginning on July 1, 2008. The adoption of SFAS No. 157 resulted in a reduction to liabilities of approximately $611,000 and is reported as a component of Accumulated other comprehensive (loss) income in stockholders’ equity.

In February 2008, SFAS No. 157 was amended by FASB Staff Position No. 157-2, Effective Date of Measurements (“FSP No. 157-2”), which deferred the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for those recognized or disclosed on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The Company is currently evaluating the effect that the implementation of FSP No. 157-2 will have on its consolidated financial statements beginning in fiscal year 2010.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value, and requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. The Company adopted SFAS No. 159 on July 1, 2008 and did not elect the fair value option for any of its financial assets or liabilities.

In March 2007, the FASB ratified EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF No. 06-11”). EITF No. 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee stock-based payment awards as an increase to additional paid-in capital. EITF No. 06-11 became effective for the Company on July 1, 2008. The adoption of EITF No. 06-11 has had no material impact on the Company’s financial position or results of operations.

In June 2007, the FASB ratified EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF No. 07-3”). EITF No. 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF No. 07-3, became effective, on a prospective basis, for the Company on July 1, 2008. The adoption of EITF No. 07-3 has had no material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 amends ARB 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The adoption of SFAS No. 160 may require increased disclosures in the Company’s consolidated financial statements. SFAS No. 160 is effective for the Company beginning in fiscal year 2010 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company is currently assessing the impact that adoption of SFAS No. 160 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS No. 141(R) also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS No. 141(R) requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS No. 141 (R) is effective for the Company beginning in fiscal year 2010 with early adoption prohibited. The Company is currently evaluating the effect that the implementation of SFAS No. 141(R) will have on its consolidated financial statements on future acquisitions.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No.161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS No. 161 is effective for the Company for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company is currently evaluating the disclosure implications of SFAS No. 161.

In April 2008, the FASB released FASB Staff Position 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles. FSP No. 142-3 is effective for the Company beginning in fiscal year 2010. The Company is currently evaluating the potential impact, if any, the adoption of FSP No. 142-3 will have on its consolidated financial position, results of operations and cash flows.

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

3.	BUSINESS COMBINATIONS

On December 19, 2008 (“Acquisition Date”), the Company (through an indirect wholly owned subsidiary) entered into an agreement to acquire 100% of the outstanding share capital of HPI Ltd. (“HPI”) from a subsidiary of Aviva Plc (“Seller”). HPI is a leading provider of used vehicle validation services in the United Kingdom. The Company’s acquisition of HPI is expected to enhance its delivery of decision support data and software applications to its customers.

The total consideration for the transaction was approximately $120,500,000 (£78,300,000), consisting of approximately $103,200,000 (£67,000,000) in cash paid to Seller at closing and a subordinated note in the principal amount of approximately $17,300,000 (£11,250,000) issued to Seller and guaranteed by the Company (the “Seller Note”). The Seller Note accrues interest at an annual rate of 8.0% and becomes due and payable in full on December 31, 2011, subject to certain acceleration events contained in the Seller Note and restrictions contained in the Company’s Amended and Restated First Lien Credit and Guaranty Agreement (the “Credit Facility”). Interest on the Seller Note is payable annually. The Agreement also provides that Seller will be entitled to additional cash payments following closing up to a maximum aggregate amount of approximately $7,400,000 (£4,800,000) if HPI achieves certain financial performance targets during the calendar years 2009, 2010 and/or 2011. All amounts payable to Seller are payable in Pound Sterling.

HPI’s operating results since the Acquisition Date have been included in the Company’s condensed consolidated statements of operations for the three and six months ended December 31, 2008. The following financial information is summarized, on a pro forma basis, as if the Company and HPI were combined at the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented. The pro forma financial information for the three months ended December 31, 2008 combines the results for the Company for the three months ended December 31, 2008, which include the results for HPI subsequent to the Acquisition Date, with the historical results for HPI for the period from October 1, 2008 through December 18, 2008. The unaudited pro forma financial information for the six months ended December 31, 2008 combines the results of the Company for the six month period ended December 31, 2008, which include the results for HPI subsequent to the Acquisition Date, with the historical results for HPI for the period from July 1, 2008 through December 18, 2008. The unaudited pro forma financial information for the three and six month periods ended December 31, 2007 combines the historical results for the Company for those periods, with the historical results for HPI for the three and six month periods ended December 31, 2007. The following table summarizes the unaudited pro forma financial information.

	Three months Ended December 31,		Six months Ended December 31,
(amounts in thousands, except per share data)	2008	2007	2008	2007
Revenues	$139,326	$144,878	$294,455	$281,534
Net income	20,934	12,344	37,647	15,705
Net income per share – basic	0.31	0.19	0.58	0.25
Net income per share – diluted	0.31	0.19	0.58	0.25

Adjustments to HPI’s assets and liabilities, and allocation of purchase price, are preliminary and are based on Company management’s preliminary estimates of the fair value of the assets acquired and liabilities assumed. The Company is in the process of reviewing all assets acquired and liabilities assumed to establish their respective fair values. The Company may adjust the preliminary purchase price allocation after obtaining more information regarding, among other things, asset valuations, liabilities assumed, and refining of preliminary estimates related to projected revenue and expenses used to establish the preliminary fair value of acquired identifiable intangible assets and the related useful lives. The completion of this process may change the allocation of the purchase price, which could affect the fair value assigned to the assets and liabilities, and could result in a change to the unaudited condensed consolidated financial statements and pro forma financial information presented herein.

4.	NET INCOME PER COMMON SHARE

The Company calculates net income per common share in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”). Under SFAS No. 128, basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the reporting period excluding shares subject to repurchase.

Reconciliation of shares used in this calculation of basic and diluted net income per share for the three and six month periods ended December 31, 2008 and 2007 is as follows (in thousands, except per share data):

	Three months Ended December 31,		Six months Ended December 31,
	2008	2007	2008	2007
Net income	$19,645	$11,009	$33,992	$14,863

Weighted-average number of common shares	67,007	64,824	65,920	64,819
Weighted-average common shares subject to repurchase	(484)	(1,356)	(464)	(1,674)

Weighted-average number of common shares used to compute basic net income per share	66,523	63,468	65,456	63,145

Effect of dilutive common stock equivalents:
Stock options to purchase common stock	15	—	51	—
Restricted common stock awards	452	1,083	483	1,352

Weighted-average number of common shares used to compute diluted net income per share	66,990	64,551	65,990	64,497

Basic net income per share	$0.30	$0.17	$0.52	$0.24

Diluted net income per share	$0.29	$0.17	$0.52	$0.23

For the three and six month periods ended December 31, 2008, potential common stock equivalents of 420,984 and 206,095, respectively, are not included in the diluted net income per share calculation above, because their effect was antidilutive for the period. For the three and six month periods ended December 31, 2007 potential common stock equivalents of 17,203 and 29,771, respectively, are not included in the diluted net income per share calculation above, because their effect was antidilutive for the period.

5.	RESTRUCTURING CHARGES

The Company’s restructuring initiatives have been focused on the objective of eliminating waste and improving operational efficiencies. The restructuring reserves are included in Accrued expenses and Other current liabilities and Other liabilities in the consolidated balance sheets.

The Company recorded restructuring charges of $283,000 and $754,000 during the three and six month periods ended December 31, 2008, respectively, primarily related to termination benefits. The Company recorded restructuring charges of $43,000 and $1,666,000 during the three and six month periods ended December 31, 2007, respectively.

For the restructuring charges recorded during the three and six month periods ended December 31, 2008, approximately $69,000 and $141,000, respectively, resulted from employee terminations and restructuring activities that pertained to Operating and System development and programming expenses, and $214,000 and $613,000, respectively, pertained to Selling, general and administrative expenses. For the restructuring charges recorded during the three and six month periods ended December 31, 2007, approximately $347,000 resulted from employee terminations and restructuring activities that pertained to Operating and System development and programming expenses, and $1,320,000 resulted from employee terminations and restructuring activities that pertained to Selling, general and administrative expenses. The restructuring balances at December 31, 2008 of $12,191,000 included severance-related liabilities of $10,233,000, lease related liabilities as a result of facilities consolidation efforts of $2,346,000 and cumulative translation adjustments of ($388,000). The restructuring balances at June 30, 2008 of $14,563,000 included severance-related liabilities of $11,269,000, lease related liabilities as a result of facilities consolidation efforts of $2,610,000 and cumulative translation adjustments of $684,000.

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

In February 2008 the Company initiated a new plan, Americas 2008, which is focused on creating a more efficient and flexible employee work force across the Americas. Termination benefits of $887,000 and $1,751,000 for this plan relate to the termination of approximately 38 and 100 employees during the six months ended December 31, 2008 and the fiscal year ended June 30, 2008, respectively.

In June 2008, the Company initiated a new plan, EMEA 2008, which is focused on creating a more efficient and flexible employee work force for parts of its European operations. Termination benefits of $9,515,000 for this plan related to the termination of approximately 50 employees during the fiscal year ended June 30, 2008, offset by a currency translation adjustment of ($256,000) for the six months ended December 31, 2008. Additional termination benefits of $849,000, incurred during the six months ended December 31, 2008, related to the termination of 14 employees as part of the acquisition of UC Universal Consulting Software GmbH, and was recorded as a component of goodwill as of the purchase date.

The following table summarizes the charges for restructuring and related activities, including payments made and the ending reserve balances by reportable segment (in thousands):

		Solera Restructuring plans				Total
	CSG [1]	EMEA 07	EMEA 08	Americas 07	Americas 08	EMEA	Americas	Total
Balance—June 30, 2008	$142	$1,397	$9,515	$2,628	$881	$10,919	$3,644	$14,563
Additions	(142)	—	849	2	887	842	754	1,596
Payments/amortization		(865)	(1,087)	(284)	(1,344)	(1,952)	(1,628)	(3,580)
Translation adjustments	—	(132)	(256)	—	—	(388)	—	(388)

Balance—December 31, 2008	$0	$400	$9,021	$2,346	$424	$9,421	$2,770	$12,191

[1]	Restructuring plan from acquisition of CSG, includes amounts for EMEA and Americas.

6.	GOODWILL AND INTANGIBLE ASSETS—NET

Changes in goodwill by business segment during the six months ended December 31, 2008 are as follows (in thousands):

	EMEA	Americas	Total
Balance—June 30, 2008	$557,084	$89,014	$646,098
Additions from acquisitions	66,590	1,821	68,411
Translation adjustments	(72,790)	(934)	(73,724)

Balance—December 31, 2008	$550,884	$89,901	$640,785

Components of intangible assets, excluding goodwill, are as follows (in thousands):

	December 31, 2008	June 30, 2008
Intangible assets (excluding goodwill):
Internally developed software	$29,926	$27,862
Customer relationships	201,852	202,970
Trademarks	32,034	17,264
Software and database technology	313,011	285,015

	576,823	533,111
Less accumulated amortization	(226,681)	(202,893)

Intangible assets – net	$350,142	$330,218
Trademarks with indefinite lives	(15,486)	—

Net Finite lived intangible assets	$334,656	$330,218

Intangible assets (excluding goodwill and certain trademarks) have finite lives and, as such, are subject to amortization. The weighted average remaining useful life of the intangible assets is 10.4 years (2.3 years for internally developed software, 16.8 years for customer relationships, 0.5 years for trademarks and 7.7 years for software and database). Internally developed software is amortized on a straight-line basis. Other intangible assets are amortized on an accelerated basis to reflect the pattern in which economic benefits of the intangible assets are consumed. Amortization of intangibles totaled $15,838,000 and $37,758,000 for the three and six month periods ended December 31 2008, respectively, and $19,174,000 and $37,856,000 for the three and six months ended December 31, 2007, respectively. Estimated amortization expense of the Company’s intangible assets, including those from the Company’s acquisition of HPI, for the next five fiscal years ending June 30 are as follows (in thousands):

2009 (remaining 6 months)	$37,772
2010	66,719
2011	53,746
2012	41,817
2013	32,384
Thereafter	102,218

Total	$334,656

The above useful lives represent the Company’s best estimates. However, actual lives may differ from these estimates. In addition, the expected future amortization may vary based on fluctuations in foreign currency exchange rates.

Goodwill and intangible assets related to the Company’s acquisition of HPI are preliminary, and could change materially, until the final purchase price allocation is completed and HPI-related asset and liability valuations are finalized. The Company may adjust the preliminary purchase price allocation after obtaining more information regarding, among other things, asset valuations, liabilities assumed, and refining of preliminary estimates related to projected revenue and expenses used to establish the preliminary fair value of acquired identifiable intangible assets and the related useful lives.

7.	FAIR VALUE MEASUREMENTS

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

Investments Other Than Derivatives

The Company’s investments, other than derivatives, primarily include bank issued certificates of deposit and money market accounts.

In general, and where applicable, the Company uses quoted prices in active markets for identical assets or liabilities to determine fair value. This pricing methodology applies to the Company’s Level 1 investments such as international money markets, and bank issued certificates of deposit. If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then the Company would use quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable either directly or indirectly. These investments would be included in Level 2. The Company does not currently hold any Level 2 investments. The Company would value Level 3 investments using internally developed valuation models, whose inputs would include interest rate curves, credit spreads, stock prices, volatilities and any other relevant inputs. Unobservable inputs used in these models are significant to the fair value of the investments. The Company does not currently hold any Level 3 investments.

Derivatives

In general, and where applicable, the Company would use quoted prices in an active market for identical derivative assets and liabilities that are traded on exchanges. These derivative assets and liabilities would be included in Level 1. The Company does not currently have any Level 1 derivatives. The fair values for the derivative assets and liabilities included in the Company’s Level 2 derivatives are estimated using industry standard valuation techniques to extrapolate future reset rates from period-end yield curves and standard valuation models based on the Black-Scholes option valuation model. Market-based observable inputs including spot and forward rates, volatilities and interest rate curves at observable intervals are used as inputs to the models. Level 2 derivative assets and liabilities primarily include certain over-the-counter options, and futures. In certain cases, market-based observable inputs are not available and the Company would use management judgment to develop assumptions which would be used to determine fair value. These derivative assets and liabilities would be included in Level 3. The Company does not currently have any Level 3 derivatives.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at December 31, 2008 (in thousands):

	Level 1	Level 2		Level 3	Total
Assets
Bank-issued issued certificates of deposit (1)	$38,344	$—		$—	$38,344
Cash and cash equivalents - money market funds (1)	36,872	—		—	36,872
Restricted cash - money market funds (2)	1,745				1,745

Total	$76,961	$—		$—	$76,961

Liabilities
Interest rate swaps	—	25,273	(3)	—	25,273

Total	$—	$25,273		$—	$25,273

(1)	Included in cash and cash equivalents on the Company’s condensed consolidated balance sheet.
(2)	Included in other current assets and other assets on the Company’s condensed consolidated balance sheet.
(3)	Amount includes adjustment of $611,000 due to the adoption of SFAS No. 157.

8.	FINANCIAL INSTRUMENTS AND DERIVATIVES

Financial Instruments — At December 31, 2008 and June 30, 2008, the carrying amounts of cash equivalents, receivables, accounts payable and other liabilities approximated their fair values because of the short-term maturities of these financial instruments. The carrying amounts of long-term debt at December 31, 2008 and June 30, 2008 approximated fair value based on prevailing interest rates.

Derivatives — In the normal course of business, the Company is exposed to interest rate changes and foreign currency fluctuations. The Company strives to limit these risks through the use of derivatives such as interest rate swaps and foreign exchange options. Derivatives are not used for speculative purposes.

In February 2006, the Company entered into a foreign currency exchange option (the “Fx Option”) that gave the Company the option to call $200,000,000 at a strike price of 1.1646 EUR/USD at any time up to February 8, 2011. The Fx Option was not designated as a hedging instrument. The Company paid approximately $7,912,000 for the Fx Option.

In November 2008, the Company sold the Fx Option for $12,400,000. During the three and six month periods ended December 31, 2008, the Company recorded a gain of $7,619,0000 and $10,599,000, respectively, due to increased volatility in foreign currency rates, and changes in interest rates. The gain was recognized in Other income – net in the condensed consolidated statement of operations.

In June 2007, the Company entered into three U.S. dollar-based interest rate swaps with notional amounts of $50,000,000, $80,965,000 ($70,165,000 as of December 31, 2008 per the planned reduction in notional amounts over the life of the swap contract), and $75,000,000, all with maturities on June 30, 2011, which require the Company to pay fixed rates of 5.445%, 5.418%, and 5.445%, respectively. In June 2007, the Company also entered into three Euro-based interest rate swaps with notional amounts of €69,821,000 (€41,009,000 as of December 31, 2008 per the planned reduction in notional amounts over the life of the swap contract), €50,000,000, and €60,000,000, all with maturities on June 30, 2011, which require the Company to pay fixed rates of 4.603%, 4.679%, and 4.685%, respectively. These interest rate swaps were designated and documented at their inception as cash flow hedges and are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of Accumulated other comprehensive (loss) income in stockholders’ equity and reclassified into earnings when the hedged transaction affects earnings. The ineffective portion on these cash flow hedges is recognized in interest expense. The estimated fair values of ($16,622,000) and ($8,678,000) on U.S. dollar-based swaps and (€6,138,000)/($8,651,000) and €1,686,000/$2,662,000 on Euro-based swaps were recorded in Other assets/(Other liabilities) in the consolidated balance sheet as of December 31, 2008 and June 30, 2008, respectively. The decrease, net of tax, in the fair value of these swaps of $19,257,000 during the six months ended December 31, 2008, reflects the effective portion of loss on these hedges and is reported as a component of Accumulated other comprehensive (loss) income in stockholders’ equity.

The estimated fair values of the Company’s derivatives were determined based on quoted market prices and may not be representative of actual values that could have been realized or that will be realized in the future.

9.	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 31, 2008	June 30, 2008
Amended and restated first lien credit facility:
Domestic term loan, due May 2014	$217,596	$218,697
European term loan, due May 2014	366,138	412,209
Subordinated note payable, due December 2011	16,282	—

Total	600,016	630,906
Less current portion	5,893	6,336

Long-term portion	$594,123	$624,570

Senior Secured Credit Facilities — On May 16, 2007, in conjunction with the closing of its initial public offering, the Company entered into an Amended and Restated Senior Credit Facility Agreement with a syndicate of commercial lenders, consisting of a $50,000,000, Revolving Credit Facility, a $230,000,000 Domestic Term Loan and a €280,000,000 European Term Loan. As of December 31, 2008, the Company had $0, $217,596,000 and $366,138,000 (€259,765,000) in outstanding loans under the Revolving Credit Facility, the Domestic Term Loan and the European Term Loan, respectively, with interest rates of 3.466%, 3.746%, and 5.079%, respectively. Borrowings under the Amended and Restated Senior Credit Facility bear interest, to be reset at the Company’s option, at a rate determined by the sole lead arranger of the syndicate of commercial lenders equal to (1) the offer rate on dollars based on the British Bankers’ Association Settlement Rate for deposits or (2) the offer rate on the Euro from the Banking Federation of the European Union, or (3) in the event such rates are not available, then the offered quotation rate to first class banks in the London inter-bank market or European inter-bank market by Citibank USA

Inc. for deposits, respectively, in each case, plus an applicable margin that varies based upon the Company’s consolidated leverage ratio, as defined in the agreement. Beginning on June 30, 2007, consecutive quarterly minimum principal payments of $575,000 and €700,000 are required for the Domestic Term Loan and European Term Loan, respectively, under the Amended and Restated Senior Credit Facility with the remaining balance due in May 2014. Future quarterly minimum principal payments will be reduced each time a voluntary prepayment occurs. The Amended and Restated Senior Secured Credit Facility allows for voluntary prepayments under specified conditions and requires mandatory prepayments and commitment reductions upon the occurrence of certain events, including among others, sale of assets, receipt of insurance or condemnation proceeds, excess cash flow and issuances of debt and equity securities.

For the three months ended December 31, 2008, the Company’s cumulative principal payments under the European and Domestic Term Loan principal payments were $901,000 (€654,000) and $551,000, respectively, which amounts equal the minimum quarterly payments applicable during the period. For the six months ended December 31, 2008, the Company’s cumulative principal payments under the European and Domestic Term Loan principal payments were $1,843,000 (€1,309,000) and $1,102,000, respectively, which amounts equal the minimum quarterly payments applicable during the period. Except for the quarterly minimum principal payment of $551,000, the decrease in the European term loan balance during the three and six months ended December 31, 2008 was due to changes in foreign currency exchange rates.

The obligations under the Amended and Restated Senior Credit Facility are secured by substantially all of the assets of the Company. The Amended and Restated Senior Credit Facility contains certain covenants including, among others, requirements related to financial reporting, maintenance of operations, compliance with applicable laws and regulations, maintenance of interest rate protection and compliance with specified financial covenants, as well as restrictions related to liens, investments, business combinations, additional indebtedness, dispositions of assets or subsidiary interests, dividends, distributions, issuances of equity securities, transactions with affiliates, capital expenditures and certain other changes in the business. The Amended and Restated Senior Credit Facility contains a leverage ratio, which is applicable only to the revolving loans and applies only if at least $10,000,000 of revolving loans, including outstanding letters of credit, are outstanding for at least ten days during the prior fiscal quarter. Any amounts drawn on the revolver become due and payable in full in April 2012.

Subordinated note payable —Subordinate note to a subsidiary of Aviva Plc (the “Seller”) – As part of its December 2008 agreement to acquire the outstanding share capital of HPI from Seller (see note 3), the Company entered into a subordinated note (the “Seller Note”) in the principal amount of approximately $17,330,000 (£11,250,000) issued to Seller and guaranteed by the Company. The Seller Note accrues interest at an annual rate of 8.0% and the principal amount becomes due and payable in full on December 31, 2011, subject to certain acceleration events contained in the Seller Note and restrictions contained in the Company’s Amended and Restated Senior Credit Facility. All amounts payable to Seller are payable in Pound Sterling (with interest paid annually). The decrease in the U.S. dollar amount of the Seller Note from December 19, 2008 to December 31, 2008 reflects the strengthening of the U.S. dollar versus the Pound Sterling during this period of time, and was recorded as a cumulative translation adjustment in stockholders’ equity within accumulated other comprehensive (loss) income on the consolidated balance sheets.

Future Minimum Principal Payments — Future minimum principal payments for the next five fiscal years ending June 30 are as follows (in thousands):

2009 (remaining 6 months)	$2,947
2010	5,893
2011	5,893
2012	22,175
2013	5,893
Thereafter	557,215

Total	$600,016

10.	EMPLOYEE BENEFIT PLANS

Stock-Based Compensation—Effective July 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options and share awards, based on estimated fair values recognized over the requisite service period.

The Company adopted SFAS No. 123(R) using the prospective transition method. Under this method, SFAS No. 123(R) is applied to new awards and to awards modified, repurchased or cancelled after the adoption date of July 1, 2006. Compensation cost that was previously recorded under Accounting Principles Board (“APB”) Opinion No. 25 for awards outstanding at the adoption date, such as unvested stock awards, will continue to be recognized as the stock awards vest. Accordingly, for the three and six months ended December 31, 2008, stock-based compensation expense includes compensation cost related to estimated fair values of awards granted after the date of adoption of SFAS No. 123(R) and compensation costs related to unvested awards at the date of adoption based on the intrinsic values as previously recorded under APB Opinion No. 25.

The fair value of stock and option awards granted after July 1, 2006 is estimated on the grant date using the Black-Scholes option valuation model. This valuation model for stock-based compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation including the expected term (weighted average period of time that the shares and options granted are expected to be outstanding), the volatility of the Company’s common shares, an assumed risk free interest rate and the estimated forfeitures of unvested share awards. No compensation cost is recorded for awards that do not vest. For awards granted after July 1, 2006 and valued in accordance with SFAS No. 123(R), the Company used the straight-line method for expense attribution. Expected volatilities utilized in the model are based on a combination of implied market volatilities, historical volatility of the Company’s stock price and other factors. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The expected term of option grants is the estimated weighted-average period until exercise or cancellation of vested options, allowed for under guidance outlined by Staff Accounting Bulletin (“SAB”) No. 107 and SAB No. 110, Topic 14, Share-Based Payment.

Stock-based compensation expense of $1,621,000 and $3,189,000 was recognized in the three and six month periods ended December 31, 2008, respectively, and $1,039,000 and $1,641,000 for the three and six month periods ended December 31, 2007, respectively.

As of December 31, 2008, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock awards, net of estimated forfeitures, amounted to $18,189,000, which will be amortized over a weighted average period of 3.3 years.

Restricted Stock—Prior to the Company’s May 2007 initial public offering, the Company had a restricted stock program under which shares of common stock were issued to certain employees, which may vest up to five years from the date of grant. These shares have transfer restrictions and in certain circumstances must be returned to the Company at the original purchase price. Following the Company’s May 2007 initial public offering, the Company has granted restricted stock units to certain employees and directors. The restricted stock units are issued pursuant to a vesting schedule and generally vest ratably over four years. The value of the Company’s restricted stock units, based on market prices, is recognized as compensation expense over the restriction period in accordance to their vesting terms.

The stock-based compensation expense related to restricted stock awards and restricted stock units included in net income was $845,000 and $1,864,000 for the three and six month periods ended December 31, 2008, respectively, and $882,000 and $1,350,000 during the three and six month period ended December 31, 2007, respectively.

A summary of the status of unvested stock awards and restricted stock units as of December 31, 2008 and activities during the six months ended December 31, 2008, is presented below:

	Number of restricted common stock/units	Weighted Average Purchase price per common stock/unit	Weighted Average Fair value per common stock/unit
Unvested at June 30, 2008	804,682	$0.20	$9.33
Granted	154,284	$0.01	$23.79
Vested/Released	(140,399)	$0.24	$10.82
Forfeited	(23,888)	$0.13	$14.02

Unvested at December 31, 2008	794,679	$0.17	$13.56

Due to the significant difference between the purchase price and fair value per common stock/unit, the fair value of the right to purchase these restricted stock/units and intrinsic value of the restricted stock/units were equal.

The estimated total remaining unamortized compensation expense of $8,256,000, net of forfeitures, is expected to be recognized over the remaining vesting period of 3.2 years. The fair value of awards granted and vested during the six months ended December 31, 2008, was $3,133,000 and $1,154,000, respectively. The fair value of awards granted and vested during the six months ended December 31, 2007, was $889,000 and $0, respectively.

Stock Options—Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s common stock on the date of grant. Stock options are granted pursuant to a vesting schedule, generally vest ratably over four years and have a term of 10 years for options granted under our 2007 Long Term Incentive Plan and 7 years for options granted under our 2008 Omnibus Incentive Plan. Compensation expense for stock options is recognized over the requisite service period for each separately vesting portion of the stock option award. The stock-based compensation expense related to stock options was $753,000 and $1,279,000 for the three and six month periods ended December 31, 2008, and $157,000 and $291,000 during the three and six months ended December 31, 2007, respectively. The estimated total remaining unamortized compensation expense of $9,933,000, net of forfeitures, is expected to be recognized over the remaining vesting period of 3.3 years.

The aggregate intrinsic value of total stock options outstanding and exercisable at December 31, 2008 was $3,244,000 and $811,000 respectively. The fair value of awards vested during the three and six months ended December 31, 2008 was $531,000 and $738,000, respectively. The weighted average remaining contractual life of total stock options outstanding and exercisable at December 31, 2008 was 9.3 years and 8.6 years, respectively.

A summary of the Company’s stock option activity for the six months ended December 31, 2008 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at June 30, 2008	1,067,403	$22.49
Granted	563,000	23.92
Exercised	(43,575)	16.00
Cancelled	(42,975)	21.44

Outstanding at December 31, 2008	1,543,853	$23.22

Exercisable at December 31, 2008	138,112	$18.23

Cash received from options exercised was $43,000 and $697,000 during the three and six month periods ended December 31, 2008. The tax benefit related to options exercised during the three and six month periods ended December 31, 2008 was $6,000 and $204,000.

The fair value for stock options granted during the three and six month periods ended December 31, 2008 and 2007, was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Stock option grants:
Expected term of stock options (years)	6.1	6.1	6.1	6.1
Risk-free interest rate	3.2%	4.5%	3.2%	4.5%
Dividend Yield	—	—	—	—
Volatility	26.8%	32.8%	26.8%	32.8%
Weighted-average grant-date fair value (per share)	$7.70	$9.67	$7.95	$8.92

Employee Stock Purchase Plan — The Company offers an Employee Stock Purchase Plan (“the ESPP”) that allows eligible employees to purchase shares of common stock at a price equal to 95% of the lower of the fair market value of the common stock at the beginning of the offering period and the end of the offering period. Compensation expense for the ESPP is recognized on a straight-line basis over the offering period. Each offering period has a six-month term, which runs either from January 1 to June 30 or from July 1 to December 31. For the three and six months ended December 31, 2008, the Company recorded compensation expense of $23,000 and $46,000, respectively. In July 2008, the Company issued 9,637 shares under the ESPP, representing approximately $221,000 in employee contributions accumulated during the January 1, 2008 through June 30, 2008 offering period.

Pension Plans The Company’s foreign subsidiaries sponsor various defined benefit plans and individual defined benefit arrangements covering certain eligible employees. The benefits under these pension plans are based on years of service and compensation levels. Funding is limited to statutory requirements.

The components of net pension expense were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Service cost — benefits earned during the period	$662	$826	$1,397	$1,593
Interest cost on projected benefits	834	921	1,715	1,578
Expected return on plan assets	(732)	(845)	(1,505)	(1,441)
Amortization of gain	(54)	—	(54)	—

Net pension expense	$710	$902	$1,553	$1,730

11.	PROVISION FOR INCOME TAXES

The Company recorded an income tax provision of $8,763,000 and $17,772,000 for the three and six months ended December 31, 2008, and $2,065,000 and $4,942,000 for the three and six months ended December 31, 2007, respectively. The expected tax provision derived from applying the federal statutory rate to the Company’s income before income taxes for the three and six months ended December 31, 2008 differed from the Company’s recorded income tax provision primarily due to various permanent differences and the release of valuation allowance as deferred tax assets are realized, and lower foreign income tax rates in certain jurisdictions. These benefits are offset by valuation allowance recorded on certain foreign losses that do not meet the more-likely-than not standard of realizability and foreign withholding tax liabilities.

The FIN No. 48 unrecognized tax benefits, if recognized, would impact the income tax provision by $11,200,000 and $5,350,000 as of December 31, 2008 and 2007, respectively. Accrued interest and penalties at December 31, 2008 and 2007 would be up to $360,000 and $30,000, respectively. No significant interest and penalties have been accrued during the six months ended December 31, 2008.

Pursuant to the acquisition agreement dated February 8, 2006 between ADP and Solera, ADP has indemnified Solera for all tax liabilities related to the pre-acquisition period attributable to the “Claims Services Group” acquired on April 13, 2006. The Company is liable for any tax assessments for the post-acquisition period for its U.S. and foreign jurisdictions. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next twelve months.

12.	COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Net income	$19,645	$11,009	$33,992	$14,863

Other Comprehensive (loss) income:
Foreign currency translation adjustments	(24,861)	8,386	(66,188)	32,302
Unrealized net loss on derivative instruments	(16,217)	(4,197)	(18,592)	(9,637)

Comprehensive (loss) income	$(21,433)	$15,198	$(50,788)	$37,528

13.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company manages its business operations through two strategic business units, which, based upon the information reported to the chief operating decision maker, who is the Chief Executive Officer, are the Company’s two reportable segments: EMEA and Americas. The EMEA business unit encompasses the Company’s operations in Europe, the Middle East, Africa and Asia. The Americas business unit encompasses the Company’s operations in North America, Central and South America. Based on management fee studies, the Company’s Corporate segment allocates certain cost related to providing services to its reportable segments. These costs are managed at the Corporate level and include costs related to financing activities, business development and oversight, and tax, audit and other professional fees of the Company. The Company evaluates the performance of its reportable segments based on operating results before income taxes:

(in thousands)	EMEA	Americas	Corporate	Total
Three Months Ended December 31, 2007
Revenues	$80,878	$51,211	$—	$132,089
Income (loss) before income taxes and minority interest	22,463	8,407	(16,471)	14,399
Assets	940,292	311,998	16,238	1,268,528
Capital expenditures	2,311	2,493	—	4,804
Depreciation and amortization	13,949	9,498	—	23,447
Interest expense	14	87	11,620	11,721
Other income — net	(1,543)	(513)	(2,554)	(4,610)

Three Months Ended December 31, 2008
Revenues	$80,593	$50,708	$—	$131,301
Income (loss) before income taxes and minority interest	24,812	10,536	(4,952)	30,396
Assets	1,067,039	278,509	4,785	1,350,333
Capital expenditures	1,735	3,375	—	5,110
Depreciation and amortization	11,940	8,009	1	19,950
Interest expense	64	67	8,897	9,028
Other (income) expense — net	(78)	244	(10,901)	(10,735)

(in thousands)	EMEA	Americas	Corporate	Total
Six Months Ended December 31, 2007
Revenues	$155,332	$100,939	$—	$256,271
Income (loss) before income taxes and minority interest	44,191	13,135	(34,635)	22,691
Assets	940,292	311,998	16,238	1,268,528
Capital expenditures	3,805	5,999	—	9,804
Depreciation and amortization	27,110	18,743	—	45,853
Interest expense	28	156	22,698	22,882
Other income — net	(3,053)	(1,205)	(1,507)	(5,765)

Six Months Ended December 31, 2008
Revenues	$170,912	$103,381	$—	$274,293
Income (loss) before income taxes and minority interest	53,162	23,255	(20,575)	55,842
Assets	1,067,039	278,509	4,785	1,350,333
Capital expenditures	3,681	7,038	—	10,719
Depreciation and amortization	24,964	16,215	7	41,186
Interest expense	80	137	19,878	20,095
Other (income) expense — net	(432)	68	(13,870)	(14,234)

The Company conducts its sales, marketing and customer service activities throughout the world. Geographic revenue information is based on the location of the customer. No single country other than the United States, the Netherlands, the United Kingdom and Germany accounted for 10% or more of total external revenue or of long-lived assets.

(in thousands)	Europe *	United States	The Netherlands	United Kingdom	Germany	All Other	Total
Three Months Ended December 31, 2007
Revenues	$34,150	$36,705	$15,407	$13,550	$12,643	$19,634	$132,089
Property and equipment — net	4,061	24,929	260	8,754	8,637	4,468	51,109

Three Months Ended December 31, 2008
Revenues	$34,870	$36,843	$14,690	$13,013	$13,655	$18,230	$131,301
Property and equipment — net	3,026	22,063	224	12,356	7,389	4,592	49,650

(in thousands)	Europe *	United States	The Netherlands	United Kingdom	Germany	All Other	Total
Six Months Ended December 31, 2007
Revenues	$64,355	$73,370	$29,253	$27,278	$24,795	$37,220	$256,271
Property and equipment — net	4,061	24,929	260	8,754	8,637	4,468	51,109

Six Months Ended December 31, 2008
Revenues	$73,465	$73,422	$32,409	$26,913	$28,833	$39,251	$274,293
Property and equipment — net	3,026	22,063	224	12,356	7,389	4,592	49,650

*	Excludes the Netherlands, the United Kingdom and Germany.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are identified by the use of terms and phrases such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend” “may”, “plan”, “predict”, “project” and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies and include, but are not limited to, statements about: changes in the amount of our existing unrecognized tax benefits; our revenue mix; factors that may effect our future operating results; the impact of currency exchange rate fluctuations on our financial results; our expectations regarding equity-related expenses; our income taxes; restructuring plans, potential restructuring charges and their impact on our revenues; our operating expense growth and operating expenses as a percentage of our revenues; stability of our development and programming costs; growth of our selling, general and administrative expenses; decrease of total depreciation and amortization expense; decrease in interest expense and possible impact of acquisitions or future foreign currency fluctuations; our use of cash and liquidity position going forward; and cash needs to service our debt.

Actual results could differ materially from those projected, implied or anticipated by our forward-looking statements. Some of the factors that could cause actual results to differ include: those set forth in the sections titled “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere as described in this Quarterly Report on Form 10-Q. These factors include, but are not limited to: our reliance on a limited number of customers for a substantial portion of our revenues; effects of competition on our software and service pricing and our business; unpredictability and volatility of our operating results, which include the volatility associated with foreign currency exchange risks and uncertainty in global economic conditions; our ability to increase market share, successfully introduce new software and services and expand our operations to new geographic locations; time and expenses associated with customers switching from competitive software and services to our software and services; risks associated with and possible negative consequences of acquisitions, joint ventures, divestitures and similar transactions, including risks related to our ability to successfully integrate HPI; rapid technology changes in our industry; effects of changes in or violations by us or our customers of government regulations; costs and possible future losses or impairments relating to our acquisitions; use of cash to service our debt; country-specific risks associated with operating in multiple countries; and other factors that are described from time to time in our periodic filings with the Securities and Exchange Commission (“SEC”), including those set forth in this filing in Part II, Item 1A – “Risk Factors.”

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

All percentage amounts and ratios were calculated using the underlying data in whole dollars. Operating results for the three and six months ended December 31, 2008 are not necessarily indicative of the results that may be expected for any future period. We measure the effects on our results that are attributed to the change in foreign currency rates by measuring the incremental difference between translating the current results at the monthly average rates for the same period from the prior year, compared to the monthly average rates used to translate current year actual results.

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

•

improve their ability to monitor and manage their businesses through data reporting and analysis. As of December 31, 2008, we served over 55,000 customers and were active in more than 50 countries with approximately 2,000 full-time employees. Our customers include more than 900 automobile insurance companies, 33,000 collision repair facilities, 7,000 independent assessors and 3,000 automotive recyclers. We derive revenues from many of the world’s largest automobile insurance companies, including each of the ten largest automobile insurance companies in Europe and at least nine of the ten largest automobile insurance companies in North America.

Company History

Solera Holdings, LLC was formed in March 2005. In April 2006, subsidiaries of Solera Holdings, LLC acquired the Claims Services Group (“CSG”), a business unit of Automatic Data Processing (“ADP”), for approximately $1.0 billion (the “April 2006 Acquisition”). Prior to the April 2006 Acquisition, Solera Holdings, LLC’s operations consisted primarily of developing our business plan, recruiting personnel, providing consulting services, raising capital and identifying and evaluating operating assets for acquisition.

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

On December 19, 2008, we (through an indirect wholly owned subsidiary) acquired 100% of the outstanding share capital of HPI Ltd., (“HPI”), from a subsidiary of Aviva Plc. HPI is the leading provider of used vehicle validation services in the United Kingdom. We allocated the aggregate $120.5 million (£78.3 million) consideration to the tangible and intangible assets acquired and liabilities assumed, based on their respective fair values as of the date of acquisition. Fair values attributed to the tangible and intangible assets acquired and liabilities assumed related to the Company’s acquisition of HPI are preliminary, and could change materially, until the final purchase price allocation is completed and HPI-related asset and liability valuations are finalized. The Company may adjust the preliminary purchase price allocation after obtaining more information regarding, among other things, asset valuations, and liabilities assumed, and refining preliminary estimates related to projected revenue and expenses used to establish the preliminary fair value of acquired identifiable intangible assets and related useful lives.

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

The table below sets forth our revenues by reportable segment and as a percentage of our total revenues for the periods indicated.

	Three Months Ended December 31,				Six Months Ended December 31,
(dollars in millions)	2008		2007		2008		2007
EMEA	$80.6	61.4%	$80.9	61.2%	$170.9	62.3%	$155.3	60.6%
Americas	50.7	38.6	51.2	38.8	103.4	37.7	101.0	39.4

Total	$131.3	100.0%	$132.1	100.0%	$274.3	100.0%	$256.3	100.0%

Set forth below is our percentage of revenues for the periods presented from each of our principal customer categories:

	Three Months Ended December 31,				Six Months Ended December 31,
(dollars in millions)	2008		2007		2008		2007
Insurance companies	$56.0	42.7%	$54.0	40.9%	$116.4	42.5%	$104.1	40.6%
Collision repair facilities	48.8	37.2	49.9	37.7	102.4	37.3	96.8	37.8
Independent assessors	12.9	9.8	13.9	10.5	27.5	10.0	27.1	10.6
Automotive recyclers and other	13.6	10.3	14.3	10.9	28.0	10.2	28.3	11.0

Total	$131.3	100.0%	$132.1	100.0%	$274.3	100.0%	$256.3	100.0%

During the three and six month periods ended December 31, 2008, the United States, the Netherlands, and Germany were the only countries that individually represented more than 10% of total revenues.

The accounting policies for each of our segments are the same. We evaluate the operating performance of our segments based primarily upon their respective EBITDA. For the most part, we do not evaluate our costs and expenses on a per segment basis.

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

Other Income-Net

Other income-net consists of foreign exchange gains and losses on a foreign exchange option, notes receivable and notes payable to affiliates, as well as other miscellaneous income and expense.

Minority Interests in Net Income of Consolidated Subsidiaries

Several of our customers own minority interests in certain of our local operating subsidiaries. Minority interests in net income of consolidated subsidiaries reflect such customers’ proportionate interest in the earnings of such operating subsidiaries.

Income Tax Provision

The expected tax provision derived from applying the federal statutory rate to our income before income taxes during the three and six months ended December 31, 2008 differed from our recorded income tax provision primarily due to valuation allowance release on a portion of the deferred tax due to realization of deferred tax assets and lower foreign income tax rates in certain jurisdictions. These benefits are offset by valuation allowances recorded on certain foreign losses which do not meet the more-likely-than-not standard of realizability and foreign withholding tax liabilities. Our tax provision for the remainder of fiscal year 2009 continues to heavily depend on the jurisdictional mix of pretax earnings, our actual and forecasted profitability, establishment of valuation allowances in certain jurisdictions, and varying jurisdictional income tax rates that are applied to related earnings.

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

Our operating results are and will be influenced by a variety of factors, including:

•	gain and loss of customers;

•	pricing pressures;

•	fluctuations in foreign currency exchange rates;

•	acquisitions, joint ventures or similar transactions;

•	expenses to develop new software or services;

•	restructuring charges related to efficiency initiatives; and

•	expenses and restrictions related to indebtedness.

Foreign currency. During the three and six month periods ended December 31, 2008, we generated approximately 72% and 73% of our revenues and incurred a majority of our costs in currencies other than the U.S. dollar, primarily the Euro. We currently do not hedge our exposure to foreign currency risks. In our historical financial statements, we re-measure our local currency financial results in U.S. dollars based on average exchange rates prevailing during a reporting period or the exchange rate at the end of that period. These re-measurements resulted in foreign currency translation adjustments of $24.9 million and $66.2 million during the three and six month periods ended December 31, 2008, recorded as a component of Accumulated other comprehensive (loss) income in stockholders’ equity. Net foreign currency gains flowing through our condensed consolidated statements of operations during the three and six month periods ended December 31, 2008, were $1.8 million and $1.0 million, respectively.

The U.S. dollar has strengthened significantly versus most major foreign currencies we have used to transact our business over the last several months. For example, one Euro was equal to approximately $1.58 on June 30, 2008, $1.44 on September 30, 2008, and $1.41 on December 31, 2008. The change from June 30, 2008 to December 31, 2008 represents a strengthening of the U.S. dollar versus the Euro of approximately 10.8%. We anticipate that currency exchange rates will have a negative comparable impact on our revenues, but have a positive comparable impact on our interest expense and our intangibles amortization expense for the full fiscal year ending June 30, 2009.

In February 2006, we entered into a foreign exchange option, that gave us the right to call $200.0 million in U.S. dollars at a strike price of €1.1646 per U.S. dollar at any time up to February 8, 2011. We paid approximately $7.9 million for this option. In November 2008, we sold the foreign exchange option for $12.4 million. The increases in fair value of the option prior to the sale of approximately $7.6 million and $10.6 million during the three and six month periods ended December 31, 2008, was due to increased volatility in spot rates for the U.S. dollar and Euro and changes in interest rates, and was recognized in Other income - net in our condensed consolidated statement of operations.

Non-cash charges. We incurred a pre-tax, non-cash charge of $1.6 million and $3.2 million, during the three and six month periods ended December 31, 2008 related to all restricted stock units and stock options outstanding as of December 31, 2008. We expect the remaining pre-tax, non-cash charge to be approximately $18.2 million, expensed ratably over vesting periods of up to 60 months.

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

Results of Operations

Amounts and percentages throughout our discussion and analysis of financial conditions and results of operations may reflect rounding adjustments.

The table below sets forth statement of operations data expressed as a percentage of revenues for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
Operating expenses	23.0	25.0	23.1	25.5
Systems development and programming costs	10.6	12.5	11.0	12.7

Total cost of revenues (excluding depreciation and amortization)	33.6	37.5	34.1	38.2
Selling, general & administrative expenses	29.2	28.4	28.1	27.7
Depreciation and amortization	15.2	17.8	15.0	17.9
Restructuring charges	0.2	0.0	0.3	0.7
Interest expense	6.9	8.9	7.3	8.9
Other income — net	(8.2)	(3.5)	(5.2)	(2.2)

	43.3	51.6	45.5	53.0
Income before provision for income taxes and minority interests	23.1	10.9	20.4	8.8
Income tax provision	6.7	1.6	6.5	1.9
Minority interest in net income of consolidated subsidiaries	1.5	1.0	1.5	1.1

Net income	14.9%	8.3%	12.4%	5.8%

The table below sets forth statement of operations data, including the amount and percentage changes for the periods indicated:

	Three Months Ended December 31,				Six Months Ended December 31,
	2008	2007	Change		2008	2007	Change
	$	$	$	%	$	$	$	%
Revenues	131.3	132.1	(0.8)	(0.6)	274.3	256.3	18.0	7.0

Cost of revenues:
Operating expenses	30.1	33.0	(2.9)	(8.6)	63.5	65.3	(1.8)	(2.9)
Systems development and programming costs	13.9	16.6	(2.7)	(16.3)	30.1	32.6	(2.5)	(7.4)

Total cost of revenues (excluding depreciation and amortization)	44.0	49.6	(5.6)	(11.1)	93.6	97.9	(4.3)	(4.4)
Selling, general & administrative expenses	38.3	37.5	0.8	2.2	77.0	71.1	5.9	8.4
Depreciation and amortization	20.0	23.4	(3.4)	(14.9)	41.2	45.8	(4.6)	(10.2)
Restructuring charges	0.3	0.1	0.2	555.5	0.8	1.7	(0.9)	(54.7)
Interest expense	9.0	11.7	(2.7)	(23.0)	20.1	22.9	(2.8)	(12.2)
Other income – net	(10.7)	(4.6)	(6.1)	132.9	(14.2)	(5.8)	(8.4)	146.9

	56.9	68.1	(11.2)	(16.5)	124.9	135.7	(10.8)	(8.0)
Income before provision for income taxes and minority interests	30.4	14.4	16.0	111.1	55.8	22.7	33.1	146.1
Income tax provision	8.8	2.1	6.7	324.3	17.8	4.9	12.9	259.6
Minority interest in net income of consolidated subsidiaries	2.0	1.3	0.7	50.1	4.0	2.9	1.1	41.3

Net income	19.6	11.0	8.6	78.4	34.0	14.9	19.1	128.7

Revenues

Revenues decreased $0.8 million, or 0.6% (an increase of 10.3% after adjusting for changes in foreign currency exchange rates) and increased $18.0 million, or 7.0% (9.8% after adjusting for changes in foreign currency exchange rates), for the three and six month periods ended December 31, 2008, compared to the same prior year period due to higher revenues in both our EMEA and Americas segments.

During the three months ended December 31, 2008, our EMEA revenues were $80.6 million, a decrease of $0.3 million, or 0.4% (an increase of 13.5% after adjusting for changes in foreign currency exchange rates) compared to the same period in the prior year primarily due to a $9.7 million (net of foreign currency effect) increase in transaction, flat fee, subscriptions and maintenance revenues in several countries from both existing and new customers and approximately $1.0 million from the acquisition of HPI, offset by an $11.2 million decrease in the value of the Euro and other currencies versus the U.S. dollar. During the six months ended December 31, 2008, our EMEA revenues were $170.9 million, an increase of $15.6 million, or 10.0% (13.1% after adjusting for changes in foreign currency exchange rates) compared to the same periods in the prior year primarily due to a $18.5 million (net of currency effect) increase in transaction, flat fee, maintenance revenues and discounts, offset by a $4.8 million decrease in the value of the Euro and other currencies versus the U.S. dollar.

During the three months ended December 31, 2008, our Americas revenues were $50.7 million, a decrease of $0.5 million, or 1.0% (an increase of 5.4% after adjusting for changes in foreign currency exchange rates) compared to the same period in the prior year, due to a $2.4 million increase in transaction and subscription revenues in the U.S., Canada, Brazil and Mexico, offset by a $3.3 million decrease in the value of the non U.S. currencies versus the U.S. dollar. Our Americas revenues for the six months ended December 31, 2008, were $103.4 million, an increase of $2.4 million, or 2.4% (4.7% after adjusting for changes in foreign currency exchange rates) compared to the same periods in the prior year, due to a $4.4 million increase in transaction and subscription revenues in the U.S., Canada, Brazil and Mexico, offset by a $2.3 million decrease in the value of the non U.S. currencies versus the U.S. dollar.

Revenue growth for each of our customer categories was as follows:

	Three Months Ended December 31, 2008		Six Months Ended December 31, 2008
(dollars in millions)	Revenue Growth	Percentage Change	Revenue Growth	Percentage Change
Insurance companies	$2.0	3.7%	$12.3	11.9%
Collision repair facilities	(1.0)	(2.0)%	5.6	5.8%
Independent assessors	(1.0)	(7.0)%	0.4	1.4%
Automotive recyclers and other	(0.8)	(5.1)%	(0.3)	(0.9)%

Total	$(0.8)	(0.6)%	$18.0	7.0%

Revenue growth for each of our customer categories after adjusting for changes in foreign currency exchange rates are as follows:

	Three Months Ended December 31, 2008		Six Months Ended December 31, 2008
(dollars in millions)	Revenue Growth	Percentage Change	Revenue Growth	Percentage Change
Insurance companies	$7.5	13.6%	$14.3	13.8%
Collision repair facilities	5.5	11.0%	10.3	10.6%
Independent assessors	0.4	3.0%	0.3	1.3%
Automotive recyclers and other	0.3	1.8%	0.1	0.5%

Total	$13.7	10.3%	$25.0	9.8%

Operating expenses

Operating expenses decreased $2.9 million, or 8.6% (1.0% after adjusting for changes in foreign currency exchange rates), and $1.8 million, or 2.9% (1.7% after adjusting for changes in foreign currency exchange rates) for the three and six month periods ended

December 31, 2008, respectively, compared to the same prior year periods due to reductions in our operating expenses in our Americas segment offset by increases in our EMEA segment.

During the three months ended December 31, 2008, our Americas operating expenses decreased $2.2 million, or 15.4% (12.6% after adjusting for changes in foreign currency exchange rates), due to a $1.6 million reduction in professional fees, personnel related cost, and equipment and delivery charges, and a $0.5 million decline in the value of non U.S. currencies versus the U.S. dollar. During the six months ended December 31, 2008, our Americas operating expenses decreased $4.8 million, or 16.0% (15.1% after adjusting for changes in foreign currency exchange rates), due to a $2.2 million decrease in personnel related expenses, $1.2 million decrease in professional fees, and $1.0 million decrease in delivery charges and a $0.3 million decline in the value of non-U.S. currencies versus the U.S. dollar.

During the three months ended December 31, 2008, our EMEA operating expenses decreased $0.7 million, or 3.3% (8.1% after adjusting for changes in foreign currency exchange rates), due to a $0.8 million increase in third party license fees, $0.6 million increase in telecommunication expenses and professional fees, offset by a $2.1 million decline in the value of Euro and other currencies versus the U.S. dollar. During the six months ended December 31, 2008, our EMEA operating expenses increased $3.0 million, or 8.6% (10.1% after adjusting for changes in foreign currency exchange rates), due to a $2.4 million increase in third party licenses fees, $0.8 million in professional fees and telecommunication expenses, $0.3 million, decrease in personnel related expenses, partially offset by a $0.6 million decline in the value of Euro and other currencies versus the U.S. dollar.

We continually evaluate our operating costs in order to identify inefficiencies and eliminate unnecessary costs. We anticipate that, although our operating expenses may increase, they will decline as a percentage of revenues over the next several quarters.

Systems development and programming Expenses

Systems development and programming expenses, or SD&P, decreased $2.7 million, or 16.3% (10.9% after adjusting for changes in foreign currency exchange rates), and $2.5 million, or 7.4% (7.3% after adjusting for changes in foreign currency exchange rates), for the three and six month periods ended December 31, 2008, respectively, compared to the same prior year periods due to decrease in our SD&P expenses in both our Americas segment and our EMEA segment.

During the three months ended December 31, 2008, our Americas SD&P expenses decreased $1.2 million or 18.3% (16.7% after adjusting for changes in foreign currency exchange rates), due to a $1.2 million reduction in professional fees, and personnel related cost. During the six months ended December 31, 2008, our Americas SD&P expenses decreased $2.1 million, or 15.7% (15.4% after adjusting for changes in foreign currency exchange rates), due to a $1.7 million decrease in personnel related expenses and a $0.6 million decrease in professional fees.

During the three months ended December 31, 2008, our EMEA SD&P expenses decreased $1.5 million, or 14.9% (6.9% after adjusting for changes in foreign currency exchange rates), due to a $0.7 million reduction in personnel related cost and a $0.8 million decline in the value of non-U.S. currencies versus the U.S. dollar. During the six months ended December 31, 2008, our EMEA SD&P expenses decreased $0.4 million, or 1.5% (1.8% after adjusting for changes in foreign currency exchange rates), due to a decrease of $0.7 million in personnel related expenses and a decrease of $0.6 million in professional fees, partially offset by an increase of $0.9 million in external development costs.

Our SD&P expenses fluctuate throughout the year based upon the levels and timing of product releases. We expect our SD&P costs to remain relatively stable over the next several quarters.

Selling, general and administrative expenses

Selling, general and administrative expenses, or SG&A, increased $0.8 million, or 2.2% (9.2% after adjusting for changes in foreign currency exchange rates), and $5.9 million, or 8.4% (9.8% after changes in foreign currency exchange rates), for the three and six month periods ended December 31, 2008, respectively, compared to the same prior year periods.

During the three months ended December 31, 2008, the SG&A increase of $0.8 million was due principally to a $1.9 million increase in personnel cost primarily in our EMEA segment, a $0.5 million increase in facilities cost, a $0.6 million increase in stock compensation expense, offset by a decline of $2.6 million resulting from the change in value of foreign currencies versus the U.S. dollar.

During the six months ended December 31, 2008, the SG&A increase of $5.9 million was due to a $4.3 million increase in personnel cost primarily in our EMEA segment, a $1.5 million increase in stock compensation expense, a $0.6 million increase in professional fees, and an increase of $0.4 million in advertising and conferences, partially offset by a decline of $1.0 million resulting from the change in value of foreign currencies versus the U.S. dollar.

We expect these expenses to continue to increase as we continue to expand our business into new markets, and we incur additional costs associated with being a public company and we incur costs related to acquisitions, similar transactions and related activities.

Depreciation and Amortization

Depreciation and amortization expense decreased $3.4 million, or 14.9% (10.7% after adjusting for changes in foreign currency exchange rates), and $4.6 million, or 10.2% (10.8% after changes in foreign currency exchange rates), for the three and six month periods ended December 31, 2008, respectively, compared to the same prior year periods. During the three months ended December 31, 2008, the decrease in depreciation and amortization expense was due primarily to lower intangibles amortization expense of $2.7 million for identifiable assets such as our client list and database purchased in the April 2006 Acquisition, and a decline of $1.0 million resulting from the change in value of foreign currencies versus the U.S. dollar, partially offset by an increase of $0.2 million in depreciation of fixed assets.

During the six months ended December 31, 2008, the decrease in depreciation and amortization expense was due primarily to lower intangibles amortization expense of $5.1 million for identifiable assets such as our client list and database purchased in the April 2006 Acquisition, and a decline of $0.3 million resulting from the change in value of foreign currencies versus the U.S. dollar.

These intangible assets are amortized on an accelerated schedule to reflect the pattern in which economic benefits of the intangible assets are consumed. Although we expect to experience significant depreciation and amortization in the future as we amortize intangible assets purchased in the April 2006 Acquisition, we anticipate that the amount of total depreciation and amortization expense from the April 2006 intangible assets will continue to decline over the next several years.

Restructuring Charges

We recorded restructuring charges of $0.3 million and $0.8 million for the three and six month periods ended December 31, 2008, respectively, related to one-time termination benefits in connection with the Americas 2008 plan, which began in February 2008. We expect to incur additional restructuring charges, relating primarily to severance costs, over the next several quarters as we work to improve efficiencies in our business.

Interest Expense

Interest expense decreased $2.7 million or 23.0% (18.2% after adjusting for changes in foreign currency exchange rates) and $2.8 million or 12.2% (12.6% after adjusting for changes in foreign currency exchange rates), during the three and six month periods ended December 31, 2008, respectively, compared to the same periods in the prior year. During the three months ended December 31, 2008, interest expense declined $2.1 million due to lower borrowings under our credit facilities, and a $0.6 million decline resulting from the change in the value of foreign currencies versus the U.S. dollar. During the six months ended December 31, 2008, interest expense declined $2.9 million due to lower borrowings under our credit facilities, partially offset by an increase of $0.1 million in the value of the Euro versus the U.S. dollar.

We expect that our annual interest expense will continue to decrease as we repay outstanding indebtedness, not withstanding the potential of future acquisitions. The decrease or increase in interest expense may also be impacted by future foreign currency fluctuations.

Other Income-net

Other income – net increased $6.1 million and $8.4 million, during the three and six month periods ended December 31, 2008, respectively, compared to the same periods last year, primarily due to increases in the value of our foreign exchange option, which we sold during the current period. During the three and six month periods ended December 31, 2008, we recorded a gain of $7.6 million and $10.6 million, respectively, related to our foreign currency option, and net gains of $1.8 million and $1.0 million, respectively, from foreign currency exchange, which includes a one time gain of $3.1 million associated with the funding of our purchase of HPI.

Income Tax Provision

The expected tax provision derived from applying the federal statutory rate to our income before income taxes during the three and six months ended December 31, 2008, differed from our recorded income tax provision primarily due to various permanent differences and the release of valuation allowance as deferred tax assets are realized, and lower foreign income tax rates in certain jurisdictions. These benefits are offset by valuation allowance recorded on certain foreign losses that do not meet the more-likely-than not standard of realizability and foreign withholding tax liabilities. Our tax provision for the remainder of fiscal year 2009 continues to heavily depend on the jurisdictional mix of pretax earnings, our actual and forecasted profitability, establishment of valuation allowances in certain jurisdictions, and varying jurisdictional income tax rates that are applied to related earnings.

Liquidity and Capital Resources

Prior to the April 2006 Acquisition, our predecessor’s principal sources of liquidity were capital contributions from ADP and cash generated from operations. Since the April 2006 Acquisition, our principal sources of cash have included cash generated from operations, bank borrowings, and equity offerings. Our principal uses of cash have included debt service, capital expenditures, working capital and most recently, for acquisitions. We expect that these will remain our principal uses of cash.

On November 13, 2008, we filed a registration statement on Form S-3 with the SEC, registering the issuance and sale by us of shares of our common stock. On November 19, 2008, we issued 4,500,000 shares of our common stock for net proceeds of $86.0 million under this shelf registration statement.

If we raise additional funds by issuing equity securities, further dilution to our then-existing stockholders may result. Additional debt financing, such as our amended and restated senior credit facility, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt or equity financing may contain terms, such as liquidation and other preferences that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements, or research and development arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, research programs or potential products, or grant licenses on terms that may not be favorable to us.

We believe that cash flow from operating activities and borrowings under our amended and restated senior credit facility will be sufficient to fund currently anticipated working capital, planned capital spending and debt service requirements for at least the next twelve months. We regularly review acquisition and other strategic opportunities, which may require additional debt or equity financing. We currently do not have any agreements with respect to any significant pending acquisition or other similar transactions.

Cash and Cash Equivalents

As of December 31, 2008, we had cash and cash equivalents of $173.3 million. We fund our operations, working capital and capital expenditures with our cash on hand and short-term borrowings under our senior amended credit facility. Our cash on hand and short-term borrowings vary significantly based on our cash flows as set forth below.

Cash Flows

The following summarizes our primary sources and uses of cash in the periods presented:

	Six Months Ended December 31,
(dollars in millions)	2008	2007	Change
Operating activities	$57.9	$47.9	$10.0
Investing activities	$(97.9)	$(10.1)	$(87.8)
Financing activities	$81.8	$(24.8)	$106.6

Operating activities. Cash provided by operating activities was $57.9 million and $47.9 million, during the six month periods ended December 31, 2008 and 2007, respectively. The $10.0 million increase in cash provided by operating activities for the first six months ended December 31, 2008, versus the same period last year was primarily the result of a $19.1 million increase in net income offset in part by an increase of $10.6 million in the fair value of our foreign currency option prior to its realized sale.

Investing activities. Cash used in investing activities for the six month periods ended December 31, 2008 and 2007, was $97.9 million and $10.1 million, respectively. During the six months ended December 31, 2008, we paid $98.3 million in cash for multiple acquisitions net of cash acquired, including $93.0 million net related to the acquisition of HPI, partially offset by proceeds of $12.4 million realized on the sale of our foreign currency option. Capital expenditures, consisting of computers, computer software, leasehold improvements and furniture and fixtures, were $10.7 million and $9.8 million, for the six month periods ended December 31, 2008 and 2007, respectively.

Financing activities. Cash provided by/(used in) financing activities for the six month periods ended December 31, 2008 and 2007 was $81.8 million and ($24.8 million), respectively. The $106.6 million increase in cash provided by financing activities for the six months ended December 31, 2008, was primarily due to our November 2008 equity offering, with net proceeds of $86.0 million, and prior year voluntary repayments of long term debt, (loan and revolving credit facility) on our amended and restated senior credit facility of $19.3 million.

Amended and Restated Senior Credit Facility

In connection with our initial public offering in May 2007, we entered into an amended and restated senior credit facility. Our amended and restated senior credit facility consists of a $50.0 million revolving credit facility, a $230.0 million domestic term loan and a €280.0 million European term loan. As of December 31, 2008, we had $0, $217.6 million and $366.1 million (€259.8 million) in outstanding loans under the revolving credit facility, domestic term loan and European term loan, respectively, with interest rates of 3.466%, 3.746%, and 5.079%, respectively. The amended and restated senior credit facility contains a leverage ratio, which is applicable to only the revolving loans and applies only if at least $10.0 million of revolving loans, including outstanding letters of credit, are outstanding for at least 10 days during the prior fiscal quarter.

Subordinate Note Payable

As part of our December 2008 agreement to acquire the outstanding share capital of HPI from a subsidiary of Aviva plc (the “Seller”), we entered into a subordinated note (the “Seller Note”) in the principal amount of approximately $17.3 million (£11.3 million) issued to Seller and guaranteed by us. The Seller Note accrues interest at an annual rate of 8.0%, and interest is payable to Seller annually. The principal amount becomes due and payable in full on December 31, 2011, subject to certain acceleration events contained in the Seller Note and restrictions contained in the Amended and Restated Senior Credit Facility. All amounts payable to Seller are payable in Pound Sterling. The decrease in the U.S. Dollar amount of the Seller Note from December 19, 2008 (approximately $17.3 million) to December 31, 2008 (approximately $16.3 million) reflects the strengthening of the U.S. Dollar versus the Pound Sterling during this period of time.

In addition, the amended and restated senior credit facility contains covenants restricting us from undertaking specified corporate actions, including asset dispositions, acquisitions, payment of dividends and other specified payments, changes of control, incurrence of indebtedness, creation of liens, making of loans and investments, and transactions with affiliates.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in our consolidated financial statements. On an ongoing basis, we evaluate estimates. We base our estimates on historical experiences and assumptions which we believe to be reasonable under the circumstances. Those estimates form the basis for our judgments that affect the amounts reported in the consolidated financial statements. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 to our audited Consolidated Financial Statements for the year ended June 30, 2008 and our critical accounting policies are more fully described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each of which were included in our Annual Report on Form 10-K for the year ended June 30, 2008 filed with the SEC on August 29, 2008. As of February 6, 2009, there have not been any significant changes in our critical accounting policies and estimates.

Recent Accounting Pronouncements

Recent accounting pronouncements are detailed in Note 2 to our consolidated financial statements included in of this Quarterly Report on Form 10-Q.

Available Information

Our internet website address is www.solerainc.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Our website and the information contained or incorporated therein are not intended to be incorporated into this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Risk

We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk when we enter into either a purchase or sale transaction using a currency other than our functional currency, which is the U.S. dollar. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our consolidated financial statements. Exchange rates between these currencies and U.S. dollars have fluctuated significantly over the last few years and we expect that they will continue to fluctuate in the future. A substantial portion of our revenues and costs are denominated in or effectively indexed to U.S. dollars, but the majority of our revenues and costs are denominated in Euros, British pounds, Swiss francs, Canadian dollars and other currencies.

The U.S. dollar has strengthened significantly versus most major foreign currencies we have used to transact our business over the last several months. For example, one Euro was equal to approximately $1.58 on June 30, 2008, $1.44 on September 30, 2008, and $1.41 on December 31, 2008. The change from June 30, 2008 to December 31, 2008 represents a strengthening of the U.S. dollar versus the Euro of approximately 10.8%. Assuming that currency exchange rates remain constant, we anticipate that the recent strengthening of the U.S. dollar will have a negative impact on our revenues, but have a positive impact on our interest expense and our intangibles amortization expense for the full fiscal year ending June 30, 2009, compared to the same period last year. Currency exchange rates had a positive impact on our revenues during the first quarter of fiscal year 2009 and a negative impact on our revenues during the second quarter of fiscal year 2009 compared to the same periods last year. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in a $4.7 million and $10.0 million change to our revenues during the three and six months ended December 31, 2008, and a $20.0 million change on our full fiscal year.

Historically, other than the foreign currency option described above, we have not undertaken hedging strategies to minimize the effect of currency fluctuations on our results of operations and financial condition; however, we may decide this is necessary in the future.

Interest Rate Risk

We are exposed to interest rate risks primarily through borrowings under our revolving loan arrangement and term loans. Interest on these borrowings is based upon variable interest rates. Our weighted-average borrowings outstanding under the revolving loan arrangement and term loans during the three and six months ended December 31, 2008 was $565.6 million and $586.0 million and the weighted-average interest rate in effect at December 31, 2008 was 5.6%. Based on the foregoing, a hypothetical 1% increase or decrease in interest rates would have resulted in a $1.4 million and $2.9 million change to our interest expense for the three and six months ended December 31, 2008, respectively.

In June 2007, we entered into three U.S. dollar-based interest rate swaps with notional amounts of $50.0 million, $81.0 million ($70.2 million as of December 31, 2008 per the planned reduction in notional amounts over the life of the swap contract), and $75.0 million, each with maturities on June 30, 2011, which require us to pay fixed rates of 5.445%, 5.418%, and 5.445%, respectively. We also entered into three Euro-based interest rate swaps with notional amounts of €69.8 million (€41.0 million as of December 31, 2008 per the planned reduction in notional amounts over the life of the swap contract), €50.0 million, and €60.0 million, each with maturities on June 30, 2011, which require us to pay fixed rates of 4.603%, 4.679%, and 4.685%, respectively. These interest rate swaps are designated and documented at their inception as cash flow hedges and are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of Accumulated other comprehensive (loss) income in stockholders’ equity and reclassified into earnings when the hedged transaction affects earnings. The ineffective portion on these cash flow hedges is recognized in Interest expense. The estimated fair values of ($16.6 million) and ($8.7 million) on U.S. dollar-based swaps and (€6.1 million) ($8.7 million) and €1.7 million ($2.7 million) on Euro-based swaps was recorded in Other assets/(Other liabilities) in the consolidated balance sheet as of December 31, 2008 and June 30, 2008, respectively. The change of $19.3 million in the fair value of swaps, net of tax, reflects the effective portion of loss on these hedges and is reported as a component of Accumulated other comprehensive (loss) income in stockholders’ equity.

ITEM 4.	CONTROLS AND PROCEDURES.

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, management, under the supervision and with the participation of the chief executive officer (“CEO”) and chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures at the end of the period covered by this report as well as any changes in disclosure controls and procedures that occurred during the period covered by this report. Our management, including our CEO and CFO, has concluded that our disclosure controls and procedures are effective as of December 31, 2008.

No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As a normal incident of the business in which we are engaged, various claims, charges and litigation are asserted or commenced against us. We believe that final judgments, if any, which may be rendered against us in current litigation, are adequately reserved for, covered by insurance or would not have a material adverse effect on our financial position. We have from time to time been the subject of allegations that our repair estimating and total loss software and services produced results that favored our insurance company customers. In addition, we are currently one of the defendants in a putative class action lawsuit alleging that we have colluded with our insurance company customers to cause the estimates of vehicle fair market value generated by our total loss estimation products to be unfairly low. During the three months ended December 31, 2008, we settled a lawsuit (in which we were a third party defendant) by a major insurance company against a Preferred Provider Organization (“PPO”), which was a former customer of our predecessor’s medical claims software products. The PPO claimed that our predecessor’s failure to properly update its database led or may have led to errors that caused the insurance company to discount their charges, resulting in numerous claims against the insurance company.

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

We derive a substantial portion of our revenues from sales to large insurance companies. During the six months ended December 31, 2008, we derived 14.4% of our revenues from our ten largest insurance company customers. The largest three of these customers accounted for 2.6%, 2.1%, and 1.6%, respectively, of our revenues during this period. A loss of one or more of these customers would result in a significant decrease in our revenues, including the business generated by collision repair facilities associated with those customers. During fiscal year 2008, we were notified by a U.S. insurance company customer that it will not renew its contract with us, and this customer has initiated the transitioning of our services to another provider. This contract accounted for approximately 1.4% of revenues in fiscal year 2008. Furthermore, many of our arrangements with European customers are terminable by them on short notice or at any time. In addition, disputes with customers may lead to delays in payments to us, terminations of agreements or litigation. Additional terminations or non-renewals of customer contracts or reductions in business from our large customers would harm our business, financial condition and results of operations.

Competitive pressures may require us to significantly lower our prices.

Pricing pressures have required us to significantly lower prices for some of our software and services in several of our markets. We may be required to implement further price reductions in response to the following:

•	price reductions by competitors;

•	the consolidation of property and casualty insurance companies;

•	the introduction of competing software or services;

•	a decrease in the frequency of accidents; or

•	price decreases requested by customers to counter the impact of the global economic downturn on their businesses.

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

We derive most of our revenues, and incur most of our costs, including a portion of our debt service costs, in currencies other than the U.S. dollar, mainly the Euro. We currently do not hedge our exposure to foreign currency risks. In our historical financial statements, we re-measure our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period or the exchange rate at the end of that period. These re-measurements resulted in foreign currency translation adjustments of $24.9 million and $66.2 million for the three and six month periods ended December 31, 2008. Recent global economic conditions have impacted currency exchange rates. Over the last several months, the U.S. dollar has strengthened significantly versus most major foreign currencies we use to transact our business. For example, one Euro was equal to approximately $1.58 on June 30, 2008, $1.44 on September 30, 2008, and $1.41 on December 31, 2008. The change from June 30, 2008 to December 31, 2008 represents a strengthening of the U.S. dollar versus the Euro of approximately 10.8%. Further fluctuations in exchange rates against the U.S. dollar could decrease our revenues, increase our costs and expenses and therefore harm our future operating results.

We may engage in acquisitions, joint ventures, dispositions or similar transactions that could disrupt our operations, cause us to incur substantial expenses, result in dilution to our stockholders and harm our business or results of operations.

Our growth is dependent upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. We have addressed and are likely to continue to address the need to introduce new products both through internal development and through acquisitions of other companies and technologies that would complement our business or enhance our technological capability. In fiscal year 2009, we acquired UC Universal Software Consulting GmbH, Inpart Servicos Ltda. and HPI, Ltd. Acquisitions involve numerous risks, including the following:

•	adverse effects on existing customer or supplier relationships, such as cancellation of orders or the loss of key customers or suppliers;

•	difficulties in integrating or retaining key employees of the acquired company;

•	difficulties in integrating the operations of the acquired company, such as information technology resources, and financial and operational data;

•	entering geographic or product markets in which we have no or limited prior experience;

•	difficulties in assimilating product lines or integrating technologies of the acquired company into our products;

•	disruptions to our operations;

•	diversion of our management’s attention;

•	potential incompatibility of business cultures;

•	potential dilution to existing stockholders if we issue shares of common stock or other securities as consideration in an acquisition or if we issue any such securities to finance acquisitions;

•	limitations on the use of net operating losses;

•	negative market perception, which could negatively affect our stock price;

•	the assumption of debt and other liabilities, both known and unknown; and

•

additional expenses associated with the amortization of intangible assets or impairment charges related to purchased intangibles and goodwill, or write-offs, if any, recorded as a result of the acquisition.

We participate in joint ventures in some countries, and we may participate in future joint ventures. Our partners in these ventures may have interests and goals that are inconsistent with or different from ours, which could result in the joint venture taking actions that negatively impact our growth in the local market and consequently harm our business or financial condition. If we are unable to find suitable partners or if suitable partners are unwilling to enter into joint ventures with us, our growth into new geographic markets may slow, which would harm our results of operations.

Additionally, we may finance future acquisitions and/or joint ventures with cash from operations, additional indebtedness and/or the issuance of additional securities, any of which may impair the operation of our business or present additional risks, such as reduced liquidity or increased interest expense. We may also seek to restructure our business in the future by disposing of certain of our assets, which may harm our future operating results, divert significant managerial attention from our operations and/or require us to accept non-cash consideration, the market value of which may fluctuate.

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

We have a large amount of goodwill and other intangible assets as a result of the April 2006 Acquisition, the HPI acquisition and other acquisitions. Our earnings will be harmed if we suffer an impairment of our goodwill or other intangible assets.

We have a large amount of goodwill and other intangible assets and are required to perform an annual assessment for possible impairment for accounting purposes. At June 30, 2008 and December 31, 2008, we had goodwill and other intangible assets of $976.3 million and $990.9 million, respectively. If we do not achieve our planned operating results or other factors impair these assets, we may be required to incur a non-cash impairment charge. Any impairment charges in the future will adversely affect our results of operations.

We may incur significant restructuring and severance charges in future periods, which would harm our operating results and cash position or increase debt.

We incurred restructuring charges of $13.3 million in fiscal year 2008 and an additional $0.8 million in the six months ended December 31, 2008. These charges consist primarily of termination benefits paid or to be paid to employees. As of December 31, 2008, our remaining obligation associated with these restructuring charges and others from prior periods is $12.2 million. We regularly evaluate our existing operations and capacity, and we expect to incur additional restructuring charges as a result of future personnel reductions, related restructuring, and productivity and technology enhancements, which could exceed the levels of our historical charges. We are currently evaluating further plans that, if all implemented, would result in additional restructuring charges ranging from $5.0 million to $10.0 million over the next 12 to 18 months. These potential charges could harm our operating results and significantly reduce our cash position or increase debt. In addition, we may incur certain unforeseen costs once these activities are implemented.

We require a significant amount of cash to service our indebtedness, which reduces the cash available to finance our organic growth, make strategic acquisitions and enter into alliances and joint ventures; our amended and restated senior credit facility contains restrictive covenants that limit our ability to engage in certain activities.

We have a significant amount of indebtedness. As of December 31, 2008, our indebtedness, including current maturities, was $600.0 million, and we would have been able to borrow an additional $50.0 million under our amended and restated senior credit facility. During the three and six months ended December 31, 2008, our aggregate interest expense was $9.0 million and $20.1 million, respectively, and the cash paid for interest was $9.4 million and $20.3 million, respectively.

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

Our failure to comply with any of these covenants could result in the acceleration of our outstanding indebtedness under the amended and restated senior credit facility. If acceleration occurs, we would not be able to repay our debt and it is unlikely that we would be able to borrow sufficient additional funds to refinance our debt. Even if new financing is made available to us, it may not be available on acceptable or reasonable terms. An acceleration of our indebtedness would impair our ability to operate as a going concern.

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

For fiscal years 2008, 2007 and 2006, we had net income (loss) of $0.6 million, ($80.9) million and ($18.9) million, respectively. As of December 31, 2008, we had an accumulated deficit of approximately $76.2 million. Fiscal year 2008 was our first year since the April 2006 Acquisition for which we did not report a significant loss, and the quarters ended September 31, 2007, December 31, 2007, March 31, 2008, September 30, 2008, and December 31, 2008 were our only profitable quarters since the April 2006 Acquisition. We will need to maintain or increase revenues and maintain or reduce expenses, which include the amortization of the remaining $330.3 million of intangible assets that we had as of December 31, 2008 and interest expense associated with our indebtedness, to improve or sustain our profitability. We cannot assure you that we will achieve a significant level of profitability. Future decreases in profitability could reduce our stock price, and future net losses would reduce our stock price.

Our software and services rely on information generated by third parties and any interruption of our access to such information could materially harm our operating results.

We believe that our success depends significantly on our ability to provide our customers access to data from many different sources. For example, a substantial portion of the data used in our repair estimating software is derived from parts and repair data provided by, among others, original equipment manufacturers, or OEMs, aftermarket parts suppliers, data aggregators, automobile dealerships, government organizations and vehicle repair facilities. We obtain much of our data about vehicle parts and components and collision repair labor and costs through license agreements with OEMs, automobile dealers, and other providers. EurotaxGlass’s Group, one of our primary competitors in Europe, provides us with valuation and paint data for use in our European markets pursuant to a similar arrangement, and Mitchell International, one of our primary competitors in the U.S., provides us with vehicle glass data for use in our U.S. markets pursuant to a similar arrangement. In some cases, the data included in our products and services is licensed from sole-source suppliers. Many of the license agreements through which we obtain data are for terms of one year and may be terminated without cost to the provider on short notice.

If one or more of our licenses are terminated or if we are unable to renew one or more of these licenses on favorable terms or at all, we may be unable to access the information (in the case of information licensed from sole-service suppliers) or unable to access alternative data sources that would provide comparable information without incurring substantial additional costs. Recently, some OEM sources have indicated to us that they intend to materially increase the licensing costs for their data. While we do not believe that our access to most individual sources of data is material to our operations, prolonged industry-wide price increases or reductions in data availability could make receiving certain data more difficult and could result in significant cost increases, which would materially harm our operating results.

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

During the three and six months ended December 31, 2008, we generated approximately 72% and 73% of our revenues outside the U.S., respectively, and we expect revenues from non-U.S. markets to continue to represent a majority of our total revenues. Business and operations in individual countries are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, currency exchange controls and repatriation of earnings. Our results are also subject to the difficulties of coordinating our activities across more than 50 different countries. Furthermore, our business strategy includes expansion of our operations into new and developing markets, which will require even greater international coordination, expose us to additional local government regulations and involve markets in which we do not have experience or established operations. In addition, our operations in each country are vulnerable to changes in socio-economic conditions and monetary and fiscal policies, intellectual property protection disputes, the settlement of legal disputes through foreign legal systems, the collection of receivables through foreign legal systems, exposure to possible expropriation or other governmental actions, unsettled political conditions and possible terrorist attacks. These and other factors may harm our operations in those countries and therefore our business and results of operations.

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

We believe that the brand identity that we have developed has significantly contributed to the success of our business. We also believe that maintaining and enhancing our brands, such as Audatex, ABZ, Hollander, Informex, Sidexa, HPI and IMS, are critical to the expansion of our software and services to new customers in both existing and new markets. Maintaining and enhancing our brands may require us to make substantial investments and these investments may not be successful. If we fail to promote and maintain our brands or if we incur excessive expenses in this effort, our business, operating results and financial condition will be harmed. We anticipate that, as our markets become increasingly competitive, maintaining and enhancing our brands may become increasingly difficult and expensive. Maintaining and enhancing our brands will depend largely on our ability to be a technology innovator and to continue to provide high quality software and services, which we may not do successfully. To date, we have not engaged in extensive direct brand promotion activities, and we may not successfully implement brand enhancement efforts in the future.

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

Our Annual Meeting of Stockholders was held on November 12, 2008 (the “Annual Meeting”). Proxies for the Annual Meeting were solicited pursuant to our proxy statement under Regulation 14(a) of the Exchange Act filed with the SEC on October 14, 2008 (the “Proxy Statement”). There were 64,938,899 shares of common stock entitled to vote at the Annual Meeting and a total of 58,824,526 shares were represented at the Annual Meeting. At our Annual Meeting, three proposals were presented to our stockholders for approval. There was no solicitation in opposition to any of the proposals recommended by our Board of Directors and described in the Proxy Statement.

At the Annual Meeting, the following proposals were adopted by the margins indicated below.

Proposal 1 - the election of five directors to serve a term of one year.

Name of Director	For	Withheld
Tony Aquila	56,651,188	2,173,338
Philip A. Canfield	51,766,727	7,057,799
Arthur F. Kingsbury	55,323,692	3,500,834
Stuart J. Yarbrough	55,323,875	3,500,651
Jerrell W. Shelton	55,306,096	3,518,430

Proposal 2 - the approval of the Solera Holdings, Inc. 2008 Omnibus Equity Incentive Plan.

Number of Shares
For	38,203,866
Against	19,330,020
Abstain	100,498
Non-Vote	1,190,142

Proposal 3 - the ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2009.

Number of Shares
For	58,789,890
Against	18,621
Abstain	16,015
Non-Vote	—

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
10.1	Share Purchase Agreement among RAC plc, HPI Holding Limited and Solera Holdings, Inc. dated December 19, 2008.

31.1	Certification by Tony Aquila, Chief Executive Officer.

31.2	Certification by Jack Pearlstein, Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLERA HOLDINGS, INC.

/s/ Tony Aquila
Tony Aquila
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Jack Pearlstein
Jack Pearlstein
Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)

February 6, 2009