Form 10-Q
period 2009-03-31
SOLERA HOLDINGS, INC
filed 2009-05-11
CIK 1324245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock, as of May 7, 2009, was 69,514,521.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SOLERA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2009 AND JUNE 30, 2008

(In thousands, except share amounts)

(Unaudited)

	March 31, 2009	June 30, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$188,042	$149,311
Accounts receivable — net	89,854	95,843
Other receivables	10,709	9,784
Other current assets	18,857	18,314
Deferred income tax assets	4,577	4,802

Total current assets	312,039	278,054
PROPERTY AND EQUIPMENT — net	48,068	49,243
OTHER ASSETS	14,268	22,980
LONG TERM DEFERRED INCOME TAX ASSETS	5,138	5,162
GOODWILL	612,301	646,098
INTANGIBLE ASSETS — net	317,976	330,218

TOTAL	$1,309,790	$1,331,755

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$25,225	$32,191
Accrued expenses and other current liabilities	94,031	103,597
Income taxes payable	16,950	12,449
Deferred income tax liabilities	784	842
Current portion of long-term debt	5,660	6,336

Total current liabilities	142,650	155,415
LONG-TERM DEBT	569,525	624,570
OTHER LIABILITIES	45,446	33,475
LONG-TERM DEFERRED INCOME TAX LIABILITIES	46,987	36,558

Total liabilities	804,608	850,018

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	14,052	15,429

STOCKHOLDERS’ EQUITY:
Common shares, $0.01 par value: 150,000,000 shares authorized; 69,491,199 and 64,816,018 issued and outstanding as of March 31, 2009 and June 30, 2008, respectively	602,816	510,900
Accumulated deficit	(64,173)	(110,157)
Accumulated other comprehensive (loss) income	(47,513)	65,565

Total stockholders’ equity	491,130	466,308

TOTAL	$1,309,790	$1,331,755

See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2009 AND 2008

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Revenues	$139,263	$138,049	$413,556	$394,320

Cost of revenues:
Operating expenses	32,079	32,803	95,521	98,130
Systems development and programming costs	14,793	16,389	44,930	48,939

Total cost of revenues (excluding depreciation and amortization)	46,872	49,192	140,451	147,069
Selling, general and administrative expenses	41,484	40,889	118,555	111,956
Depreciation and amortization	22,227	24,034	63,413	69,887
Restructuring charges	658	1,171	1,412	2,837
Interest expense	9,518	11,406	29,612	34,288
Other income — net	(909)	(563)	(15,143)	(6,328)

	119,850	126,129	338,300	359,709

Income before provision for income taxes and minority interests	19,413	11,920	75,256	34,611
Income tax provision	5,394	2,699	23,167	7,641
Minority interest in net income of consolidated subsidiaries	2,032	1,913	6,105	4,799

Net income	11,987	7,308	45,984	22,171

Net income per share:
Basic	$0.17	$0.11	$0.69	$0.35

Diluted	$0.17	$0.11	$0.68	$0.34

Weighted-average shares used in the calculation of net income per share:
Basic	69,053	63,732	66,637	63,339

Diluted	69,491	64,689	67,137	64,539

See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIODS ENDED MARCH 31, 2009 AND 2008

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,984	$22,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,413	69,887
Minority interests in net income of consolidated subsidiaries	6,105	4,799
Provision for doubtful accounts	1,222	752
Stock-based compensation	4,848	3,373
Deferred income taxes	(3,642)	(6,393)
(Increase) in fair value of financial instrument	(10,599)	(729)
Other	61	656
Changes in operating assets and liabilities — net of effects from acquisition of businesses:
(Increase) decrease in accounts receivable	(4,139)	2,092
(Increase) in other assets	(4,431)	(4,927)
Increase (decrease) in accounts payable	(3,468)	395
(Decrease) in accrued expenses and other liabilities	(8,531)	(11,267)
(Decrease) in accrued interest	(211)	(116)

Net cash provided by operating activities	86,612	80,693

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(16,090)	(13,906)
Acquisitions of businesses — net of cash acquired	(99,399)	—
Increase in restricted cash	(1,182)	—
Investment in joint venture	—	(314)
Proceeds from the sale of foreign exchange option	12,400	—

Net cash used in investing activities	(104,271)	(14,220)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common shares, net of offering costs	86,019	—
Principal payment on financed asset acquisition	(2,976)	(3,646)
Repayments under revolving credit facility	—	(8,548)
Repayments of long-term debt	(4,342)	(21,943)
Repurchase of common shares	(3)	(112)
Proceeds from stock purchase plan and exercise of stock options	1,441	—

Net cash provided by (used in) financing activities	80,139	(34,249)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(23,749)	17,050

NET CHANGE IN CASH AND CASH EQUIVALENTS	38,731	49,274
CASH AND CASH EQUIVALENTS — Beginning of period	149,311	89,868

CASH AND CASH EQUIVALENTS — End of period	$188,042	$139,142

SUPPLEMENTAL CASH FLOW INFORMATION
— Cash paid for interest	$29,264	$33,725
— Cash paid for income taxes	$23,058	$17,322
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
— Capital assets financed	$1,586	$3,739
— Note payable from acquisitions of businesses	$17,330	$—

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

In November 2008, the Company completed a secondary public offering of 4,500,000 shares of the Company’s stock. In connection with the offering, the Company raised $86,019,000 in net proceeds. The Company used proceeds from the offering to purchase the outstanding share capital of HPI, Ltd (see note 3) in December 2008.

Principles of Consolidation and Basis of Presentation The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) and applicable regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited Consolidated Financial Statements for the fiscal year ended June 30, 2008, included in its Annual Report on Form 10-K filed with the SEC on August 29, 2008 (“2008 Form 10-K”). The Company’s operating results for the three and nine month periods ended March 31, 2009 are not necessarily indicative of the results that may be expected for any future periods.

The preparation of the accompanying unaudited condensed consolidated financial statements requires the use of estimates that affect the reported amounts of assets, liabilities, revenues, expenses and contingencies. Estimates are updated on an ongoing basis and are evaluated based on historical experience and current circumstances. Changes in facts and circumstances in the future may give rise to changes in these estimates and may cause actual results to differ from current estimates.

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Solera’s significant accounting policies are described in Note 2 to the Company’s audited Consolidated Financial Statements for the fiscal year ended June 30, 2008, included in the Company’s Annual Report 2008 on Form 10-K. As of May 8, 2009, these accounting policies have not significantly changed. Recently issued accounting pronouncements, both adopted, and not yet adopted are also described in Note 2.

Recent Accounting Pronouncements—In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. The Company adopted SFAS No. 157 effective for the Company beginning on July 1, 2008 for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 resulted in a reduction to liabilities of approximately $592,000 and is reported as a component of Accumulated other comprehensive (loss) income in stockholders’ equity.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 amends ARB No. 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 is effective for the Company beginning in fiscal year 2010 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company is currently assessing the impact that adoption of SFAS No. 160 will have on its consolidated financial statements. The adoption of SFAS No. 160 may require increased disclosures in the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS No. 141(R) also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS No. 141(R) requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS No. 141 (R) is effective for the Company beginning in fiscal year 2010 with early adoption prohibited. The Company is currently evaluating the effect that the implementation of SFAS No. 141(R) will have on its consolidated financial statements on future acquisitions. During the nine months ended March 31, 2009, the Company incurred and would have expensed approximately $3,200,000 of acquisition-related costs as SG&A expenses had SFAS No. 141(R) been implemented throughout fiscal year 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No.161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. The Company adopted SFAS No. 161 beginning January 1, 2009. The adoption of SFAS No. 161 has had no impact on the Company’s financial position or results of operations.

In April 2008, the FASB released FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles. FSP No. 142-3 is effective for the Company beginning in fiscal year 2010. The Company is currently evaluating the potential impact, if any, the adoption of FSP No. 142-3 will have on its consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS No. 162 to have a material effect on its consolidated results of operations or financial condition.

3.	BUSINESS COMBINATIONS

On December 19, 2008 (“Acquisition Date”), the Company (through an indirect wholly owned subsidiary) entered into an agreement (the “Agreement”) to acquire 100% of the outstanding share capital of HPI Ltd. (“HPI”) from a subsidiary of Aviva Plc (“Seller”). HPI is a leading provider of used vehicle validation services in the United Kingdom. The Company’s acquisition of HPI is expected to enhance its delivery of decision support data and software applications to its customers.

Pro forma financial information —HPI’s operating results since the Acquisition Date have been included in the Company’s condensed consolidated statements of operations. The following financial information is summarized, on a pro forma basis, as if the Company and HPI were combined at the beginning of each of the periods presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented. The pro forma financial information prior to the Acquisition Date combines the historical results for the Company for those periods, with the historical results for HPI for those periods, (translated from Pound Sterling into US dollars using the weighted average exchange rates in effect for the retrospective periods), as adjusted for U.S. GAAP, giving effect to the U.S. GAAP “push-down” of the value of the goodwill and intangible assets related to HPI recorded by HPI’s parent company and the related amortization of intangibles other than goodwill, which resulted from the purchase of HPI by the predecessor’s ultimate parent in August 2004.” The following table summarizes the unaudited pro forma financial information:

	Three months Ended March 31,		Nine months Ended March 31,
(amounts in thousands, except per share data)	2009	2008	2009	2008
Revenues	$139,263	$150,560	$436,259	$445,457
Net income	11,987	9,948	50,263	26,783
Net income per share – basic	0.17	0.16	0.75	0.42
Net income per share – diluted	0.17	0.15	0.75	0.41

Purchase price allocation —The total consideration for the transaction was approximately $122,767,000 (£79,698,000), consisting of approximately $103,293,000 (£67,056,000) in cash paid to Seller at closing, $2,144,000 (£1,392,000) of transaction costs, and a subordinated note in the principal amount of approximately $17,330,000 (£11,250,000) issued to Seller and guaranteed by the Company (the “Seller Note”). The Seller Note accrues interest at an annual rate of 8.0% and becomes due and payable in full on December 31, 2011, subject to certain acceleration events contained in the Seller Note and restrictions contained in the Company’s Amended and Restated First Lien Credit and Guaranty Agreement (the “Credit Facility”). Interest on the Seller Note is payable annually. The Agreement also provides that Seller will be entitled to additional cash payments following closing up to a maximum aggregate amount of approximately $7,394,000 (£4,800,000) if HPI achieves certain financial performance targets during the calendar years 2009, 2010 and/or 2011. All amounts payable to Seller are payable in Pound Sterling.

Under the purchase method of accounting, the total purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the Acquisition Date. The results of operations of HPI are included in the accompanying unaudited condensed consolidated statement of operations from the Acquisition Date.

The Company allocated the purchase price on a preliminary basis to tangible assets, liabilities, and identifiable intangible assets acquired, based on their estimated fair values as of the date of acquisition. The excess of the purchase price over the aggregate fair values was recorded as goodwill. None of the goodwill value recorded as part of the acquisition of HPI will be deductible for foreign income tax purposes.

The following table summarizes the preliminary purchase price allocation as of March 31, 2009:

(amounts in thousands)	December 19, 2008
Purchase Price Allocation
Goodwill	$54,661
Intangibles Assets	69,626
Deferred Income Tax Liability	(19,551)
Cash acquired	14,390
Net tangible assets less cash acquired	3,641

Total	$122,767

Amortization of intangible assets —Purchased identifiable intangible assets are amortized on an accelerated basis to reflect the pattern in which economic benefits of the intangible assets are expected to be consumed. The following table lists the purchased intangible assets acquired as part of the HPI acquisition, their estimated useful lives, accumulated amortization, and net book value:

(amounts in thousands)	Gross Purchased Intangible Asset	Amortization recorded as of March 31, 2009	Translation Adjustments	Net Book Value as of March 31, 2009
Trademark (Indefinite life)	$16,482	$—	$(1,278)	$15,204
Customer list (15.0 year life)	17,561	(1,025)	(1,363)	15,173
Technology (12.0 year life)	35,583	(1,851)	(2,760)	30,972

Total	$69,626	$(2,876)	$(5,401)	$61,349

Adjustments to HPI’s assets and liabilities, and allocation of purchase price, are preliminary and are based on the Company’s preliminary estimates of the fair value of the assets acquired and liabilities assumed. The Company is in the process of reviewing all assets acquired and liabilities assumed to establish their respective fair values. The Company may adjust the preliminary purchase price allocation after obtaining more information regarding, among other things, asset valuations, liabilities assumed, and refining of preliminary estimates related to projected revenue and expenses used to establish the preliminary fair value of acquired identifiable intangible assets and the related useful lives. The completion of this process may change the allocation of the purchase price, which could affect the fair value assigned to the assets and liabilities, and could result in a change to the unaudited condensed consolidated financial statements and pro forma financial information presented herein. The final determination of the purchase price allocation is expected to be completed by the end of the Company’s fiscal year 2009.

4.	NET INCOME PER COMMON SHARE

The Company calculates net income per common share in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”). Under SFAS No. 128, basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the reporting period excluding shares subject to repurchase. Diluted shares outstanding include the dilutive effect of in-the-money options and nonvested restricted stock and stock units, which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of any excess tax benefits or deficiency that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

Reconciliation of shares used in this calculation of basic and diluted net income per share for the three and nine month periods ended March 31, 2009 and 2008 is as follows (in thousands, except per share data):

	Three months Ended March 31,		Nine months Ended March 31,
	2009	2008	2009	2008
Net income	$11,987	$7,308	$45,984	$22,171

Weighted-average number of common shares	69,458	64,884	67,094	64,837
Weighted-average common shares subject to repurchase	(405)	(1,152)	(457)	(1,498)

Weighted-average number of common shares used to compute basic net income per share	69,053	63,732	66,637	63,339

Effect of dilutive common stock equivalents:
Stock options to purchase common stock	32	32	46	5
Restricted common stock awards	406	925	454	1,195

Weighted-average number of common shares used to compute diluted net income per share	69,491	64,689	67,137	64,539

Basic net income per share	$0.17	$0.11	$0.69	$0.35

Diluted net income per share	$0.17	$0.11	$0.68	$0.34

For the three and nine month periods ended March 31, 2009, potential common stock equivalents of approximately 349,000 and 240,000 respectively, are not included in the diluted net income per share calculation above, because their effect was antidilutive for the periods. For the three and nine month periods ended March 31, 2008 potential common stock equivalents of 28,140 and 45,538, respectively, are not included in the diluted net income per share calculation above, because their effect was antidilutive for the periods.

5.	RESTRUCTURING CHARGES

The Company’s restructuring initiatives have been focused on the objective of eliminating waste and improving operational efficiencies. The restructuring reserves are included in Accrued expenses and Other current liabilities and Other liabilities in the consolidated balance sheets.

The Company recorded restructuring charges of $658,000 and $1,412,000 during the three and nine month periods ended March 31, 2009, respectively, primarily related to termination benefits. The Company recorded restructuring charges of $1,171,000 and $2,837,000 during the three and nine month periods ended March 31, 2008, respectively.

For the restructuring charges recorded during the three and nine month periods ended March 31, 2009, approximately $615,000 and $756,000 respectively, resulted from employee terminations and restructuring activities that pertained to Operating and System development and programming expenses, and $43,000 and $656,000, respectively, pertained to Selling, general and administrative expenses. For the restructuring charges recorded during the three and nine month periods ended March 31, 2008, approximately $919,000 and $1,266,000, respectively, resulted from employee terminations and restructuring activities that pertained to Operating and System development and programming expenses, and $252,000 and $1,571,000, respectively, resulted from employee terminations and restructuring activities that pertained to Selling, general and administrative expenses. The restructuring balances at March 31, 2009 of $9,494,000 included severance-related liabilities of $7,881,000, lease related liabilities as a result of facilities consolidation efforts of $2,213,000 and cumulative translation adjustments of ($600,000). The restructuring balances at June 30, 2008 of $14,563,000 included severance-related liabilities of $11,269,000, lease related liabilities as a result of facilities consolidation efforts of $2,610,000 and cumulative translation adjustments of $684,000.

In February 2008 the Company initiated a new plan, Americas 2008, which is focused on creating a more efficient and flexible employee work force across the Americas. Termination benefits of $658,000 and $1,545,000, respectively, for this plan relate to the termination of approximately 23, and 57 employees during the three months and nine month periods ended March 31, 2009.

In February 2008, the Company concluded its employee termination activity under the Americas 2007 plan, which commenced in February 2007 and was designed to create appropriate resource levels and efficiencies for various functional groups across the Americas segment, which encompasses the Company’s operations in North America, Central America and South America. Termination benefits for this plan related to the termination of approximately 112 employees. Remaining restructuring liabilities under this plan are comprised of amortization of lease related liabilities over the remaining 3.8 year term of the lease.

In June 2008, the Company initiated a new plan, EMEA 2008, which is focused on creating a more efficient and flexible employee work force for parts of its EMEA segment, which encompasses the Company’s operations in Europe, the Middle East. Termination benefits of $9,515,000 for this plan related to the termination of approximately 50 employees during the fiscal year ended June 30, 2008. Additional termination benefits of $0 and $849,000, incurred during the three and nine month periods ended March 31, 2009, related to the termination of 14 employees as part of the acquisition of UC Universal Consulting Software GmbH and was recorded as a component of goodwill as of the purchase date. During the three month period ended March 31, 2009, there were no additions to the EMEA 2008 plans. The liability balance as of March 31, 2009 includes a cumulative currency translation adjustment of ($441,000) and is expected to be paid by the end of fiscal year 2011.

The EMEA 2007 plan, which focused on creating a more efficient and flexible employee work force for parts of its European operations in the EMEA segment has been substantially completed. Termination benefits for this plan related to the termination of approximately 45 employees during the fiscal year ended June 30, 2007. The liability balance related to this plan includes a cumulative currency translation adjustment of ($159,000) as of March 31, 2009. The remaining balance of this plan relates to employee related termination benefits which are expected to be paid by the end of fiscal year 2010.

The following table summarizes the charges for restructuring and related activities, including payments made and the ending reserve balances by reportable segment (in thousands):

		Solera Restructuring plans				Total
	CSG [1]	EMEA 07	EMEA 08	Americas 07	Americas 08	EMEA	Americas	Total
Balance—June 30, 2008	$142	$1,397	$9,515	$2,628	$881	$10,919	$3,644	$14,563
Additions	(142)	—	849	2	1,545	842	1,412	2,254
Payments/amortization	—	(939)	(3,375)	(417)	(1,992)	(4,314)	(2,409)	(6,723)
Translation adjustments	—	(159)	(441)	—	—	(600)	—	(600)

Balance—March 31, 2009	$0	$299	$6,548	$2,213	$434	$6,847	$2,647	$9,494

[1]	Restructuring plan from acquisition of CSG, includes amounts for EMEA and Americas.

6.	GOODWILL AND INTANGIBLE ASSETS—NET

Changes in goodwill by business segment during the nine months ended March 31, 2009 are as follows (in thousands):

	EMEA	Americas	Total
Balance—June 30, 2008	$557,084	$89,014	$646,098
Additions from acquisitions	65,892	2,148	68,040
Translation adjustments	(100,874)	(963)	(101,837)

Balance—March 31, 2009	$522,102	$90,199	$612,301

Components of intangible assets, excluding goodwill, are as follows (in thousands):

	March 31, 2009	June 30, 2008
Intangible assets (excluding goodwill):
Internally developed software	$30,522	$27,862
Customer relationships	194,734	202,970
Trademarks	30,444	17,264
Software and database technology	296,138	285,015

	551,838	533,111
Less accumulated amortization	(233,862)	(202,893)

Intangible assets – net	$317,976	$330,218
Trademarks with indefinite lives	(15,204)	—

Net finite lived intangible assets	$302,772	$330,218

Intangible assets (excluding goodwill and certain trademarks) have finite lives and, as such, are subject to amortization. The weighted average remaining useful life of the intangible assets is 10.1 years (2.0 years for internally developed software, 16.5 years for customer relationships, 0.2 years for trademarks and 7.5 years for software and database). Internally developed software is amortized on a straight-line basis. Other intangible assets are amortized on an accelerated basis to reflect the pattern in which economic benefits of the intangible assets are consumed. Amortization of intangibles totaled $18,112,000 and $50,866,000 for the three and nine months ended March 31 2009, respectively, and $19,809,000 and $57,165,000 for the three and nine months ended March 31, 2008, respectively. Estimated amortization expense of the Company’s existing intangible assets, including those from the Company’s acquisition of HPI, for the next five fiscal years ending June 30 are as follows (in thousands):

2009 (remaining 3 months)	$17,664
2010	63,660
2011	51,575
2012	41,066
2013	30,721
Thereafter	98,086

Total	$302,772

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

SFAS No. 157 defines fair value as the price that would be received upon sale of an asset, or paid upon transfer of a liability, in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including the Company’s own credit risk.

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

•

Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are, therefore, determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The following section describes the valuation methodologies the Company uses to measure different financial assets and liabilities at fair value.

Investments Other Than Derivatives

The Company’s investments, other than derivatives, primarily include bank issued certificates of deposit and money market accounts.

In general, and where applicable, the Company uses quoted prices in active markets for identical assets or liabilities to determine fair value. This pricing methodology applies to the Company’s Level 1 investments such as international money markets and bank issued certificates of deposit. If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then the Company would use quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable either directly or indirectly. These investments would be included in Level 2. The Company does not currently hold any Level 2 investments. The Company would value Level 3 investments using internally developed valuation models, whose inputs would include interest rate curves, credit spreads, stock prices, volatilities and any other relevant inputs. Unobservable inputs used in these models are significant to the fair value of the investments. The Company does not currently hold any Level 3 investments.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and labilities measured at fair value on a recurring basis at March 31, 2009 (in thousands):

	Level 1	Level 2		Level 3	Total
Assets
Bank-issued issued certificates of deposit (1)	$20,960	$—		$—	$20,960
Cash and cash equivalents - money market funds (1)	44,296	—		—	44,296
Restricted cash - money market funds (2)	1,328	—		—	1,328

Total	$66,584	$—		$—	$66,584

Liabilities
Interest rate swaps	—	25,630	(3)	—	25,630

Total	$—	$25,630		$—	$25,630

(1)	Included in cash and cash equivalents on the Company’s condensed consolidated balance sheet.

(2)	Included in other current assets and other assets on the Company’s condensed consolidated balance sheet.

(3)	Amount includes adjustment of $592,000 due to the adoption of SFAS No. 157, expanded disclosures included with footnote 8.

8.	FINANCIAL INSTRUMENTS AND DERIVATIVES

Financial Instruments — At March 31, 2009 and June 30, 2008, the carrying amounts of cash equivalents, receivables, accounts payable and other liabilities approximated their fair values because of the short-term maturities of these financial instruments. The carrying amounts of long-term debt at March 31, 2009 and June 30, 2008 approximated fair value based on prevailing interest rates.

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

In November 2008, the Company sold the Fx Option for $12,400,000. During the three and nine month periods ended March 31, 2009, the Company recorded no gain, and a gain of $10,599,000, respectively, due to increased volatility in foreign currency rates and changes in interest rates. The gain was recognized in Other income – net in the condensed consolidated statement of operations.

In June 2007, the Company entered into three U.S. dollar-based interest rate swaps (“US Term loan interest rate swaps”) and three Euro-based interest rate swaps (“EUR Term loan interest rate swaps”). The following table summarizes the fair value of our assets and liabilities related to derivative financial instruments, and the respective line items in which they were recorded in the Condensed Consolidated Balance Sheets as of March 31, 2009 (in thousands):

	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
US Term loan interest rate swaps	Other Liabilities	$(15,417)
EUR Term loan interest rate swaps	Other Liabilities	(10,213)

Total included in Other Liabilities		$(25,630)

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

The obligations under the Amended and Restated Senior Credit Facility are secured by substantially all of the assets of the Company. Upon the occurrence of an event of default, the lenders will be able to seek the remedies available to them pursuant to the Amended and Restated Senior Credit Facility. For a description of the events of default and the remedies available to the lenders, please see the Amended and Restated Senior Credit Facility, which was filed with the Securities and Exchange Commission on June 25, 2007 as Exhibit 10.1 to our Quarterly Report on Form 10-Q.

The following table summarizes the outstanding derivatives designated as cash flow hedges as of March 31, 2009 (in thousands):

Type	Fixed Rate	Start Date of Swap	End Date of Swap	Notional Amount Outstanding
Interest rate contracts
US Term loan interest rate swap	5.4450%	06/29/2007	6/30/2011	$50,000
US Term loan interest rate swap	5.4180%	06/29/2007	6/30/2011	$67,465
US Term loan interest rate swap	5.4450%	06/29/2007	6/30/2011	$75,000
EUR Term loan interest rate swap	4.6030%	06/29/2007	6/30/2011	€35,350
EUR Term loan interest rate swap	4.6790%	06/29/2007	6/30/2011	€50,000
EUR Term loan interest rate swap	4.6850%	06/29/2007	9/30/2010	€60,000

The following table summarizes the effect of derivative instruments on the Condensed Consolidated Statement of Operations and other comprehensive income (“OCI”) for the three and nine months ended March 31, 2009 (in thousands):

Derivatives in SFAS No. 133 Cash Flow Hedging Relationship	Gain / (loss) Recognized in OCI on Derivatives(1)	Location of gain/ (loss) Reclassified from Accumulated OCI into Income(1)	Gain / (loss) Reclassified from Accumulated OCI into Income(1)	Location of Gain / (loss) Recognized in Income on Derivative(2)	Gain / (loss) recognized in Income on Derivative(2)
Three Months Ended March 31, 2009
US Term loan interest rate swaps	$(486)	Interest Expense	$(1,737)	Interest Expense	$(249)
EUR Term loan interest rate swaps	(1,793)	Interest Expense	(816)	Interest Expense	(115)

Total	$(2,279)		$(2,553)		$(364)

Nine Months Ended March 31, 2009
US Term loan interest rate swaps	$(10,626)	Interest Expense	$(3,932)	Interest Expense	$(250)
EUR Term loan interest rate swaps	(13,411)	Interest Expense	(617)	Interest Expense	108

Total	$(24,037)		$(4,549)		$(142)

(1)	Effective portion
(2)	Ineffective portion and amount excluded from effectiveness testing

The following table summarizes the effect of the derivative financial instrument not designated in specified hedging arrangement on the Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2009 (in thousands):

	Location of gain /(loss) Recognized in income on Derivative	Amount of gain /(loss) Recognized in income on Derivatives
Derivatives not designated as hedging instruments under Statement 133		3 months ended	9 months ended
Foreign Exchange Contract	Other income - net	$—	$10,599

		$—	$10,599

9.	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31, 2009	June 30, 2008
Amended and restated first lien credit facility:
Domestic term loan, due May 2014	$217,045	$218,697
European term loan, due May 2014	342,155	412,209
Subordinated note payable, due December 2011	15,985	—

Total	575,185	630,906
Less current portion	5,660	6,336

Long-term portion	$569,525	$624,570

Senior Secured Credit Facilities — On May 16, 2007, in conjunction with the closing of its initial public offering, the Company entered into an Amended and Restated Senior Credit Facility Agreement with a syndicate of commercial lenders, consisting of a $50,000,000, Revolving Credit Facility, a $230,000,000 Domestic Term Loan and a €280,000,000 European Term Loan. As of March 31, 2009, the Company had $0, $217,045,000 and $342,155,000 (€259,111,000) in outstanding loans under the Revolving Credit Facility, the Domestic Term Loan and the European Term Loan, respectively, with interest rates of 3.375%, 3.125%, and 3.438%, respectively. Borrowings under the Amended and Restated Senior Credit Facility bear interest, to be reset at the Company’s option, at a rate determined by the sole lead arranger of the syndicate of commercial lenders equal to (1) the offer rate on dollars based on the British Bankers’ Association Settlement Rate for deposits or (2) the offer rate on the Euro from the Banking Federation of the European Union, or (3) in the event such rates are not available, then the offered quotation rate to first class banks in the London inter-bank market or European inter-bank market by Citibank USA Inc. for deposits, respectively, in each case, plus an applicable margin that varies based upon the Company’s consolidated leverage ratio, as defined in the agreement. Beginning on June 30, 2007, consecutive quarterly minimum principal payments of $575,000 and €700,000 are required for the Domestic Term Loan and European Term Loan, respectively, under the Amended and Restated Senior Credit Facility with the remaining balance due in May 2014. Future quarterly minimum principal payments will be reduced each time a voluntary prepayment occurs. The Amended and Restated Senior Secured Credit Facility allows for voluntary prepayments under specified conditions and requires mandatory prepayments and commitment reductions upon the occurrence of certain events, including among others, sale of assets, receipt of insurance or condemnation proceeds, excess cash flow and issuances of debt and equity securities.

For the three months ended March 31, 2009, the Company’s cumulative principal payments under the European and Domestic Term Loan principal payments were $853,000 (€654,000) and $551,000, respectively, which amounts equal the minimum quarterly payments applicable during the period. For the nine months ended March 31, 2009, the Company’s cumulative principal payments under the European and Domestic Term Loan principal payments were $2,677,000 (€1,963,000) and $1,653,000, respectively, which amounts equal the aggregate minimum quarterly payments applicable during the period. Except for the quarterly minimum principal payment of $853,000, the decrease in the European term loan balance during the three and nine months ended March 31, 2009 was due to changes in foreign currency exchange rates.

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

Subordinated note payable to a Subsidiary of Aviva Plc (the “Seller”) — As part of its December 2008 agreement to acquire the outstanding share capital of HPI from Seller (see note 3), a subsidiary of the Company issued to Sellar a subordinated note (the “Seller Note”) in the principal amount of approximately $17,330,000 (£11,250,000) which is guaranteed by the Company. The Seller Note accrues interest at an annual rate of 8.0% and the principal amount becomes due and payable in full on December 31, 2011, subject to certain acceleration events contained in the Seller Note and restrictions contained in the Company’s Amended and Restated Senior Credit Facility. All amounts payable to Seller are payable in Pound Sterling (with interest paid annually). The value of the note on March 31, 2009, was $15,985,000. The reduction in the value of the note was due to changes in foreign currency exchange rates.

Future Minimum Principal Payments — Future minimum principal payments pursuant to the Amended and Restated Senior Credit Facility and the Seller Note for the next five fiscal years ending June 30 are as follows (in thousands):

2009 (remaining 3 months)	$1,415
2010	5,660
2011	5,660
2012	21,645
2013	5,660
Thereafter	535,145

Total	$575,185

10.	EMPLOYEE BENEFIT PLANS

Stock-Based Compensation—Effective July 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options and share awards, based on estimated fair values recognized over the requisite service period.

The Company adopted SFAS No. 123(R) using the prospective transition method. Under this method, SFAS No. 123(R) is applied to new awards and to awards modified, repurchased or cancelled after the adoption date of July 1, 2006. Compensation cost that was previously recorded under Accounting Principles Board (“APB”) Opinion No. 25 for awards outstanding at the adoption date, such as unvested stock awards, will continue to be recognized as the stock awards vest. Accordingly, for the three and nine months ended March 31, 2009, stock-based compensation expense includes compensation cost related to estimated fair values of awards granted after the date of adoption of SFAS No. 123(R) and compensation costs related to unvested awards at the date of adoption based on the intrinsic values as previously recorded under APB Opinion No. 25.

The fair value of stock and option awards granted after July 1, 2006 is estimated on the grant date using the Black-Scholes option valuation model. This valuation model for stock-based compensation expense requires the Company to make assumptions and judgments about the variables used in the calculations including the expected term (weighted average period of time that the shares and options granted are expected to be outstanding), the volatility of the Company’s common shares, an assumed risk free interest rate and the estimated forfeitures of unvested share awards. No compensation cost is recorded for awards that do not vest. For awards granted after July 1, 2006 and valued in accordance with SFAS No. 123(R), the Company used the straight-line method for expense attribution. Expected volatilities utilized in the model are based on a combination of implied market volatilities, historical volatility of the Company’s stock price and other factors. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The expected term of option grants is the estimated weighted-average period until exercise or cancellation of vested options, allowed for under guidance outlined by Staff Accounting Bulletin (“SAB”) No. 107 and SAB No. 110, Topic 14, Share-Based Payment.

Stock-based compensation expense of $1,659,000 and $4,848,000 was recognized in the three and nine months ended March 31, 2009, respectively, and $1,732,000 and $3,373,000 for the three and nine months ended March 31, 2008, respectively.

As of March 31, 2009, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock awards, net of estimated forfeitures, amounted to $18,034,000, which will be amortized over a weighted average period of 3.1 years.

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

The stock-based compensation expense related to restricted stock awards and restricted stock units included in net income was $825,000 and $2,689,000 for the three and nine months ended March 31, 2009, respectively, and $1,481,000 and $2,831,000 during the three and nine months ended March 31, 2008, respectively.

A summary of the status of unvested stock awards and restricted stock units as of March 31, 2009 and activities during the nine months ended March 31, 2009, is presented below:

	Number of restricted common stock/units	Weighted Average Purchase price per common stock/unit	Weighted Average Fair value per common stock/unit
Unvested at June 30, 2008	804,682	$0.20	$9.33
Granted	191,184	$0.01	$23.30
Vested/Released	(236,673)	$0.19	$9.78
Forfeited	(26,838)	$0.11	$15.19

Unvested at March 31, 2009	732,355	$0.16	$12.42

Due to the significant difference between the purchase price and fair value per common stock/unit, the fair value of the right to purchase these restricted stock/units and intrinsic value of the restricted stock/units were equal.

The estimated total remaining unamortized compensation expense of $8,178,000, net of forfeitures, is expected to be recognized over the remaining vesting period of 3.0 years. The fair value of awards granted and vested during the nine months ended March 31, 2009, was $4,454,000 and $2,296,000, respectively. The fair value of awards granted and vested during the nine months ended March 31, 2008, was $2,850,000 and $0, respectively.

Stock Options—Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s common stock on the date of grant. Stock options are granted pursuant to a vesting schedule, and generally vest ratably over four years and have a term of 10 years for options granted under our 2007 Long Term Incentive Plan and 7 years for options granted under our 2008 Omnibus Incentive Plan. Compensation expense for stock options is recognized over the requisite service period for each separately vesting portion of the stock option award. The stock-based compensation expense related to stock options was $808,000 and $2,087,000 for the three and nine months ended March 31, 2009, and $251,000 and $542,000 during the three and nine months ended March 31, 2008, respectively. The estimated total remaining unamortized compensation expense of $9,856,000, net of forfeitures, is expected to be recognized over the remaining vesting period of 3.2 years.

The aggregate intrinsic value of total stock options outstanding and exercisable at March 31, 2009 was $3,750,000 and $1,016,000 respectively. The fair value of awards vested during the three and nine months ended March 31, 2009 was $1,232,000 and $1,968,000, respectively. The weighted average remaining contractual life of total stock options outstanding and exercisable at March 31, 2009 was 8.8 years and 8.6 years, respectively.

A summary of the Company’s stock option activity for the nine months ended March 31, 2009 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at June 30, 2008	1,067,403	$22.49
Granted	673,100	24.03
Exercised	(55,550)	16.05
Cancelled	(55,925)	20.98

Outstanding at March 31, 2009	1,629,028	$23.40

Exercisable at March 31, 2009	269,637	$21.98

Cash received from options exercised was $187,000 and $923,000 during the three and nine months ended March 31, 2009. The tax benefit related to options exercised during the three and nine months ended March 31, 2009 was $30,000 and $234,000. There is no current tax benefit related to options exercised due to a full valuation allowance against U.S. deferred tax assets.

The fair value for stock options granted during the three and nine month periods ended March 31, 2009 and 2008, was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Stock option grants:
Expected term of stock options (years)	6.1	6.1	6.1	6.1
Risk-free interest rate	3.2%	4.5%	3.2%	4.5%
Dividend Yield	—	—	—	—
Volatility	26.8%	32.8%	26.8%	32.8%
Weighted-average grant-date fair value (per share)	$7.54	$9.67	$7.90	$8.92

Employee Stock Purchase Plan — The Company offers an Employee Stock Purchase Plan (“the ESPP”) that allows eligible employees to purchase shares of common stock at a price equal to 95% of the lower of the fair market value of the common stock at the beginning of the offering period and the end of the offering period. Compensation expense for the ESPP is recognized on a straight-line basis over the offering period. Each offering period has a six-month term, which runs either from January 1 to June 30 or from July 1 to December 31. For the three and nine months ended March 31, 2009, the Company recorded compensation expense of $26,000 and $72,000, respectively. In July 2008, the Company issued 9,637 shares under the ESPP, representing approximately $221,000 in employee contributions accumulated during the January 1, 2008 through June 30, 2008 offering period. In January 2009, the Company issued 13,414 shares under the ESPP, representing approximately $307,000 in employee contributions accumulated during the July 1, 2008 through December 31, 2008 offering period.

Pension Plans The Company’s foreign subsidiaries sponsor various defined benefit plans and individual defined benefit arrangements covering certain eligible employees. The benefits under these pension plans are based on years of service and compensation levels. Funding is limited to statutory requirements.

The components of net pension expense were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Service cost — benefits earned during the period	$665	$876	$2,062	$2,470
Interest cost on projected benefits	812	875	2,528	2,453
Expected return on plan assets	(713)	(799)	(2,218)	(2,240)
Amortization of gain	(26)	—	(80)	—

Net pension expense	$738	$952	$2,292	$2,683

11.	PROVISION FOR INCOME TAXES

The Company recorded an income tax provision of $5,394,000 and $23,167,000 for the three and nine months ended March 31, 2009, and $2,699,000 and $7,641,000 for the three and nine months ended March 31, 2008, respectively. The expected tax provision derived from applying the federal statutory rate to the Company’s income before income taxes for the three and nine months ended March 31, 2009 differed from the Company’s recorded income tax provision primarily due to valuation allowance release on a portion of the deferred tax assets that are supported by refundable income taxes and lower foreign income tax rates in certain jurisdictions whose earnings are considered indefinitely reinvested. These benefits are offset by valuation allowance recorded on certain foreign losses that do not meet the more-likely-than not standard of realizability and foreign withholding tax liabilities.

FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 (“FIN No. 48”), prescribes that a tax position is required to meet a minimum recognition threshold before being recognized in the financial statements. Gross unrecognized tax benefits as of March 31, 2009 and June 30 2008 are $20,910,000 and $17,298,000, respectively. No significant interest and penalties have been accrued during this fiscal year. During the quarter, a portion of the Company’s FIN No. 48 unrecognized tax benefits related to a prior year was released due to the closure of a local income tax audit for one of the Company’s foreign affiliates.

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

12.	COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Net income	$11,987	$7,308	$45,984	$22,171

Other Comprehensive (loss) income:
Foreign currency translation adjustments	(28,086)	30,231	(94,273)	62,533
Unrealized net loss on derivative instruments	(212)	(8,289)	(18,804)	(17,925)

Comprehensive (loss) income	$(16,311)	$29,250	$(67,093)	$66,779

13.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company manages its business operations through two strategic business units which, based upon the information reported to the chief operating decision maker who is the Chief Executive Officer, are the Company’s two reportable segments: EMEA and Americas. The EMEA business unit encompasses the Company’s operations in Europe, the Middle East, Africa and Asia. The Americas business unit encompasses the Company’s operations in North America, Central and South America. Based on management fee studies, the Company’s Corporate segment allocates certain costs related to providing services to its reportable segments. These costs are managed at the Corporate level and include costs related to financing activities, business development and oversight, and tax, audit and other professional fees of the Company. The Company evaluates the performance of its reportable segments based on operating results before income taxes:

(in thousands)	EMEA	Americas	Corporate	Total
Three Months Ended March 31, 2008
Revenues	$85,969	$52,080	$—	$138,049
Income (loss) before income taxes and minority interest	26,828	8,316	(23,224)	11,920
Assets	1,027,887	307,191	20,053	1,355,131
Capital expenditures	2,405	1,744	—	4,149
Depreciation and amortization	14,637	9,397	—	24,034
Interest expense	14	79	11,313	11,406
Other (income) expense — net	(1,979)	231	1,185	(563)
Three Months Ended March 31, 2009
Revenues	$87,913	$51,350	$—	$139,263
Income (loss) before income taxes and minority interest	25,974	12,626	(19,187)	19,413
Assets	1,027,620	277,088	5,082	1,309,790
Capital expenditures	3,300	2,138	—	5,438
Depreciation and amortization	14,449	7,777	1	22,227
Interest expense	341	70	9,107	9,518
Other (income) expense — net	(696)	(353)	140	(909)

(in thousands)	EMEA	Americas	Corporate	Total
Nine Months Ended March 31, 2008
Revenues	$241,300	$153,020	$—	$394,320
Income (loss) before income taxes and minority interest	71,018	21,451	(57,858)	34,611
Assets	1,027,887	307,191	20,053	1,355,131
Capital expenditures	6,164	7,742	—	13,906
Depreciation and amortization	41,747	28,140	—	69,887
Interest expense	42	235	34,011	34,288
Other income — net	(5,032)	(974)	(322)	(6,328)
Nine Months Ended March 31, 2009
Revenues	$258,825	$154,731	$—	$413,556
Income (loss) before income taxes and minority interest	79,137	35,881	(39,762)	75,256
Assets	1,027,620	277,088	5,082	1,309,790
Capital expenditures	6,913	9,177	—	16,090
Depreciation and amortization	39,413	23,992	8	63,413
Interest expense	421	207	28,984	29,612
Other income — net	(1,127)	(286)	(13,730)	(15,143)

The Company conducts its sales, marketing and customer service activities throughout the world. Geographic revenue information is based on the location of the customer. No single country other than the United States, the United Kingdom, the Netherlands, and Germany accounted for 10% or more of total external revenue or of long-lived assets.

(in thousands)	Europe *	United States	United Kingdom	The Netherlands	Germany	All Other	Total
Three Months Ended March 31, 2008
Revenues	$36,689	$37,504	$15,132	$16,187	$12,884	$19,653	$138,049
Property and equipment — net	4,326	23,538	9,245	346	9,145	4,440	51,040
Three Months Ended March 31, 2009
Revenues	$35,029	$37,276	$21,219	$14,186	$12,684	$18,869	$139,263
Property and equipment — net	2,719	21,550	11,689	186	7,441	4,483	48,068

(in thousands)	Europe *	United States	United Kingdom	The Netherlands	Germany	All Other	Total
Nine Months Ended March 31, 2008
Revenues	$101,044	$110,874	$42,410	$45,440	$37,679	$56,873	$394,320
Property and equipment — net	4,326	23,538	9,245	346	9,145	4,440	51,140
Nine Months Ended March 31, 2009
Revenues	$108,495	$110,699	$48,131	$46,594	$41,517	$58,120	$413,556
Property and equipment — net	2,719	21,550	11,689	186	7,441	4,483	48,068

*	Excludes the United Kingdom, the Netherlands, and Germany.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE

SECURITIES LITIGATION REFORM ACT OF 1995

This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are identified by the use of terms and phrases such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend” “may”, “plan”, “predict”, “project” and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies and include, but are not limited to, statements about: changes in the amount of our existing unrecognized tax benefits; our revenue mix; factors that may effect our future operating results; the impact of currency exchange rate fluctuations on our financial results; our expectations regarding equity-related expenses; our income taxes; restructuring plans, potential restructuring charges and their impact on our revenues; our operating expense growth and operating expenses as a percentage of our revenues; stability of our development and programming costs; growth of our selling, general and administrative expenses; decrease of total depreciation and amortization expense; decrease in interest expense and possible impact of acquisitions or future foreign currency fluctuations; our use of cash and liquidity position going forward; cash needs to service our debt; and the possible affects of the global economic downturn on our business and operations.

Actual results could differ materially from those projected, implied or anticipated by our forward-looking statements. Some of the factors that could cause actual results to differ include: those set forth in the sections titled “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere as described in this Quarterly Report on Form 10-Q. These factors include, but are not limited to: our reliance on a limited number of customers for a substantial portion of our revenues; effects of competition on our software and service pricing and our business; unpredictability and volatility of our operating results, which include the volatility associated with foreign currency exchange risks; risks associated with and possible negative consequences of acquisitions, joint ventures, divestitures and similar transactions, including risks related to our ability to successfully integrate HPI; affects of the global economic downturn on demand for or utilization of our products and services; our ability to increase market share, successfully introduce new software and services and expand our operations to new geographic locations; time and expenses associated with customers switching from competitive software and services to our software and services; rapid technology changes in our industry; effects of changes in or violations by us or our customers of government regulations; costs and possible future losses or impairments relating to our acquisitions; use of cash to service our debt; country-specific risks associated with operating in multiple countries; and other factors that are described from time to time in our periodic filings with the Securities and Exchange Commission (“SEC”), including those set forth in this filing in Part II, Item 1A – “Risk Factors.”

All forward-looking statements are qualified in their entirety by this cautionary statement, and we undertake no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the 2008 Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2008 filed with the SEC on August 29, 2008 (“2008 Form 10-K”). You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q.

All percentage amounts and ratios were calculated using the underlying data in whole dollars. Operating results for the three and nine months ended March 31, 2009 are not necessarily indicative of the results that may be expected for any future period. We measure the effects on our results that are attributed to the change in foreign currency rates by measuring the incremental difference between translating the current results at the monthly average rates for the same period from the prior year, compared to the monthly average rates used to translate current year actual results.

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

•

improve their ability to monitor and manage their businesses through data reporting and analysis. As of March 31, 2009, we served over 55,000 customers and were active in more than 50 countries with approximately 2,100 full-time employees. Our customers include more than 900 automobile insurance companies, 33,000 collision repair facilities,

7,000 independent assessors and 3,000 automotive recyclers. We derive revenues from many of the world’s largest automobile insurance companies, including each of the ten largest automobile insurance companies in Europe and at least nine of the ten largest automobile insurance companies in North America.

Company History

Solera Holdings, LLC was formed in March 2005. In April 2006, subsidiaries of Solera Holdings, LLC acquired the Claims Services Group, or CSG, a business unit of Automatic Data Processing, or ADP, for approximately $1.0 billion. Prior to the April 2006 CSG Acquisition, Solera Holdings, LLC’s operations consisted primarily of developing our business plan, recruiting personnel, providing consulting services, raising capital and identifying and evaluating operating assets for acquisition.

We accounted for the April 2006 Acquisition using the purchase method of accounting. We allocated the aggregate April 2006 CSG Acquisition consideration to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the date of the April 2006 Acquisition, which resulted in an increase in the accounting basis of some of our assets.

In May 2007, in connection with our initial public offering, we converted from a limited liability company into a Delaware corporation, and all of the Class A Common Units and Class B Preferred Units of Solera Holdings, LLC were converted into shares of our common stock.

In November 2008, the Company completed a secondary public offering of 4.5 million shares of the Company’s stock. In connection with the offering, the Company raised $86.0 million in net proceeds. The Company used proceeds from the offering to purchase the outstanding share capital of HPI, Ltd (see note 3 ) in December 2008.

On December 19, 2008, we (through an indirect wholly owned subsidiary) acquired 100% of the outstanding share capital of HPI Ltd., or HPI, from a subsidiary of Aviva Plc. HPI is the leading provider of used vehicle validation services in the United Kingdom. We allocated the aggregate $122.8 million (£79.7 million) consideration to the tangible and intangible assets acquired and liabilities assumed, based on their respective fair values as of the date of acquisition. Fair values attributed to the tangible and intangible assets acquired and liabilities assumed are preliminary, and could change materially, until the final purchase price allocation is completed and HPI-related asset and liability valuations are finalized. We may adjust the preliminary purchase price allocation after obtaining more information regarding, among other things, asset valuations, and liabilities assumed, and refining preliminary estimates related to projected revenue and expenses used to establish the preliminary fair value of acquired identifiable intangible assets and related useful lives.

Segments

We operate our business using two reportable segments: EMEA and Americas. Our EMEA segment consists of our operations in Europe, the Middle East, Africa and Asia. Our Americas segment consists of our operations in North, Central and South America. Based on management fee studies, our Corporate segment allocates certain costs related to providing services to our reportable segments. These costs are managed at the Corporate level and include costs related to our financing activities, business development and oversight, tax, audit and other professional fees. The accounting policies for each of our segments are the same. We evaluate the performance of our reportable segments based primarily upon their respective revenues and earnings before interest, taxes, depreciation and amortization (or EBITDA). For the most part, we do not evaluate our costs and expenses on a per segment basis.

The table below sets forth our revenues by reportable segment and as a percentage of our total revenues for the periods indicated.

	Three Months Ended March 31,				Nine Months Ended March 31,
(dollars in millions)	2009		2008		2009		2008
EMEA	$87.9	63.1%	$85.9	62.3%	$258.8	62.6%	$241.3	61.2%
Americas	51.4	36.9	52.1	37.7	154.8	37.4	153.0	38.8

Total	$139.3	100.0%	$138.0	100.0%	$413.6	100.0%	$394.3	100.0%

Set forth below is our percentage of revenues for the periods presented from each of our principal customer categories:

	Three Months Ended March 31,				Nine Months Ended March 31,
(dollars in millions)	2009		2008		2009		2008
Insurance companies	$56.8	40.8%	$56.2	40.7%	$173.3	41.9%	$160.3	40.7%
Collision repair facilities	48.7	34.9	52.6	38.2	149.5	36.2	149.4	37.9
Independent assessors	13.0	9.4	14.4	10.4	40.5	9.8	41.5	10.5
Automotive recyclers and other	20.8	14.9	14.8	10.7	50.3	12.1	43.1	10.9

Total	$139.3	100.0%	$138.0	100.0%	$413.6	100.0%	$394.3	100.0%

During the three and nine month periods ended March 31, 2009, the United States, United Kingdom, Netherlands, and Germany were the only countries that individually represented more than 10% of total revenues or assets.

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

Depreciation and Amortization

Depreciation includes depreciation attributable to buildings, leasehold improvements, data processing and computer equipment, furniture and fixtures. Amortization includes amortization attributable to software purchases and software developed or obtained for internal use and our intangible assets, the majority of which were acquired in the April 2006 CSG Acquisition.

Interest Expense

Interest expense consists primarily of payments of interest on our credit facilities and amortization of related debt issuance costs.

Other Income-Net

Other income-net consists of foreign exchange gains and losses on notes receivable and notes payable to affiliates, as well as other miscellaneous income and expense. Previously, other income – net also consisted of foreign exchange gains and losses on a foreign exchange option, which was sold in November 2008.

Minority Interests in Net Income of Consolidated Subsidiaries

Several of our customers own minority interests in certain of our local operating subsidiaries. Minority interests in net income of consolidated subsidiaries reflect such customers’ proportionate interest in the earnings of such operating subsidiaries.

Income Tax Provision

The expected tax provision derived from applying the federal statutory rate to our income before income taxes during the three and nine months ended March 31, 2009 differed from our recorded income tax provision primarily due to valuation allowance release on a portion of the deferred tax assets and lower foreign income tax rates in certain jurisdictions whose earnings are considered indefinitely reinvested. These benefits are offset by valuation allowances recorded on certain foreign losses which do not meet the more-likely-than-not standard of realizability and foreign withholding tax liabilities. Our tax provision for the remainder of fiscal year 2009 continues to heavily depend on the jurisdictional mix of pretax earnings, our actual and forecasted profitability, establishment of valuation allowances in certain jurisdictions, and varying jurisdictional income tax rates that are applied to related earnings.

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

Foreign currency. During the three and nine month periods ended March 31, 2009, we generated approximately 73.2% of our revenues and incurred a majority of our costs in currencies other than the U.S. dollar, primarily the Euro. We currently do not hedge our exposure to foreign currency risks. In our historical financial statements, we re-measure our local currency financial results in U.S. dollars based on average exchange rates prevailing during a reporting period or the exchange rate at the end of that period. These re-measurements resulted in foreign currency translation adjustments of $28.1 million and $94.3 million during the three and nine month periods ended March 31, 2009, recorded as a component of Accumulated other comprehensive (loss) income in stockholders’ equity. Net foreign currency gains realized and recorded in our condensed consolidated statements of operations during the three and nine month periods ended March 31, 2009, were $0 million and $1.0 million, respectively.

During the current fiscal year, the U.S. dollar has strengthened significantly versus most major international currencies we have used to transact our business. For example, one Euro was equal to approximately $1.58 on June 30, 2008, $1.44 on September 30, 2008, $1.41 on December 31, 2008, and $1.32 on March 31, 2009. The change from June 30, 2008 to March 31, 2009 represents a strengthening of the U.S. dollar versus the Euro of approximately 16.5%. We anticipate that currency exchange rates will have a negative comparable impact on our revenues, but have a positive comparable impact on our expenses for the full fiscal year ending June 30, 2009.

In February 2006, we entered into a foreign exchange option, that gave us the right to call $200.0 million in U.S. dollars at a strike price of €1.1646 per U.S. dollar at any time up to February 8, 2011. We paid approximately $7.9 million for this option. In November 2008, we sold the foreign exchange option for $12.4 million. The increases in fair value of the option prior to the sale of approximately $0.0 million and $10.6 million during the three and nine month periods ended March 31, 2009, was due to increased volatility in spot rates for the U.S. dollar and Euro and changes in interest rates, and was recognized in Other income—net in our condensed consolidated statement of operations.

Non-cash charges. We incurred a pre-tax, non-cash charge of $1.7 million and $4.8 million, during the three and nine month periods ended March 31, 2009 related to all restricted stock units and stock options outstanding as of March 31, 2009. We expect the remaining pre-tax, non-cash charge to be approximately $18.0 million, expensed ratably over vesting periods of up to 60 months.

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

Results of Operations

Amounts and percentages throughout our discussion and analysis of financial conditions and results of operations may reflect rounding adjustments.

The table below sets forth statement of operations data expressed as a percentage of revenues for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
Operating expenses	23.1	23.7	23.1	24.9
Systems development and programming costs	10.6	11.9	10.9	12.4

Total cost of revenues (excluding depreciation and amortization)	33.7	35.6	34.0	37.3
Selling, general & administrative expenses	29.8	29.6	28.7	28.4
Depreciation and amortization	16.0	17.4	15.3	17.7
Restructuring charges	0.5	0.8	0.3	0.7
Interest expense	6.8	8.3	7.2	8.7
Other income — net	(0.7)	(0.4)	(3.7)	(1.6)

	86.1	91.3	81.8	91.2
Income before provision for income taxes and minority interests	13.9	8.7	18.2	8.8
Income tax provision	3.9	2.0	5.6	2.0
Minority interest in net income of consolidated subsidiaries	1.4	1.4	1.5	1.2

Net income	8.6%	5.3%	11.1%	5.6%

The table below sets forth statement of operations data, including the amount and percentage changes for the periods indicated:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2009	2008	Change		2009	2008	Change
	$	$	$	%	$	$	$	%
Revenues	139.3	138.0	1.3	0.9	413.6	394.3	19.3	4.9

Cost of revenues:
Operating expenses	32.1	32.8	(0.7)	(2.2)	95.5	98.1	(2.6)	(2.7)
Systems development and programming costs	14.8	16.4	(1.6)	(9.7)	44.9	49.0	(4.1)	(8.2)

Total cost of revenues (excluding depreciation and amortization)	46.9	49.2	(2.3)	(4.7)	140.4	147.1	(6.7)	(4.5)
Selling, general & administrative expenses	41.5	40.9	0.6	1.5	118.6	111.9	6.7	5.9
Depreciation and amortization	22.2	24.0	(1.8)	(7.5)	63.4	69.9	(6.5)	(9.3)
Restructuring charges	0.7	1.2	(0.5)	(43.8)	1.4	2.8	(1.4)	(50.2)
Interest expense	9.5	11.4	(1.9)	(16.6)	29.6	34.3	(4.7)	(13.7)
Other income – net	(0.9)	(0.6)	(0.3)	61.7	(15.1)	(6.3)	(8.8)	139.3

	119.9	126.1	(6.2)	(5.1)	338.3	359.7	(21.4)	(6.0)
Income before provision for income taxes and minority interests	19.4	11.9	7.5	62.9	75.3	34.6	40.7	117.4
Income tax provision	5.4	2.7	2.7	99.9	23.2	7.6	15.6	203.2
Minority interest in net income of consolidated subsidiaries	2.0	1.9	0.1	6.2	6.1	4.8	1.3	27.2

Net income	12.0	7.3	4.7	64.0	46.0	22.2	23.8	107.4

Revenues

During the three months ended March 31, 2009, revenues increased $1.3 million, or 0.9% (17.7% after adjusting for changes in foreign currency exchange rates) and during the nine months ended March 31, 2009, total revenues increased $19.3 million, or 4.9% (or 12.6% after adjusting for changes in foreign currency exchange rates) versus the same prior year period due to the acquisition of HPI, and higher revenues in both our EMEA and Americas segments.

During the three months ended March 31, 2009, our EMEA revenues were $87.9 million, an increase of $2.0 million, or 2.3% (24.8% after adjusting for changes in foreign currency exchange rates) compared to the same periods in the prior year, principally due to a $9.5 million increase from the acquisition of HPI, a $6.1 million (net of currency effect) collective increase in transaction, flat fee, and maintenance revenues offset by a $15.8 million decline resulting from the change in value of the Euro by 12.7%, and Pound Sterling by 27.3%, versus the U.S. dollar. During the nine months ended March 31, 2009, our EMEA revenues were $258.8 million, an increase of $17.5 million, or 7.3% (17.3% after adjusting for changes in foreign currency exchange rates) compared to the same period in the prior year, due principally to a $10.4 million increase from the acquisition of HPI, and a $22.4 million collective increase in transaction based revenue, subscriptions revenues in several countries from both existing and new customers, offset by a $20.3 million decline resulting from the change in value of international currencies.

Our Americas revenues for the three months ended March 31, 2009, were $51.4 million, a decrease of $0.7 million, or 1.4% (an increase of 6.1% after adjusting for changes in foreign currency exchange rates) compared to the same periods in the prior year, principally comprised of a $3.4 million increase in transaction and subscription revenues in the U.S., Canada, Brazil and Mexico, offset by a $3.7 million decline resulting from the change in value of the non U.S. currencies versus the U.S. dollar. During the nine months ended March 31, 2009, our Americas revenues were $154.8 million, an increase of $1.8 million, or 1.1% (or 5.2% after adjusting for changes in foreign currency exchange rates) compared to the same period in the prior year, due to a $7.8 million collective increase in transaction and subscription revenues in the U.S., Canada, Brazil and Mexico, offset by a $6.2 million decline resulting from the change in value of international currencies versus the U.S. dollar.

Revenue growth for each of our customer categories was as follows:

	Three Months Ended March 31, 2009		Nine Months Ended March 31, 2009
(dollars in millions)	Revenue Growth	Percentage Change	Revenue Growth	Percentage Change
Insurance companies	$0.6	1.1%	$13.0	8.1%
Collision repair facilities	(3.9)	(7.5)%	0.1	0.1%
Independent assessors	(1.4)	(9.6)%	(1.0)	(2.4)%
Automotive recyclers and other	6.0	39.8%	7.2	16.6%

Total	$1.3	0.9%	$19.3	4.9%

Revenue growth for each of our customer categories after adjusting for changes in foreign currency exchange rates are as follows:

	Three Months Ended March 31, 2009		Nine Months Ended March 31, 2009
(dollars in millions)	Revenue Growth	Percentage Change	Revenue Growth	Percentage Change
Insurance companies	$8.8	15.7%	$23.2	14.5%
Collision repair facilities	5.0	9.5%	13.8	9.2%
Independent assessors	0.9	5.8%	1.2	2.8%
Automotive recyclers and other	9.8	66.2%	11.5	26.6%

Total	$24.5	17.7%	$49.7	12.6%

Operating expenses

During the three months ended March 31, 2009, Operating expenses decreased by $0.7 million, or 2.2% (an increase of 10.7% after adjusting for changes in foreign currency exchange rates) and during the nine months ended March 31, 2009, Operating expenses decreased $2.6 million, or 2.7% (an increase of 2.5% after adjusting for changes in foreign currency exchange rates), versus the same period in the prior year, due to reductions in our operating expenses in our Americas segment, and a decline in the value of international currencies versus the U.S. dollar, offset by increased spending in our EMEA segment.

During the three months ended March 31, 2009, our Americas operating expenses decreased $0.9 million, or 6.6% (2.7% after adjusting for changes in foreign currency exchange rates), due principally to a $0.6 million decrease in personnel related expenses and a $0.6 million decline resulting from the change in value of international currencies versus the U.S. dollar. During the nine months ended March 31, 2009, our Americas Operating expenses decreased $5.8 million, or 13.0.% (11.2% after adjusting for changes in foreign currency exchange rates) due principally to a reduction of $2.8 million in personnel costs, $1.4 million in professional fees, $0.9 million from delivery charges, and a $0.8 million decline resulting from the change in value of international currencies versus the U.S. dollar.

During the three months ended March 31, 2009, our EMEA Operating expenses increased $0.2 million, or 1.1% (20.8% after adjusting for changes in foreign currency exchange rates), principally comprised of a $2.2 million increase from the acquisition of HPI, a $1.8 million increase in third party licensing, personnel costs, and telecom usage, offset by a decrease of $0.9 million in external maintenance and support, and a $2.9 million decline resulting from the change in value of international currencies versus the U.S. dollar.

During the nine months ended March 31, 2009, our EMEA Operating expenses increased $3.2 million, or 6.0% (13.9% after adjusting for changes in foreign currency exchange rates), due principally to an increase of $2.5 million from the acquisition of HPI, $2.7 million in third party licenses, $1.0 million in personnel related costs, and $1.5 million in professional fees and telecom usage, offset by a decline of $1.2 million in external maintenance charges and a $3.3 million decline resulting from the change in value of international currencies versus the U.S. dollar.

We continually evaluate our operating costs in order to identify inefficiencies and eliminate unnecessary costs. We anticipate that, although our operating expenses may increase, they will decline as a percentage of revenues over the next several quarters.

Systems development and programming Expenses

During the three months ended March 31, 2009, SD&P decreased $1.6 million, or 9.7% (increase of 0.1% after adjusting for changes in foreign currency exchange rates), and during the nine months ended March 31, 2009, Systems development and programming expenses, or SD&P, decreased $4.1 million, or 8.2% (4.9% after adjusting for changes in foreign currency exchange rates), compared to the same period in the prior year, due to decrease in our SD&P expenses in both our Americas segment and our EMEA segment.

During the three months ended March 31, 2009, our Americas SD&P expenses decreased $0.9 million, or 14.1% (12.0% after adjusting for changes in foreign currency exchange rates), due principally to a reduction of $0.6 million in personnel related costs and a $0.1 million decline resulting from the change in value of international currencies versus the U.S. dollar. During the nine months ended March 31, 2009, our Americas SD&P expenses decreased $3.0 million or 15.2% (14.3% after adjusting for changes in foreign currency exchange rates), due principally to a $2.3 million reduction in personnel costs, and $0.9 million reduction in professional fees, and a $0.2 million decline resulting from the change in value of international currencies versus the U.S. dollar, partially offset by an increase of $0.4 million from equipment and other expense.

During the three months ended March 31, 2009, our EMEA SD&P expenses decreased $0.7 million, or 7.1% (7.5% after adjusting for changes in foreign currency exchange rates), due principally to a decline of $1.3 million resulting from the change in value of international currencies versus the U.S. dollar, offset by an increase of $0.5 million from the acquisition of HPI. During the nine months ended March 31, 2009, our EMEA SD&P expenses decreased $1.1 million, or 3.5% (1.4% after adjusting for changes in foreign currency exchange rates), compared to the same period in the prior year comprised, principally of an increase in our external development costs of $1.6 million and a $0.8 million increase from the acquisition of HPI, offset by a reduction of $1.2 million in personnel related costs, $0.8 million from decreased professional fees, and a $1.2 million decline in the value of international currencies versus the U.S. dollar.

Our SD&P expenses fluctuate throughout the year based upon the levels and timing of product releases. We expect our SD&P costs to remain relatively stable over the next several quarters.

Selling, general and administrative expenses

During the three months ended March 31, 2009, SG&A increased $0.6 million or 1.5% (12.2% after changes in foreign currency exchange rates), and during the nine months ended March 31, 2009, Selling, general and administrative expenses, or SG&A, increased $6.7 million, or 5.9% (10.7% after adjusting for changes in foreign currency exchange rates), compared to the same period in the prior year, comprised principally of increases in stock compensation, and acquisition related costs and the acquisition of HPI, partially offset by a decline in the value of international currencies versus the U.S. dollar.

During the three months ended March 31, 2009, the SG&A increase of $0.6 million was due to a $4.3 million increase in personnel cost primarily in our EMEA segment (including $2.0 million from the acquisition of HPI) mostly offset by a $4.4 million decline resulting from the change in value of international currencies versus the U.S. dollar. During the nine months ended March 31, 2009, the SG&A increase of $6.7 million was due principally to an $8.1 million increase in personnel related costs (including $2.3 million from the acquisition of HPI), a $1.5 million increase in stock compensation, a $2.4 million increase in professional fees primarily related to acquisition costs, and $1.4 million related to facilities, equipment and advertising expense, partially offset by a decline in the timing of Sarbanes-Oxley fees totaling $2.0 million and a $5.4 million decline resulting from the change in value of international currencies versus the U.S. dollar.

We expect these expenses to continue to increase as we continue to expand our business into new markets, and we incur additional costs associated with being a public company and we incur costs related to acquisitions, similar transactions and related activities.

Depreciation and Amortization

Depreciation and amortization expense decreased $1.8 million, or 7.5% (an increase of 3.5% after adjusting for changes in foreign currency exchange rates), and $6.5 million, or 9.3% (5.8% after changes in foreign currency exchange rates), for the three and nine month periods ended March 31, 2009, respectively, compared to the same prior year periods. During the three months ended March 31, 2009, the decrease in depreciation and amortization expense was due primarily due to a $2.7 million decline resulting from the change in value of international currencies versus the U.S. dollar, partially offset by amortization of intangible and capital assets purchased during the current fiscal year.

During the nine months ended March 31, 2009, the decrease in depreciation and amortization expense was due primarily to lower intangibles amortization expense of $4.6 million for identifiable assets such as our client list and database purchased in the April 2006 CSG Acquisition, and a decline of $2.4 million resulting from the change in value of international currencies versus the U.S. dollar.

These intangible assets are amortized on an accelerated schedule to reflect the pattern in which economic benefits of the intangible assets are consumed. Although we expect to experience significant depreciation and amortization in the future as we amortize intangible assets purchased in the April 2006 CSG Acquisition, we anticipate that the amount of total depreciation and amortization expense from the April 2006 intangible assets will continue to decline over the next several years.

Restructuring Charges

We recorded restructuring charges of $0.7 million and $1.4 million for the three and nine month periods ended March 31, 2009, respectively, related to one-time termination benefits in connection with the Americas 2008 plan, which began in February 2008. We expect to incur additional restructuring charges, relating primarily to severance costs, over the next several quarters as we work to improve efficiencies in our business.

Interest Expense

Interest expense decreased $1.9 million or 16.6% (9.0% after adjusting for changes in foreign currency exchange rates) and $4.7 million or 13.7% (11.4% after adjusting for changes in foreign currency exchange rates), during the three and nine month periods ended March 31, 2009, respectively, compared to the same periods in the prior year. During the three months ended March 31, 2009, interest expense declined $1.2 million due to lower borrowings under our credit facilities, and an additional $0.9 million decline resulting from the change in value of international currencies versus the U.S. dollar. During the nine months ended March 31, 2009, interest expense declined $4.1 million due to lower borrowings under our credit facilities, and a decline of $0.8 million resulting from the change in value of international currencies versus the U.S. dollar.

We expect that our annual interest expense will continue to decrease as we repay outstanding indebtedness, notwithstanding the potential of future acquisitions. The decrease or increase in interest expense may also be impacted by future foreign currency fluctuations.

Other Income-net

Other income – net increased $0.3 million and $8.8 million, during the three and nine month periods ended March 31, 2009, respectively, compared to the same periods last year, primarily due to increases in the value of our foreign exchange option, which we sold in November 2008. During the three months ended March 31, 2009, Other income – net increased $0.6 million primarily due to transactional foreign exchange gains, partially offset by a $0.3 million decline resulting from the change in value of international currencies versus the U.S. dollar. During the nine months ended March 31, 2009, Other income – net increased by $8.8 million primarily related to the $10.6 million gain associated with the sale of our foreign currency option, partially offset by a loss from foreign currency exchange of $1.8 million.

Income Tax Provision

The expected tax provision derived from applying the federal statutory rate to our income before income taxes during the three and nine months ended March 31, 2009, differed from our recorded income tax provision primarily due to valuation allowance release on a portion of the deferred tax assets that are supported by refundable income taxes and lower foreign income tax rates in certain jurisdictions whose earnings are considered indefinitely reinvested. These benefits are offset by valuation allowance recorded on certain foreign losses that do not meet the more-likely-than not standard of realizability and foreign withholding tax liabilities. Our tax provision for the remainder of fiscal year 2009 continues to heavily depend on the jurisdictional mix of pretax earnings, our actual and forecasted profitability, establishment of valuation allowances in certain jurisdictions, and varying jurisdictional income tax rates that are applied to related earnings. During the quarter, a portion of the Company’s FIN No. 48 unrecognized tax benefits related to a prior year was released due to the closure of a local income tax audit for one of the Company’s foreign affiliates.

Liquidity and Capital Resources

Prior to the April 2006 CSG Acquisition, our predecessor’s principal sources of liquidity were capital contributions from ADP and cash generated from operations. Since the April 2006 CSG Acquisition, our principal sources of cash have included cash generated from operations, bank borrowings, and equity offerings. Our principal uses of cash have included debt service, capital expenditures, working capital and most recently, for acquisitions. We expect that these will remain our principal uses of cash.

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

Cash and Cash Equivalents

As of March 31, 2009, we had cash and cash equivalents of approximately $188.0 million. We fund our operations, working capital and capital expenditures with our cash on hand and short-term borrowings under our amended and restated credit facility. Our cash on hand and short-term borrowings vary significantly based on our cash flows as set forth below.

Cash Flows

The following summarizes our primary sources and uses of cash in the periods presented:

	Nine Months Ended March 31,
(dollars in millions)	2009	2008	Change
Operating activities	$86.6	$80.7	$5.9
Investing activities	$(104.3)	$(14.2)	$(90.1)
Financing activities	$80.1	$(34.2)	$114.3

Operating activities. Cash provided by operating activities was $86.6 million and $80.7 million, during the nine month periods ended March 31, 2009 and 2008, respectively. The $5.9 million increase in cash provided by operating activities for the nine months ended March 31, 2009, versus the same period last year was principally comprised of a $23.8 million increase in net income, partially offset by an increase of $10.6 million in the fair value of our foreign currency option prior to its realized sale.

Investing activities. Cash used in investing activities for the nine month periods ended March 31, 2009 and 2008, was $104.3 million and $14.2 million, respectively. During the nine months ended March 31, 2009, we paid $99.4 million in cash for multiple acquisitions, net of cash acquired, including $93.9 million related to the acquisition of HPI, partially offset by proceeds of $12.4 million from the sale of our foreign currency option. Capital expenditures, consisting of computers, computer software, leasehold improvements and furniture and fixtures, were $16.1 million and $13.9 million, for the nine month periods ended March 31, 2009 and 2008, respectively.

Financing activities. Cash provided by/(used in) financing activities for the nine month periods ended March 31, 2009 and 2008 was $80.1 million and ($34.2 million), respectively. The $114.3 million increase in cash provided by financing activities for the nine months ended March 31, 2009, was primarily due to our November 2008 equity offering, with net proceeds of $86.0 million, and prior year voluntary repayments of long term debt, (loan and revolving credit facility) on our amended and restated senior credit facility of $26.4 million.

Amended and Restated Senior Credit Facility

In connection with our initial public offering in May 2007, we entered into an amended and restated senior credit facility. Our amended and restated senior credit facility consists of a $50.0 million revolving credit facility, a $230.0 million domestic term loan and a €280.0 million European term loan. As of March 31, 2009, we had $0, $217.0 million and $342.2 million (€259.1 million) in outstanding loans under the revolving credit facility, domestic term loan and European term loan, respectively, with interest rates of

3.375%, 3.125%, and 3.438%, respectively. The amended and restated senior credit facility contains a leverage ratio, which is applicable to only the revolving loans and applies only if at least $10.0 million of revolving loans, including outstanding letters of credit, are outstanding for at least 10 days during the prior fiscal quarter.

In addition, the amended and restated senior credit facility contains covenants restricting us from undertaking specified corporate actions, including asset dispositions, acquisitions, payment of dividends and other specified payments, changes of control, incurrence of indebtedness, creation of liens, making of loans and investments, and transactions with affiliates.

Subordinate Note Payable

As part of our December 2008 agreement to acquire the outstanding share capital of HPI from a subsidiary of Aviva plc (the “Seller”), we issued to Sellar a subordinated note (the “Seller Note”) in the principal amount of approximately $17.3 million (£11.3 million) which is guaranteed by us. The Seller Note accrues interest at an annual rate of 8.0%, and interest is payable to Seller annually. The principal amount becomes due and payable in full on December 31, 2011, subject to certain acceleration events contained in the Seller Note and restrictions contained in the amended and restated senior credit facility. All amounts payable to Seller are payable in Pound Sterling. The decrease in the U.S. dollar amount of the Seller Note from December 19, 2008 (approximately $17.3 million) to March 31, 2009 (approximately $16.0 million) reflects the strengthening of the U.S. dollar versus the Pound Sterling during this period of time.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of our operating leases. There have been no material changes in our off-balance sheet arrangements since June 30, 2008, the end of our prior fiscal year.

Inflation and Seasonality

We believe inflation has not had a material effect on our financial condition or results of operations in recent years. Our business does not experience any material level of seasonality.

Critical Accounting Policies and Estimates

Our consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in our consolidated financial statements. On an ongoing basis, we evaluate estimates. We base our estimates on historical experiences and assumptions which we believe to be reasonable under the circumstances. Those estimates form the basis for our judgments that affect the amounts reported in the consolidated financial statements. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies, some of which may be affected by our estimates and assumptions, are more fully described in Note 2 to our audited Consolidated Financial Statements for the year ended June 30, 2008 and our critical accounting policies are more fully described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each of which were included in our Annual Report on Form 10-K. As of May 7, 2009, there have not been any significant changes in our critical accounting policies and estimates.

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

Foreign Currency Risk

We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk when we enter into either a purchase or sale transaction using a currency other than our functional currency, which is the U.S. dollar. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our consolidated financial statements. Exchange rates between these currencies and U.S. dollars have fluctuated significantly over the last few years and we expect that they will continue to fluctuate in the future. A substantial portion of our revenues and costs are denominated in or effectively indexed to U.S. dollars, but the majority of our revenues and costs are denominated in Euros, Pound Sterling, Swiss francs, Canadian dollars and other international currencies.

The U.S. dollar has strengthened significantly versus most major foreign currencies we have used to transact our business over the last several months. For example, one Euro was equal to approximately $1.58 on June 30, 2008, $1.44 on September 30, 2008, $1.41 on December 31, 2008 and $1.32 on March 31, 2009. The change from June 30, 2008 to March 31, 2009 represents a strengthening of the U.S. dollar versus the Euro of approximately 16.5%. If currency exchange rates were to remain constant, we anticipate that the recent strengthening of the U.S. dollar will have a negative impact on our revenues, but have a positive impact on our interest expense and our intangibles amortization expense for the full fiscal year ending June 30, 2009, compared to the same period last year. Currency exchange rates had a positive impact on our revenues during the first quarter of fiscal year 2009 and a negative impact on our revenues during the second and third quarters of fiscal year 2009 compared to the same periods last year. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in a $5.1 million and $15.1 million change to our revenues during the three and nine months ended March 31, 2009 respectively, and a $20.1 million change on our full fiscal year.

Historically, other than the foreign currency option described in this Quarterly Report on Form 10-Q, we have not undertaken hedging strategies to minimize the effect of currency fluctuations on our results of operations and financial condition; however, we may decide to do so in the future.

Interest Rate Risk

We are exposed to interest rate risks primarily through borrowings under our revolving loan arrangement and term loans. Interest on these borrowings is based upon variable interest rates. Our weighted-average borrowings outstanding under the revolving loan arrangement and term loans during the three and nine months ended March 31, 2009 was $569.5 million and $591.3 million respectively and the weighted-average interest rate in effect at March 31, 2009 was 5.4%. Based on the foregoing, a hypothetical 1% increase or decrease in interest rates would have resulted in a $1.4 million and $4.4 million change to our interest expense for the three and nine months ended March 31, 2009, respectively.

In June 2007, we entered into three U.S. dollar-based interest rate swaps with notional amounts of $50.0 million, $81.0 million ($67.5 million as of March 31, 2009 per the planned reduction in notional amounts over the life of the swap contract), and $75.0 million, each with maturities on June 30, 2011, which require us to pay fixed rates of 5.445%, 5.418%, and 5.445%, respectively. We also entered into three Euro-based interest rate swaps with notional amounts of €69.8 million (€35.4 million as of March 31, 2009 per the planned reduction in notional amounts over the life of the swap contract), €50.0 million, and €60.0 million, each with maturities as late as June 30, 2011, which require us to pay fixed rates of 4.603%, 4.679%, and 4.685%, respectively. These interest rate swaps are designated and documented at their inception as cash flow hedges and are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of Accumulated other comprehensive (loss) income in stockholders’ equity and reclassified into earnings when the hedged transaction affects earnings. The ineffective portion on these cash flow hedges is recognized in Interest expense. The estimated fair values of ($15.4 million) and ($8.7 million) on U.S. dollar-based swaps and (€7.7 million) ($10.2 million) and €1.7 million ($2.7 million) on Euro-based swaps was recorded in Other assets/(Other liabilities) in the consolidated balance sheet as of March 31, 2009 and June 30, 2008, respectively. The change of $24.0 million in the fair value of swaps, net of tax, reflects the effective portion of loss on these hedges and is reported as a component of Accumulated other comprehensive (loss) income in stockholders’ equity.

ITEM 4.	CONTROLS AND PROCEDURES.

In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, management, under the supervision and with the participation of the chief executive officer (“CEO”) and chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures at the end of the period covered by this report as well as any changes in disclosure controls and procedures that occurred during the period covered by this report. Our management, including our CEO and CFO, has concluded that our disclosure controls and procedures are effective as of March 31, 2009.

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We derive a substantial portion of our revenues from sales to large insurance companies. During the nine months ended March 31, 2009, we derived 14.2% of our revenues from our ten largest insurance company customers. The largest three of these customers accounted for 3.0%, 2.2%, and 1.5%, respectively, of our revenues during this period. A loss of one or more of these customers would result in a significant decrease in our revenues, including the business generated by collision repair facilities associated with those customers. In fiscal year 2008, we were notified by a U.S. insurance company customer that it will not renew its contract with us. During fiscal year 2009, this customer has been transitioning our services to another provider. We believe that the transition will accelerate during the fourth quarter of fiscal year 2009 and be completed by the end of fiscal year 2009. This contract accounted for approximately 1.4% of revenues in fiscal year 2008 and approximately 1.5% of revenues during the nine months ended March 31, 2009. Furthermore, many of our arrangements with European customers are terminable by them on short notice or at any time. In addition, disputes with customers may lead to delays in payments to us, terminations of agreements or litigation. Additional terminations or non-renewals of customer contracts or reductions in business from our large customers would harm our business, financial condition and results of operations.

Our industry is highly competitive, and our failure to compete effectively could result in a loss of customers and market share, which could harm our revenues and operating results

The markets for our automobile insurance claims processing software and services are highly competitive. In the U.S., our principal competitors are CCC Information Services Group Inc. and Mitchell International Inc. In Europe, our principal competitors are EurotaxGlass’s Group and DAT, GmbH. We also encounter regional or country-specific competition in the markets for automobile insurance claims processing software and services and our complimentary products and services. For example Experian ® is our principal competitor in the United Kingdom in the vehicle validation market. If one or more of our competitors develop software or services that are superior to ours or are more effective in marketing their software or services, our market share could decrease, thereby reducing our revenues. In addition, if one or more of our competitors retain existing or attract new customers for which we have developed new software or services, we may not realize expected revenues from these new offerings, thereby reducing our profitability.

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

We derive most of our revenues, and incur most of our costs, including a portion of our debt service costs, in currencies other than the U.S. dollar, mainly the Euro. We currently do not hedge our exposure to foreign currency risks. In our historical financial statements, we re-measure our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period or the exchange rate at the end of that period. These re-measurements resulted in foreign currency translation adjustments of $28.1 million and $94.3 million for the three and nine month periods ended March 31, 2009. Recent global economic conditions have impacted currency exchange rates. Over the last several months, the U.S. dollar has strengthened significantly versus most major foreign currencies we use to transact our business. For example, one Euro was equal to approximately $1.58 on June 30, 2008, $1.44 on September 30, 2008, $1.41 on December 31, 2008, and $1.32 on March 31, 2009. The change from June 30, 2008 to March 31, 2009 represents a strengthening of the U.S. dollar versus the Euro of approximately 16.5%. Further fluctuations in exchange rates against the U.S. dollar could decrease our revenues and associated profits and, therefore, harm our future operating results.

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

We have a large amount of goodwill and other intangible assets and are required to perform an annual assessment for possible impairment for accounting purposes. At June 30, 2008 and March 31, 2009, we had goodwill and other intangible assets of $976.3 million and $930.3 million, respectively. If we do not achieve our planned operating results or other factors impair these assets, we may be required to incur a non-cash impairment charge. Any impairment charges in the future will adversely affect our results of operations.

We may incur significant restructuring and severance charges in future periods, which would harm our operating results and cash position or increase debt.

We incurred restructuring charges of $13.3 million in fiscal year 2008 and an additional $1.4 million in the nine months ended March 31, 2009. These charges consist primarily of termination benefits paid or to be paid to employees. As of March 31, 2009, our remaining obligation associated with these restructuring charges and others from prior periods is $9.5 million. We regularly evaluate our existing operations and capacity, and we expect to incur additional restructuring charges as a result of future personnel reductions, related restructuring, and productivity and technology enhancements, which could exceed the levels of our historical charges. We are currently evaluating further plans that, if all implemented, would result in additional restructuring charges ranging from $5.0 million to $10.0 million over the next 12 to 18 months. These potential charges could harm our operating results and significantly reduce our cash position or increase debt. In addition, we may incur certain unforeseen costs once these activities are implemented.

We require a significant amount of cash to service our indebtedness, which reduces the cash available to finance our organic growth, make strategic acquisitions and enter into alliances and joint ventures; our amended and restated senior credit facility contains restrictive covenants that limit our ability to engage in certain activities.

We have a significant amount of indebtedness. As of March 31, 2009, our indebtedness, including current maturities, was $575.2 million, and we would have been able to borrow an additional $50.0 million under our amended and restated senior credit facility. During the three and nine months ended March 31, 2009, our aggregate interest expense was $9.5 million and $29.6 million, respectively, and the cash paid for interest was $9.0 million and $29.3 million, respectively.

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

Current uncertainty in global economic conditions makes it particularly difficult to predict product demand, utilization and other related matters and makes it more likely that our actual results could differ materially from expectations.

Our operations and performance depend on worldwide economic conditions, which have recently deteriorated significantly in many countries where our products and services are sold, and may remain depressed for the foreseeable future. These conditions make it difficult for our customers and potential customers to accurately forecast and plan future business activities, and could cause our customers and potential customers to slow or reduce spending on our products. In addition, external factors that affect our business may be impacted by the global economic slowdown. Examples include:

•

Automobile Usage - Number of Miles Driven: In 2008, the number of miles driven in the United States and several of our large western European markets declined due to high gasoline prices and difficult economic conditions. Fewer miles driven can result in fewer automobile accidents, which can reduce the transaction-based fees that we generate.

•

Number of Insurance Claims Made: In 2009, the number of insurance claims for vehicle damage submitted by owners to their insurance carriers has declined slightly in several of our markets, including some of our large western European markets. While we do not know whether the decline in the number of claims made is a result of fewer accidents, other factors, such as vehicle owners’ reluctance to pay the insurance policy deductible for vehicle repair, or a combination of factors, fewer claims made can reduce the transaction-based fees that we generate.

•

Sales of New and Used Vehicles: In 2008, the number of new vehicles sold in the United States and several of our large western European markets declined due to high gasoline prices and difficult economic conditions. Fewer new light vehicle sales can result in fewer insured vehicles on the road and fewer automobile accidents, which can reduce the transaction-based fees that we generate.

•

Used Vehicle Retail and Wholesale Values: The retail and wholesale used vehicle marketplaces have recently been characterized by significant weakness in demand over the last several quarters. Declines in retail and wholesale used vehicle values can impact vehicle owner and insurance carrier decisions about which damaged vehicles should be repaired and which should be declared a total loss. The lower the retail and wholesale used vehicle values, the more likely it is that a greater percentage of automobiles are declared a total loss versus a partial loss. The fewer number of vehicles that owners and insurance carriers decide to repair can reduce the transaction-based fees that we generate for partial-loss estimates, but may have a beneficial impact on the transaction-based fees that we generate for total-loss estimates.

We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide or in particular economic markets. These and other economic factors could have a material adverse effect on demand for or utilization of our products and on our financial condition and operating results.

We have a history of net losses and may not maintain profitability in the future.

For fiscal years 2008, 2007 and 2006, we had net income (loss) of $0.6 million, ($80.9) million and ($18.9) million, respectively. As of March 31, 2009, we had an accumulated deficit of approximately $64.2 million. Fiscal year 2008 was our first year since the April 2006 Acquisition for which we did not report a significant loss. We will need to maintain or increase revenues and maintain or reduce expenses, which include the amortization of the remaining $302.0 million of intangible assets that we had as of March 31, 2009 and interest expense associated with our indebtedness, to improve or sustain our profitability. We cannot assure you that we will achieve a significant level of profitability. Future decreases in profitability could reduce our stock price, and future net losses would reduce our stock price.

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

During the three and nine months ended March 31, 2009, we generated approximately 73% of our revenues outside the U.S., respectively, and we expect revenues from non-U.S. markets to continue to represent a majority of our total revenues. Business and operations in individual countries are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, currency exchange controls and repatriation of earnings. Our results are also subject to the difficulties of coordinating our activities across more than 50 different countries. Furthermore, our business strategy includes expansion of our operations into new and developing markets, which will require even greater international coordination, expose us to additional local government regulations and involve markets in which we do not have experience or established operations. In addition, our operations in each country are vulnerable to changes in socio-economic conditions and monetary and fiscal policies, intellectual property protection disputes, the settlement of legal disputes through foreign legal systems, the collection of receivables through foreign legal systems, exposure to possible expropriation or other governmental actions, unsettled political conditions, possible terrorist attacks and pandemic disease. These and other factors may harm our operations in those countries and therefore our business and results of operations.

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

We depend upon the ability and experience of our key personnel, who have substantial experience with our operations, the rapidly changing automobile insurance claims processing industry and the markets in which we offer our software and services. The loss of the services of one or more of our senior executives or key employees, particularly our Chairman of the Board, Chief Executive Officer and President, Tony Aquila, could harm our business and operations. On March 30, 2009, Dudley Mendenhall replaced Jack Pearlstein as our Chief Financial Officer, Treasurer and Assistant Secretary. Mr. Pearlstein had announced his planned retirement in October 2008 and will serve as a consultant to us through June 30, 2009, which consulting services include assisting Mr. Mendenhall with integration and transition planning. Our failure to successfully integrate Mr. Mendenhall into our company and his role as our Chief Financial Officer could interrupt or harm our business and operations.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

10.1	Employment Offer Letter between the Registrant and Dudley Mendenhall dated March 9, 2009.

31.1	Certification by Tony Aquila, Chief Executive Officer.

31.2	Certification by Dudley Mendenhall, Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLERA HOLDINGS, INC.

/s/ Tony Aquila
Tony Aquila
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Dudley Mendenhall
Dudley Mendenhall
Chief Financial Officer
(Principal Financial and Accounting Officer)

May 8, 2009