Form 10-Q
period 2009-09-30
SOLERA HOLDINGS, INC
filed 2009-11-06
CIK 1324245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock as of October 28, 2009 was 69,630,329.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SOLERA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2009	June 30, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$246,773	$223,420
Short-term investments	12,403	11,941
Accounts receivable, net of allowance for doubtful accounts of $1,974 and $2,344 at September 30, 2009 and June 30, 2009, respectively	105,129	98,565
Other receivables	11,847	12,177
Other current assets	22,700	19,550
Deferred income tax assets	4,010	4,392

Total current assets	402,862	370,045
Property and equipment, net	56,453	50,784
Goodwill	666,690	651,099
Intangible assets, net	312,346	322,843
Other noncurrent assets	12,970	13,660
Noncurrent deferred income tax assets	10,044	10,178

Total assets	$1,461,365	$1,418,609

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,206	$30,447
Accrued expenses and other current liabilities	104,642	104,414
Income taxes payable	12,602	17,462
Deferred income tax liabilities	848	1,037
Current portion of long-term debt	6,072	5,880

Total current liabilities	154,370	159,240
Long-term debt	603,875	592,200
Other noncurrent liabilities	37,970	36,935
Noncurrent deferred income tax liabilities	53,220	53,965

Total liabilities	849,435	842,340
Redeemable noncontrolling interests	95,570	92,012
Stockholders’ equity:
Solera Holdings, Inc. stockholders’ equity:
Common shares, $0.01 par value: 150,000 shares authorized; 69,634 and 69,531 issued and outstanding as of September 30, 2009 and June 30, 2009, respectively	530,043	526,547
Accumulated deficit	(36,724)	(52,332)
Accumulated other comprehensive income	16,319	3,113

Total Solera Holdings, Inc. stockholders’ equity	509,638	477,328
Noncontrolling interests	6,722	6,929

Total stockholders’ equity	516,360	484,257

Total liabilities and stockholders’ equity	$1,461,365	$1,418,609

See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2009	2008
Revenues	$150,769	$142,992

Cost of revenues:
Operating expenses	32,971	33,279
Systems development and programming costs	16,648	16,258

Total cost of revenues (excluding depreciation and amortization)	49,619	49,537
Selling, general and administrative expenses	39,950	38,734
Depreciation and amortization	21,635	21,236
Restructuring charges	1,729	471
Interest expense	8,764	11,066
Other (income) expense, net	414	(3,498)

	122,111	117,546

Income before provision for income taxes	28,658	25,446
Income tax provision	6,531	9,009

Net income	22,127	16,437
Less: Net income attributable to noncontrolling interests	2,144	2,090

Net income attributable to Solera Holdings, Inc.	$19,983	$14,347

Net income attributable to Solera Holdings, Inc. per common share:
Basic	$0.29	$0.22

Diluted	$0.29	$0.22

Dividends paid per share	$0.06	$—

Weighted-average shares used in the calculation of net income attributable to Solera Holdings, Inc. per common share:
Basic	69,291	64,365

Diluted	69,358	64,445

See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$22,127	$16,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,635	21,236
Provision for doubtful accounts	218	219
Stock-based compensation	1,488	1,568
Deferred income taxes	(537)	(221)
Change in fair value of financial instruments	—	(2,980)
Other	30	54
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
(Increase) decrease in accounts receivable	(4,334)	143
(Increase) decrease in other assets	(2,265)	2,402
Decrease in accounts payable	(265)	(1,089)
Decrease in accrued expenses and other liabilities	(7,701)	(3,952)

Net cash provided by operating activities	30,396	33,817

Cash flows from investing activities:
Capital expenditures	(9,471)	(5,695)
Acquisitions of businesses, net of cash acquired	—	(1,864)
Decrease in restricted cash	1,277	—

Net cash used in investing activities	(8,194)	(7,559)

Cash flows from financing activities:
Principal payments on financed asset acquisitions	(883)	(1,344)
Repayments of long-term debt	(1,500)	(1,526)
Cash dividends paid on common shares and participating securities	(4,375)	—
Cash dividends paid to noncontrolling interests	(1,029)	—
Proceeds from stock purchase plan and exercise of stock options	670	905

Net cash used in financing activities	(7,117)	(1,965)

Effect of foreign currency exchange rate changes on cash and cash equivalents	8,268	(13,635)

Net change in cash and cash equivalents	23,353	10,658
Cash and cash equivalents, beginning of period	223,420	149,311

Cash and cash equivalents, end of period	$246,773	$159,969

Supplemental cash flow information:
Cash paid for interest	$8,419	$10,915
Cash paid for income taxes	$12,865	$5,339
Supplemental disclosure of non-cash investing and financing activities:
Capital assets financed	$3,143	$329

See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Description of Business

Solera Holdings, Inc. and subsidiaries (the “Company”, “Solera”, “we”, “us” or “our”) is a leading global provider of software and services to the automobile insurance claims processing industry. Its software and services help its customers: estimate the costs to repair damaged vehicles; determine pre-collision fair market values for vehicles damaged beyond repair; automate steps of the claims process; outsource steps of the claims process that insurance companies have historically performed internally; and monitor and manage their businesses through data reporting and analysis. The Company is active in over 50 countries and derives most of its revenues from its estimating and workflow software. Through its acquisition of HPI, Ltd. in December 2008, the Company also provides used vehicle validation services in the United Kingdom.

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

Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”), and therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated financial statements for the periods presented reflect all adjustments necessary to fairly state the Company’s financial position, results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2009, included in its Annual Report on Form 10-K filed with the SEC on August 31, 2009. The Company’s operating results for the three month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for any future periods.

The Company evaluated subsequent events through November 5, 2009, the filing date for this Quarterly Report on Form 10-Q (Note 13).

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Our consolidated, majority-owned subsidiaries include our subsidiaries located in Belgium, France, Portugal, Spain and Mexico. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the accompanying unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, future events are subject to change and estimates and judgments routinely require adjustment. The reported amounts of assets, liabilities, revenues and expenses are affected by estimates and assumptions which are used for, but not limited to, the accounting for sales allowances, allowance for doubtful accounts, fair value of derivatives, valuation of goodwill and intangible assets, amortization of intangibles, restructurings, liabilities under defined benefit plans, stock-based compensation, redeemable noncontrolling interests and income taxes. Actual results could differ from these estimates.

Recently Adopted Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which was primarily codified into FASB Accounting Standards Codification (“ASC”) Topic No. 260-10-45, Earnings Per Share. FSP No. EITF 03-6-1/ASC Topic No. 260-10-45 which requires participating securities, such as unvested restricted stock units containing nonforfeitable rights to

SOLERA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

receive dividends, whether paid or unpaid, to be included in the computation of earnings per share pursuant to the two-class method prescribed under SFAS No. 128, Earnings Per Share. All prior period earnings per share data is required to be adjusted retrospectively to conform with the provisions of FSP No. EITF 03-6-1/ASC Topic No. 260-10-45. The impact of the Company’s adoption of FSP No. EITF 03-6-1/ASC Topic No. 260-10-45 in the first quarter of fiscal year 2010 is described in Note 2.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets, which was primarily codified into ASC Topic No. 350-20, Intangibles – Goodwill and Other. FSP No. FAS 142-3/ASC Topic No. 350-20 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The intent of FSP No. FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The Company’s adoption of FSP No. FAS 142-3/ASC Topic No. 350-20 in the first quarter of fiscal year 2010 did not have a significant impact on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which was primarily codified into ASC Topic No. 810-10, Consolidations. SFAS No. 160/ASC Topic No. 810-10 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160/ASC Topic No. 810-10 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. As a result of the Company’s adoption of SFAS No. 160/ASC Topic No. 810-10 in the first quarter of fiscal year 2010, the carrying amounts of the ownership interests in consolidated subsidiaries held by noncontrolling owners, to the extent that such ownership interests are not redeemable outside of the Company’s control, are now presented as a component of total stockholders’ equity in the accompanying condensed consolidated balance sheets as compared to the previous presentation where these amounts were presented outside of permanent equity. Additionally, net income presented in the accompanying condensed consolidated statements of income now includes net income attributable to noncontrolling interest as compared to the previous presentation where net income attributable to the noncontrolling interest was deducted in the determination of net income. Finally, the accompanying condensed consolidated statements of cash flows are now presented using net income as calculated pursuant to SFAS No. 160/ASC Topic No. 810-10.

At the March 12, 2008 Emerging Issues Task Force (“EITF”) meeting, the SEC Observer announced revisions to Topic No. D-98, Classification and Measurement of Redeemable Securities, which was also primarily codified into ASC Topic No. 810-10, which provides SEC registrants with guidance on the financial statement classification and measurement of equity securities that are subject to mandatory redemption requirements or whose redemption is outside the control of the issuer. The revised Topic No. D-98/ASC Topic No. 810-10 requires minority interests that are redeemable at the option of the holder to be recorded outside of permanent equity at fair value, and the redeemable minority interests to be adjusted to their fair value at each balance sheet date. Adjustments to the carrying amount of a noncontrolling interest from the application of Topic No. D-98/ASC Topic No. 810-10 are recorded to retained earnings (or additional paid-in-capital in the absence of retained earnings). As a result of the Company’s adoption of the revised provisions of Topic No. D-98/ASC Topic No. 810-10 in the first quarter of fiscal year 2010, the carrying amounts of the ownership interests in consolidated subsidiaries held by noncontrolling owners which are redeemable outside of the Company’s control have been reported at fair value and presented as a mezzanine item in the accompanying consolidated balance sheets for all periods presented. The adjustment of the carrying value of the noncontrolling interest to fair value was recorded to common shares in the accompanying condensed consolidated balance sheets.

The impact of the Company’s adoption of ASC Topic No. 810-10 on the previously reported consolidated balance sheets as of June 30, 2009 and 2008 was as follows:

	Redeemable Noncontrolling Interests	Common Shares	Accumulated Other Comprehensive Income	Noncontrolling Interests
Balances at June 30, 2009:
Previously reported	$—	$604,952	$6,319	$17,330
As adjusted	92,012	526,547	3,113	6,929
Effect of change	92,012	(78,405)	(3,203)	(10,401)

SOLERA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Redeemable Noncontrolling Interests	Common Shares	Accumulated Other Comprehensive Income	Noncontrolling Interests
Balances at June 30, 2008:
Previously reported	$—	$510,900	$65,565	$15,429
As adjusted	95,000	437,911	52,930	6,054
Effect of change	95,000	(72,989)	(12,635)	(9,375)

In December 2007, the FASB issued SFAS No. 141 (revised) (“SFAS No. 141(R)”), Business Combinations, which was primarily codified into ASC Topic No. 805-10, Business Combinations. SFAS No. 141(R)/ASC Topic No. 805-10 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date to be measured at their fair value as of that date. An acquirer is required to recognize assets or liabilities arising from all other contingencies as of the acquisition date, measured at their acquisition-date fair values, only if it is more likely than not that they meet the definition of an asset or a liability. Any acquisition-related costs are to be expensed instead of capitalized. Additionally, restructuring expenses generally must be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS No. 141(R) /ASC Topic No. 805-10 applies prospectively to business combinations for which the acquisition date is on or after July 1, 2009, including the Company’s acquisition of an 85% ownership interest in AUTOonline Gmbh In-formationssysteme which closed on October 1, 2009 (Note 13).

New Accounting Pronouncements Not Yet Adopted

In September 2009, the FASB reached a consensus on two new pronouncements: Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements, and ASU No. 2009-14, Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements. These new pronouncements are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact that adoption of these EITFs will have on its consolidated financial statements.

In December 2008, the FASB issued FSP No. FAS 132R-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which was primarily codified into ASC Topic No. 715-20-55, Compensation – Retirement Benefits. FSP No. FAS 132R-1/ASC Topic No. 715-20-55 requires additional annual disclosures for defined benefit pension plans. FSP No. FAS 132R-1/ASC Topic No. 715-20-55 is effective for the Company’s annual consolidated financial statements for fiscal year 2010.

2. Net Income Attributable to Solera Holdings, Inc. Per Common Share

The Company’s restricted common shares subject to repurchase and restricted stock units settled in shares of common stock upon vesting have the nonforfeitable right to receive dividends on an equal basis with common stock and therefore are considered participating securities that must be included in the calculation of net income per share using the two-class method. Under the two-class method, basic and diluted net income per share is determined by calculating net income per share for common stock and participating securities based on the cash dividends paid and participation rights in undistributed earnings. Diluted net income per share also considers the dilutive effect of in-the-money stock options, calculated using the treasury stock method. Under the treasury stock method, the amount of assumed proceeds from unexercised stock options includes the amount of compensation cost attributable to future services not yet recognized, proceeds from the exercise of the options, and the incremental income tax benefit or liability as if the options were exercised during the period.

SOLERA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The computation of basic and diluted net income attributable to Solera Holdings, Inc. per common share using the two-class method is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,
	2009	2008
Basic net income attributable to Solera Holdings, Inc. per common share calculation
Net income attributable to Solera Holdings, Inc.	$19,983	$14,347
Less: Dividends paid and undistributed earnings allocated to participating securities	(188)	(173)

Net income attributable to common shares - basic	$19,795	$14,174

Weighted-average number of common shares	69,577	64,881
Less: Weighted-average common shares subject to repurchase	(286)	(516)

Weighted-average number of common shares used to compute basic net income attributable to Solera Holdings, Inc. per common share	69,291	64,365

Basic net income attributable to Solera Holdings, Inc. per common share	$0.29	$0.22

Diluted net income attributable to Solera Holdings, Inc. per common share calculation
Net income attributable to Solera Holdings, Inc.	$19,983	$14,347
Less: Dividends paid and undistributed earnings allocated to participating securities	(187)	(173)

Net income attributable to common shares - diluted	$19,796	$14,174

Weighted-average number of common shares used to compute basic net income attributable to Solera Holdings, Inc. per common share	69,291	64,365
Dilutive effect of options to purchase common stock	67	80

Weighted-average number of common shares used to compute diluted net income attributable to Solera Holdings, Inc. per common share	69,358	64,445

Diluted net income attributable to Solera Holdings, Inc. per common share	$0.29	$0.22

The following securities that could potentially dilute earnings per share in the future are not included in the determination of diluted net income attributable to Solera Holdings, Inc. per common share (in thousands):

	Three Months Ended September 30,
	2009	2008
Antidilutive options to purchase common stock	107	87
Participating securities	—	1

In accordance with FSP No. EITF 03-6-1/ASC Topic No. 260-10-45, the Company’s basic and diluted net income attributable to Solera Holdings, Inc. per common share amounts have been recast from amounts previously reported as follows:

	As Previously Reported		As Recast
	Basic	Diluted	Basic	Diluted
Fiscal Year 2009:
Three months ended September 30, 2008	$0.22	$0.22	$0.22	$0.22
Three months ended December 31, 2008	0.30	0.29	0.29	0.29
Six months ended December 31, 2008	0.52	0.52	0.51	0.51
Three months ended March 31, 2009	0.17	0.17	0.17	0.17
Nine months ended March 31, 2009	0.69	0.68	0.68	0.68
Three months ended June 30, 2009	0.17	0.17	0.17	0.17
Fiscal year ended June 30, 2009	0.86	0.85	0.85	0.85
Fiscal Year 2008:
Fiscal year ended June 30, 2008	0.01	0.01	0.01	0.01

SOLERA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Restructuring Charges

The objectives of the Company’s restructuring initiatives have been to eliminate waste and improve operational efficiencies. The restructuring reserves are included in accrued expenses and other current liabilities and other liabilities in the accompanying condensed consolidated balance sheets. All amounts incurred in connection with the Company’s restructuring activities are recorded in restructuring charges in the accompanying condensed consolidated statements of income.

The following table summarizes the activity in the restructuring reserves for the three months ended September 30, 2009 (in thousands):

	Employee Termination Benefits	Lease-Related Charges	Total
Balance at June 30, 2009	$8,888	$2,078	$10,966
Restructuring charges (1)	1,039	—	1,039
Cash payments	(2,055)	(136)	(2,191)
Effect of foreign exchange	230	—	230

Balance at September 30, 2009	$8,102	$1,942	$10,044

(1)	Depreciation expense associated with property and equipment to be abandoned in connection with restructuring activities of $690,000 is also included in restructuring charges in the accompanying condensed consolidated statement of income for the three months ended September 30, 2009.

SOLERA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In April 2009, the Company initiated a restructuring plan in its Americas segment (the “Americas 2009 Plan”). The primary objective of the Americas 2009 Plan is the relocation of certain business delivery and general and administrative functions to the Company’s corporate headquarters in San Diego, California, as well as to Mexico, and the closure of the Company’s facility in San Ramon, California. Under the Americas 2009 Plan, the Company anticipates terminating approximately 120 employees and incurring expenses related to termination benefits of approximately $3,000,000, of which $2,348,000 remains unpaid at September 30, 2009. The remaining unpaid termination benefits under the Americas 2009 Plan are expected to be paid by the end of fiscal year 2010. Additionally, the Company expects to vacate the remaining floor it occupies at its leased facility in San Ramon during fiscal year 2010. Upon vacating the facility, the remaining lease obligation related to the floor will be approximately $6,100,000, which will be paid over the remaining lease term of approximately four years. The Company is in the process of attempting to locate a sublease tenant for the San Ramon facility. However, no assurance can be given that a sublease tenant will be located or a sublease agreement will be executed on favorable terms to the Company. As a result of vacating the San Ramon facility, the Company expects to incur a charge in fiscal year 2010 of up to the remaining lease obligation depending upon the timing and amount of any sublease.

In June 2008, the Company initiated a restructuring plan in its EMEA segment (the “EMEA 2008 Plan”), which was designed to create a more efficient and flexible employee work force for parts of its EMEA segment. Under the EMEA 2008 Plan, the Company terminated approximately 64 employees and incurred termination benefits of approximately $10,364,000, of which $5,190,000 remains unpaid at September 30, 2009. The remaining unpaid termination benefits under the EMEA 2008 Plan are expected to be paid by the end of fiscal year 2011. Of the termination benefits incurred under the EMEA 2008 Plan, approximately $849,000 resulted from the termination of 14 employees in connection with an acquisition and, accordingly, was recorded as a component of goodwill as of the purchase date.

In February 2008, the Company initiated a restructuring plan in its Americas segment (the “Americas 2008 Plan”), which was designed to create a more efficient and flexible employee workforce across the Americas segment. Under the Americas 2008 Plan, the Company terminated approximately 168 employees and incurred employee termination benefits of approximately $3,598,000, of which $55,000 remains unpaid at September 30, 2009. The remaining unpaid termination benefits under the Americas 2008 Plan are expected to be paid by the end of fiscal year 2010.

In 2007, the Company initiated a restructuring plan in its Americas segment (the “Americas 2007 Plan”), which was designed to create appropriate resource levels and efficiencies for various functional groups across the Americas segment. Under the Americas 2007 Plan, the Company terminated approximately 112 employees and incurred employee termination benefits of approximately $2,323,000, which were fully paid in fiscal year 2008. Additionally, in connection with the Americas 2007 Plan, the Company incurred a lease-related liability of $3,589,000 representing the remaining lease obligations related to the vacated portion of a leased facility, net of estimated future sublease income. At September 30, 2009, the remaining lease-related liability under Americas 2007 Plan was $1,942,000, which will be paid over the remaining lease term of 3.8 years.

In 2007, the Company initiated a restructuring plan in its EMEA segment (the “EMEA 2007 Plan”), which was designed to create a more efficient and flexible employee workforce for parts of its European operations in the EMEA segment. Under the EMEA 2007 Plan, the Company terminated approximately 45 employees and incurred employee termination benefits of approximately $5,015,000, of which $463,000 remains unpaid at September 30, 2009. The remaining unpaid termination benefits under the EMEA 2007 Plan are expected to be paid by the end of fiscal year 2011.

SOLERA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the restructuring charges incurred for each restructuring plan for the periods presented (in thousands):

	EMEA 2007	EMEA 2008	Americas 2007	Americas 2008	Americas 2009	Other	Total
Three Months Ended September 30, 2009:
Employee termination benefits	$—	$—	$—	$(24)	$1,063	$—	$1,039
Other	—	—	—	—	690	—	690

Total restructuring charges	$—	$—	$—	$(24)	$1,753	$—	$1,729

Three Months Ended September 30, 2008:
Employee termination benefits	$—	$—	$2	$469	$—	$—	$471

Total restructuring charges	$—	$—	$2	$469	$—	$—	$471

All of the restructuring charges incurred during the three months ended September 30, 2009 and 2008 are related to our Americas segment.

4. Stockholders’ Equity and Redeemable Noncontrolling Interests

The following table sets forth a reconciliation of stockholders’ equity and redeemable noncontrolling interests for the three months ended September 30, 2009 and 2008 (in thousands):

	Stockholders’ Equity Attributable to Solera Holdings, Inc.
	Common Shares		Accumulated Other Comprehensive Income	Accumulated Deficit	Total Solera Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares	Amount
Balance at June 30, 2009	69,531	$526,547	$3,113	$(52,332)	$477,328	$6,929	$484,257	$92,012
Repurchase of common shares	—	(3)	—	—	(3)	—	(3)	—
Stock-based compensation	—	1,488	—	—	1,488	—	1,488	—
Issuance of common shares under employee stock purchase plan	11	232	—	—	232	—	232	—
Issuance of common shares under stock award plans, net	92	433	—	—	433	—	433	—
Dividends paid on common stock and participating securities	—	—	—	(4,375)	(4,375)	—	(4,375)	—
Change in fair value of redeemable noncontrolling interests	—	1,346	—	—	1,346	—	1,346	(1,346)
Components of comprehensive income:
Net income	—	—	—	19,983	19,983	738	20,721	1,406
Foreign currency translation adjustments	—	—	12,701	—	12,701	84	12,785	3,498
Unrealized gain on derivative instruments, net of tax	—	—	505	—	505	—	505	—

Total comprehensive income					33,189	822	34,011	4,904

Dividends paid to noncontrolling owners	—	—	—	—	—	(1,029)	(1,029)	—

SOLERA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Stockholders’ Equity Attributable to Solera Holdings, Inc.
	Common Shares		Accumulated Other Comprehensive Income	Accumulated Deficit	Total Solera Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares	Amount
Balance at September 30, 2009	69,634	$530,043	$16,319	$(36,724)	$509,638	$6,722	$516,360	$95,570

	Stockholders’ Equity Attributable to Solera Holdings, Inc.
	Common Shares		Accumulated Other Comprehensive Income	Accumulated Deficit	Total Solera Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares	Amount
Balance at June 30, 2008	64,816	$437,911	$52,930	$(110,157)	$380,684	$6,054	$386,738	$95,000
Stock-based compensation	—	1,568	—	—	1,568	—	1,568	—
Issuance of common shares under employee stock purchase plan	10	220	—	—	220	—	220	—
Issuance of common shares under stock award plans, net	113	685	—	—	685	—	685	—
Change in fair value of redeemable noncontrolling interests	—	1,250	—	—	1,250	—	1,250	(1,250)
Components of comprehensive income:
Net income	—	—	—	14,347	14,347	717	15,064	1,373
Foreign currency translation adjustments	—	—	(34,034)	—	(34,034)	(512)	(34,546)	(8,205)
Unrealized gain on derivative instruments, net of tax	—	—	(2,375)	—	(2,375)	—	(2,375)	—

Total comprehensive income					(22,062)	205	(21,857)	(6,832)

Balance at September 30, 2008	64,939	$441,634	$16,521	$(95,810)	$362,345	$6,259	$368,604	$86,918

5. Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following (in thousands):

	Three Months Ended September 30,
	2009	2008
Net income	$22,127	$16,437
Other comprehensive income (loss):
Foreign currency translation adjustments	16,283	(42,751)
Unrealized gain (loss) on derivative financial instruments, net of tax	505	(2,375)

Total comprehensive income (loss)	38,915	(28,689)
Less: Comprehensive income (loss) attributable to noncontrolling interests	5,726	(6,627)

SOLERA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three Months Ended September 30,
	2009	2008
Comprehensive income (loss) attributable to Solera Holdings, Inc.	$33,189	$(22,062)

The majority of the Company’s assets and liabilities, including goodwill, intangible assets and long-term debt, are carried in functional currencies other than the U.S. dollar, primarily the Euro. The Company re-measures its local currency assets and liabilities in U.S. dollars based on the exchange rate at the end of the reporting period. As noted in the table above, these re-measurements resulted in a foreign currency translation adjustment of $12.7 million during the three months ended September 30, 2009, which was caused by a weakening in the value of the U.S. dollar versus certain foreign currencies, including the Euro. Generally, the weakening of the U.S. dollar during the three months ended September 30, 2009 resulted in increases to the U.S. dollar value of certain of the Company’s assets and liabilities from June 30, 2009 to September 30, 2009, as presented in the accompanying condensed consolidated balance sheets, although the corresponding local currency balances may have decreased or remain unchanged.

6. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company’s assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy(in thousands):

		Fair Value Measurements at September 30, 2009 Using:
	Fair Value at September 30, 2009	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$246,773	$246,773	$—	$—
Short-term investments	12,403	12,403	—	—
Restricted cash (1)	2,340	2,340	—	—
Derivative financial instruments (2)	22,267	—	22,267	—
Redeemable noncontrolling interests	95,570	—	—	95,570

(1)	Included in other current assets and other noncurrent assets in the accompanying condensed consolidated balance sheet.
(2)	Included in other noncurrent liabilities in the accompanying condensed consolidated balance sheet.

Cash and cash equivalents, short-term investments and restricted cash. The Company’s cash and cash equivalents, short-term investments and restricted cash primarily consist of bank deposits, money market funds and bank certificates of deposit. The fair value of the Company’s cash and cash equivalents, short-term investments and restricted cash are determined using quoted market prices for identical assets (Level 1 inputs).

Derivative financial instruments. The Company’s derivative financial instruments at September 30, 2009 consisted entirely of interest rate swaps. The Company estimates the fair value of its interest rate swaps using industry standard valuation techniques to extrapolate future reset rates from period-end yield curves and standard valuation models based on a discounted cash flow model. Market-based observable inputs including spot and forward rates, volatilities and interest rate curves at observable intervals are used as inputs to the models (Level 2 inputs).

Redeemable noncontrolling interests. The Company estimates the fair value of its noncontrolling interests through an income approach, utilizing a discounted cash flow model, and a market approach, which considers comparable companies and transactions (Level 3 inputs).

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

SOLERA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following table summarizes the activity in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(In thousands)	Redeemable Noncontrolling Interests
Balance at June 30, 2009	$92,012
Net income attributable to noncontrolling interests	1,406
Change in fair value	(1,346)
Effect of foreign exchange	3,498

Balance at September 30, 2009	$95,570

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

No assets or liabilities were required to be measured at fair value on a nonrecurring basis during the three months ended September 30, 2009.

Fair Value of Other Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short-term nature. The carrying amounts of the Company’s senior secured credit facility approximate its fair value at September 30, 2009 and June 30, 2009, respectively, due to its variable interest rate. The estimated fair value of the note issued to the seller in connection with the Company’s acquisition of HPI was approximately $19,593,000 and $20,081,000 at September 30, 2009 and June 30, 2009, respectively. The Company determined the fair value of the note payable using a discounted cash flow model with a discount rate of 5.0%, which represents the weighted average interest rate on the senior secured credit facility.

7. Derivative Financial Instruments

In the normal course of business, the Company is exposed to interest rate changes and foreign currency fluctuations. The Company strives to limit these risks through the use of derivatives such as interest rate swaps. Derivatives are not used for speculative purposes.

In June 2007, the Company entered into three U.S. dollar-based interest rate swaps (“U.S. dollar interest rate swaps”) and three Euro-based interest rate swaps (“Euro interest rate swaps”). The following table summarizes the fair value of the Company’s derivative financial instruments, which are included in other noncurrent liabilities in the accompanying condensed consolidated balance sheets (in thousands):

	September 30, 2009	June 30, 2009
U.S. dollar interest rate swaps	$12,667	$13,271
Euro interest rate swaps	9,600	9,623

Total	$22,267	$22,894

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

SOLERA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the outstanding derivatives designated as cash flow hedges as of September 30, 2009 (in thousands):

Type	Fixed Rate	Start Date of Swap	End Date of Swap	Notional Amount Outstanding
U.S. dollar interest rate swap	5.4450%	06/29/2007	6/30/2011	$50,000
U.S. dollar interest rate swap	5.4180%	06/29/2007	6/30/2011	$59,365
U.S. dollar interest rate swap	5.4450%	06/29/2007	6/30/2011	$75,000
Euro interest rate swap	4.6030%	06/29/2007	6/30/2011	€22,322
Euro interest rate swap	4.6790%	06/29/2007	6/30/2011	€50,000
Euro interest rate swap	4.6850%	06/29/2007	9/30/2010	€60,000

The following table summarizes the effect of the interest rate swaps on the condensed consolidated statement of income and accumulated other comprehensive income (“AOCI”) for the three months ended September 30, 2009 (in thousands):

Derivative Financial Instruments	Gain (Loss) Recognized in AOCI on Derivatives (1)	Location of Gain (Loss) Reclassified from AOCI into Income (1)	Gain (Loss) Reclassified from AOCI into Income (1)	Location of Gain (Loss) Recognized in Income on Derivatives (2)	Gain (Loss) Recognized in Income on Derivatives (2)
U.S. dollar interest rate swaps	$(1,762)	Interest Expense	$(2,314)	Interest Expense	$36
Euro interest rate swaps	(1,791)	Interest Expense	(1,744)	Interest Expense	16

Total	$(3,553)		$(4,058)		$52

(1)	Effective portion.
(2)	Ineffective portion and amount excluded from effectiveness testing.

8. Share-based Compensation

Share-Based Award Activity

The following table summarizes restricted stock award and restricted stock unit activity during the three months ended September 30, 2009 (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at June 30, 2009	657	$13.60
Granted	54	$25.55
Vested	(88)	$10.27
Forfeited	(14)	$6.00

Nonvested at September 30, 2009	609	$14.82

The following table summarizes stock option activity during the three months ended September 30, 2009 (shares in thousands):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2009	1,463	$23.06
Granted	173	$25.56
Exercised	(32)	$16.69
Canceled	(58)	$22.03

Outstanding at September 30, 2009	1,546	$23.45	8.1	$11,830

Exercisable at September 30, 2009	397	$22.92	8.4	$3,255

Of the stock options outstanding at September 30, 2009, approximately 1,458,000 are expected to vest.

SOLERA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Cash received from the exercise of stock options was $531,000 during the three months ended September 30, 2009. The intrinsic value of stock options exercised during the three months ended September 30, 2009 and 2008 totaled $345,000 and $569,000, respectively.

Valuation of Share-Based Awards

The Company utilized the Black-Scholes option pricing model for estimating the grant date fair value of stock options granted during the three months ended September 30, 2009 and 2008 with the following assumptions:

	Risk-Free Interest Rate	Expected Term (in years)	Weighted Average Expected Stock Price Volatility	Expected Dividend Yield	Weighted Average Per Share Grant Date Fair Value
Three Months Ended September 30, 2009	2.3%	4.7	29%	1.0%	$6.69
Three Months Ended September 30, 2008	3.2%	6.1	27%	0.0%	$9.69

The risk-free interest rates are based on the implied yield available on U.S. Treasury constant maturities in effect at the time of the grant with remaining terms equivalent to the respective expected terms of the options. Because the Company has a limited history of stock option exercises, the expected award life was determined using the “simplified method” described in SAB No. 110, Share-Based Payments. The expected volatility was determined based on a combination of implied market volatilities, historical volatility of the Company’s stock price and other factors. The dividend yield of 1.0% is based on the Company’s quarterly dividend of $0.0625 per share declared and paid during the three months ended September 30, 2009.

The fair value of restricted stock awards and restricted stock units is based on the market price of the Company’s common stock on the date of grant and approximates their intrinsic value.

Share-Based Compensation Expense

Share-based compensation expense, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income, was $1,488,000 and $1,568,000 for the three months ended September 30, 2009 and 2008, respectively. At September 30, 2009, the estimated total remaining unamortized compensation expense, net of forfeitures, associated with share-based awards was $16,323,000 which is expected to be recognized over a weighted-average period of 2.9 years.

9. Defined Benefit Pension Plans

The Company’s foreign subsidiaries sponsor various defined benefit plans and individual defined benefit arrangements covering certain eligible employees. The benefits under these pension plans are based on years of service and compensation levels. Funding is limited to statutory requirements.

The components of net pension expense were as follows (in thousands):

	Three Months Ended September 30,
	2009	2008
Service cost — benefits earned during the period	$673	$735
Interest cost on projected benefits	973	881
Expected return on plan assets	(727)	(773)
Amortization of gain	(71)	—

Net pension expense	$848	$843

10. Provision For Income Taxes

The Company recorded an income tax provision of $6,531,000 and $9,009,000 for the three months ended September 30, 2009 and 2008, respectively. The expected tax provision derived from applying the federal statutory rate to the Company’s income before income taxes for the three months ended September 30, 2009 differed from the Company’s recorded income tax provision primarily due to lower foreign income tax rates in certain jurisdictions whose earnings are considered indefinitely reinvested. These benefits are offset by valuation allowance recorded on certain foreign losses that do not meet the more-likely-than not standard of realizability and foreign withholding tax liabilities.

SOLERA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

ASC Topic No. 740-10, Income Taxes, prescribes that a tax position is required to meet a minimum recognition threshold before being recognized in the financial statements. Gross unrecognized tax benefits as of September 30, 2009 and June 30, 2009 are $8,802,000 and $7,821,000, respectively. No significant interest and penalties have been accrued during fiscal year 2010. Pursuant to the acquisition agreement dated February 8, 2006 between ADP and Solera, ADP has indemnified Solera for all tax liabilities related to the pre-acquisition period attributable to CSG. The Company is liable for any tax assessments for the post-acquisition period for its U.S. and foreign jurisdictions. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next twelve months.

11. Contingent Purchase Consideration

In connection with the acquisition of HPI in December 2008, the Company is required to make contingent future cash payments up to a maximum aggregate amount of approximately $7,643,000 (£4,800,000) if HPI achieves certain financial performance targets through December 31, 2011. Additionally, in connection with another acquisition consummated in fiscal year 2009, the Company is required to make contingent future cash payments of up to a maximum aggregate amount of approximately $8,400,000 based on the achievement of certain financial performance targets. If earned, these contingent future cash payments will be recognized as additional goodwill once the contingency is resolved and the amounts are due and payable.

Of the contingent future cash payments that may be earned in relation to these acquisitions, a contingent cash payment of approximately $450,000 was earned in fiscal year 2009 and has been recognized as additional goodwill. Of the amount earned, approximately $170,000 has been paid through September 30, 2009.

12. Segment and Geographic Information

The Company manages its business operations through two strategic business units. Based upon the information reported to the chief operating decision maker, who is the Chief Executive Officer, the Company has the following two reportable segments: EMEA and Americas. The EMEA business unit encompasses the Company’s operations in Europe, the Middle East, Africa, Asia and Australia. The Americas business unit encompasses the Company’s operations in North America, and Central and South America.

Based on management fee studies, the Company’s Corporate segment allocates certain costs related to providing services to its reportable segments. These costs are managed at the Corporate level and include costs related to financing activities, business development and oversight, and tax, audit and other professional fees of the Company. The Company evaluates the performance of its reportable segments based on income before income taxes:

(in thousands)	EMEA	Americas	Corporate	Total
Three Months Ended September 30, 2009:
Revenues	$99,115	$51,654	$—	$150,769
Income (loss) before provision for income taxes	31,741	13,729	(16,812)	28,658
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	14,634	7,001	—	21,635
Interest expense	385	49	8,330	8,764
Other (income) expense, net	568	(198)	44	414
Total assets at end of period	1,180,325	276,322	4,718	1,461,365
Capital expenditures	5,617	3,854	—	9,471
Three Months Ended September 30, 2008:
Revenues	$90,319	$52,673	$—	$142,992
Income (loss) before provision for income taxes	29,020	11,984	(15,558)	25,446
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	13,024	8,206	6	21,236
Interest expense	16	70	10,980	11,066
Other (income) expense, net	(2,227)	(62)	(1,209)	(3,498)
Total assets at end of period	951,794	291,957	9,674	1,253,425
Capital expenditures	2,031	3,664	—	5,695

Geographic revenue information is based on the location of the customer. For the three months ended September 30, 2009, no single country other than the United States, the United Kingdom and Germany accounted for 10% or more of consolidated revenue and/or consolidated property and equipment.

SOLERA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(in thousands)	Europe *	United States	United Kingdom	Germany	All Other	Total
Three Months Ended September 30, 2009:
Revenues	$57,498	$35,097	$24,007	$14,882	$19,285	$150,769
Property and equipment, net at end of period	5,074	20,514	19,363	7,676	3,826	56,453
Three Months Ended September 30, 2008:
Revenues	$58,944	$36,579	$13,900	$15,178	$18,391	$142,992
Property and equipment, net at end of period	5,443	22,740	7,629	7,686	2,980	46,478

*	Excludes the United Kingdom and Germany.

13. Subsequent Events

On October 1, 2009, the Company completed the acquisition of an 85% ownership interest in AUTOonline GmbH In-formationssysteme (“AUTOonline”), a German limited liability company, for a cash payment of approximately €59.5 million ($87 million) which is subject to certain adjustments. AUTOonline provides a leading European eSalvage vehicle exchange platform.

On November 3, 2009, the Company announced that the audit committee of its board of directors approved the payment of a quarterly cash dividend of $0.0625 per share of outstanding of common stock and per outstanding restricted stock unit payable on December 21, 2009 to stockholders and restricted stock unit holders of record at the close of business on November 23, 2009.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE

SECURITIES LITIGATION REFORM ACT OF 1995

This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are identified by the use of terms and phrases such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend” “may”, “plan”, “predict”, “project” and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies and include, but are not limited to, statements about: changes in the amount of our existing unrecognized tax benefits; our revenue mix; factors that may effect our future operating results, including our business volume; the impact of currency exchange rate fluctuations on our financial results; our expectations regarding equity-related expenses; our income taxes; restructuring plans, potential restructuring charges and their impact on our revenues; our operating expense growth and operating expenses as a percentage of our revenues; stability of our development and programming costs; growth of our selling, general and administrative expenses; decrease of total depreciation and amortization expense; decrease in interest expense and possible impact of acquisitions or future foreign currency fluctuations; our use of cash and liquidity position going forward; cash needs to service our debt; and the possible affects of the global economic downturn on our business and operations.

Actual results could differ materially from those projected, implied or anticipated by our forward-looking statements. Some of the factors that could cause actual results to differ include: those set forth in the sections titled “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere as described in this Quarterly Report on Form 10-Q. These factors include, but are not limited to: our reliance on a limited number of customers for a substantial portion of our revenues; effects of competition on our software and service pricing and our business; unpredictability and volatility of our operating results, which include the volatility associated with foreign currency exchange risks or changes in the amount of our income tax provision (benefit); effects of the global economic downturn on demand for or utilization of our products and services; risks associated with and possible negative consequences of acquisitions, joint ventures, divestitures and similar transactions, including risks related to our ability to successfully integrate HPI and AUTOonline; our ability to increase market share, successfully introduce new software and services and expand our operations to new geographic locations; time and expenses associated with customers switching from competitive software and services to our software and services; rapid technology changes in our industry; effects of changes in or violations by us or our customers of government regulations; costs and possible future losses or impairments relating to our acquisitions; use of cash to service our debt; country-specific risks associated with operating in multiple countries; and other factors that are described from time to time in our periodic filings with the Securities and Exchange Commission (“SEC”), including those set forth in this filing in Part II, Item 1A – “Risk Factors.”

All forward-looking statements are qualified in their entirety by this cautionary statement, and we undertake no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2009 filed with the SEC on August 31, 2009. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

All percentage amounts and ratios were calculated using the underlying data in whole dollars and may reflect rounding adjustments. Operating results for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for any future period. We describe the effects on our results that are attributed to the change in foreign currency exchange rates by measuring the incremental difference between translating the current and prior period results at the monthly average rates for the same period from the prior year.

Overview of the Business

We are the leading global provider of software and services to the automobile insurance claims processing industry. We also provide products and services that complement our insurance claims processing software and services, including used vehicle validation, fraud detection software and services and disposition of salvaged vehicles. Our automobile insurance claims processing customers include insurance companies, collision repair facilities, independent assessors and automotive recyclers. We help our customers:

•	estimate the costs to repair damaged vehicles and determine pre-collision fair market values for vehicles damaged beyond repair;

•	automate and outsource steps of the claims process that insurance companies have historically performed internally; and

•	improve their ability to monitor and manage their businesses through data reporting and analysis.

We serve over 72,000 customers and are active in more than 50 countries with approximately 2,200 employees. Our customers include more than 1,500 automobile insurance companies, 36,000 collision repair facilities, 7,000 independent assessors and 29,000 automotive recyclers and auto dealers. We derive revenues from many of the world’s largest automobile insurance companies, including each of the ten largest automobile insurance companies in Europe and at least nine of the ten largest automobile insurance companies in North America.

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

The table below sets forth our revenues by reportable segment and as a percentage of our total revenues for the periods indicated (dollars in millions):

	Three Months Ended September 30,
	2009		2008
EMEA	$99.1	65.7%	$90.3	63.2%
Americas	51.7	34.3	52.7	36.8

Total	$150.8	100.0%	$143.0	100.0%

Set forth below is our revenues from each of our principal customer categories and as a percentage of revenues for the periods indicated (dollars in millions):

	Three Months Ended September 30,
	2009		2008
Insurance companies	$59.7	39.6%	$60.4	42.3%
Collision repair facilities	53.9	35.7	53.5	37.4
Independent assessors	15.0	10.0	14.6	10.2
Automotive recyclers and others	22.2	14.7	14.5	10.1

Total	$150.8	100.0%	$143.0	100.0%

During the three months ended September 30, 2009, the United States and the United Kingdom were the only countries that individually represented more than 10% of total revenues.

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

Systems Development and Programming Costs

Systems development and programming costs include compensation and benefit costs for our product development and product management personnel; other costs related to our product development and product management functions; and costs related to external software consultants involved in systems development and programming activities.

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

Income Tax Provision

Income taxes have been provided for all items included in the statements of income included herein, regardless of when such items were reported for tax purposes or when the taxes were actually paid or refunded.

Net Income Attributable to Noncontrolling Interests

Several of our customers own noncontrolling interests in five of our local operating subsidiaries. Net income attributable to noncontrolling interests reflect such customers’ proportionate interest in the earnings of such operating subsidiaries.

Factors Affecting Our Operating Results

Below is a summary description of several external factors that have or may have an effect on our operating results.

Foreign currency. During the three months ended September 30, 2009 and 2008, we generated approximately 77%, and 74% of our revenues, respectively, and incurred a majority of our costs, in currencies other than the U.S. dollar, primarily the Euro. We currently do not hedge our exposure to foreign currency risks. In our historical financial statements, we re-measure our local currency financial results in U.S. dollars based on average exchange rates prevailing during a reporting period or the exchange rate at the end of that period. These re-measurements resulted in foreign currency translation adjustments of $12.7 million, and $(34.0) million during the three months ended September 30, 2009 and 2008, respectively, which are recorded as a component of accumulated other comprehensive income in stockholders’ equity. Foreign currency transaction losses recognized in our consolidated statements of income during the three months ended September 30, 2009 and 2008 were $0.8 million for each period.

During the fifteen-month period ended September 30, 2009, the U.S. dollar has been volatile versus most major foreign currencies we use to transact our business. For example, one Euro was equal to approximately $1.58 on June 30, 2008, $1.44 on September 30, 2008, $1.41 on December 31, 2008, $1.32 on March 31, 2009, $1.40 on June 30, 2009 and $1.46 on September 30, 2009. During the three months ended September 30, 2009, the U.S. dollar weakened versus the Euro by approximately 4.3% as compared to an approximately 8.9% strengthening of the U.S. dollar versus the Euro during the three months ended September 30, 2008. The weakening of the U.S. dollar had a favorable comparable impact on our revenues, but an unfavorable comparable impact on our expenses for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.

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

•

Number of insurance claims made. In fiscal year 2009, the number of insurance claims for vehicle damage submitted by owners to their insurance carriers declined slightly in several of our markets, including some of our large western European markets. While we do not know whether the decline in the number of claims made is a result of fewer accidents, other factors, such as vehicle owners’ reluctance to pay the insurance policy deductible for vehicle repair, or a combination of factors, fewer claims made can reduce the transaction-based fees that we generate.

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

•

Penetration Rate of Vehicle Insurance. An increasing rate of procuring vehicle insurance will result in an increase in the number of insurance claims made for damaged vehicles. An increasing number of insurance claims submitted can increase the transaction-based fees that we generate for partial-loss and total-loss estimates. The rate of vehicle insurance is increasing in many of our less mature international markets. This is due in part to both increased regulation and increased use of financing in the purchase of new and used vehicles. We expect that the rate of vehicle insurance in our less mature international markets will continue to increase during the next twelve months.

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

Non-cash charges. We incurred pre-tax, non-cash share-based compensation charges of $1.5 million and $1.6 million during the three months ended September 30, 2009 and 2008, respectively. We expect to recognize additional pre-tax, non-cash share-based compensation charges related to share-based awards outstanding at September 30, 2009 of approximately $16.3 million ratably over the remaining weighted-average vesting period of 2.9 years.

Restructuring charges. We have incurred restructuring charges in each period presented and also expect to incur additional restructuring charges, primarily relating to termination benefits, over the next several quarters as we work to improve efficiencies in our business. These charges, consisting primarily of termination benefits, will reduce our cash balances. We do not expect reduced revenues or an increase in other expenses as a result of continued implementation of our restructuring initiatives.

Other factors. Other factors that have or may have an effect on our operating results include:

•	gain and loss of customers;

•	pricing pressures;

•	acquisitions, joint ventures or similar transactions;

•	expenses to develop new software or services; and

•	expenses and restrictions related to indebtedness.

We do not believe inflation has had a material effect on our financial condition or results of operations in recent years.

Results of Operations

Our results of operations include the results of operations of acquired companies from the date of the respective acquisitions.

The table below sets forth our results of operations data expressed as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,
	2009	2008
Revenues	100.0%	100.0%
Cost of revenues:
Operating expenses	21.9	23.3
Systems development and programming costs	11.0	11.3

Total cost of revenues (excluding depreciation and amortization)	32.9	34.6

	Three Months Ended September 30,
	2009	2008
Selling, general & administrative expenses	26.5	27.1
Depreciation and amortization	14.3	14.9
Restructuring charges	1.1	0.3
Interest expense	5.8	7.7
Other (income) expense, net	0.3	(2.4)

Income before provision for income taxes	19.0	17.8
Income tax provision	4.3	6.3

Net income	14.7	11.5
Less: Net income attributable to noncontrolling interests	1.4	1.5

Net income attributable to Solera Holdings, Inc.	13.3%	10.0%

The table below sets forth statement of income data, including the amount and percentage changes for the periods indicated (dollars in millions):

	Three Months Ended September 30,		Change
	2009	2008	$	%
Revenues	$150.8	$143.0	$7.8	5.4%
Cost of revenues:
Operating expenses	33.0	33.3	(0.3)	(0.9)
Systems development and programming costs	16.6	16.3	0.4	2.4

Total cost of revenues (excluding depreciation and amortization)	49.6	49.6	0.1	0.2
Selling, general and administrative expenses	39.9	38.7	1.2	3.1
Depreciation and amortization	21.6	21.2	0.4	1.9
Restructuring charges	1.7	0.5	1.3	267.2
Interest expense	8.8	11.1	(2.3)	(20.8)
Other (income) expense, net	0.4	(3.5)	3.9	(111.8)

Income before provision for income taxes	28.7	25.4	3.2	12.6
Income tax provision	6.5	9.0	(2.5)	(27.5)

Net income	22.1	16.4	5.7	34.6

Less: Net income attributable to noncontrolling interests	2.1	2.1	0.1	2.5

Net income attributable to Solera Holdings, Inc.	$20.0	$14.3	$5.6	39.3%

Revenues

During the three months ended September 30, 2009, revenues increased $7.8 million, or 5.4%, including the revenues from HPI, acquired in December 2008, of $11.4 million. After adjusting for changes in foreign currency exchange rates and excluding revenues from HPI, revenues increased $5.6 million, or 3.9%, during the three months ended September 30, 2009 resulting from growth in transaction and subscription revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

Our EMEA revenues increased $8.8 million, or 9.7%, to $99.1 million, including the revenues from HPI of $11.4 million. After adjusting for changes in foreign currency exchange rates and excluding revenues from HPI, EMEA revenues increased $4.7 million, or 5.2%, during the three months ended September 30, 2009 resulting from growth in transaction and subscription revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

Our Americas revenues decreased $1.0 million, or 1.9%, to $51.7 million. After adjusting for changes in foreign currency exchange rates, Americas revenues increased $0.9 million, or 1.7%, during the three months ended September 30, 2009 resulting from growth in transaction and subscription revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

Revenue growth (decline) for each of our customer categories was as follows (dollars in millions):

	Three Months Ended September 30, 2009		Three Months Ended September 30, 2008
Customer category	Revenue Growth	Percentage Change	Revenue Growth	Percentage Change
Insurance companies	$(0.7)	(1.2)%	$10.3	20.7%
Collision repair facilities	0.3	0.6	6.6	14.0
Independent assessors	0.5	3.0	1.4	10.5
Automotive recyclers and other	7.7	53.5	0.5	3.4

Total	$7.8	5.4%	$18.8	15.1%

Revenue growth (decline) for each of our customer categories after adjusting for changes in foreign currency exchange rates was as follows (dollars in millions):

	Three Months Ended September 30, 2009		Three Months Ended September 30, 2008
Customer category	Revenue Growth	Percentage Change	Revenue Growth	Percentage Change
Insurance companies	$3.4	5.6%	$6.9	13.8%
Collision repair facilities	4.4	8.2	4.8	10.2
Independent assessors	1.6	10.6	(0.1)	(0.5)
Automotive recyclers and other	9.5	66.1	(0.1)	(0.8)

Total	$18.9	13.2%	$11.5	9.3%

Operating expenses

During the three months ended September 30, 2009, operating expenses decreased $0.3 million, or 0.9%, including the operating expenses from HPI of $2.7 million. After adjusting for changes in foreign currency exchange rates and excluding the operating expenses of HPI, operating expenses decreased $1.6 million, or 4.7%, during the three months ended September 30, 2009 due primarily to reductions in operating expenses in our Americas segment, offset by increased operating expenses in our EMEA segment.

Our Americas operating expenses decreased $1.9 million, or 13.8%. After adjusting for changes in foreign currency exchange rates, Americas operating expenses decreased $1.5 million, or 10.5%, during the three months ended September 30, 2009 due principally to a $1.3 million decrease in personnel costs.

Our EMEA operating expenses increased $1.6 million, or 8.4%, including the operating expenses from HPI of $2.7 million. After adjusting for changes in foreign currency exchange rates and excluding the operating expenses of HPI, EMEA operating expenses decreased $0.1 million, or 0.5%, during the three months ended September 30, 2009 reflecting a $0.3 million decrease in personnel costs, offset by an increase of $0.2 million increase in third-party license fees.

Systems development and programming costs

During the three months ended September 30, 2009, systems development and programming costs (“SD&P”) increased $0.4 million, or 2.4%, including the SD&P from HPI of $0.6 million. After adjusting for changes in foreign currency exchange rates and excluding the SD&P of HPI, SD&P increased $0.3 million, or 2.0%, during the three months ended September 30, 2009 primarily due to increases in SD&P personnel expenses and professional fees in our Americas segment, offset by decreases in external development fees in our EMEA segment.

Our Americas SD&P increased $0.7 million, or 11.0%. After adjusting for changes in foreign currency exchange rates, Americas SD&P increased $0.8 million, or 12.9%, during the three months ended September 30, 2009 resulting from an increase in personnel and consulting costs.

Our EMEA SD&P decreased $0.3 million, or 2.5%, including the SD&P of HPI of $0.6 million. After adjusting for changes in foreign currency exchange rates and excluding the SD&P from HPI, EMEA SD&P decreased $0.4 million, or 4.1%, during the three months ended September 30, 2009 due to a $0.4 million decrease in external consulting costs associated with the development of software updates and new software releases.

Selling, general and administrative expenses.

During the three months ended September 30, 2009, selling, general and administrative expenses (“SG&A”) increased $1.2 million, or 3.1%, including the SG&A from HPI of $2.1 million. After adjusting for changes in foreign currency exchange rates and excluding the SG&A of HPI, SG&A increased $0.7 million, or 1.7%, primarily due to a $0.5 million increase in facilities costs, which primarily relates to our EMEA segment, and an increase of $0.3 million in professional fees primarily related to our acquisition of AUTOonline. The professional fees incurred in relation to our acquisition of AUTOonline were charged to results of operations as a result of our adoption of SFAS No. 141(R)/ASC Topic No. 805-10.

Notwithstanding the impact of fluctuations in the value of the U.S. dollar versus certain foreign currencies in which we transact business, we expect SG&A to continue to increase in the future as we continue to expand our business into new markets, incur costs related to acquisitions, similar transactions and related activities and continue to incur costs associated with being a public company.

Depreciation and amortization

During the three months ended September 30, 2009, depreciation and amortization increased by $0.4 million primarily due to a $2.9 million increase in depreciation and amortization resulting from our acquisition of HPI in fiscal year 2009, partially offset by lower intangibles amortization expense resulting from the CSG Acquisition and a strengthening of the U.S. dollar versus certain foreign currencies in which we transact business, which reduced depreciation and amortization by $0.4 million.

We generally amortize intangible assets on an accelerated basis to reflect the pattern in which the economic benefits of the intangible assets are realized. Although we expect to experience significant depreciation and amortization in the future as we amortize intangible assets acquired in the CSG Acquisition and our fiscal year 2009 and 2010 acquisitions, we anticipate that the amount of total depreciation and amortization expense will continue to decline over the next several years, subject to the effect of any future acquisitions and notwithstanding the impact of fluctuations in the value of the U.S. dollar versus certain foreign currencies in which we transact business,.

Restructuring charges

During the three months ended September 30, 2009 and 2008, we incurred restructuring charges of $1.7 million and $0.5 million, respectively, related to restructuring initiatives implemented in our Americas segment. These charges relate almost entirely to employee termination benefits.

We expect to incur additional restructuring charges, relating primarily to employee termination benefits and lease-related liabilities, for the remainder of fiscal year 2010 and future years as we continue to implement the Americas 2009 Plan and undertake additional efforts to improve efficiencies in our business.

Interest expense

During the three months ended September 30, 2009, interest expense decreased $2.3 million due to declines in interest rates that have lowered the variable interest rate on our outstanding indebtedness.

Notwithstanding the impact of fluctuations in the value of the U.S. dollar versus the Euro, we expect that our annual interest expense will continue to decrease as we repay outstanding indebtedness, assuming no additional borrowings, including borrowings to finance any future acquisitions.

Other (income) expense, net

During the three months ended September 30, 2009, other (income) expense, net decreased $3.9 million due to a $3.0 million gain resulting from our foreign currency option which was sold in November 2008, and a decrease in interest income of $0.8 million due to lower global interest rates.

Income tax provision

During the three months ended September 30, 2009, we recorded an income tax provision of $6.5 million, which resulted in an effective tax rate of 22.8%. During the three months ended September 30, 2008, we recorded an income tax provision of $9.0 million, which resulted in an effective tax rate of 35.4%. The decrease in the effective tax rate during the three months ended September 30, 2009 was primarily attributable to a shift in the jurisdictional mix of taxable income. The Company’s effective tax rate for the three month period ended September 30, 2009 is not necessarily indicative of the effective tax rate that may be expected for fiscal year 2010.

Factors that impact our income tax provision include, but are not limited to, the mix of jurisdictional earnings, establishment of valuation allowances in certain jurisdictions, and varying jurisdictional income tax rates. Changes in tax laws or tax rulings may have a significantly adverse impact on our effective tax rate. There have been proposed changes to the U.S. international tax laws, including changes that would limit U.S. tax deductions for expenses related to un-repatriated foreign-source income and modify the U.S. foreign tax credit that, if enacted, could have a significant adverse impact on our effective tax rate.

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

In May 2007, we entered into an amended and restated senior secured credit facility, which provides us with the following borrowing commitments: a $50.0 million revolving credit facility, a $230.0 million U.S. term loan and a €280.0 million European term loan. As of September 30, 2009, we had $215.9 million and $376.1 million (€257.8 million) in outstanding loans under the U.S. term loan and European term loan, respectively, with interest rates of 2.1% and 2.5%, respectively. No borrowings were outstanding under the revolving credit facility at September 30, 2009.

The amended and restated senior secured credit facility contains a leverage ratio, which is applicable only if specified minimum borrowings are outstanding during a quarter. In addition, the amended and restated senior secured credit facility contains covenants restricting us from undertaking specified corporate actions, including asset dispositions, acquisitions, payment of dividends and other specified payments, changes of control, incurrence of indebtedness, creation of liens, making loans and investments and transactions with affiliates.

Pursuant to agreements entered into prior to the CSG Acquisition, the noncontrolling stockholders of certain of our majority-owned subsidiaries have the right to require us to redeem their shares at the then fair market value. The estimated fair market value of these redeemable noncontrolling interests was $95.6 million at September 30, 2009. We do not have any indication that the exercise of these redemption rights is probable within the next twelve months. Further, we do not believe the occurrence of conditions precedent to the exercise of certain of these redemption rights is probable within the next twelve months. If the redemption rights were exercised, we believe that we have sufficient liquidity to fund such redemptions but such redemptions may require a waiver under our senior secured credit facility. Obtaining such a waiver would be subject to conditions prevalent in the capital markets at that time, and could involve changes to the terms of our senior secured credit facility, including changes that could result in us incurring additional interest expense. If we were not able to obtain such a waiver, we could be in breach of our senior secured credit facility or in breach of our agreements with the noncontrolling stockholders.

As of September 30, 2009 and June 30, 2009, we had unrestricted cash and cash equivalents and short-term investments of $259.2 million and $235.4 million, respectively.

We believe that our existing unrestricted cash, cash equivalents and short-term investments, cash flow from operating activities and borrowings under our amended and restated senior credit facility will be sufficient to fund currently anticipated working capital, planned capital spending and debt service requirements for at least the next twelve months. We regularly review acquisition and other strategic opportunities, which may require additional debt or equity financing. We currently do not have any material pending agreements with respect to any acquisition or strategic opportunity. If we raise additional funds by issuing equity securities, further dilution to our then-existing stockholders may result. Additional debt financing may include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any equity or debt financing may contain terms, such as liquidation and other preferences that are not favorable to us or our stockholders.

On September 28, 2009, we paid a quarterly cash dividend of $0.0625 per share outstanding of common stock and per outstanding restricted stock unit to stockholders and restricted stock unit holders of record at the close of business on September 18, 2009. The aggregate dividend payment was approximately $4.4 million. On November 3, 2009, the Company announced that the audit committee of its board of directors approved the payment of a quarterly cash dividend of $0.0625 per share of outstanding of common stock and per outstanding restricted stock unit payable on December 21, 2009 to stockholders and restricted stock unit holders of record at the close of business on November 23, 2009. Any determination to pay dividends in future periods will be at the discretion of our board of directors.

The following summarizes our primary sources and uses of cash in the periods presented (in millions):

	Three Months Ended September 30,
	2009	2008	Change
Operating activities	$30.4	$33.8	$(3.4)
Investing activities	(8.2)	(7.6)	(0.6)
Financing activities	(7.1)	(2.0)	(5.1)

Operating activities. The $3.4 million decrease in cash provided by operating activities was principally attributable to increases in accounts receivable and other operating assets primarily due to the weakening of the U.S. dollar during the three months ended September 30, 2009, partially offset by an increase in net income.

Investing activities. The $0.6 million increase in cash used in investing activities was principally attributable to a $3.8 million increase in capital expenditures, offset by cash used in the acquisition of businesses during the three months ended September 30, 2008 of $1.9 million.

Financing activities. The $5.1 million increase in cash used in financing activities was attributable to the $4.4 million cash dividend paid on common shares and participating securities and the $1.0 million cash dividend paid to noncontrolling owners of one of our majority-owned subsidiaries during the three months ended September 30, 2009.

Off-Balance Sheet Arrangements and Related Party Transactions

As of September 30, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Certain minority stockholders of our international subsidiaries are also commercial purchasers and users of our software and services. Revenue transactions with all of the individual minority stockholders in the aggregate were less than 5% of our consolidated revenue for the three months ended September 30, 2009 and 2008, and aggregate accounts receivable from the minority stockholders represent less than 5% of consolidated accounts receivable at September 30, 2009.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in our consolidated financial statements. On an ongoing basis, we evaluate estimates. We base our estimates on historical experiences and assumptions which we believe to be reasonable under the circumstances. These estimates form the basis for our judgments that affect the amounts reported in the consolidated financial statements. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 to our audited consolidated financial statements for the year ended June 30, 2009 and our critical accounting policies are more fully described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each of which were included in our Annual Report on Form 10-K for the year ended June 30, 2009 filed with the SEC on August 31, 2009. There were no significant changes in our critical accounting policies and estimates during the three months ended September 30, 2009.

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

During the fifteen-month period ended September 30, 2009, the U.S. dollar has been volatile versus most major foreign currencies we use to transact our business. For example, one Euro was equal to approximately $1.58 on June 30, 2008, $1.44 on September 30, 2008, $1.41 on December 31, 2008, $1.32 on March 31, 2009, $1.40 on June 30, 2009 and $1.46 on September 30, 2009. During the three months ended September 30, 2009, the U.S. dollar weakened versus the Euro by approximately 4.3% as compared to an approximately 8.9% strengthening of the U.S. dollar versus the Euro during the three months ended September 30, 2008. The weakening of the U.S. dollar had a favorable comparable impact on our revenues, but an unfavorable comparable impact on our expenses for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in an approximately $5.8 million change to our revenues during the three months ended September 30, 2009.

In February 2006, we entered into a foreign exchange option that gave us the right to call $200.0 million in U.S. dollars at a strike price of €1.1646 per U.S. dollar at any time up to February 8, 2011. We paid approximately $7.9 million for this option. In November 2008, we sold the foreign exchange option for $12.4 million. Historically, other than the foreign exchange option described above, we have not undertaken hedging strategies to minimize the effect of currency fluctuations on our results of operations and financial condition; however, we may decide to do so in the future.

Interest Rate Risk

We are exposed to interest rate risks primarily through variable interest rate borrowings under our term loans. Our weighted-average borrowings outstanding and the weighted-average interest rate under the term loans during the three months ended September 30, 2009 were $585.8 million and 2.8%.

In order to mitigate the interest rate risk associated with our term loans, in June 2007, we entered into three U.S. dollar-based interest rate swaps with notional amounts of $50.0 million, $81.0 million ($59.4 million as of September 30, 2009 per the planned reduction in notional amounts over the life of the swap contract), and $75.0 million, each with maturities on June 30, 2011, which require us to pay fixed rates of 5.445%, 5.418%, and 5.445%, respectively. We also entered into three Euro-based interest rate swaps with notional amounts of €69.8 million (€22.3 million as of September 30, 2009 per the planned reduction in notional amounts over the life of the swap contract), €50.0 million, and €60.0 million, each with maturities as late as June 30, 2011, which require us to pay fixed rates of 4.603%, 4.679%, and 4.685%, respectively. These interest rate swaps are designated and documented at their inception as cash flow hedges and are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income in stockholders’ equity and reclassified into earnings when the hedged transaction affects earnings. The ineffective portion of these cash flow hedges is recognized in interest expense in the accompanying condensed consolidated statement of operations.

The estimated fair values of the U.S. dollar-based swaps were liabilities of $12.7 million and $13.3 million at September 30, 2009 and June 30, 2009, respectively, which were included in other noncurrent liabilities in the consolidated balance sheets. The estimated fair values of the Euro-based swaps were liabilities of €6.6 million ($9.6 million) and €6.9 million ($9.6 million) at September 30, 2009 and June 30, 2009, respectively, which were included in other noncurrent liabilities in the accompanying condensed consolidated balance sheets. The change in the fair value of the swaps, net of tax, reflects the effective portion of loss on these hedges and is reported as a component of accumulated other comprehensive income in stockholders’ equity.

After giving effect to the interest rate swaps, a hypothetical 1% increase or decrease in interest rates would have resulted in an approximately $0.5 million change to our interest expense for the three months ended September 30, 2009.

ITEM 4.	CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures and, based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

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

Changes in Internal Controls

We did not identify any changes in our internal control over financial reporting that occurred during the first quarter of fiscal year 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the normal course of business, various claims, charges and litigation are asserted or commenced against us, including:

•

We have been the subject of allegations that our repair estimating and total loss software and services produced results that favored our insurance company customers, one of which is the subject of pending litigation.

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

We derive a substantial portion of our revenues from sales to large insurance companies. During the three months ended September 30, 2009, we derived 15.9% of our revenues from our ten largest insurance company customers. The largest three of these customers accounted for 2.5%, 2.2%, and 2.1%, respectively, of our revenues during the three months ended September 30, 2009. A loss of one or more of these customers would result in a significant decrease in our revenues, including the business generated by collision repair facilities associated with those customers. In fiscal year 2008, we were notified by a U.S. insurance company customer that it will not renew its contract with us and the transition to another provider was completed in the fourth quarter of fiscal year 2009. This contract accounted for approximately 1.2% of revenues during fiscal year 2009. Furthermore, many of our arrangements with European customers are terminable by them on short notice or at any time. In addition, disputes with customers may lead to delays in payments to us, terminations of agreements or litigation. Additional terminations or non-renewals of customer contracts or reductions in business from our large customers would harm our business, financial condition and results of operations.

Our industry is highly competitive, and our failure to compete effectively could result in a loss of customers and market share, which could harm our revenues and operating results.

The markets for our automobile insurance claims processing software and services are highly competitive. In the U.S., our principal competitors are CCC Information Services Group Inc. and Mitchell International Inc. In Europe, our principal competitors are EurotaxGlass’s Group, DAT, GmbH and GT Motive Einsa Group. We also encounter regional or country-specific competition in the markets for automobile insurance claims processing software and services and our complementary products and services. For example Experian® is our principal competitor in the United Kingdom in the vehicle validation market, and car.tv is our principal competitor in Germany in the online salvage vehicle disposition market. If one or more of our competitors develop software or services that are superior to ours or are more effective in marketing their software or services, our market share could decrease, thereby reducing our revenues. In addition, if one or more of our competitors retain existing or attract new customers for which we have developed new software or services, we may not realize expected revenues from these new offerings, thereby reducing our profitability.

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

We derive most of our revenues, and incur most of our costs, including a portion of our debt service costs, in currencies other than the U.S. dollar, mainly the Euro. We currently do not hedge our exposure to foreign currency risks. In our historical financial statements, we re-measure our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period or the exchange rate at the end of that period. These re-measurements resulted in a net foreign currency translation adjustment of $12.7 million for the three months ended September 30, 2009. Recent global economic conditions have impacted currency exchange rates. During the fifteen-month period ended September 30, 2009, the U.S. dollar has been volatile versus most major foreign currencies we use to transact our business. For example, one Euro was equal to approximately $1.58 on June 30, 2008, $1.44 on September 30, 2008, $1.41 on December 31, 2008, $1.32 on March 31, 2009, $1.40 on June 30, 2009 and $1.46 at September 30, 2009. During the three months ended September 30, 2009, the U.S. dollar weakened versus the Euro by approximately 4.3% as compared to an approximately 8.9

% strengthening of the U.S. dollar versus the Euro during the three months ended September 30, 2008. Further fluctuations in exchange rates against the U.S. dollar could decrease our revenues and associated profits and, therefore, harm our future operating results.

Current uncertainty in global economic conditions makes it particularly difficult to predict product demand, utilization and other related matters and makes it more likely that our actual results could differ materially from expectations.

Our operations and performance depend on worldwide economic conditions, which have deteriorated significantly in many countries where our products and services are sold, and may remain depressed for the foreseeable future. These conditions make it difficult for our customers and potential customers to accurately forecast and plan future business activities, and could cause our customers and potential customers to slow, reduce or refrain from spending on our products. In addition, external factors that affect our business have been and may continue to be impacted by the global economic slowdown. Examples include:

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

Our growth is dependent upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. We have addressed and are likely to continue to address the need to introduce new products both through internal development and through acquisitions of other companies and technologies that would complement our business or enhance our technological capability. In fiscal year 2009, we acquired three businesses, including HPI. On October 1, 2009, we acquired an 85% ownership interest in AUTOonline. Acquisitions involve numerous risks, including the following:

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

Our industry is characterized by rapidly changing technology, evolving industry standards and frequent introductions of, and enhancements to, existing software and services, all with an underlying pressure to reduce cost. Industry changes could render our offerings less attractive or obsolete, and we may be unable to make the necessary adjustments to our offerings at a competitive cost, or at all. We also incur substantial expenses in researching, developing, designing, purchasing, licensing and marketing new software and services. The development or adaptation of these new technologies may result in unanticipated expenditures and capital costs that would not be recovered in the event that our new software or services are unsuccessful. The research, development, production and marketing of new software and services are also subject to changing market requirements, as well as the satisfaction of applicable regulatory requirements and customers’ approval procedures and other factors, each of which could prevent us from successfully marketing any new software and services or responding to competing technologies. The success of new software in our industry also often depends on the ability to be first to market, and our failure to be first to market with any particular software project could limit our ability to recover the development expenses associated with that project. If we cannot develop or acquire new technologies, software and services or any of our existing software or services are rendered obsolete, our revenues and income could decline and we may lose market share to our competitors, which would impact our future operations and financial results.

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

During the three months ended September 30, 2009, we generated approximately 77% of our revenues outside the U.S. and we expect revenues from non-U.S. markets to continue to represent a majority of our total revenues. Business and operations in individual countries are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, currency exchange controls and repatriation of earnings. Our results are also subject to the difficulties of coordinating our activities across more than 50 different countries. Furthermore, our business strategy includes expansion of our operations into new and developing markets, which will require even greater international coordination, expose us to additional local government regulations and involve markets in which we do not have experience or established operations. In addition, our operations in each country are vulnerable to changes in socio-economic conditions and monetary and fiscal policies, intellectual property protection disputes, the settlement of legal disputes through foreign legal systems, the collection of receivables through foreign legal systems, exposure to possible expropriation or other governmental actions, unsettled political conditions, possible terrorist attacks and pandemic disease. These and other factors may harm our operations in those countries and therefore our business and results of operations.

We have a large amount of goodwill and other intangible assets as a result of the CSG Acquisition and our other acquisitions. Our earnings will be harmed if we suffer an impairment of our goodwill or other intangible assets.

We have a large amount of goodwill and other intangible assets and are required to perform an annual, or in certain situations a more frequent, assessment for possible impairment for accounting purposes. At September 30, 2009, we had goodwill and other intangible assets of $979.0 million. If we do not achieve our planned operating results or other factors impair these assets, we may be required to incur a non-cash impairment charge. Any impairment charges in the future will adversely affect our results of operations.

We may incur significant restructuring and severance charges in future periods, which would harm our operating results and cash position or increase debt.

We incurred restructuring charges of $5.0 million in fiscal year 2009 and an additional $1.7 million during the three months ended September 30, 2009. These charges consist primarily of termination benefits paid or to be paid to employees. As of September 30, 2009, our remaining obligation associated with these restructuring charges and others from prior periods is $10.0 million. In addition, we anticipate that we incur further restructuring charges in fiscal year 2010 resulting from our continued implementation of the restructuring plan we initiated in our Americas segment in April 2009.

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

We have a significant amount of indebtedness. As of September 30, 2009, our indebtedness, including current maturities, was $609.9 million, and we have the ability to borrow an additional $50.0 million under our amended and restated senior credit facility. During the three months ended September 30, 2009, our aggregate interest expense was $8.8 million and cash paid for interest was $8.4 million.

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

Our amended and restated senior credit facility contains covenants that restrict our and our subsidiaries’ ability to make certain distributions with respect to our capital stock, prepay other debt, encumber our assets, incur additional indebtedness, make capital expenditures above specified levels, engage in business combinations, redeem shares in our operating subsidiaries held by minority owners or undertake various other corporate activities. These covenants may also require us also to maintain certain specified financial ratios, including those relating to total leverage and interest coverage.

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

Security failures or breaches could result in lost revenues, litigation claims and/or harm to our reputation.

Our databases contain confidential data and information protected by law or regulation (including the European Union Privacy Directive and the Health Insurance Portability and Accountability Act) relating to our customers, policyholders, other industry participants and employees. Security failures or breaches, including those involving connectivity to the Internet, and the trend toward broad consumer and general public notification of unauthorized access to confidential data or protected information, could significantly harm our business, financial condition or results of operations. Our databases could be vulnerable to physical system or network break-ins or other inappropriate access, which could result in claims against us and/or harm our reputation. In addition, potential competitors may obtain our data illegally and use it to provide services that are competitive to ours.

Privacy concerns could require us to exclude data from our software and services, which may reduce the value of our offerings to our customers, damage our reputation and deter current and potential users from using our software and services.

In the European Union and other jurisdictions, there are significant restrictions on the use of personal data. Our violations of these laws could harm our business. In addition, concerns about our collection, use or sharing of automobile insurance claims information or other privacy-related matters, even if unfounded, could damage our reputation and operating results.

We are subject to periodic changes in the amount of our income tax provision (benefit) and these changes could adversely affect our operating results.

Our effective tax rate could be adversely affected by our mix of earnings in countries with high versus low tax rates; by changes in the valuation of our deferred tax assets and liabilities; upon the distribution of earnings from our foreign subsidiaries in the form of dividends or otherwise; by the outcomes of examinations, audits or disputes by or with relevant tax authorities, or by changes in tax laws and regulations. There are proposed changes to U.S. international tax laws which, if enacted, could have a significant adverse impact on our effective tax rate. It is unclear whether, or in what form these proposals may be enacted. Significant judgment is required to determine the recognition and measurement attributes prescribed in ASC Topic No. 740-10. In addition, ASC Topic No. 740-10 applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital.

We have a history of net losses and may not maintain profitability in the future.

As of September 30, 2009, we had an accumulated deficit of approximately $36.7 million. Fiscal year 2009 was our second year since the CSG Acquisition for which we did not report a significant loss. We will need to maintain or increase revenues and maintain or reduce expenses, which include the amortization of the remaining $312.3 million of amortizable intangible assets that we had as of September 30, 2009 and interest expense associated with our indebtedness, to sustain or improve our profitability. We cannot assure you that we will achieve a significant level of profitability. Future decreases in profitability could reduce our stock price, and future net losses would reduce our stock price.

We may require additional capital in the future, which may not be available on favorable terms, or at all.

Our future capital requirements depend on many factors, including our ability to develop and market new software and services and to generate revenues at levels sufficient to cover ongoing expenses or possible acquisition or similar transactions. If we need to raise additional capital, equity or debt financing may not be available at all or may be available only on terms that are not favorable to us. In the case of equity financings, dilution to our stockholders could result, and in any case such securities may have rights, preferences and privileges that are senior to our outstanding common stock. In the case of debt financings, we may have to grant additional security interests in our assets to lenders and agree to restrictive business and operating covenants. If we cannot obtain adequate capital on favorable terms or at all, we may be unable to support future growth or operating requirements and, accordingly, our business, financial condition and results of operations could be harmed.

Our business depends on our brands, and if we are not able to maintain and enhance our brands, our business and operating results could be harmed.

We believe that the brand identity that we have developed has significantly contributed to the success of our business. We also believe that maintaining and enhancing our brands, such as Audatex, ABZ, Hollander, Informex, Sidexa, HPI, AUTOonline and IMS, are critical to the expansion of our software and services to new customers in both existing and new markets. Maintaining and enhancing our brands may require us to make substantial investments and these investments may not be successful. If we fail to promote and maintain our brands or if we incur excessive expenses in this effort, our business, operating results and financial condition will be harmed. We anticipate that, as our markets become increasingly competitive, maintaining and enhancing our brands may become increasingly difficult and expensive. Maintaining and enhancing our brands will depend largely on our ability to be a technology innovator, to continue to provide high quality software and services and protect and defend our brand names and trademarks, which we may not do successfully. To date, we have not engaged in extensive direct brand promotion activities, and we may not successfully implement brand enhancement efforts in the future.

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

Currently, we believe that one or more of our customers in our EMEA segment may be infringing our intellectual property by making and distributing unauthorized copies of our software. We have also filed a trademark revocation application with the European Union trademark authority seeking revocation of a registered trademark held by a company in the United Kingdom that is similar to one of the trademarks we use. Enforcement of these intellectual property rights may be difficult and may require considerable resources.

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

On September 28, 2009, we paid our first quarterly cash dividend of $0.0625 per share outstanding of common stock and per outstanding restricted stock unit to stockholders and restricted stock unit holders of record at the close of business on September 18, 2009. The aggregate dividend payment was approximately $4.4 million. On November 3, 2009, we announced that the audit committee of our board of directors approved the payment of a quarterly cash dividend of $0.0625 per share outstanding of common stock and per outstanding restricted stock unit payable on December 21, 2009 to stockholders and restricted stock unit holders of record at the close of business on November 23, 2009. Any determination to pay dividends in future periods will be at the discretion of our board of directors. Our ability to pay dividends to holders of our common stock and restricted stock units in future periods may be limited by restrictive covenants under our amended and restated senior credit facility. As a result, your only opportunity to achieve a return on your investment in us could be if the market price of our common stock appreciates and you sell your shares at a profit. We cannot assure you that the market price for our common stock will ever exceed the price that you pay.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2009, we repurchased 10,000 shares of our common stock from a former employee at a repurchase price of $0.30 per share following his termination of employment with us. This stock repurchase was consummated pursuant to the stock repurchase provisions of a securities purchase agreement with the former employee signed in February 2007.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

10.1	Share Purchase Agreement, dated September 16/17, 2009, among ArgeMu Holding GmbH, a German limited liability company and an indirect wholly owned subsidiary of the registrant, the registrant, “Cuss-GmbH” Computerunterstützte Sachverständigen Systeme, a German limited liability company, DEKRA Automobil GmbH, a German limited liability company, and AWG Abfallwirtschaftsgesellschaft mbH, a German limited liability company.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tony Aquila, Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Dudley Mendenhall, Chief Financial Officer and Treasurer.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Tony Aquila and Dudley Mendenhall.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLERA HOLDINGS, INC.

/S/ TONY AQUILA
Tony Aquila
Chief Executive Officer and President
(Principal Executive Officer)

/S/ DUDLEY MENDENHALL
Dudley Mendenhall
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

November 5, 2009