Form 10-Q
period 2009-12-31
SOLERA HOLDINGS, INC
filed 2010-02-09
CIK 1324245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

The number of shares outstanding of the issuer’s common stock as of January 31, 2010 was 69,865,640.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SOLERA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	December 31, 2009	June 30, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$204,452	$223,420
Short-term investments	—	11,941
Accounts receivable, net of allowance for doubtful accounts of $2,299 and $2,344 at December 31, 2009 and June 30, 2009, respectively	95,649	98,565
Other receivables	14,486	12,177
Other current assets	19,930	19,550
Deferred income tax assets	4,300	4,392

Total current assets	338,817	370,045
Property and equipment, net	58,346	50,784
Goodwill	735,386	651,099
Intangible assets, net	318,708	322,843
Other noncurrent assets	12,937	13,660
Noncurrent deferred income tax assets	8,447	10,178

Total assets	$1,472,641	$1,418,609

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,549	$30,447
Accrued expenses and other current liabilities	99,280	104,414
Income taxes payable	8,212	17,462
Deferred income tax liabilities	523	1,037
Current portion of long-term debt	6,004	5,880

Total current liabilities	134,568	159,240
Long-term debt	595,773	592,200
Other noncurrent liabilities	34,278	36,935
Noncurrent deferred income tax liabilities	58,507	53,965

Total liabilities	823,126	842,340
Redeemable noncontrolling interests	97,704	92,012
Stockholders’ equity:
Solera Holdings, Inc. stockholders’ equity:
Common shares, $0.01 par value: 150,000 shares authorized; 69,823 and 69,531 issued and outstanding as of December 31, 2009 and June 30, 2009, respectively	548,663	526,547
Accumulated deficit	(17,824)	(52,332)
Accumulated other comprehensive income	14,521	3,113

Total Solera Holdings, Inc. stockholders’ equity	545,360	477,328
Noncontrolling interests	6,451	6,929

Total stockholders’ equity	551,811	484,257

Total liabilities and stockholders’ equity	$1,472,641	$1,418,609

See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Revenues	$163,318	$131,301	$314,087	$274,293

Cost of revenues:
Operating expenses	33,718	30,163	66,689	63,209
Systems development and programming costs	18,850	13,747	35,498	30,004

Total cost of revenues (excluding depreciation and amortization)	52,568	43,910	102,187	93,213
Selling, general and administrative expenses	43,463	38,212	81,799	76,872
Depreciation and amortization	22,685	19,950	44,320	41,186
Restructuring charges, asset impairments, and other costs associated with exit or disposal activities	1,731	283	3,460	754
Acquisition-related costs	524	257	2,138	564
Interest expense	8,610	9,028	17,374	20,095
Other (income) expense, net	150	(10,735)	564	(14,233)

	129,731	100,905	251,842	218,451

Income before provision for income taxes	33,587	30,396	62,245	55,842
Income tax provision	7,908	8,763	14,439	17,772

Net income	25,679	21,633	47,806	38,070
Less: Net income attributable to noncontrolling interests	2,401	1,988	4,545	4,078

Net income attributable to Solera Holdings, Inc.	$23,278	$19,645	$43,261	$33,992

Net income attributable to Solera Holdings, Inc. per common share:
Basic	$0.33	$0.29	$0.62	$0.51

Diluted	$0.33	$0.29	$0.62	$0.51

Dividends paid per share	$0.06	$—	$0.13	$—

Weighted-average shares used in the calculation of net income attributable to Solera Holdings, Inc. per common share:
Basic	69,469	66,523	69,380	65,456

Diluted	69,693	66,538	69,526	65,507

See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2009	2008
Cash flows from operating activities:
Net income	$47,806	$38,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,320	41,186
Provision for doubtful accounts	627	661
Stock-based compensation	3,433	3,189
Deferred income taxes	326	(1,356)
Change in fair value of financial instruments	—	(10,599)
Other	(375)	(427)
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Decrease in accounts receivable	8,657	4,864
Decrease in other assets	807	3,074
Decrease in accounts payable	(11,897)	(9,718)
Decrease in accrued expenses and other liabilities	(24,724)	(11,085)

Net cash provided by operating activities	68,980	57,859

Cash flows from investing activities:
Capital expenditures	(15,015)	(10,719)
Acquisitions of businesses, net of cash acquired	(80,516)	(98,316)
Proceeds from maturities of short term investments	12,339	—
Increase in restricted cash	(1,611)	(1,241)
Proceeds from sale of foreign exchange option	—	12,400

Net cash used in investing activities	(84,803)	(97,876)

Cash flows from financing activities:
Proceeds from sale of common shares, net of offering costs	—	86,004
Principal payments on financed asset acquisitions	(1,516)	(1,978)
Repayments of long-term debt	(3,027)	(2,945)
Cash dividends paid on common shares and participating securities	(8,753)	—
Cash dividends paid to noncontrolling interests	(2,960)	—
Proceeds from stock purchase plan and exercise of stock options	5,096	760

Net cash provided by (used in) financing activities	(11,160)	81,841

Effect of foreign currency exchange rate changes on cash and cash equivalents	8,015	(17,877)

Net change in cash and cash equivalents	(18,968)	23,947
Cash and cash equivalents, beginning of period	223,420	149,311

Cash and cash equivalents, end of period	$204,452	$173,258

Supplemental cash flow information:
Cash paid for interest	$17,395	$20,293
Cash paid for income taxes	$24,351	$16,364
Supplemental disclosure of non-cash investing and financing activities:
Capital assets financed	$3,691	$485
Accrued contingent purchase consideration	$4,330	$—
Note payable issued in acquisition of business	$—	$17,330

See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Description of Business

Solera Holdings, Inc. and subsidiaries (the “Company”, “Solera”, “we”, “us” or “our”) is a leading global provider of software and services to the automobile insurance claims processing industry. Its software and services help its customers: estimate the costs to repair damaged vehicles; determine pre-collision fair market values for vehicles damaged beyond repair; automate steps of the claims process; outsource steps of the claims process that insurance companies have historically performed internally; and monitor and manage their businesses through data reporting and analysis. We are active in over 50 countries and derive most of our revenues from our estimating and workflow software. Through our acquisitions of HPI, Ltd. in December 2008 and AUTOonline GmBH In-formationssysteme (“AUTOonline”) in October 2009, we also provide used vehicle validation services in the United Kingdom and operate an eSalvage vehicle exchange platform in several European countries and Mexico.

Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”), and therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated financial statements for the periods presented reflect all adjustments necessary to fairly state our financial position, results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the fiscal year ended June 30, 2009, included in our Annual Report on Form 10-K filed with the SEC on August 31, 2009. Our operating results for the six month period ended December 31, 2009 are not necessarily indicative of the results that may be expected for any future periods.

We evaluated subsequent events through February 9, 2010, the filing date for this Quarterly Report on Form 10-Q (Note 13).

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Our consolidated, majority-owned subsidiaries include our subsidiaries located in Belgium, France, Portugal, Spain and Mexico, as well as AUTOonline, acquired in October 2009. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the accompanying unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and estimates and judgments routinely require adjustment. The reported amounts of assets, liabilities, revenues and expenses are affected by estimates and assumptions which are used for, but not limited to, the accounting for sales allowances, allowance for doubtful accounts, fair value of derivatives, valuation of goodwill and intangible assets, amortization of intangibles, restructurings, liabilities under defined benefit plans, stock-based compensation, redeemable noncontrolling interests and income taxes. Actual results could differ from these estimates.

Acquisition-Related Costs

Acquisition-related costs include legal and other professional fees and other transaction costs associated with completed and contemplated business combinations and asset acquisitions, costs associated with integrating acquired businesses, including costs incurred to eliminate workforce redundancies and for product rebranding, and other charges incurred as a direct result of our acquisition efforts.

SOLERA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As a result of our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised), Business Combinations (“SFAS No. 141(R)”), in fiscal year 2010, acquisition-related costs incurred during the six months ended December 31, 2009 include legal and professional fees and other transaction costs associated with completed acquisitions, whereas in periods prior to our adoption of SFAS No. 141(R), legal and professional fees and other transaction costs associated with completed acquisitions were included in the determination of the purchase price and accordingly were not charged against earnings.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation in the accompanying condensed consolidated statements of income. Specifically, certain expenses previously reported in operating expenses, systems development and programming costs and selling, general and administrative expenses have been reclassified and are now reported in acquisition-related costs. These reclassifications had no impact on the previously reported income before provision for income taxes and net income.

Recently Adopted Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which was primarily codified into FASB Accounting Standards Codification (“ASC”) Topic No. 260-10-45, Earnings Per Share. FSP No. EITF 03-6-1/ASC Topic No. 260-10-45, which we adopted in the first quarter of fiscal year 2010, requires participating securities, such as unvested restricted stock units containing nonforfeitable rights to receive dividends, whether paid or unpaid, to be included in the computation of earnings per share pursuant to the two-class method prescribed under SFAS No. 128, Earnings Per Share. All earnings per share data for periods prior to our adoption of FSP No. EITF 03-6-1/ASC Topic No. 260-10-45 is required to be adjusted retrospectively to conform with the provisions of FSP No. EITF 03-6-1/ASC Topic No. 260-10-45. The impact of our adoption of FSP No. EITF 03-6-1/ASC Topic No. 260-10-45 is described in Note 2.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets, which was primarily codified into ASC Topic No. 350-20, Intangibles – Goodwill and Other. FSP No. FAS 142-3/ASC Topic No. 350-20, which we adopted in the first quarter of fiscal year 2010, amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of FSP No. FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. Our adoption of FSP No. FAS 142-3/ASC Topic No. 350-20 did not have a significant impact on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which was primarily codified into ASC Topic No. 810-10, Consolidations. SFAS No. 160/ASC Topic No. 810-10 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160/ASC Topic No. 810-10 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. As a result of our adoption of SFAS No. 160/ASC Topic No. 810-10 in the first quarter of fiscal year 2010, the carrying amounts of the ownership interests in consolidated subsidiaries held by noncontrolling owners, to the extent that such ownership interests are not redeemable outside of our control, are now presented as a component of total stockholders’ equity in the accompanying condensed consolidated balance sheets as compared to the presentation prior to our adoption of SFAS No. 160/ASC Topic No. 810-10 where these amounts were presented outside of permanent equity. Additionally, net income presented in the accompanying condensed consolidated statements of income now includes net income attributable to noncontrolling interests as compared to the presentation prior to our adoption of SFAS No. 160/ASC Topic No. 810-10 where net income attributable to the noncontrolling interests was excluded from the determination of net income. Finally, the accompanying condensed consolidated statements of cash flows are now presented using net income as calculated pursuant to SFAS No. 160/ASC Topic No. 810-10.

SOLERA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

At the March 12, 2008 Emerging Issues Task Force (“EITF”) meeting, the SEC Observer announced revisions to Topic No. D-98, Classification and Measurement of Redeemable Securities, which was also primarily codified into ASC Topic No. 810-10, which provides SEC registrants with guidance on the financial statement classification and measurement of equity securities that are subject to mandatory redemption requirements or whose redemption is outside the control of the issuer. The revised Topic No. D-98/ASC Topic No. 810-10 requires noncontrolling interests that are redeemable at the option of the holder to be recorded outside of permanent equity at fair value, and the redeemable noncontrolling interests to be adjusted to their fair value at each balance sheet date. Adjustments to the carrying amount of a noncontrolling interest from the application of Topic No. D-98/ASC Topic No. 810-10 are recorded to retained earnings (or additional paid-in-capital in the absence of retained earnings). As a result of our adoption of the revised provisions of Topic No. D-98/ASC Topic No. 810-10 in the first quarter of fiscal year 2010, the carrying amounts of the ownership interests in consolidated subsidiaries held by noncontrolling owners which are redeemable outside of our control have been reported at fair value and presented as a mezzanine item in the accompanying condensed consolidated balance sheets for all periods presented. The adjustment of the carrying value of the noncontrolling interests to fair value was recorded to common shares in the accompanying condensed consolidated balance sheets.

The impact of our adoption of ASC Topic No. 810-10 on the previously reported consolidated balance sheets as of June 30, 2009 and 2008 was as follows (in thousands):

	Redeemable Noncontrolling Interests	Common Shares	Accumulated Other Comprehensive Income	Noncontrolling Interests
Balances at June 30, 2009:
Previously reported	$—	$604,952	$6,319	$17,330
As adjusted	92,012	526,547	3,113	6,929
Effect of change	92,012	(78,405)	(3,206)	(10,401)

	Redeemable Noncontrolling Interests	Common Shares	Accumulated Other Comprehensive Income	Noncontrolling Interests
Balances at June 30, 2008:
Previously reported	$—	$510,900	$65,565	$15,429
As adjusted	95,000	437,911	52,930	6,054
Effect of change	95,000	(72,989)	(12,635)	(9,375)

In December 2007, the FASB issued SFAS No. 141(R) which was primarily codified into ASC Topic No. 805-10, Business Combinations. SFAS No. 141(R)/ASC Topic No. 805-10 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date to be measured at their fair value as of that date. An acquirer is required to recognize assets or liabilities arising from all other contingencies as of the acquisition date, measured at their acquisition-date fair values, only if it is more likely than not that they meet the definition of an asset or a liability. Any acquisition-related costs are to be expensed instead of capitalized. Additionally, restructuring expenses generally must be expensed subsequent to the acquisition date in the period in which the expenses are incurred and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense in the period in which the changes occur. SFAS No. 141(R)/ASC Topic No. 805-10 applies prospectively to business combinations for which the acquisition date is on or after July 1, 2009, including our acquisition of an 85% ownership interest in AUTOonline (Note 3).

New Accounting Pronouncements Not Yet Adopted

In September 2009, the FASB reached a consensus on two new pronouncements: Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements, and ASU No. 2009-14, Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements. These new pronouncements are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the impact that the adoption of these pronouncements will have on our consolidated financial statements.

SOLERA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In December 2008, the FASB issued FSP No. FAS 132R-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which was primarily codified into ASC Topic No. 715-20-55, Compensation – Retirement Benefits. FSP No. FAS 132R-1/ASC Topic No. 715-20-55 requires additional annual disclosures for defined benefit pension plans. FSP No. FAS 132R-1/ASC Topic No. 715-20-55 is effective for our annual consolidated financial statements for fiscal year 2010.

2. Net Income Attributable to Solera Holdings, Inc. Per Common Share

Our restricted common shares subject to repurchase and restricted stock units settled in shares of common stock upon vesting have the nonforfeitable right to receive dividends on an equal basis with common stock and therefore are considered participating securities that must be included in the calculation of net income per share using the two-class method. Under the two-class method, basic and diluted net income per share is determined by calculating net income per share for common stock and participating securities based on the cash dividends paid and participation rights in undistributed earnings. Diluted net income per share also considers the dilutive effect of in-the-money stock options, calculated using the treasury stock method. Under the treasury stock method, the amount of assumed proceeds from unexercised stock options includes the amount of compensation cost attributable to future services not yet recognized, proceeds from the exercise of the options, and the incremental income tax benefit or liability as if the options were exercised during the period.

The computation of basic and diluted net income attributable to Solera Holdings, Inc. per common share using the two-class method is as follows (in thousands, except per share amounts):

	Three months Ended December 31,		Six months Ended December 31,
	2009	2008	2009	2008
Basic net income attributable to Solera Holdings, Inc. per common share calculation
Net income attributable to Solera Holdings, Inc.	$23,278	$19,645	$43,261	$33,992
Less: Dividends paid and undistributed earnings allocated to participating securities	(202)	(241)	(390)	(414)

Net income attributable to common shares – basic	$23,076	$19,404	$42,871	$33,578

Weighted-average number of common shares	69,692	66,987	69,634	65,943
Less: Weighted-average common shares subject to repurchase	(223)	(464)	(254)	(487)

Weighted-average number of common shares used to compute basic net income attributable to Solera Holdings, Inc. per common share	69,469	66,523	69,380	65,456

Basic net income attributable to Solera Holdings, Inc. per common share	$0.33	$0.29	$0.62	$0.51

Diluted net income attributable to Solera Holdings, Inc. per common share
Net income attributable to Solera Holdings, Inc.	$23,278	$19,645	$43,261	$33,992
Less: Dividends paid and undistributed earnings allocated to participating securities	(202)	(240)	(390)	(414)

Net income attributable to common shares – diluted	$23,076	$19,405	$42,871	$33,578

Weighted-average number of common shares used to compute basic net income attributable to Solera Holdings, Inc. per common share	69,469	66,523	69,380	65,456
Diluted effect of options to purchase common stock	224	15	146	51

Weighted-average number of common shares used to compute diluted net income attributable to Solera Holdings, Inc. per common share	69,693	66,538	69,526	65,507

Diluted net income attributable to Solera Holdings, Inc. per common share	$0.33	$0.29	$0.62	$0.51

The following securities that could potentially dilute earnings per share in the future are not included in the determination of diluted net income attributable to Solera Holdings, Inc. per common share (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Antidilutive options to purchase common stock and restricted stock units	38	421	55	206

SOLERA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As described in Note 1 above, in accordance with FSP No. EITF 03-6-1/ASC Topic No. 260-10-45, our basic and diluted net income attributable to Solera Holdings, Inc. per common share amounts have been recast from amounts previously reported as follows:

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

3. Business Combinations and Contingent Consideration

Acquisition of AUTOonline

On October 1, 2009, we acquired an 85% ownership interest in AUTOonline, a German limited liability company and provider of an eSalvage vehicle exchange platform in several European countries and Mexico, for an initial cash payment of €35.7 million ($52.2 million) and contingent cash consideration of up to €23.8 million, of which €22.1 million ($32.3 million) was paid on the acquisition date and the remaining €1.7 million ($2.4 million at December 31, 2009) will be paid during fiscal year 2010. The acquisition of AUTOonline allows us to extend our core offering to now include the disposition of salvage vehicles. AUTOonline has been included in our EMEA segment. The results of operations of AUTOonline are included in our consolidated results of operations from the acquisition date. For the three months ended December 31, 2009, revenues and net income from AUTOonline were $8.2 million and $1.8 million, respectively.

The remaining 15% ownership interest in AUTOonline held by the sellers is subject to a put-call option that may be exercised by any party beginning in fiscal year 2013, or earlier under certain circumstances. The exercise price of the option is determined based on ten times AUTOonline’s earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) for the fiscal year ended prior to the exercise date, subject to adjustment under certain circumstances. We valued the 15% noncontrolling interest in AUTOonline at €10.5 million ($15.4 million) on the acquisition date based on our purchase price for 85% of AUTOonline.

We have accounted for the acquisition of AUTOonline under the purchase method of accounting and, accordingly, the total purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill, which is not expected to be deductible for foreign income tax purposes. Because the portion of the purchase price for 85% of AUTOonline that is contingent was subsequently earned in December 2009, we have included the full cash value of the contingent payments in the determination of the acquisition date purchase price. Of the purchase price for AUTOonline, we have preliminarily allocated €54.5 million ($80.8 million) to goodwill and €16.8 million ($24.8 million) to identifiable intangible assets. The goodwill recorded in the acquisition is the result of the unique niche nature of AUTOonline’s business and the well-established network of buyers and sellers, although no individual customer or customer group is of material value.

SOLERA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Identifiable intangible assets acquired from AUTOonline consist of the following:

	Value (in thousands)	Weighted Average Amortizable Life (in years)
Trademark	$17,513	Indefinite
Technology	3,110	5.0
Customer relationships	1,740	10.0
Non-compete agreements	2,444	2.5

Total	24,807	5.4

We are amortizing the acquired identifiable intangible assets on an accelerated basis to reflect the pattern in which the economic benefits of the intangible assets are consumed.

The purchased trademark and purchased technology assets were valued under the income approach using the relief from royalty method, which assumes value to the extent that the acquired company is relieved of the obligation to pay royalties for the benefits received from them. The purchased customer relationships asset was valued under the income approach using the excess earnings methodology based upon estimated future discounted cash flows attributable to revenues projected to be generated from those customers. The non-compete agreements were valued under the income approach based on the estimated probability-adjusted lost cash flows if the non-compete agreements had not been executed.

Contingent Purchase Consideration

In connection with the acquisition of HPI in December 2008, we are required to make contingent future cash payments up to a maximum aggregate amount of £4.8 million ($7.6 million at December 31, 2009) if HPI achieves certain annual financial performance targets through December 31, 2011. Additionally, in connection with another acquisition consummated in fiscal year 2009, we are required to make contingent future cash payments of up to a maximum aggregate amount of approximately $8.6 million based on the acquired business’s achievement of certain annual financial performance targets. If earned, these contingent future cash payments will be recognized as additional goodwill once the contingency is resolved and the amounts are due and payable.

Of these contingent future cash payments, approximately $2.4 million have been earned through December 31, 2009 and have been recognized as additional goodwill. Of the amounts earned, approximately $0.2 million has been paid through December 31, 2009.

Goodwill

The following table summarizes the activity in goodwill for the six months ended December 31, 2009 (in thousands):

	Balance at Beginning of Period	Current Year Acquisitions	Other(1)	Foreign Currency Translation Effect	Balance at End of Period
EMEA	$560,490	$80,750	$1,853	$711	$643,804
Americas	90,609	—	10	963	91,582

Total	$651,099	$80,750	$1,863	$1,674	$735,386

(1)	Primarily represents the accrual of the initial £1.2 million ($1.9 million) contingent cash payment earned by the sellers in December 2009 in relation to the HPI acquisition.

4. Restructuring Charges

The objectives of our restructuring initiatives have been to eliminate waste and improve operational efficiencies. The restructuring reserves are included in accrued expenses and other current liabilities and in other liabilities in the accompanying condensed consolidated balance sheets. All amounts incurred in connection with our restructuring activities are recorded in restructuring charges, asset impairments and other costs associated with exit or disposal activities in the accompanying condensed consolidated statements of income.

SOLERA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the activity in the restructuring reserves for the six months ended December 31, 2009 (in thousands):

	Employee Termination Benefits	Lease-Related Charges	Other Charges	Total
Balance at June 30, 2009	$8,888	$2,078	$—	$10,966
Restructuring charges (1)	(583)	1,590	979	1,986
Cash payments	(4,455)	(404)	(38)	(4,897)
Other (2)	—	1,568	4	1,572
Effect of foreign exchange	223	—	—	223

Balance at December 31, 2009	$4,073	$4,832	$945	$9,850

(1)	Also included in restructuring charges, asset impairments and other costs of exit or disposal activities in the accompanying condensed consolidated statements of income for the three and six months ended December 31, 2009 is depreciation expense associated with property and equipment to be abandoned in connection with restructuring activities of $0.5 million and $1.1 million, respectively.
(2)	Primarily represents the reclassification of an existing unfavorable lease liability.

In April 2009, we initiated a restructuring plan in our Americas segment (the “Americas 2009 Restructuring Plan”). The primary objective of the Americas 2009 Restructuring Plan is the relocation of certain general and administrative functions to our corporate headquarters in San Diego, California, the relocation of certain business delivery functions to San Diego and Mexico, and the closure of our facility in San Ramon, California. Under the Americas 2009 Restructuring Plan, we anticipate terminating approximately 120 employees and incurring expenses related to termination benefits of approximately $3.1 million, of which $1.1 million remains unpaid at December 31, 2009. The remaining unpaid termination benefits under the Americas 2009 Restructuring Plan are expected to be paid in fiscal year 2011. Additionally, in December 2009, we vacated our leased facility in San Ramon and, as a result, incurred a net charge of $1.6 million, representing the remaining lease obligations, net of estimated future sublease income. The lease-related restructuring liability will be paid through July 2013. We also incurred a charge of $1.0 million in December 2009 related to a vendor contract that, as a result of the implementation of the Americas 2009 Restructuring Plan, is not expected to provide a future economic benefit. The contract-related restructuring liability will be paid through fiscal year 2014. We expect to incur an additional contract-related charge of approximately $1.0 million in the third quarter of fiscal year 2010.

In June 2008, we initiated a restructuring plan in our EMEA segment (the “EMEA 2008 Restructuring Plan”), which was designed to create a more efficient and flexible employee workforce. Under the EMEA 2008 Restructuring Plan, we terminated approximately 64 employees and incurred termination benefits of approximately $8.3 million, of which $2.0 million remains unpaid at December 31, 2009. The remaining unpaid termination benefits under the EMEA 2008 Restructuring Plan are expected to be paid by the end of fiscal year 2011. Of the termination benefits incurred under the EMEA 2008 Restructuring Plan, approximately $0.8 million resulted from the termination of 14 employees in connection with an acquisition and, accordingly, was recorded as a component of goodwill as of the purchase date. During the six months ended December 31, 2009, we reversed approximately $2.1 million of previously accrued restructuring charges related to the EMEA 2008 Restructuring Plan as a result of the completion of restructuring actions under the plan.

In February 2008, we initiated a restructuring plan in our Americas segment (the “Americas 2008 Restructuring Plan”), which was designed to create a more efficient and flexible employee workforce. Under the Americas 2008 Restructuring Plan, we terminated approximately 168 employees and incurred employee termination benefits of approximately $3.6 million, all of which has been fully paid.

In 2007, we initiated a restructuring plan in our Americas segment (the “Americas 2007 Restructuring Plan”), which was designed to create appropriate resource levels and efficiencies for various functional groups. Under the Americas 2007 Restructuring Plan, we terminated approximately 112 employees and incurred employee termination benefits of approximately $2.3 million, which amounts were paid in full in fiscal year 2008. Additionally, in connection with the Americas 2007 Restructuring Plan, we incurred a lease-related liability of $3.6 million, representing the remaining lease obligations related to the vacated portion of a leased facility, net of estimated future sublease income. At December 31, 2009, the remaining lease-related restructuring liability under the Americas 2007 Restructuring Plan was $1.8 million, which will be paid through July 2013.

SOLERA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In 2007, we initiated a restructuring plan in our EMEA segment (the “EMEA 2007 Restructuring Plan”), which was designed to create a more efficient and flexible employee workforce. Under the EMEA 2007 Restructuring Plan, we terminated approximately 45 employees and incurred employee termination benefits of approximately $5.0 million, of which $0.5 million remains unpaid at December 31, 2009. The remaining unpaid termination benefits under the EMEA 2007 Restructuring Plan are expected to be paid by the end of fiscal year 2011.

The following table summarizes the restructuring charges incurred for each restructuring plan for the periods presented (in thousands):

	EMEA 2007	EMEA 2008	Americas 2007	Americas 2008	Americas 2009	Total
Three Months Ended December 31, 2009:
Employee termination benefits	$—	$(2,105)	$—	$23	$460	$(1,622)
Lease-related charges	—	—	—	—	1,590	1,590
Other charges	—	—	—	—	1,439	1,439

Total restructuring charges	$—	$(2,105)	$—	$23	$3,489	$1,407

Three Months Ended December 31, 2008:
Employee termination benefits	$—	$—	$2	$281	$—	$283

Total restructuring charges	$—	$—	$2	$281	$—	$283

	EMEA 2007	EMEA 2008	Americas 2007	Americas 2008	Americas 2009	Total
Six Months Ended December 31, 2009:
Employee termination benefits	$—	$(2,105)	$—	$(2)	$1,524	$(583)
Lease-related charges	—	—	—	—	1,590	1,590
Other charges	—	—	—	—	2,129	2,129

Total restructuring charges	$—	$(2,105)	$—	$(2)	$5,243	$3,136

Six Months Ended December 31, 2008:
Employee termination benefits	$—	$—	$2	$752	$—	$754

Total restructuring charges	$—	$—	$2	$752	$—	$754

SOLERA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Stockholders’ Equity and Redeemable Noncontrolling Interests

The following table sets forth a reconciliation of stockholders’ equity and redeemable noncontrolling interests for the six months ended December 31, 2009 and 2008 (in thousands):

	Stockholders’ Equity Attributable to Solera Holdings, Inc.
	Common Shares		Accumulated Other Comprehensive Income	Accumulated Deficit	Total Solera Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares	Amount
Balance at June 30, 2009	69,531	$526,547	$3,113	$(52,332)	$477,328	$6,929	$484,257	$92,012
Stock-based compensation	—	3,433	—	—	3,433	—	3,433	—
Issuance of common shares under employee stock purchase plan	11	232	—	—	232	—	232	—
Issuance of common shares under stock award plans, net	281	4,864	—	—	4,864	—	4,864	—
Dividends paid on common stock and participating securities	—	—	—	(8,753)	(8,753)	—	(8,753)	—
Dividends paid to noncontrolling owners	—	—	—	—	—	(1,994)	(1,994)	(966)
Revaluation of and additions to redeemable noncontrolling interests	—	13,587	—	—	13,587	—	13,587	1,626
Components of comprehensive income:
Net income attributable to Solera Holdings, Inc.	—	—	—	43,261	43,261	1,392	44,653	3,153
Foreign currency translation adjustments	—	—	7,100	—	7,100	124	7,224	1,879
Unrealized gain on derivative instruments, net of tax	—	—	4,308	—	4,308	—	4,308	—

Total comprehensive income					54,669	1,516	56,185	5,032

Balance at December 31, 2009	69,823	$548,663	$14,521	$(17,824)	$545,360	$6,451	$551,811	$97,704

SOLERA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Stockholders’ Equity Attributable to Solera Holdings, Inc.
	Common Shares		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Solera Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares	Amount
Balance at June 30, 2008	64,816	$437,911	$52,930	$(110,157)	$380,684	$6,054	$386,738	$95,000
Stock-based compensation	—	3,189	—	—	3,189	—	3,189	—
Issuance of common shares in secondary public offering, net of issuance costs	4,500	86,004	—	—	86,004	—	86,004	—
Issuance of common shares under employee stock purchase plan	10	220	—	—	220	—	220	—
Issuance of common shares under stock award plans, net	110	541	—	—	541	—	541	—
Dividends paid to noncontrolling owners	—	—		—	—	(895)	(895)	(890)
Revaluation of redeemable noncontrolling interests	—	(1,563)	—	—	(1,563)	—	(1,563)	1,563
Components of comprehensive income (loss):
Net income attributable to Solera Holdings, Inc.	—	—	—	33,992	33,992	1,394	35,386	2,684
Foreign currency translation adjustments	—	—	(57,157)	—	(57,157)	(1,148)	(58,305)	(10,102)
Unrealized loss on derivative instruments, net of tax	—	—	(18,592)	—	(18,592)	—	(18,592)

Total comprehensive income (loss)					(41,757)	246	(41,511)	(7,418)

Balance at December 31, 2008	69,436	$526,302	$(22,819)	$(76,165)	$427,318	$5,405	$432,723	$88,255

SOLERA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Net income	$25,679	$21,633	$47,806	$38,070
Other comprehensive income (loss) :
Foreign currency translation adjustments	(7,180)	(25,656)	9,103	(68,407)
Unrealized net gain (loss) on derivative instruments	3,803	(16,217)	4,308	(18,592)

Total comprehensive income (loss)	$22,302	$(20,240)	$61,217	$(48,929)
Less: Comprehensive income (loss) attributable to noncontrolling interests	822	(546)	6,548	(7,172)

Comprehensive income (loss) attributable to Solera Holdings, Inc.	$21,480	$(19,694)	$54,669	$(41,757)

The majority of our assets and liabilities, including goodwill, intangible assets and long-term debt, are carried in functional currencies other than the U.S. dollar, primarily the Euro. We re-measure our local currency assets and liabilities in U.S. dollars based on the exchange rate at the end of the reporting period. These re-measurements resulted in a foreign currency translation gain of $7.1 million during the six months ended December 31, 2009, which was caused by a weakening in the value of the U.S. dollar versus certain foreign currencies, including the Euro. Generally, the weakening of the U.S. dollar during the six months ended December 31, 2009 resulted in increases to the U.S. dollar value of certain of our assets and liabilities from June 30, 2009 to December 31, 2009, as presented in the accompanying condensed consolidated balance sheets, although the corresponding local currency balances may have decreased or remain unchanged.

7. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements at December 31, 2009 Using:
	Fair Value at December 31, 2009	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$204,452	$204,452	$—	$—
Restricted cash (1)	4,419	4,419	—	—
Derivative financial instruments (2)	18,441	—	18,441	—
Redeemable noncontrolling interests (3)	82,361	—	—	82,361

(1)	Included in other current assets and other noncurrent assets in the accompanying condensed consolidated balance sheet. The restricted cash primarily relates to funds held in escrow for the benefit of customers and facility lease deposits.
(2)	Included in other noncurrent liabilities in the accompanying condensed consolidated balance sheet.
(3)	Does not include the redeemable noncontrolling interest of AUTOonline which is not measured at fair value on a recurring basis.

Cash and cash equivalents and restricted cash. Our cash and cash equivalents and restricted cash primarily consist of bank deposits, money market funds and bank certificates of deposit. The fair value of our cash and cash equivalents and restricted cash are determined using quoted market prices for identical assets (Level 1 inputs).

Derivative financial instruments. Our derivative financial instruments at December 31, 2009 consisted entirely of interest rate swaps. We estimate the fair value of our interest rate swaps using industry standard valuation techniques to extrapolate future reset rates from period-end yield curves and standard valuation models based on a discounted cash flow model. Market-based observable inputs including spot and forward rates, volatilities and interest rate curves at observable intervals are used as inputs to the models (Level 2 inputs).

SOLERA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Redeemable noncontrolling interests. We estimate the fair value of our noncontrolling interests through an income approach, utilizing a discounted cash flow model, and a market approach, which considers comparable companies and transactions (Level 3 inputs).

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

The following table summarizes the activity in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(In thousands)	Redeemable Noncontrolling Interests
Balance at June 30, 2009	$92,012
Net income attributable to redeemable noncontrolling interests	2,889
Change in fair value	(13,453)
Dividends paid to noncontrolling owners	(966)
Effect of foreign exchange	1,879

Balance at December 31, 2009	$82,361

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

No assets or liabilities were required to be measured at fair value on a nonrecurring basis during the six months ended December 31, 2009.

Fair Value of Other Financial Instruments

The carrying amounts of certain of our financial instruments, including accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short-term nature. The carrying amounts of our senior secured credit facility approximate fair value at December 31, 2009 and June 30, 2009, respectively, due to the facility’s variable interest rate. The estimated fair value of the note issued to the seller in connection with our acquisition of HPI was approximately $19.8 million and $20.1 million at December 31, 2009 and June 30, 2009, respectively. We determined the fair value of the note payable using a discounted cash flow model with a discount rate of 5.0%, which represents the weighted average interest rate on the senior secured credit facility.

8. Derivative Financial Instruments

In the normal course of business, we are exposed to interest rate changes and foreign currency fluctuations. We strive to limit these risks through the use of derivatives such as interest rate swaps. Derivatives are not used for speculative purposes.

SOLERA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In June 2007, we entered into three U.S. dollar-based interest rate swaps (“U.S. dollar interest rate swaps”) and three Euro-based interest rate swaps (“Euro interest rate swaps”). The following table summarizes the fair value of our derivative financial instruments, which are included in other noncurrent liabilities in the accompanying condensed consolidated balance sheets (in thousands):

	December 31, 2009	June 30, 2009
U.S. dollar interest rate swaps	$10,947	$13,271
Euro interest rate swaps	7,494	9,623

Total	$18,441	$22,894

These interest rate swaps were designated and documented at their inception as cash flow hedges for floating rate debt and are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive (loss) income in stockholders’ equity and reclassified into earnings when the hedged transaction affects earnings. The ineffective portion of these cash flow hedges is recognized in interest expense. The estimated fair values of our derivatives were determined using industry standard valuation techniques and standard valuation models and may not be representative of actual values that could have been realized or that will be realized in the future.

The following table summarizes the outstanding derivatives designated as cash flow hedges as of December 31, 2009 (in thousands):

Type	Fixed Rate	Start Date of Swap	End Date of Swap	Notional Amount Outstanding
U.S. dollar interest rate swap	5.4450%	06/29/2007	6/30/2011	$50,000
U.S. dollar interest rate swap	5.4180%	06/29/2007	6/30/2011	$55,315
U.S. dollar interest rate swap	5.4450%	06/29/2007	6/30/2011	$75,000
Euro interest rate swap	4.6030%	06/29/2007	6/30/2011	€15,808
Euro interest rate swap	4.6790%	06/29/2007	6/30/2011	€50,000
Euro interest rate swap	4.6850%	06/29/2007	9/30/2010	€60,000

The following table summarizes the effect of the interest rate swaps on the condensed consolidated statement of income and accumulated other comprehensive income (“AOCI”) for the three and six months ended December 31, 2009 (in thousands):

Derivative Financial Instruments	Gain (Loss) Recognized in AOCI on Derivatives (1)	Location of Gain (Loss) Reclassified from AOCI into Income (1)	Gain (Loss) Reclassified from AOCI into Income (1)	Location of Gain (Loss) Recognized in Income on Derivatives (2)	Gain (Loss) Recognized in Income on Derivatives (2)
Three Months Ended December 31, 2009:
U.S. dollar interest rate swaps	$(699)	Interest Expense	$(2,412)	Interest Expense	$(9)
Euro interest rate swaps	173	Interest Expense	(1,939)	Interest Expense	(8)

Total	$(526)		$(4,351)		$(17)

Six Months Ended December 31, 2009:
U.S. dollar interest rate swaps	$(2,461)	Interest Expense	$(4,726)	Interest Expense	$27
Euro interest rate swaps	(1,617)	Interest Expense	(3,683)	Interest Expense	7

Total	$(4,078)		$(8,409)		$34

(1)	Effective portion.
(2)	Ineffective portion and amount excluded from effectiveness testing.

SOLERA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. Share-Based Compensation

Share-Based Award Activity

The following table summarizes restricted stock and restricted stock unit activity during the six months ended December 31, 2009:

	Number of Shares (in thousands)	Weighted Average per Share Grant Date Fair Value
Nonvested at June 30, 2009	657	$13.60
Granted	124	$29.55
Vested	(179)	$10.56
Forfeited	(19)	$11.22

Nonvested at December 31, 2009	583	$17.80

The following table summarizes stock option activity during the six months ended December 31, 2009:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2009	1,463	$23.06
Granted	661	$29.99
Exercised	(226)	$22.51
Canceled	(87)	$21.70

Outstanding at December 31, 2009	1,811	$25.68	7.5	$18,706

Exercisable at December 31, 2009	318	$22.51	7.9	$4,293

Of the stock options outstanding at December 31, 2009, approximately 1.7 million are expected to vest.

Cash received from the exercise of stock options was $5.1 million during the six months ended December 31, 2009. The intrinsic value of stock options exercised during the six months ended December 31, 2009 and 2008 totaled $2.8 million and $0.6 million, respectively.

Valuation of Share-Based Awards

We utilized the Black-Scholes option pricing model for estimating the grant date fair value of stock options granted during the six months ended December 31, 2009 and 2008 with the following assumptions:

	Risk-Free Interest Rate	Expected Term (in years)	Weighted Average Expected Stock Price Volatility	Expected Dividend Yield	Weighted Average Per Share Grant Date Fair Value
Six Months Ended December 31, 2009	2.3%	4.7	29%	1.0%	$6.89
Six Months Ended December 31, 2008	3.2%	6.1	27%	0.0%	$7.95

The risk-free interest rates are based on the implied yield available on U.S. Treasury constant maturities in effect at the time of the grant with remaining terms equivalent to the respective expected terms of the options. Because we have a limited history of stock option exercises, the expected award life was determined using the “simplified method” described in SAB No. 110, Share-Based Payments. The expected volatility was determined based on a combination of implied market volatilities, historical volatility of our stock price and other factors. The dividend yield of 1.0% is based on our quarterly dividend of $0.0625 per share declared and paid during the six months ended December 31, 2009.

The fair value of restricted stock and restricted stock units is based on the market price of our common stock on the date of grant and approximates the intrinsic value.

SOLERA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Share-Based Compensation Expense

Share-based compensation expense, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income, was $1.9 million and $3.4 million for the three and six months ended December 31, 2009, respectively, and $1.6 million and $3.2 million for the three and six months ended December 31, 2008, respectively. At December 31, 2009, the estimated total remaining unamortized compensation expense, net of forfeitures, associated with share-based awards was approximately $20.3 million which is expected to be recognized over a weighted-average period of 2.9 years.

10. Defined Benefit Pension Plans

Our foreign subsidiaries sponsor various defined benefit plans and individual defined benefit arrangements covering certain eligible employees. The benefits under these pension plans are based on years of service and compensation levels. Funding is limited to statutory requirements.

The components of net pension expense were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Service cost, benefits earned during the period	$682	$662	$1,355	$1,397
Interest cost on projected benefits	989	834	1,961	1,715
Expected return on plan assets	(724)	(732)	(1,450)	(1,505)
Amortization of gain	(71)	(54)	(143)	(54)

Net pension expense	$876	$710	$1,723	$1,553

11. Provision For Income Taxes

We recorded an income tax provision of $7.9 million and $14.4 million for the three and six months ended December 31, 2009, respectively, and $8.8 million and $17.8 million for the three and six months ended December 31, 2008, respectively. The expected tax provision derived from applying the federal statutory rate to our income before income tax provision for the three and six months ended December 31, 2009 differed from our recorded income tax provision primarily due to lower foreign income tax rates in certain jurisdictions whose earnings are considered indefinitely reinvested. These benefits are offset by a valuation allowance recorded on certain foreign losses that do not meet the more-likely-than not standard of realizability and foreign withholding tax liabilities. In addition, the gross domestic deferred tax assets continue to be carried with a full valuation allowance such that any current period income tax provision impact is offset with an equal valuation allowance release.

ASC Topic No. 740-10, Income Taxes, prescribes that a tax position is required to meet a minimum recognition threshold before being recognized in the financial statements. Gross unrecognized tax benefits as of December 31, 2009 and June 30, 2009 are $8.8 million and $7.8 million, respectively. No significant interest and penalties have been accrued during fiscal year 2010. Pursuant to the acquisition agreement dated February 8, 2006 between Automatic Data Processing (“ADP”) and Solera, ADP has agreed to indemnify us for all tax liabilities related to the pre-acquisition period attributable to Claims Services Group (“CSG”). Additionally, the sellers of AUTOonline have indemnified us for all tax liabilities related to the pre-acquisition period attributable to AUTOonline. We are liable for any tax assessments for the post-acquisition period for our U.S. and foreign jurisdictions. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next twelve months.

12. Segment and Geographic Information

We manage our business operations through two strategic business units. Based upon the information reported to the chief operating decision maker, who is the Chief Executive Officer, we have the following two reportable segments: EMEA and Americas. The EMEA business unit encompasses our operations in Europe, the Middle East, Africa, Asia and Australia. The Americas business unit encompasses our operations in North America, and Central and South America.

SOLERA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Based on management fee studies, our Corporate segment allocates certain costs related to providing services to its reportable segments. These costs are managed at the Corporate level and include costs related to financing activities, business development and oversight, and tax, audit and other professional fees of the Company. We evaluate the performance of our reportable segments based on income before income taxes:

(in thousands)	EMEA	Americas	Corporate	Total
Three Months Ended December 31, 2009:
Revenues	$111,113	$52,205	$—	$163,318
Income (loss) before provision for income taxes	36,803	11,653	(14,869)	33,587
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	15,517	7,168	—	22,685
Interest expense	379	146	8,085	8,610
Other (income) expense, net	188	(204)	166	150
Capital expenditures	3,720	1,824	—	5,544
Three Months Ended December 31, 2008:
Revenues	$80,593	$50,708	$—	$131,301
Income (loss) before provision for income taxes	24,812	10,536	(4,952)	30,396
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	11,940	8,009	1	19,950
Interest expense	64	67	8,897	9,028
Other (income) expense, net	(78)	244	(10,901)	(10,735)
Capital expenditures	1,735	3,375	—	5,110
Six Months Ended December 31, 2009:
Revenues	$210,229	$103,858	$—	$314,087
Income (loss) before provision for income taxes	68,545	25,382	(31,682)	62,245
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	30,150	14,170	—	44,320
Interest expense	764	195	16,415	17,374
Other (income) expense, net	756	(402)	210	564
Total assets at end of period	1,193,398	267,008	12,235	1,472,641
Capital expenditures	9,337	5,678	—	15,015
Six Months Ended December 31, 2008:
Revenues	$170,912	$103,381	$—	$274,293
Income (loss) before provision for income taxes	53,162	23,255	(20,575)	55,842
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	24,964	16,215	7	41,186
Interest expense	80	137	19,878	20,095
Other (income) expense, net	(432)	68	(13,869)	(14,233)
Total assets at end of period	1,067,039	278,509	4,785	1,350,333
Capital expenditures	3,681	7,038	—	10,719

SOLERA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Geographic revenue information is based on the location of the customer. For the three and six months ended December 31, 2009, no single country other than the United States, the United Kingdom and Germany accounted for 10% or more of our consolidated revenue and/or consolidated property and equipment.

(in thousands)	Europe *	United States	United Kingdom	Germany	All Other	Total
Three Months Ended December 31, 2009:
Revenues	$63,461	$34,766	$23,728	$21,092	$20,271	$163,318
Three Months Ended December 31, 2008:
Revenues	$49,560	$36,843	$13,013	$13,655	$18,230	$131,301

(in thousands)	Europe *	United States	United Kingdom	Germany	All Other	Total
Six Months Ended December 31, 2009:
Revenues	$120,959	$69,863	$47,735	$35,974	$39,556	$314,087
Property and equipment, net at end of period	6,932	19,189	20,286	8,284	3,655	58,346
Six Months Ended December 31, 2008:
Revenues	$105,874	$73,422	$26,913	$28,833	$39,251	$274,293
Property and equipment, net at end of period	3,250	22,063	12,356	7,389	4,592	49,650

*	Excludes the United Kingdom and Germany.

13. Subsequent Events

On February 4, 2010, the Company announced that the audit committee of its board of directors approved the payment of a quarterly cash dividend of $0.0625 per share of outstanding of common stock and per outstanding restricted stock unit payable on March 22, 2010 to stockholders and restricted stock unit holders of record at the close of business on February 22, 2010.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE

SECURITIES LITIGATION REFORM ACT OF 1995

This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are identified by the use of terms and phrases such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend” “may”, “plan”, “predict”, “project” and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies and include, but are not limited to, statements about: changes in the amount of our existing unrecognized tax benefits; our revenue mix; factors that may effect our future operating results, including our business volume; the impact of currency exchange rate fluctuations on our financial results; our expectations regarding equity-related expenses; our income taxes; changes in unrecognized tax benefits; contributions to our financial results from businesses we have acquired; expected increases in acquisition-related expenses in future periods; restructuring plans, potential restructuring charges and their impact on our revenues; our operating expense growth and operating expenses as a percentage of our revenues; stability of our development and programming costs; growth of our selling, general and administrative expenses; decrease of total depreciation and amortization expense; decrease in interest expense and possible impact of acquisitions or future foreign currency fluctuations; our use of cash and liquidity position going forward; cash needs to service our debt; and the possible affects of the global economic downturn on our business and operations.

Actual results could differ materially from those projected, implied or anticipated by our forward-looking statements. Some of the factors that could cause actual results to differ include: those set forth in the sections titled “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere as described in this Quarterly Report on Form 10-Q. These factors include, but are not limited to: our reliance on a limited number of customers for a substantial portion of our revenues; effects of competition on our software and service pricing and our business; unpredictability and volatility of our operating results, which include the volatility associated with foreign currency exchange risks or changes in the amount of our income tax provision (benefit); effects of the global economic downturn on demand for or utilization of our products and services; risks associated with and possible negative consequences of acquisitions, joint ventures, divestitures and similar transactions, including risks related to our ability to successfully integrate HPI and AUTOonline; our ability to increase market share, successfully introduce new software and services and expand our operations to new geographic locations; time and expenses associated with customers switching from competitive software and services to our software and services; rapid technology changes in our industry; effects of changes in or violations by us or our customers of government regulations; costs and possible future losses or impairments relating to our acquisitions; use of cash to service our debt; country-specific risks associated with operating in multiple countries; and other factors that are described from time to time in our periodic filings with the Securities and Exchange Commission (“SEC”).

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

All percentage amounts and ratios were calculated using the underlying data in whole dollars and may reflect rounding adjustments. Operating results for the three and six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for any future period. We describe the effects on our results that are attributed to the change in foreign currency exchange rates by measuring the incremental difference between translating the current and prior period results at the monthly average rates for the same period from the prior year.

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

The table below sets forth our revenues by reportable segment and as a percentage of our total revenues for the periods indicated (dollars in millions):

	Three Months Ended December 31,				Six Months Ended December 31,
	2009		2008		2009		2008
EMEA	$111.1	68.0%	$80.6	61.4%	$210.2	66.9%	$170.9	62.3%
Americas	52.2	32.0	50.7	38.6	103.9	33.1	103.4	37.7

Total	$163.3	100.0%	$131.3	100.0%	$314.1	100.0%	$274.3	100.0%

Set forth below is our revenues from each of our principal customer categories and as a percentage of revenues for the periods indicated (dollars in millions):

	Three Months Ended December 31,				Six Months Ended December 31,
	2009		2008		2009		2008
Insurance companies	$62.2	38.1%	$56.0	42.7%	$121.9	38.8%	$116.4	42.5%
Collision repair facilities	57.3	35.1	48.8	37.2	111.1	35.4	102.4	37.3
Independent assessors	15.6	9.6	12.9	9.8	30.7	9.8	27.5	10.0
Automotive recyclers and other	28.2	17.2	13.6	10.3	50.4	16.0	28.0	10.2

Total	$163.3	100.0%	$131.3	100.0%	$314.1	100.0%	$274.3	100.0%

During the three and six months ended December 31, 2009, the United States, the United Kingdom and Germany were the only countries that individually represented more than 10% of total revenues.

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

Depreciation and Amortization

Depreciation includes depreciation attributable to buildings, leasehold improvements, data processing and computer equipment, furniture and fixtures. Amortization includes amortization attributable to software purchases and software developed or obtained for internal use and our acquired intangible assets, the majority of which resulted from the acquisition of CSG.

Restructuring charges, asset impairments and other costs associated with exit or disposal activities

Restructuring charges, asset impairments and other costs associated with exit or disposal activities primarily represent costs incurred in relation to our restructuring initiatives.

Acquisition-related costs

Acquisition-related costs include legal and other professional fees and other transaction costs associated with completed and contemplated business combinations and asset acquisitions, costs associated with integrating acquired businesses, including costs incurred to eliminate workforce redundancies and for product rebranding, and other charges incurred as a direct result of our acquisition efforts.

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

Net Income Attributable to Noncontrolling Interests

Several of our customers and other entities own noncontrolling interests in six of our local operating subsidiaries. Net income attributable to noncontrolling interests reflect such owners’ proportionate interest in the earnings of such operating subsidiaries.

Factors Affecting Our Operating Results

Below is a summary description of several external factors that have or may have an effect on our operating results.

Foreign currency. During the three and six months ended December 31, 2009, we generated approximately 79%, and 78% of our revenues, respectively, and incurred a majority of our costs, in currencies other than the U.S. dollar, primarily the Euro. We currently do not hedge our exposure to foreign currency risks. In our historical financial statements, we re-measure our local currency financial results in U.S. dollars based on average exchange rates prevailing during a reporting period or the exchange rate at the end of that period. These re-measurements resulted in foreign currency translation adjustments of $(5.6) million and $7.1 million during the three and six months ended December 31, 2009, respectively, which are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction losses recognized in our condensed consolidated statements of income during the three and six months ended December 31, 2009 were $0.5 million and $1.3 million, respectively.

Exchange rates between most of the major foreign currencies we use to transact our business and the U.S. dollar have fluctuated significantly over the last few years and we expect that they will continue to fluctuate during the remainder of fiscal year 2010. The majority of our revenues and costs are denominated in Euros, Pound Sterling, Swiss francs, Canadian dollars and other international currencies. The following table provides the average quarterly exchange rates for the Euro and Pound Sterling since the beginning of fiscal year 2009:

Period	Average Euro-to- U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2008	$1.51	$1.90
Quarter ended December 31, 2008	1.32	1.58
Quarter ended March 31, 2009	1.31	1.44
Quarter ended June 30, 2009	1.36	1.55
Quarter ended September 30, 2009	1.43	1.64
Quarter ended December 31, 2009	1.48	1.63

During the three months ended December 31, 2009 as compared to the three months ended December 31, 2008, the U.S. dollar weakened against most major foreign currencies we use to transact our business. For example, the average U.S dollar weakened against the Euro by 12.1%, and the average U.S. dollar weakened against the Pound Sterling by 3.7%. This weakening of the U.S.

dollar had a positive comparable impact on our revenues, but a negative comparable impact on our expenses for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in an approximately $6.4 million change to our revenues during the three months ended December 31, 2009.

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

Non-cash charges. We incurred pre-tax, non-cash share-based compensation charges of $1.9 million and $3.4 million during the three and six months ended December 31, 2009, respectively, and $1.6 million and $3.2 million for the three and six months ended December 31, 2008, respectively. We expect to recognize additional pre-tax, non-cash share-based compensation charges related to share-based awards outstanding at December 31, 2009 of approximately $20.3 million ratably over the remaining weighted-average vesting period of 2.9 years.

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

Results of Operations

Our results of operations include the results of operations of acquired companies from the date of the respective acquisitions.

The table below sets forth our results of operations data expressed as a percentage of revenues for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
Operating expenses	20.6	23.0	21.2	23.0
Systems development and programming costs	11.5	10.5	11.3	10.9

Total cost of revenues (excluding depreciation and amortization)	32.2	33.4	32.5	34.0
Selling, general & administrative expenses	26.6	29.1	26.0	28.0
Depreciation and amortization	13.9	15.2	14.1	15.0
Restructuring charges, asset impairments and other costs associated with exit or disposal activities	1.1	0.2	1.1	0.3
Acquisition-related costs	0.3	0.2	0.7	0.2
Interest expense	5.3	6.9	5.5	7.3
Other (income) expense, net	0.1	(8.2)	0.2	(5.2)

	79.4	76.9	80.2	79.6
Income before provision for income taxes	20.6	23.1	19.8	20.4
Income tax provision	4.8	6.7	4.6	6.5

Net income	15.7	16.5	15.2	13.9
Less: Net income attributable to noncontrolling interests	1.5	1.5	1.4	1.5

Net income attributable to Solera Holdings, Inc.	14.3%	15.0%	13.8%	12.4%

The table below sets forth statement of income data, including the amount and percentage changes for the periods indicated (dollars in millions):

	Three Months Ended December 31,				Six Months Ended December 31,
	2009	2008	Change		2009	2008	Change
	$	$	$	%	$	$	$	%
Revenues	163.3	131.3	32.0	24.4	314.1	274.3	39.8	14.5

Cost of revenues:
Operating expenses	33.7	30.2	3.6	11.8	66.7	63.2	3.5	5.5
Systems development and programming costs	18.9	13.7	5.1	37.1	35.5	30.0	5.5	18.3

Total cost of revenues (excluding depreciation and amortization)	52.6	43.9	8.7	19.7	102.2	93.2	9.0	9.6
Selling, general & administrative expenses	43.5	38.2	5.3	13.7	81.8	76.9	4.9	6.4
Depreciation and amortization	22.7	20.0	2.7	13.7	44.3	41.2	3.1	7.6
Restructuring charges, asset impairments and other costs associated with exit or disposal activities	1.7	0.3	1.4	511.6	3.5	0.8	2.7	358.9
Acquisition-related costs	0.5	0.3	0.3	103.7	2.1	0.6	1.6	278.9
Interest expense	8.6	9.0	(0.4)	(4.6)	17.4	20.1	(2.7)	(13.5)
Other (income) expense, net	0.1	(10.7)	10.9	(101.4)	0.6	(14.2)	14.8	(104.0)

	129.7	100.9	28.8	28.6	251.8	218.5	33.4	15.3
Income before provision for income taxes	33.6	30.4	3.2	10.5	62.2	55.8	6.4	11.5
Income tax provision	7.9	8.8	(0.9)	(9.8)	14.4	17.8	(3.3)	(18.7)

Net income	25.7	21.6	4.0	18.7	47.8	38.1	9.7	25.6
Less: Net income attributable to noncontrolling interests	2.4	2.0	0.4	21.1	4.5	4.1	0.5	11.6

Net income attributable to Solera Holdings, Inc.	23.3	19.7	3.6	18.5	43.3	34.0	9.3	27.2

Revenues

Three Months Ended December 31, 2009 vs. Three Months Ended December 31, 2008. During the three months ended December 31, 2009, revenues increased $32.0 million, or 24.4%, including the revenues from HPI, acquired in December 2008, of $10.9 million. After adjusting for changes in foreign currency exchange rates and excluding revenues from HPI, revenues increased $10.4 million, or 8.0%, during the three months ended December 31, 2009 primarily relating to revenue contributions from AUTOonline, acquired in October 2009, of $7.4 million, as well as growth in transaction and subscription revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

Our EMEA revenues increased $30.5 million, or 37.9%, to $111.1 million, including the revenues from HPI of $10.9 million. After adjusting for changes in foreign currency exchange rates and excluding revenues from HPI, EMEA revenues increased $11.4 million, or 14.3%, during the three months ended December 31, 2009 primarily relating to revenue contributions from AUTOonline, of $7.4 million, as well as growth in transaction and subscription revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

Our Americas revenues increased $1.5 million, or 3.0%, to $52.2 million. After adjusting for changes in foreign currency exchange rates, Americas revenues decreased $1.0 million, or 1.9%, during the three months ended December 31, 2009 primarily resulting from the loss of a major U.S. insurance company customer in the three months ended June 30, 2009, offset by growth in transaction and subscription revenues from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

Six Months Ended December 31, 2009 vs. Six Months Ended December 31, 2008. During the six months ended December 31, 2009, revenues increased $39.8 million, or 14.5%, including the revenues from HPI of $22.4 million. After adjusting for changes in foreign currency exchange rates and excluding revenues from HPI, revenues increased $16.0 million, or 5.9%, during the six months ended December 31, 2009 primarily relating to revenue contributions from AUTOonline, of $7.4 million, as well as growth in transaction and subscription revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

Our EMEA revenues increased $39.3 million, or 23.0%, to $210.2 million, including the revenues from HPI of $22.4 million. After adjusting for changes in foreign currency exchange rates and excluding revenues from HPI, EMEA revenues increased $16.1 million, or 9.5%, during the six months ended December 31, 2009 primarily relating to revenue contributions from AUTOonline, of $7.4 million, as well as growth in transaction and subscription revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

Our Americas revenues increased $0.5 million, or 0.5%, to $103.9 million. After adjusting for changes in foreign currency exchange rates, Americas revenues decreased $0.1 million, or 0.0%, during the six months ended December 31, 2009 resulting from the loss of a major U.S. insurance company customer, offset by growth in transaction and subscription revenues from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

Revenue growth for each of our customer categories was as follows:

	Three Months Ended December 31, 2009		Six Months Ended December 31, 2009
(dollars in millions)	Revenue Growth	Percentage Change	Revenue Growth	Percentage Change
Insurance companies	$6.2	11.2%	$5.5	4.7%
Collision repair facilities	8.5	17.3	8.8	8.6
Independent assessors	2.7	21.0	3.2	11.5
Automotive recyclers and other	14.6	107.7	22.3	79.8

Total	$32.0	24.4%	$39.8	14.5%

Revenue growth for each of our customer categories after adjusting for changes in foreign currency exchange rates was as follows:

	Three Months Ended December 31, 2009		Six Months Ended December 31, 2009
(dollars in millions)	Revenue Growth	Percentage Change	Revenue Growth	Percentage Change
Insurance companies	$1.5	2.7%	$4.9	4.2%
Collision repair facilities	4.4	9.0	8.8	8.6
Independent assessors	1.1	8.1	2.6	9.4
Automotive recyclers and other	13.0	96.0	22.6	80.6

Total	$20.0	15.2%	$38.9	14.2%

Operating expenses

Three Months Ended December 31, 2009 vs. Three Months Ended December 31, 2008. During the three months ended December 31, 2009, operating expenses increased $3.6 million, or 11.8%, including the operating expenses from HPI of $2.0 million. After adjusting for changes in foreign currency exchange rates and excluding the operating expenses of HPI, operating expenses decreased $0.5 million, or 1.7%, during the six months ended December 31, 2009 due primarily to reductions in operating expenses in our Americas segment, offset by increased operating expenses in our EMEA segment.

Our EMEA operating expenses increased $5.0 million, or 28.7%, including the operating expenses from HPI of $2.0 million. After adjusting for changes in foreign currency exchange rates and excluding the operating expenses of HPI, EMEA operating expenses increased $1.3 million, or 7.4%, during the three months ended December 31, 2009 primarily reflecting increased third-party license fees and expenses from AUTOonline of $0.9 million.

Our Americas operating expenses decreased $1.1 million, or 8.6%. After adjusting for changes in foreign currency exchange rates, Americas operating expenses decreased $1.4 million, or 11.1%, during the three months ended December 31, 2009 due principally to a $1.2 million decrease in personnel costs as a result of headcount reductions pursuant to the Americas 2009 Restructuring Plan that we implemented in April 2009. .

Six Months Ended December 31, 2009 vs. Six Months Ended December 31, 2008. During the six months ended December 31, 2009, operating expenses increased $3.5 million, or 5.5%, including the operating expenses from HPI of $4.7 million. After adjusting for changes in foreign currency exchange rates and excluding the operating expenses of HPI, operating expenses decreased $1.8 million, or 2.9%, during the six months ended December 31, 2009 due primarily to reductions in operating expenses in our Americas segment, offset by increased operating expenses in our EMEA segment.

Our EMEA operating expenses increased $6.6 million, or 18.0%, including the operating expenses from HPI of $4.7 million. After adjusting for changes in foreign currency exchange rates and excluding the operating expenses of HPI, EMEA operating expenses increased $1.4 million, or 3.7%, during the six months ended December 31, 2009 primarily reflecting expenses from AUTOonline of $0.9 million and increased third-party license fees.

Our Americas operating expenses decreased $3.0 million, or 11.3%. After adjusting for changes in foreign currency exchange rates, Americas operating expenses decreased $2.9 million, or 10.8%, during the six months ended December 31, 2009 due principally to a $2.5 million decrease in personnel costs as a result of headcount reductions pursuant to the Americas 2009 Restructuring Plan that we implemented in April 2009.

Systems development and programming costs

Three Months Ended December 31, 2009 vs. Three Months Ended December 31, 2008. During the three months ended December 31, 2009, systems development and programming costs (“SD&P”) increased $5.1 million, or 37.1%, including the SD&P from HPI of $0.6 million. After adjusting for changes in foreign currency exchange rates and excluding the SD&P of HPI, SD&P increased $3.3 million, or 23.9%, during the three months ended December 31, 2009 primarily due to increases in consulting and other professional fees in our Americas segment and personnel expenses in our EMEA segment.

Our EMEA SD&P increased $3.8 million, or 46.2%, including the SD&P of HPI of $0.6 million. After adjusting for changes in foreign currency exchange rates and excluding the SD&P from HPI, EMEA SD&P increased $2.1 million, or 25.8%, during the three months ended December 31, 2009 principally due to expenses from AUTOonline of $0.5 million, a $1.3 million increase in personnel costs and a $0.2 million increase in external consulting costs associated with the development of software updates and new software releases.

Our Americas SD&P increased $1.1 million, or 20.3%. After adjusting for changes in foreign currency exchange rates, Americas SD&P increased $1.0 million, or 18.2%, during the three months ended December 31, 2009 resulting principally from a $1.3 million increase in consulting fees associated with the development of software updates and new software releases, offset by a $0.3 million decrease in personnel costs.

Six Months Ended December 31, 2009 vs. Six Months Ended December 31, 2008. During the six months ended December 31, 2009, SD&P increased $5.5 million, or 18.3%, including the SD&P from HPI of $1.2 million. After adjusting for changes in foreign currency exchange rates and excluding the SD&P of HPI, SD&P increased $3.6 million, or 12.0%, during the six months ended December 31, 2009 primarily due to increases in consulting and other professional fees in our Americas segment and personnel expenses in our EMEA segment.

Our EMEA SD&P increased $3.6 million, or 19.2%, including the SD&P of HPI of $1.2 million. After adjusting for changes in foreign currency exchange rates and excluding the SD&P from HPI, EMEA SD&P increased $1.7 million, or 9.1%, during the six months ended December 31, 2009 principally due to expenses from a $1.4 million increase in personnel costs and $0.5 million in expenses from AUTOonline, offset by a $0.1 million decrease in external consulting costs associated with the development of software updates and new software releases.

Our Americas SD&P increased $1.8 million, or 15.5%. After adjusting for changes in foreign currency exchange rates, Americas SD&P increased $1.8 million, or 15.5%, during the six months ended December 31, 2009 resulting principally from a $1.7 million increase in consulting fees associated with the development of software updates and new software releases.

Selling, general and administrative expenses

Three Months Ended December 31, 2009 vs. Three Months Ended December 31, 2008. During the three months ended December 31, 2009, selling, general and administrative expenses (“SG&A”) increased $5.3 million, or 13.7%, including the SG&A from HPI of $2.1 million. After adjusting for changes in foreign currency exchange rates and excluding the SG&A of HPI, SG&A increased $1.0 million, or 2.6%, for the three months ended December 31, 2009 primarily due to expenses from AUTOonline of $2.9 million and a $0.7 million increase in personnel costs in our EMEA segment, offset by a $1.5 million decrease in legal and other professional fees in our Americas segment, a $0.9 million decrease in professional fees in our Corporate segment related to Sarbanes-Oxley compliance and income taxes and a $0.3 million decrease in facilities costs in our EMEA segment.

Six Months Ended December 31, 2009 vs. Six Months Ended December 31, 2008. During the six months ended December 31, 2009, SG&A increased $4.9 million, or 6.4%, including the SG&A from HPI of $4.2 million. After adjusting for changes in foreign currency exchange rates and excluding the SG&A of HPI, SG&A increased $0.1 million, or 0.1%, for the six months ended December 31, 2009 primarily due to expenses from AUTOonline of $2.9 million and a $1.9 million increase in personnel costs in our EMEA segment, offset by a $1.3 million decrease in personnel costs and $1.3 million decrease in legal and other professional fees in our Americas segment, a $1.3 million decrease in professional fees and advertising costs in our EMEA segment and a $1.0 million decrease in professional fees in our Corporate segment related to Sarbanes-Oxley compliance and income taxes.

Notwithstanding the impact of fluctuations in the value of the U.S. dollar versus certain foreign currencies in which we transact business, we expect SG&A to continue to increase in the future in absolute dollars as we continue to expand our business into new markets, incur costs related to acquisitions, similar transactions and related activities and continue to incur costs associated with being a public company.

Depreciation and amortization

Three Months Ended December 31, 2009 vs. Three Months Ended December 31, 2008. During the three months ended December 31, 2009, depreciation and amortization increased by $2.7 million, or 13.7%, including the depreciation and amortization from HPI of $2.9 million. After adjusting for changes in foreign currency exchange rates and excluding the depreciation and amortization of HPI, depreciation and amortization decreased $1.3 million for the three months ended December 31, 2009 primarily due to lower amortization expense related to the intangible assets acquired in the acquisition of CSG, partially offset by the depreciation and amortization from AUTOonline of $0.6 million.

Six Months Ended December 31, 2009 vs. Six Months Ended December 31, 2008. During the six months ended December 31, 2009, depreciation and amortization increased by $3.1 million, or 7.6%, including the depreciation and amortization from HPI of $5.8 million. After adjusting for changes in foreign currency exchange rates and excluding the depreciation and amortization of HPI, depreciation and amortization decreased $3.4 million for the six months ended December 31, 2009 primarily due to lower amortization expense related to the intangible assets acquired in the acquisition of CSG, partially offset by the depreciation and amortization from AUTOonline of $0.6 million.

We generally amortize intangible assets on an accelerated basis to reflect the pattern in which the economic benefits of the intangible assets are realized. Although we expect to experience significant depreciation and amortization in the future as we amortize intangible assets acquired in the acquisition of CSG and in our subsequently completed acquisitions, we anticipate that the amount of total depreciation and amortization expense will continue to decline over the next several years, subject to the effect of any future acquisitions and notwithstanding the impact of fluctuations in the value of the U.S. dollar versus certain foreign currencies in which we transact business,.

Restructuring charges, asset impairments and other costs associated with exit or disposal activities

Three Months Ended December 31, 2009 vs. Three Months Ended December 31, 2008 and Six Months Ended December 31, 2009 vs. Six Months Ended December 31, 2008. During the three and six months ended December 31, 2009, we incurred restructuring charges, asset impairments and other costs associated with exit or disposal activities of $1.7 million and $3.5 million, respectively, as compared to $0.3 million and $0.8 million during the three and six months ended December 31, 2008, respectively. The restructuring charges, asset impairments and other costs associated with exit or disposal activities incurred in fiscal year 2010 primarily relates to our Americas 2009 Restructuring Plan, under which we incurred employee termination benefits, charges resulting from vacating our office facility in San Ramon, California, and certain other charges directly related to the implementation of the restructuring initiative, offset by the reversal of previously accrued restructuring charges in our EMEA segment as a result of completing the planned restructuring actions.

We expect to incur additional restructuring charges, relating primarily to employee termination benefits and lease-related liabilities, for the remainder of fiscal year 2010 and future years as we continue to implement the Americas 2009 Restructuring Plan and undertake additional efforts to improve efficiencies in our business.

Acquisition-related costs

Three Months Ended December 31, 2009 vs. Three Months Ended December 31, 2008 and Six Months Endesd December 31, 2009 vs. Six Months Ended December 31, 2008. During the three and six months ended December 31, 2009, we incurred acquisition-related costs of $0.5 million and $2.1 million, respectively, as compared to $0.3 million and $0.6 million during the three and six months ended December 31, 2008, respectively. Acquisition-related costs incurred in fiscal year 2010 primarily consist of legal and professional fees incurred in connection with our acquisition of AUTOonline.

As a result of our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations, in fiscal year 2010, acquisition-related costs incurred during the six months ended December 31, 2009 include legal and professional fees and other transaction costs associated with completed acquisitions, whereas in periods prior to our adoption of SFAS No. 141(R), legal and professional fees and other transaction costs associated with completed acquisitions were included in the determination of the purchase price and accordingly were not charged against earnings.

We expect to incur additional acquisition-related costs for the remainder of fiscal year 2010 and future years as we continue to pursue potential business combinations and asset acquisitions as part of our plan to grow our business.

Interest expense

Three Months Ended December 31, 2009 vs. Three Months Ended December 31, 2008 and Six Months Ended December 31, 2009 vs. Six Months Ended December 31, 2008. During the three and six months ended December 31, 2009, interest expense decreased $0.4 million and $2.7 million, respectively, due primarily to declines in the variable interest rates on our outstanding indebtedness.

Notwithstanding the impact of fluctuations in the value of the U.S. dollar versus the Euro, we expect that our annual interest expense will continue to decrease as we repay outstanding indebtedness, assuming no additional borrowings, including borrowings to finance any future acquisitions.

Other (income) expense, net

Three Months Ended December 31, 2009 vs. Three Months Ended December 31, 2008 and Six Months Ended December 31, 2009 vs. Six Months Ended December 31, 2008. During the three and six months ended December 31, 2009, other (income) expense, net decreased $10.9 million and $14.8 million, respectively, primarily due to gains of $7.6 million and $10.6 million, respectively, related to our foreign currency option recognized during the three and six months ended December 31, 2008, decreases in foreign currency exchange gains of $2.3 million and $2.4 million for the three and six months ended December 31, 2009, respectively, from foreign currency exchange and decreases in interest income of $0.9 million and $1.7 million for the three and six months ended December 31, 2009, respectively.

Income tax provision

Three Months Ended December 31, 2009 vs. Three Months Ended December 31, 2008 and Six Months Ended December 31, 2009 vs. Six Months Ended December 31, 2008. During the three and six months ended December 31, 2009, we recorded an income tax provision of $7.9 million and $14.4 million, respectively, which resulted in an effective tax rate of 23.5% and 23.2%, respectively. During the three and six months ended December 31, 2008, we recorded an income tax provision of $8.8 million and $17.8 million, respectively, which resulted in an effective tax rate of 28.8% and 31.8%, respectively. The decrease in the effective tax rate during the three and six months ended December 31, 2009 was primarily attributable to a shift in the jurisdictional mix of taxable income. The Company’s effective tax rate for the three and six month period ended December 31, 2009 is not necessarily indicative of the effective tax rate that may be expected for fiscal year 2010.

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

In May 2007, we entered into an amended and restated senior secured credit facility, which provides us with the following borrowing commitments: a $50.0 million revolving credit facility, a $230.0 million U.S. term loan and a €280.0 million European term loan. As of December 31, 2009, we had $215.4 million and $368.5 million (€257.1 million) in outstanding loans under the U.S. term loan and European term loan, respectively, with interest rates of 2.1% and 2.4%, respectively. No borrowings were outstanding under the revolving credit facility at December 31, 2009.

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

Pursuant to agreements entered into prior to our acquisition of CSG, the noncontrolling stockholders of certain of our majority-owned subsidiaries have the right to require us to redeem their shares at the then fair market value. The estimated fair market value of these redeemable noncontrolling interests was $82.4 million at December 31, 2009, excluding the fair value of the redeemable noncontrolling ownership interest in AUTOonline. We do not have any indication that the exercise of these redemption rights is probable within the next twelve months. Further, we do not believe the occurrence of conditions precedent to the exercise of certain of these redemption rights is probable within the next twelve months. If the redemption rights were exercised, we believe that we have sufficient liquidity to fund such redemptions but such redemptions may require a waiver under our senior secured credit facility. Obtaining such a waiver would be subject to conditions prevalent in the capital markets at that time, and could involve changes to the terms of our senior secured credit facility, including changes that could result in us incurring additional interest expense. If we were not able to obtain such a waiver, we could be in breach of our senior secured credit facility or in breach of our agreements with the noncontrolling stockholders.

As of December 31, 2009 and June 30, 2009, we had unrestricted cash and cash equivalents and short-term investments of $204.5 million and $235.4 million, respectively. The decrease in cash and cash equivalents and short-term investments is primarily due to the cash paid to acquire AUTOonline, partially offset by cash generated from operations.

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

On September 28, 2009, and December 21, 2009, we paid a quarterly cash dividend of $0.0625 per share outstanding of common stock and per outstanding restricted stock unit to stockholders and restricted stock unit holders of record at the close of business on September 18, 2009, and November 23, 2009. The aggregate dividend payments were approximately $8.8 million. On February 4, 2010, we announced that the audit committee of our board of directors approved the payment of a quarterly cash dividend of $0.0625 per share of outstanding of common stock and per outstanding restricted stock unit payable on March 22, 2010 to stockholders and restricted stock unit holders of record at the close of business on February 22, 2010. Any determination to pay dividends in future periods will be at the discretion of our board of directors.

The following summarizes our primary sources and uses of cash in the periods presented (in millions):

	Six Months Ended December 31,
	2009	2008	Change
Operating activities	$69.0	$57.9	$11.1
Investing activities	(84.8)	(97.9)	(13.1)
Financing activities	(11.2)	81.8	(93.0)

Operating activities. The $11.1 million increase in cash provided by operating activities was principally attributable to an increase in net income, after adjusting for non-cash items.

Investing activities. The $13.1 million decrease in cash used in investing activities was principally attributable to a $12.3 million increase in maturities of short term investments.

Financing activities. The $93.0 million increase in cash used in financing activities was attributable to the $86.0 million in cash proceeds raised during the six months ended December 31, 2008 from a secondary public offering of our common stock.

Off-Balance Sheet Arrangements and Related Party Transactions

As of December 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Certain noncontrolling stockholders of our international subsidiaries are also commercial purchasers and users of our software and services. Revenue transactions with all of the individual noncontrolling stockholders in the aggregate were less than 5% of our consolidated revenue for the six months ended December 31, 2009 and 2008, and aggregate accounts receivable from the noncontrolling stockholders represent less than 5% of consolidated accounts receivable at December 31, 2009.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in our consolidated financial statements. On an ongoing basis, we evaluate estimates. We base our estimates on historical experiences and assumptions which we believe to be reasonable under the circumstances. These estimates form the basis for our judgments that affect the amounts reported in the consolidated financial statements. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 to our audited consolidated financial statements for the year ended June 30, 2009 and our critical accounting policies are more fully described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each of which were included in our Annual Report on Form 10-K for the year ended June 30, 2009 filed with the SEC on August 31, 2009. There were no significant changes in our critical accounting policies and estimates during the six months ended December 31, 2009.

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

The following table provides the average quarterly exchange rates for the Euro and Pound Sterling since the beginning of fiscal year 2009:

Period	Average Euro-to- U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2008	$1.51	$1.90
Quarter ended December 31, 2008	1.32	1.58
Quarter ended March 31, 2009	1.31	1.44
Quarter ended June 30, 2009	1.36	1.55
Quarter ended September 30, 2009	1.43	1.64
Quarter ended December 31, 2009	1.48	1.63

During the three months ended December 31, 2009 as compared to the three months ended December 31, 2008, the U.S. dollar weakened against most major foreign currencies we use to transact our business. For example, the average U.S dollar weakened against the Euro by 12.1%, and the average U.S. dollar weakened against the Pound Sterling by 3.7%. This weakening of the U.S. dollar had a positive comparable impact on our revenues, but a negative comparable impact on our expenses for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in changes to our revenues of $6.4 million and $12.2 million during the three and six months ended December 31, 2009, respectively.

In February 2006, we entered into a foreign exchange option that gave us the right to call $200.0 million in U.S. dollars at a strike price of €1.1646 per U.S. dollar at any time up to February 8, 2011. We paid approximately $7.9 million for this option and in November 2008, we sold it for $12.4 million. Historically, other than the foreign exchange option described above, we have not undertaken hedging strategies to minimize the effect of currency fluctuations on our results of operations and financial condition; however, we may decide to do so in the future.

Interest Rate Risk

We are exposed to interest rate risks primarily through variable interest rate borrowings under our term loans. Our weighted-average borrowings outstanding under the term loans during the six months ended December 31, 2009, were $591.2 million and the weighted-average interest rate in effect at December 31, 2009 was 5.5%.

In order to mitigate the interest rate risk associated with our term loans, in June 2007, we entered into three U.S. dollar-based interest rate swaps with notional amounts of $50.0 million, $81.0 million ($55.3 million as of December 31, 2009 per the planned reduction in notional amounts over the life of the swap contract), and $75.0 million, each with maturities on June 30, 2011, which require us to pay fixed rates of 5.445%, 5.418%, and 5.445%, respectively. We also entered into three Euro-based interest rate swaps with notional amounts of €69.8 million (€15.8 million as of December 31, 2009 per the planned reduction in notional amounts over the life of the swap contract), €50.0 million, and €60.0 million, each with maturities as late as June 30, 2011, which require us to pay fixed rates of 4.603%, 4.679%, and 4.685%, respectively. These interest rate swaps are designated and documented at their inception as cash flow hedges and are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income in stockholders’ equity and reclassified into earnings when the hedged transaction affects earnings. The ineffective portion of these cash flow hedges is recognized in interest expense in the accompanying condensed consolidated statement of operations.

The estimated fair values of the U.S. dollar-based swaps were liabilities of $10.9 million and $13.3 million at December 31, 2009 and June 30, 2009, respectively, which were included in other noncurrent liabilities in the accompanying condensed consolidated balance sheets. The estimated fair values of the Euro-based swaps were liabilities of €5.2 million ($7.5 million) and €6.9 million ($9.6 million) at December 31, 2009 and June 30, 2009, respectively, which were included in other noncurrent liabilities in the accompanying condensed consolidated balance sheets. The change in the fair value of the swaps, net of tax, reflects the effective portion of loss on these hedges and is reported as a component of accumulated other comprehensive income in stockholders’ equity.

After giving effect to the interest rate swaps, a hypothetical 1% increase or decrease in interest rates would have resulted in an approximately $1.0 million change to our interest expense for the six months ended December 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures and, based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

Changes in Internal Controls

We did not identify any changes in our internal control over financial reporting that occurred during the second quarter of fiscal year 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We derive a substantial portion of our revenues from sales to large insurance companies. During the six months ended December 31, 2009, we derived 15.2% of our revenues from our ten largest insurance company customers. The largest three of these customers accounted for 2.4%, 2.1%, and 2.0%, respectively, of our revenues during the six months ended December 31, 2009. A loss of one or more of these customers would result in a significant decrease in our revenues, including the business generated by collision repair facilities associated with those customers. In the fourth quarter of fiscal year 2009, one of our U.S. insurance company customers completed its transition to another provider. This contract accounted for approximately 1.2% of revenues during fiscal year 2009. Furthermore, many of our arrangements with European customers are terminable by them on short notice or at any time. In addition, disputes with customers may lead to delays in payments to us, terminations of agreements or litigation. Additional terminations or non-renewals of customer contracts or reductions in business from our large customers would harm our business, financial condition and results of operations.

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

We derive most of our revenues, and incur most of our costs, including a portion of our debt service costs, in currencies other than the U.S. dollar, mainly the Euro. We currently do not hedge our exposure to foreign currency risks. In our historical financial statements, we re-measure our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period or the exchange rate at the end of that period. These re-measurements resulted in a net foreign currency translation adjustment of $7.1 million for the six months ended December 31, 2009. Recent global economic conditions have impacted currency exchange rates.

Exchange rates between most of the major foreign currencies we use to transact our business and the U.S. dollar have fluctuated significantly over the last few years and we expect that they will continue to fluctuate during the remainder of fiscal year 2010. The majority of our revenues and costs are denominated in Euros, Pound Sterling, Swiss francs, Canadian dollars and other international currencies. The following table provides the average quarterly exchange rates for the Euro and Pound Sterling since the beginning of fiscal year 2009:

Period	Average Euro-to- U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2008	$1.51	$1.90
Quarter ended December 31, 2008	1.32	1.58
Quarter ended March 31, 2009	1.31	1.44
Quarter ended June 30, 2009	1.36	1.55
Quarter ended September 30, 2009	1.43	1.64
Quarter ended December 31, 2009	1.48	1.63

During the three months ended December 31, 2009 as compared to the three months ended December 31, 2008, the U.S. dollar weakened against most major foreign currencies we use to transact our business. For example, the average U.S dollar weakened against the Euro by 12.1%, and the average U.S. dollar weakened against the Pound Sterling by 3.7%. This weakening of the U.S. dollar had a positive comparable impact on our revenues, but a negative comparable impact on our expenses for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in an approximately $6.4 million change to our revenues during the three months ended December 31, 2009.

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

There is momentum to create a U.S. federal government oversight mechanism for the insurance industry. There is also legislation under consideration by the U.S. legislature relating to the vehicle repair industry. Federal regulatory oversight of or legislation relating to the insurance industry in the U.S. could result in a broader impact on our business versus similar oversight or legislation at the U.S. state level.

We are active in over 50 countries, where we are subject to country-specific risks that could adversely impact our business and results of operations.

During the three months ended December 31, 2009, we generated approximately 79% of our revenues outside the U.S. and we expect revenues from non-U.S. markets to continue to represent a majority of our total revenues. Business and operations in individual countries are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, currency exchange controls and repatriation of earnings. Our results are also subject to the difficulties of coordinating our activities across more than 50 different countries. Furthermore, our business strategy includes expansion of our operations into new and developing markets, which will require even greater international coordination, expose us to additional local government regulations and involve markets in which we do not have experience or established operations. In addition, our operations in each country are vulnerable to changes in socio-economic conditions and monetary and fiscal policies, intellectual property protection disputes, the settlement of legal disputes through foreign legal systems, the collection of receivables through foreign legal systems, exposure to possible expropriation or other governmental actions, unsettled political conditions, possible terrorist attacks and pandemic disease. These and other factors may harm our operations in those countries and therefore our business and results of operations.

We have a large amount of goodwill and other intangible assets as a result of the CSG Acquisition and our other acquisitions. Our earnings will be harmed if we suffer an impairment of our goodwill or other intangible assets.

We have a large amount of goodwill and other intangible assets and are required to perform an annual, or in certain situations a more frequent, assessment for possible impairment for accounting purposes. At December 31, 2009, we had goodwill and other intangible assets of $1.1 billion. If we do not achieve our planned operating results or other factors impair these assets, we may be required to incur a non-cash impairment charge. Any impairment charges in the future will adversely affect our results of operations.

We may incur significant restructuring and severance charges in future periods, which would harm our operating results and cash position or increase debt.

We incurred restructuring charges of $5.0 million in fiscal year 2009 and an additional $3.5 million during the six months ended December 31, 2009. These charges consist primarily of termination benefits paid or to be paid to employees and lease-related charges. As of December 31, 2009, our remaining obligation associated with these restructuring charges and others from prior periods is $9.9 million. In addition, we anticipate that we will incur further restructuring charges in fiscal year 2010 resulting from our continued implementation of the restructuring plan we initiated in our Americas segment in April 2009.

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

We have a significant amount of indebtedness. As of December 31, 2009, our indebtedness, including current maturities, was $601.8 million, and we have the ability to borrow an additional $50.0 million under our amended and restated senior credit facility. During the six months ended December 31, 2009, our aggregate interest expense was $17.4 million and cash paid for interest was $17.4 million.

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

Our amended and restated senior credit facility contains covenants that restrict our and our subsidiaries’ ability to make certain distributions with respect to our capital stock, prepay other debt, encumber our assets, incur additional indebtedness, make capital expenditures above specified levels, engage in business combinations, redeem shares in our operating subsidiaries held by noncontrolling owners or undertake various other corporate activities. These covenants may also require us also to maintain certain specified financial ratios, including those relating to total leverage and interest coverage.

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

As of December 31, 2009, we had an accumulated deficit of approximately $17.8 million. Fiscal year 2009 was our second year since the acquisition of CSG for which we did not report a significant loss. We will need to maintain or increase revenues and maintain or reduce expenses, which include the amortization of the remaining $284.7 million of amortizable intangible assets that we had as of December 31, 2009 and interest expense associated with our indebtedness, to sustain or improve our profitability. We cannot assure you that we will achieve a significant level of profitability. Future decreases in profitability could reduce our stock price, and future net losses would reduce our stock price.

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

We believe that the brand identity that we have developed and acquired has significantly contributed to the success of our business. We also believe that maintaining and enhancing our brands, such as Audatex, ABZ, Hollander, Informex, Sidexa, HPI, AUTOonline and IMS, are critical to the expansion of our software and services to new customers in both existing and new markets. Maintaining and enhancing our brands may require us to make substantial investments and these investments may not be successful. If we fail to promote and maintain our brands or if we incur excessive expenses in this effort, our business, operating results and financial condition will be harmed. We anticipate that, as our markets become increasingly competitive, maintaining and enhancing our brands may become increasingly difficult and expensive. Maintaining and enhancing our brands will depend largely on our ability to be a technology innovator, to continue to provide high quality software and services and protect and defend our brand names and trademarks, which we may not do successfully. To date, we have not engaged in extensive direct brand promotion activities, and we may not successfully implement brand enhancement efforts in the future.

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

Prior to our initial public offering in May 2007, we were not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or the other rules and regulations of the SEC or any securities exchange relating to public companies. We continue to work with our legal, independent accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include corporate governance, corporate control, internal audit, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas. In addition, we are taking steps to address new U.S. federal legislation relating to corporate governance matters and we are monitoring proposed U.S. federal and state legislation relating to corporate governance and other regulatory matters and how the legislation could affect our obligations as a public company.

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

We recently paid our first quarterly dividend and we may not be able to pay dividends on our common stock and restricted stock units in the future; as a result, your only opportunity to achieve a return on your investment may be if the price of our common stock appreciates.

On September 28, 2009 and December 21, 2009, we paid quarterly cash dividends of $0.0625 per share outstanding of common stock and per outstanding restricted stock unit to stockholders and restricted stock unit holders of record at the close of business on September 18, 2009 and November 23, 2009, respectively. The aggregate dividend payment was approximately $8.8 million. On February 4, 2010, we announced that the audit committee of our board of directors approved the payment of a quarterly cash dividend of $0.0625 per outstanding share of common stock and per outstanding restricted stock unit payable on February 22, 2010 to stockholders and restricted stock unit holders of record at the close of business on March 22, 2010. Any determination to pay dividends in future periods will be at the discretion of our board of directors. Our ability to pay dividends to holders of our common stock and restricted stock units in future periods may be limited by restrictive covenants under our amended and restated senior credit facility. As a result, your only opportunity to achieve a return on your investment in us could be if the market price of our common stock appreciates and you sell your shares at a profit. We cannot assure you that the market price for our common stock will ever exceed the price that you pay.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended December 31, 2009, we repurchased 10,000 shares of our common stock from a former employee at a repurchase price of $0.30 per share following his termination of employment with us. This stock repurchase was consummated pursuant to the stock repurchase provisions of a securities purchase agreement with the former employee signed in February 2007.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our Annual Meeting of Stockholders was held on November 11, 2009 (the “Annual Meeting”). Proxies for the Annual Meeting were solicited pursuant to our proxy statement under Regulation 14(a) of the Exchange Act filed with the SEC October 9, 2009 (the “Proxy Statement”). There were 69,634,059 shares of common stock entitled to vote at the Annual Meeting and a total of 67,167,090 shares were represented at the Annual Meeting. At our Annual Meeting, two proposals were presented to our stockholders for approval. There was no solicitation in opposition to any of the proposals recommended by our Board of Directors and described in the Proxy Statement.

At the Annual Meeting, the following proposals were adopted by the margins indicated below.

Proposal 1- the election of the following five directors for a term of one year.

Name of Director	For	Withheld
Tony Aquila	65,962,568	1,204,522
Arthur F. Kingsbury	66,838,688	328,402
Jerrell W. Shelton	66,803,458	363,632
Kenneth A. Viellieu	66,809,933	357,157
Stuart J. Yarbrough	66,813,920	353,170

Proposal 2 - the ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2010.

Number of Shares
For	67,112,215
Against	27,944
Abstain	26,931

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tony Aquila, Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Dudley Mendenhall, Chief Financial Officer and Treasurer.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Tony Aquila and Dudley Mendenhall.

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

February 9, 2010