Form 10-Q
period 2010-03-31
SOLERA HOLDINGS, INC
filed 2010-05-07
CIK 1324245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of the issuer’s common stock as of April 30, 2010 was 69,990,227.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SOLERA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2010	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$231,152	$223,420
Short-term investments	—	11,941
Accounts receivable, net of allowance for doubtful accounts of $2,274 and $2,344 at March 31, 2010 and June 30, 2009, respectively	111,955	98,565
Other receivables	14,832	12,177
Other current assets	23,598	19,550
Deferred income tax assets	4,091	4,392

Total current assets	385,628	370,045
Property and equipment, net	57,111	50,784
Goodwill	696,753	651,099
Intangible assets, net	293,927	322,843
Other noncurrent assets	14,176	13,660
Noncurrent deferred income tax assets	8,804	10,178

Total assets	$1,456,399	$1,418,609

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,318	$30,447
Accrued expenses and other current liabilities	112,564	104,414
Income taxes payable	10,737	17,462
Deferred income tax liabilities	158	1,037
Current portion of long-term debt	5,772	5,880

Total current liabilities	160,549	159,240
Long-term debt	571,023	592,200
Other noncurrent liabilities	31,678	36,935
Noncurrent deferred income tax liabilities	54,313	53,965

Total liabilities	817,563	842,340
Redeemable noncontrolling interests	92,675	92,012
Stockholders’ equity:
Solera Holdings, Inc. stockholders’ equity:
Common shares, $0.01 par value: 150,000 shares authorized; 69,952 and 69,531 issued and outstanding as of March 31, 2010 and June 30, 2009, respectively	553,722	526,547
Retained earnings (accumulated deficit)	366	(52,332)
Accumulated other comprehensive income (loss)	(15,088)	3,113

Total Solera Holdings, Inc. stockholders’ equity	539,000	477,328
Noncontrolling interests	7,161	6,929

Total stockholders’ equity	546,161	484,257

Total liabilities and stockholders’ equity	$1,456,399	$1,418,609

See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Revenues	$162,542	$139,263	$476,629	$413,556

Cost of revenues:
Operating expenses	32,340	32,002	99,028	95,211
Systems development and programming costs	16,651	14,471	52,150	44,475

Total cost of revenues (excluding depreciation and amortization)	48,991	46,473	151,178	139,686
Selling, general and administrative expenses	46,306	39,404	128,113	116,277
Depreciation and amortization	22,396	22,227	66,716	63,413
Restructuring charges, asset impairments, and other costs associated with exit or disposal activities	1,561	658	5,021	1,412
Acquisition-related costs	820	2,479	2,958	3,043
Interest expense	7,876	9,518	25,250	29,612
Other (income) expense, net	58	(909)	613	(15,143)

	128,008	119,850	379,849	338,300

Income before provision for income taxes	34,534	19,413	96,780	75,256
Income tax provision	9,150	5,394	23,590	23,167

Net income	25,384	14,019	73,190	52,089
Less: Net income attributable to noncontrolling interests	2,799	2,032	7,344	6,105

Net income attributable to Solera Holdings, Inc.	$22,585	$11,987	$65,846	$45,984

Net income attributable to Solera Holdings, Inc. per common share:
Basic	$0.32	$0.17	$0.94	$0.68

Diluted	$0.32	$0.17	$0.94	$0.68

Dividends paid per share	$0.06	$—	$0.19	$—

Weighted-average shares used in the calculation of net income attributable to Solera Holdings, Inc. per common share:
Basic	69,722	69,053	69,493	66,637

Diluted	69,916	69,085	69,654	66,683

See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$73,190	$52,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,716	63,413
Provision for doubtful accounts	982	1,222
Stock-based compensation	6,964	4,848
Deferred income taxes	(1,832)	(3,642)
Change in fair value of financial instruments	—	(10,599)
Other	(242)	61
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Increase in accounts receivable	(12,594)	(4,139)
Increase in other assets	(5,770)	(4,431)
Increase (decrease) in accounts payable	745	(3,468)
Decrease in accrued expenses and other liabilities	(2,026)	(8,742)

Net cash provided by operating activities	126,133	86,612

Cash flows from investing activities:
Capital expenditures	(21,172)	(16,090)
Acquisitions of businesses, net of cash acquired	(87,442)	(99,399)
Proceeds from maturities of short-term investments	12,094	—
Increase in restricted cash	(2,491)	(1,182)
Proceeds from sale of foreign exchange option	—	12,400

Net cash used in investing activities	(99,011)	(104,271)

Cash flows from financing activities:
Proceeds from sale of common shares, net of offering costs	—	86,016
Principal payments on financed asset acquisitions	(2,636)	(2,976)
Repayments of long-term debt	(4,481)	(4,342)
Cash dividends paid on common shares and participating securities	(13,148)	—
Cash dividends paid to noncontrolling interests	(3,722)	—
Proceeds from stock purchase plan and exercise of stock options	6,269	1,441

Net cash provided by (used in) financing activities	(17,718)	80,139

Effect of foreign currency exchange rate changes on cash and cash equivalents	(1,672)	(23,749)

Net change in cash and cash equivalents	7,732	38,731
Cash and cash equivalents, beginning of period	223,420	149,311

Cash and cash equivalents, end of period	$231,152	$188,042

Supplemental cash flow information:
Cash paid for interest	$25,020	$29,264
Cash paid for income taxes	$33,698	$23,058
Supplemental disclosure of non-cash investing and financing activities:
Capital assets financed	$3,622	$1,586
Accrued contingent purchase consideration	$3,274	$—
Note payable issued in acquisition of business	$—	$17,330

See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Description of Business

Solera Holdings, Inc. and subsidiaries (the “Company”, “Solera”, “we”, “us” or “our”) is a leading global provider of software and services to the automobile insurance claims processing industry. Its software and services help its customers: estimate the costs to repair damaged vehicles; determine pre-collision fair market values for vehicles damaged beyond repair; automate steps of the claims process; outsource steps of the claims process that insurance companies have historically performed internally; and monitor and manage their businesses through data reporting and analysis. We are active in over 50 countries and derive most of our revenues from our estimating and workflow software. Through our acquisitions of HPI, Ltd. (“HPI”) in December 2008 and AUTOonline GmbH In-formationssysteme (“AUTOonline”) in October 2009, we also provide used vehicle validation services in the United Kingdom and operate an eSalvage vehicle exchange platform in several European countries and Mexico.

Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”), and therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated financial statements for the periods presented reflect all adjustments necessary to fairly state our financial position, results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the fiscal year ended June 30, 2009, included in our Annual Report on Form 10-K filed with the SEC on August 31, 2009. Our operating results for the three and nine month periods ended March 31, 2010 are not necessarily indicative of the results that may be expected for any future periods.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Our consolidated, majority-owned subsidiaries include our subsidiaries located in Belgium, France, Portugal, Spain and Mexico, as well as AUTOonline. All intercompany accounts and transactions have been eliminated in consolidation.

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

Acquisition-Related Costs

Acquisition-related costs include legal and other professional fees and other transaction costs associated with completed and contemplated business combinations and asset acquisitions, costs associated with integrating acquired businesses, including costs incurred to eliminate workforce redundancies and for product rebranding, and other charges incurred as a direct result of our acquisition efforts, including changes to the fair value of contingent purchase consideration subsequent to the acquisition date and gains and losses resulting from the settlement of a pre-existing contractual relationship with an acquiree through a business combination or asset acquisition.

As a result of our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised), Business Combinations (“SFAS No. 141(R)”), which was primarily codified into ASC Topic No. 805-10, Business Combinations, in fiscal year 2010, acquisition-related costs incurred during the nine months ended March 31, 2010 included legal and professional fees and other transaction costs associated with completed acquisitions, whereas in periods prior to our adoption of SFAS No. 141(R) /ASC Topic No. 805-10, legal and professional fees and other transaction costs associated with completed acquisitions were included in the determination of the purchase price and accordingly were not charged against earnings.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation in the accompanying condensed consolidated statements of income. Specifically, certain expenses previously reported in operating expenses, systems development and programming costs and selling, general and administrative expenses have been reclassified and are now reported in acquisition-related costs. These reclassifications had no impact on the previously reported income before provision for income taxes or net income.

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

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets, which was primarily codified into ASC Topic No. 350-20, Intangibles – Goodwill and Other. FSP No. FAS 142-3/ASC Topic No. 350-20, which we adopted in the first quarter of fiscal year 2010, amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of FSP No. FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. Our adoption of FSP No. FAS 142-3/ASC Topic No. 350-20 did not have a significant impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which was primarily codified into ASC Topic No. 810-10, Consolidations. SFAS No. 160/ASC Topic No. 810-10 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160/ASC Topic No. 810-10 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. We adopted SFAS No. 160/ASC Topic No. 810-10 in the first quarter of fiscal year 2010. As a result, the carrying amounts of the ownership interests in consolidated subsidiaries held by noncontrolling owners, to the extent that such ownership interests are not redeemable outside of our control, are now presented as a component of total stockholders’ equity in the accompanying condensed consolidated balance sheets as compared to the presentation prior to our adoption of SFAS No. 160/ASC Topic No. 810-10 where these amounts were presented outside of permanent equity. Additionally, net income presented in the accompanying condensed consolidated statements of income now includes net income attributable to noncontrolling interests as compared to the presentation prior to our adoption of SFAS No. 160/ASC Topic No. 810-10 where net income attributable to the noncontrolling interests was excluded from the determination of net income. Finally, we now present the accompanying condensed consolidated statements of cash flows using net income as calculated pursuant to SFAS No. 160/ASC Topic No. 810-10.

At the March 12, 2008 Emerging Issues Task Force (“EITF”) meeting, the SEC Observer announced revisions to Topic No. D-98, Classification and Measurement of Redeemable Securities, which was also primarily codified into ASC Topic No. 810-10, which provides SEC registrants with guidance on the financial statement classification and measurement of equity securities that are subject to mandatory redemption requirements or whose redemption is outside the control of the issuer. The revised Topic No. D-98/ASC Topic No. 810-10 requires noncontrolling interests that are redeemable at the option of the holder to be recorded outside of permanent equity at fair value, and the redeemable noncontrolling interests to be adjusted to their fair value at each balance sheet date. Adjustments to the carrying amount of a noncontrolling interest from the application of Topic No. D-98/ASC Topic No. 810-10 are recorded to retained earnings (or additional paid-in-capital in the absence of retained earnings). As a result of our adoption of the revised provisions of Topic No. D-98/ASC Topic No. 810-10 in the first quarter of fiscal year 2010, the carrying amounts of the ownership interests in consolidated subsidiaries held by noncontrolling owners which are redeemable outside of our control have been reported at fair value and presented as a mezzanine item in the accompanying condensed consolidated balance sheets for all periods presented. We recorded to common shares the adjustment of the carrying value of the noncontrolling interests to fair value in the accompanying condensed consolidated balance sheets.

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

In December 2007, the FASB issued SFAS No. 141(R)/ASC Topic No. 805-10 which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date to be measured at their fair value as of that date. An acquirer is required to recognize assets or liabilities arising from all other contingencies as of the acquisition date, measured at their acquisition-date fair values, only if it is more likely than not that they meet the definition of an asset or a liability. Any acquisition-related costs are to be expensed instead of capitalized. Additionally, restructuring expenses generally must be expensed subsequent to the acquisition date in the period in which the expenses are incurred and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense in the period in which the changes occur. SFAS No. 141(R)/ASC Topic No. 805-10 applies prospectively to business combinations for which the acquisition date is on or after July 1, 2009, including our acquisition of an 85% ownership interest in AUTOonline (Note 3).

New Accounting Pronouncements Not Yet Adopted

In September 2009, the FASB reached a consensus on two new pronouncements: Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements, and ASU No. 2009-14, Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements. ASU No. 2009-13 eliminates the requirement that all undelivered elements must have either (i) vendor specific objective evidence (“VSOE”) or (ii) third-party evidence (“TPE”) of stand-alone selling price before an entity can recognize the portion of the consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU No. 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new pronouncements are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the impact that the adoption of these pronouncements will have on our consolidated financial statements.

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

The computation of basic and diluted net income attributable to Solera Holdings, Inc. per common share using the two-class method is as follows (in thousands, except per share amounts):

	Three months Ended March 31,		Nine months Ended March 31,
	2010	2009	2010	2009
Basic net income attributable to Solera Holdings, Inc. per common share
Net income attributable to Solera Holdings, Inc.	$22,585	$11,987	$65,846	$45,984
Less: Dividends paid and undistributed earnings allocated to participating securities	(157)	(130)	(547)	(544)

Net income attributable to common shares – basic	$22,428	$11,857	$65,299	$45,440

Weighted-average number of common shares	69,894	69,458	69,720	67,094
Less: Weighted-average common shares subject to repurchase	(172)	(405)	(227)	(457)

Weighted-average number of common shares used to compute basic net income attributable to Solera Holdings, Inc. per common share	69,722	69,053	69,493	66,637

Basic net income attributable to Solera Holdings, Inc. per common share	$0.32	$0.17	$0.94	$0.68

Diluted net income attributable to Solera Holdings, Inc. per common share
Net income attributable to Solera Holdings, Inc.	$22,585	$11,987	$65,846	$45,984
Less: Dividends paid and undistributed earnings allocated to participating securities	(157)	(130)	(547)	(544)

Net income attributable to common shares – diluted	$22,428	$11,857	$65,299	$45,440

Weighted-average number of common shares used to compute basic net income attributable to Solera Holdings, Inc. per common share	69,722	69,053	69,493	66,637
Diluted effect of options to purchase common stock	194	32	161	46

Weighted-average number of common shares used to compute diluted net income attributable to Solera Holdings, Inc. per common share	69,916	69,085	69,654	66,683

Diluted net income attributable to Solera Holdings, Inc. per common share	$0.32	$0.17	$0.94	$0.68

The following securities that could potentially dilute earnings per share in the future are not included in the determination of diluted net income attributable to Solera Holdings, Inc. per common share (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Antidilutive options to purchase common stock and restricted stock units	33	349	49	240

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

3. Business Combinations and Contingent Consideration

Acquisition of AUTOonline

On October 1, 2009, we acquired an 85% ownership interest in AUTOonline, a German limited liability company and provider of an eSalvage vehicle exchange platform in several European countries and Mexico, for an initial cash payment of €35.7 million ($52.2 million) and contingent cash consideration of up to €23.8 million, of which €22.1 million ($32.3 million) was paid on the acquisition date and the remaining €1.7 million ($2.3 million at March 31, 2010) will be paid during fiscal year 2010. The acquisition of AUTOonline allows us to extend our core offering to now include the disposition of salvage vehicles. AUTOonline has been included in our EMEA segment. The results of operations of AUTOonline are included in our consolidated results of operations from the acquisition date. Revenues recognized by AUTOonline were $7.7 million for the three months ended March 31, 2010 and $15.9 million for the period from the acquisition date through March 31, 2010. Net income earned by AUTOonline was $1.9 million for the three months ended March 31, 2010 and $3.4 million for the period from the acquisition date through March 31, 2010.

The remaining 15% ownership interest in AUTOonline held by the sellers is subject to a put-call option that may be exercised by any party beginning in fiscal year 2013, or earlier under certain circumstances. The redemption value of the option is equal to ten times AUTOonline’s consolidated earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) for the fiscal year ended prior to the exercise date, subject to adjustment under certain circumstances. On the acquisition date, we valued the 15% noncontrolling interest in AUTOonline at €10.5 million ($15.4 million) based on our purchase price for the 85% ownership interest. Because the AUTOonline noncontrolling interest is redeemable at other than fair value but is not currently redeemable, we are accreting the carrying value to the redemption value at each reporting period through the earliest redemption date based on the guidance provided by revised Topic No. D-98/ASC Topic No. 810-10. Accordingly, the carrying value of the AUTOonline noncontrolling interest represents the initial carrying amount, adjusted to reflect the noncontrolling interests’ share of net income or loss and dividends, plus periodic accretion. Additionally, if the fair value of the AUTOonline noncontrolling interest were to exceed the redemption value, the excess would be treated as an adjustment to the numerator in our calculation of net income per common share attributable to Solera Holdings, Inc. which would result in a decrease in our net income per share. At March 31, 2010, the fair value of the AUTOonline noncontrolling interest approximates its redemption value.

We have accounted for the acquisition of AUTOonline under the purchase method of accounting and, accordingly, the total purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill, which is not expected to be deductible for foreign income tax purposes. Because a portion of the purchase price for 85% of AUTOonline is contingent and was subsequently earned in December 2009, we have included the full cash value of the contingent payments in the determination of the acquisition date purchase price. Of the purchase price for AUTOonline, we have preliminarily allocated €54.4 million ($80.6 million) to goodwill and €16.8 million ($24.9 million) to identifiable intangible assets. The goodwill recorded in the acquisition is the result of the unique niche nature of AUTOonline’s business and the well-established network of buyers and sellers.

Our preliminary allocation of identifiable intangible assets acquired from AUTOonline consist of the following:

	Value (in thousands)	Weighted Average Amortizable Life (in years)
Trademark	$17,513	Indefinite
Technology	3,110	5.0
Customer relationships	1,740	10.0
Non-compete agreements	2,546	3.5

Total	$24,909	5.7

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

Contingent Purchase Consideration

In connection with the acquisition of HPI in December 2008, we are required to make contingent future cash payments up to a maximum aggregate amount of £4.8 million ($7.2 million at March 31, 2010) if HPI achieves certain annual financial performance targets through December 31, 2011. Additionally, in connection with our other acquisitions, excluding AUTOonline, we are required to make contingent future cash payments of up to a maximum aggregate amount of approximately $9.2 million, of which approximately $0.8 million relates to an acquisition completed in fiscal year 2010 and the remainder relates to an acquisition completed prior to fiscal year 2010. The contingent purchase consideration becomes payable based on the acquired business’s achievement of certain financial performance and product-related targets.

As a result of our adoption of SFAS No. 141(R) /ASC Topic No. 805-10, contingent future cash payments related to acquisitions completed in fiscal year 2010 are recorded at fair value as of the acquisition date and included in the determination of the acquisition date purchase price. We will recognize any subsequent changes in the fair value of the contingent future cash payments in earnings in the period that the change occurs. None of the contingent future cash payments related to the acquisition completed in fiscal year 2010 has been paid through March 31, 2010.

The contingent future cash payments related to acquisitions completed prior to fiscal year 2010 will be recognized as additional goodwill once the contingency is resolved and the amounts are due and payable. Approximately $2.3 million of the contingent future cash payments related to acquisitions completed prior to fiscal year 2010, including HPI, have been earned and paid through March 31, 2010, and were recognized as additional goodwill.

Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31, 2010		June 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Internally developed software	$16,813	$1,511	$32,678	$16,794
Non-compete agreements	3,103	26	—	—
Purchased customer relationships	205,401	100,867	206,375	85,755
Purchased tradenames and trademarks	16,438	15,496	16,144	12,650
Purchased software and database technology	315,924	177,889	312,884	147,715

	$557,679	$295,789	$568,081	$262,914

Intangible assets not subject to amortization:
Purchased tradenames and trademarks with indefinite lives	32,037		17,676

	$589,716		$585,757

Goodwill

The following table summarizes the activity in goodwill for the nine months ended March 31, 2010 (in thousands):

	Balance at Beginning of Period	Current Year Acquisitions	Other(1)	Foreign Currency Translation Effect	Balance at End of Period
EMEA	$560,490	$86,451	$1,853	$(43,304)	$605,490
Americas	90,609	—	10	644	91,263

Total	$651,099	$86,451	$1,863	$(42,660)	$696,753

(1)	Primarily represents the payment of the initial £1.2 million ($1.9 million) contingent cash payment earned by the sellers in December 2009 in relation to the HPI acquisition.

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

The following table summarizes the activity in the restructuring reserves for the nine months ended March 31, 2010 (in thousands):

	Employee Termination Benefits	Lease-Related Charges	Other Charges	Total
Balance at June 30, 2009	$8,888	$2,078	$—	$10,966
Restructuring charges (1)	(473)	2,111	1,909	3,547
Cash payments	(5,722)	(1,045)	(235)	(7,002)
Other (2)	—	1,599	26	1,625
Effect of foreign exchange	63	—	—	63

Balance at March 31, 2010	$2,756	$4,743	$1,700	$9,199

(1)	Also included in restructuring charges for the nine months ended March 31, 2010 is depreciation expense associated with property and equipment to be abandoned in connection with restructuring activities of $1.1 million.
(2)	Primarily represents the reclassification of an existing unfavorable lease liability.

In April 2009, we initiated a restructuring plan in our Americas segment (the “Americas 2009 Restructuring Plan”). The primary objective of the Americas 2009 Restructuring Plan is the relocation of certain general and administrative functions to our corporate headquarters in San Diego, California, the relocation of certain business delivery functions to San Diego and Mexico, and the closure of our facility in San Ramon, California. Under the Americas 2009 Restructuring Plan, we anticipate terminating approximately 120 employees and incurring expenses related to termination benefits of approximately $3.2 million, of which $0.4 million remains unpaid at March 31, 2010. The remaining unpaid termination benefits under the Americas 2009 Restructuring Plan are expected to be paid through fiscal year 2011. Additionally, in December 2009, we vacated our leased facility in San Ramon and, as a result, incurred net charges of $2.1 million for the nine months ended March 31, 2010 representing the remaining lease obligations, net of estimated future sublease income. At March 31, 2010, the remaining lease-related restructuring liability under the Americas 2009 Restructuring Plan was $3.1 million, which we will pay through July 2013. We also incurred charges of $1.9 million during the nine months ended March 31, 2010 related to a vendor contract that, as a result of the implementation of the Americas 2009 Restructuring Plan, we do not expect to provide a future economic benefit. At March 31, 2010, the remaining liability under the vendor contract was $1.7 million, which we will pay through fiscal year 2014.

In June 2008, we initiated a restructuring plan in our EMEA segment (the “EMEA 2008 Restructuring Plan”), which was designed to create a more efficient and flexible employee workforce. Under the EMEA 2008 Restructuring Plan, we terminated approximately 64 employees and incurred termination benefits of approximately $8.3 million, of which $2.0 million remains unpaid at March 31, 2010. The remaining unpaid termination benefits under the EMEA 2008 Restructuring Plan are expected to be paid through fiscal year 2011. Of the termination benefits incurred under the EMEA 2008 Restructuring Plan, approximately $0.8 million resulted from the termination of 14 employees in connection with an acquisition and, accordingly, was recorded as a component of goodwill as of the acquisition date. During the nine months ended March 31, 2010, we reversed approximately $2.2 million of previously accrued restructuring charges related to the EMEA 2008 Restructuring Plan as a result of the completion of restructuring actions under the plan.

In February 2008, we initiated a restructuring plan in our Americas segment (the “Americas 2008 Restructuring Plan”), which was designed to create a more efficient and flexible employee workforce. Under the Americas 2008 Restructuring Plan, we terminated approximately 168 employees and incurred employee termination benefits of approximately $3.6 million, all of which have been fully paid.

In 2007, we initiated a restructuring plan in our Americas segment (the “Americas 2007 Restructuring Plan”), which was designed to create appropriate resource levels and efficiencies for various functional groups. Under the Americas 2007 Restructuring Plan, we terminated approximately 112 employees and incurred employee termination benefits of approximately $2.3 million, which amounts were paid in full in fiscal year 2008. Additionally, in connection with the Americas 2007 Restructuring Plan, we incurred a lease-related liability of $3.6 million, representing the remaining lease obligations related to the vacated portion of a leased facility, net of estimated future sublease income. At March 31, 2010, the remaining lease-related restructuring liability under the Americas 2007 Restructuring Plan was $1.7 million, which we will pay through July 2013.

In 2007, we initiated a restructuring plan in our EMEA segment (the “EMEA 2007 Restructuring Plan”), which was designed to create a more efficient and flexible employee workforce. Under the EMEA 2007 Restructuring Plan, we terminated approximately 45 employees and incurred employee termination benefits of approximately $5.0 million, of which $0.4 million remains unpaid at March 31, 2010. We expect to pay the remaining unpaid termination benefits under the EMEA 2007 Restructuring Plan through fiscal year 2011.

The following table summarizes the restructuring charges incurred for each restructuring plan for the periods presented (in thousands):

	EMEA 2007	EMEA 2008	Americas 2007	Americas 2008	Americas 2009	Total
Three Months Ended March 31, 2010:
Employee termination benefits	$—	$(47)	$—	$—	$157	$110
Lease-related charges	—	—	—	—	521	521
Other charges	—	—	—	—	930	930

Total restructuring charges	$—	$(47)	$—	$—	$1,608	$1,561

Three Months Ended March 31, 2009:
Employee termination benefits	$—	$—	$—	$658	$—	$658

Total restructuring charges	$—	$—	$—	$658	$—	$658

Nine Months Ended March 31, 2010:
Employee termination benefits	$—	$(2,152)	$—	$(2)	$1,681	$(473)
Lease-related charges	—	—	—	—	2,111	2,111
Other charges	—	—	—	—	3,058	3,058

Total restructuring charges	$—	$(2,152)	$—	$(2)	$6,850	$4,696

Nine Months Ended March 31, 2009:
Employee termination benefits	$—	$—	$2	$1,410	$—	$1,412

Total restructuring charges	$—	$—	$2	$1,410	$—	$1,412

5. Stockholders’ Equity and Redeemable Noncontrolling Interests

The following table sets forth a reconciliation of stockholders’ equity and redeemable noncontrolling interests for the nine months ended March 31, 2010 and 2009 (in thousands):

	Stockholders’ Equity Attributable to Solera Holdings, Inc.
			Accumulated	Retained	Total Solera
	Common Shares		Other Comprehensive Income (Loss)	Earnings (Accumulated Deficit)	Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares	Amount
Balance at June 30, 2009	69,531	$526,547	$3,113	$(52,332)	$477,328	$6,929	$484,257	$92,012
Components of comprehensive income:
Net income attributable to Solera Holdings, Inc. and noncontrolling interests	—	—	—	65,846	65,846	2,252	68,098	5,092
Foreign currency translation adjustments	—	—	(24,314)	—	(24,314)	53	(24,261)	(4,187)
Unrealized gain on derivative instruments, net of tax	—	—	6,113	—	6,113	—	6,113	—

Total comprehensive income					47,645	2,305	49,950	905

Stock-based compensation	—	6,964	—	—	6,964	—	6,964	—
Issuance of common shares under employee stock purchase plan	19	448	—	—	448	—	448	—
Issuance of common shares under stock award plans, net	402	5,821	—	—	5,821	—	5,821	—
Dividends paid on common stock and participating securities	—	—	—	(13,148)	(13,148)	—	(13,148)	—
Dividends paid to noncontrolling owners	—	—	—	—	—	(2,073)	(2,073)	(1,649)
Revaluation of and additions to redeemable noncontrolling interests	—	13,942	—	—	13,942	—	13,942	1,407

Balance at March 31, 2010	69,952	$553,722	$(15,088)	$366	$539,000	$7,161	$546,161	$92,675

	Stockholders’ Equity Attributable to Solera Holdings, Inc.
			Accumulated		Total Solera
	Common Shares		Other Comprehensive Income (Loss)	Accumulated Deficit	Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares	Amount
Balance at June 30, 2008	64,816	$437,911	$52,930	$(110,157)	$380,684	$6,054	$386,738	$95,000
Components of comprehensive income (loss):
Net income attributable to Solera Holdings, Inc. and noncontrolling interests	—	—	—	45,984	45,984	2,192	48,176	3,913
Foreign currency translation adjustments	—	—	(80,293)	—	(80,293)	(1,562)	(81,855)	(15,731)
Unrealized loss on derivative instruments, net of tax	—	—	(18,804)	—	(18,804)	—	(18,804)

Total comprehensive income (loss)					(53,113)	630	(52,483)	(11,818)

Stock-based compensation	—	4,848	—	—	4,848	—	4,848	—
Issuance of common shares in secondary public offering, net of issuance costs	4,500	86,016	—	—	86,016	—	86,016	—
Issuance of common shares under employee stock purchase plan	10	517	—	—	517	—	517	—
Issuance of common shares under stock award plans, net	165	535	—	—	535	—	535	—
Dividends paid to noncontrolling owners	—	—	—	—	—	(866)	(866)	(3,305)
Revaluation of redeemable noncontrolling interests	—	(358)	—	—	(358)	—	(358)	358

Balance at March 31, 2009	69,491	$529,469	$(46,167)	$(64,173)	$419,129	$5,818	$424,947	$80,235

6. Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Net income	$25,384	$14,019	$73,190	$52,089
Other comprehensive income (loss) :
Foreign currency translation adjustments	(37,551)	(29,179)	(28,448)	(97,586)
Unrealized net gain (loss) on derivative instruments	1,805	(212)	6,113	(18,804)

Total comprehensive income (loss)	$(10,362)	$(15,372)	$50,855	$(64,301)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(3,338)	(4,016)	3,210	(11,188)

Comprehensive income (loss) attributable to Solera Holdings, Inc.	$(7,024)	$(11,356)	$47,645	$(53,113)

The majority of our assets and liabilities, including goodwill, intangible assets and long-term debt, are carried in functional currencies other than the U.S. dollar, primarily the Euro. We translate our local currency assets and liabilities in U.S. dollars based on the exchange rate at the end of the reporting period. These translations resulted in a foreign currency translation loss of $24.3 million during the nine months ended March 31, 2010, which was caused by a strengthening in the value of the U.S. dollar versus certain foreign currencies, including the Euro. Generally, the strengthening of the U.S. dollar during the nine months ended March 31, 2010 resulted in decreases to the U.S. dollar value of certain of our assets and liabilities from June 30, 2009 to March 31, 2010, as presented in the accompanying condensed consolidated balance sheets, although the corresponding local currency balances may have increased or remain unchanged.

7. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements at March 31, 2010 Using:
	Fair Value at March 31, 2010	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$231,152	$231,152	$—	$—
Restricted cash (1)	6,240	6,240	—	—
Derivative financial instruments (2)	16,196	—	16,196	—
Redeemable noncontrolling interests (3)	77,586	—	—	77,586

(1)	Included in other current assets and other noncurrent assets in the accompanying condensed consolidated balance sheet. The restricted cash primarily relates to funds held in escrow for the benefit of customers, facility lease deposits and payments for business combinations that are held in escrow.
(2)	Included in other noncurrent liabilities in the accompanying condensed consolidated balance sheet.
(3)	Does not include the redeemable noncontrolling interest of AUTOonline, which is not measured at fair value on a recurring basis.

Cash and cash equivalents and restricted cash. Our cash and cash equivalents and restricted cash primarily consist of bank deposits, money market funds and bank certificates of deposit. The fair value of our cash and cash equivalents and restricted cash are determined using quoted market prices for identical assets (Level 1 inputs).

Derivative financial instruments. Our derivative financial instruments at March 31, 2010 consisted entirely of interest rate swaps. We estimate the fair value of our interest rate swaps using industry standard valuation techniques to extrapolate future reset rates from period-end yield curves and standard valuation models based on a discounted cash flow model. Market-based observable inputs including spot and forward rates, volatilities and interest rate curves at observable intervals are used as inputs to the models (Level 2 inputs).

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

The following table summarizes the activity in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(In thousands)	Redeemable Noncontrolling Interests
Balance at June 30, 2009	$92,012
Net income attributable to redeemable noncontrolling interests	4,488
Change in fair value	(13,111)
Dividends paid to noncontrolling owners	(1,649)
Effect of foreign exchange	(4,154)

Balance at March 31, 2010	$77,586

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

No assets or liabilities were required to be measured at fair value on a nonrecurring basis during the nine months ended March 31, 2010.

Fair Value of Other Financial Instruments

The carrying amounts of certain of our financial instruments, including accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short-term nature. The carrying amounts of our senior secured credit facility approximate fair value at March 31, 2010 and June 30, 2009, respectively, due to the facility’s variable interest rate. The estimated fair value of the note issued to the seller in connection with our acquisition of HPI was approximately $20.1 million at March 31, 2010 and June 30, 2009. We determined the fair value of the note payable using a discounted cash flow model with a discount rate of 5.0%, which represents the weighted average interest rate on the senior secured credit facility.

8. Derivative Financial Instruments

In the normal course of business, we are exposed to interest rate changes and foreign currency fluctuations. We strive to limit these risks through the use of derivative instruments, such as interest rate swaps. Derivatives are not used for speculative purposes.

The following table summarizes the fair value of our derivative financial instruments, which are included in other noncurrent liabilities in the accompanying condensed consolidated balance sheets (in thousands):

	March 31, 2010	June 30, 2009
U.S. dollar interest rate swaps	$9,777	$13,271
Euro interest rate swaps	6,419	9,623

Total	$16,196	$22,894

These interest rate swaps were designated and documented at their inception as cash flow hedges for floating rate debt and are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive (loss) income in stockholders’ equity and reclassified into earnings when the hedged transaction affects earnings. The ineffective portion of these cash flow hedges is recognized in interest expense. We determined the estimated fair values of our derivatives using industry standard valuation techniques and standard valuation models and such estimated fair values may not be representative of actual values that could have been realized or that will be realized in the future.

The following table summarizes our interest rate swaps as of March 31, 2010 (in thousands):

Type	Fixed Rate	Start Date of Swap	End Date of Swap	Notional Amount Outstanding
U.S. dollar interest rate swap	5.4450%	6/29/2007	6/30/2011	$50,000
U.S. dollar interest rate swap	5.4180%	6/29/2007	6/30/2011	$51,265
U.S. dollar interest rate swap	5.4450%	6/29/2007	6/30/2011	$75,000
Euro interest rate swap	4.6030%	6/29/2007	9/30/2010	€9,293
Euro interest rate swap	4.6790%	6/29/2007	6/30/2011	€50,000
Euro interest rate swap	4.6850%	6/29/2007	6/30/2011	€60,000

The following table summarizes the effect of the interest rate swaps on the condensed consolidated statement of income and accumulated other comprehensive income (“AOCI”) for the three and nine months ended March 31, 2010 and 2009 (in thousands):

Derivative Financial Instruments	Loss Recognized in AOCI on Derivatives (1)	Location of Loss Reclassified from AOCI into Income (1)	Loss Reclassified from AOCI into Income (1)	Location of Loss Recognized in Income on Derivatives (2)	Gain (Loss) Recognized in Income on Derivatives (2)
Three Months Ended March 31, 2010:
U.S. dollar interest rate swaps	$(1,159)	Interest Expense	$(2,308)	Interest Expense	$(9)
Euro interest rate swaps	(614)	Interest Expense	(1,694)	Interest Expense	(5)

Total	$(1,773)		$(4,002)		$(14)

Three Months Ended March 31, 2009:
U.S. dollar interest rate swaps	$(486)	Interest Expense	$(1,737)	Interest Expense	$(249)
Euro interest rate swaps	(1,793)	Interest Expense	(816)	Interest Expense	(115)

Total	$(2,279)		$(2,553)		$(364)

Nine Months Ended March 31, 2010:
U.S. dollar interest rate swaps	$(3,620)	Interest Expense	$(7,035)	Interest Expense	$18
Euro interest rate swaps	(2,231)	Interest Expense	(5,377)	Interest Expense	2

Total	$(5,851)		$(12,412)		$20

Nine Months Ended March 31, 2009:
U.S. dollar interest rate swaps	$(10,626)	Interest Expense	$(3,932)	Interest Expense	$(250)
Euro interest rate swaps	(13,411)	Interest Expense	(617)	Interest Expense	108

Total	$(24,037)		$(4,549)		$(142)

(1)	Effective portion.
(2)	Ineffective portion and amount excluded from effectiveness testing.

9. Share-Based Compensation

Share-Based Award Activity

The following table summarizes restricted stock and restricted stock unit activity during the nine months ended March 31, 2010:

	Number of Shares (in thousands)	Weighted Average per Share Grant Date Fair Value
Nonvested at June 30, 2009	657	$13.60
Granted	173	$30.53
Vested	(319)	$14.38
Forfeited	(19)	$11.93

Nonvested at March 31, 2010	492	$18.96

The following table summarizes stock option activity during the nine months ended March 31, 2010:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2009	1,463	$23.06
Granted	705	$30.18
Exercised	(281)	$22.30
Canceled	(94)	$21.79

Outstanding at March 31, 2010	1,793	$26.01	7.2	$21,925

Exercisable at March 31, 2010	363	$22.82	7.7	$5,594

Of the stock options outstanding at March 31, 2010, approximately 1.7 million are expected to vest.

Cash received from the exercise of stock options was $6.3 million during the nine months ended March 31, 2010. The intrinsic value of stock options exercised during the nine months ended March 31, 2010 and 2009 totaled $3.5 million and $0.7 million, respectively.

Valuation of Share-Based Awards

We utilized the Black-Scholes option pricing model for estimating the grant date fair value of stock options granted during the nine months ended March 31, 2010 and 2009 with the following assumptions:

	Risk-Free Interest Rate	Expected Term (in years)	Weighted Average Expected Stock Price Volatility	Expected Dividend Yield	Weighted Average Per Share Grant Date Fair Value
Nine Months Ended March 31, 2010	2.2%	4.7	30%	0.9%	$7.93
Nine Months Ended March 31, 2009	3.2%	6.1	27%	—	$7.90

We based the risk-free interest rates on the implied yield available on U.S. Treasury constant maturities in effect at the time of the grant with remaining terms equivalent to the respective expected terms of the options. Because we have a limited history of stock option exercises, we determined the expected award life using the “simplified method” described in SAB No. 110, Share-Based Payments. We determined the expected volatility based on a combination of implied market volatilities, our historical stock price volatility and other factors. The dividend yield is based on our quarterly dividend of $0.0625 per share declared and paid during the nine months ended March 31, 2010.

We based the fair value of restricted stock and restricted stock units on the market price of our common stock on the date of grant which approximates the intrinsic value.

Share-Based Compensation Expense

Share-based compensation expense, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income, was $3.5 million and $7.0 million for the three and nine months ended March 31, 2010, respectively, and $1.7 million and $4.8 million for the three and nine months ended March 31, 2009, respectively. At March 31, 2010, the estimated total remaining unamortized compensation expense, net of forfeitures, associated with share-based awards was approximately $18.8 million which we expect to recognize over a weighted-average period of 2.7 years.

10. Defined Benefit Pension Plans

Our foreign subsidiaries sponsor various defined benefit plans and individual defined benefit arrangements covering certain eligible employees. We base the benefits under these pension plans on years of service and compensation levels. Funding is limited to statutory requirements.

The components of net pension expense were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Service cost, benefits earned during the period	$660	$665	$2,015	$2,062
Interest cost on projected benefits	932	812	2,892	2,528
Expected return on plan assets	(688)	(713)	(2,138)	(2,218)
Amortization of gain	(67)	(26)	(209)	(80)

Net pension expense	$837	$738	$2,560	$2,292

11. Provision For Income Taxes

We recorded an income tax provision of $9.1 million and $23.6 million for the three and nine months ended March 31, 2010, respectively, and $5.4 million and $23.2 million for the three and nine months ended March 31, 2009, respectively. The expected tax provision derived from applying the federal statutory rate to our income before income tax provision for the three and nine months ended March 31, 2010 differed from our recorded income tax provision primarily due to lower foreign income tax rates in certain jurisdictions whose earnings are considered indefinitely reinvested. These benefits are offset by a valuation allowance recorded on certain deferred tax assets that do not meet the more-likely-than not standard of realizability and foreign withholding tax liabilities. In addition, the gross domestic deferred tax assets continue to be carried with a full valuation allowance such that any current period income tax provision impact is primarily offset with by a valuation allowance release.

ASC Topic No. 740-10, Income Taxes, prescribes that a tax position is required to meet a minimum recognition threshold before being recognized in the financial statements. Gross unrecognized tax benefits as of March 31, 2010 and June 30, 2009 are $7.9 million and $7.8 million, respectively. No significant interest and penalties have been accrued during fiscal year 2010. Pursuant to the terms of the acquisition agreements, the sellers in our business combinations have indemnified us for all tax liabilities related to the pre-acquisition periods. We are liable for any tax assessments for the post-acquisition periods for our U.S. and foreign jurisdictions. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next twelve months.

12. Segment and Geographic Information

We manage our business operations through two strategic business units. Based upon the information reported to the chief operating decision maker, who is the Chief Executive Officer, we have the following two reportable segments: EMEA and Americas. The EMEA business unit encompasses our operations in Europe, the Middle East, Africa, Asia and Australia. The Americas business unit encompasses our operations in North America, and Central and South America. We evaluate the performance of our reportable segments based on revenues and adjusted EBITDA, a non-GAAP financial measure that represents GAAP net income excluding interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, restructuring charges, asset impairments and other costs associated with exit or disposal activities, other (income) expense, and acquisition-related costs. We do not allocate certain costs, including costs related to our financing activities, business development and oversight, and tax, audit and other professional fees, to our reportable segments. Instead, we manage these costs at the Corporate level.

(in thousands)	EMEA	Americas	Corporate	Total
Three Months Ended March 31, 2010:
Revenues	$108,859	$53,683	$—	$162,542
Income (loss) before provision for income taxes	34,531	17,635	(17,632)	34,534
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	15,138	7,258	—	22,396
Interest expense	368	31	7,477	7,876
Other (income) expense, net	285	(75)	(152)	58
Capital expenditures	3,269	2,888	—	6,157
Three Months Ended March 31, 2009:
Revenues	$87,913	$51,350	$—	$139,263
Income (loss) before provision for income taxes	25,974	12,626	(19,187)	19,413
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	14,449	7,777	1	22,227
Interest expense	341	70	9,107	9,518
Other (income) expense, net	(696)	(353)	140	(909)
Capital expenditures	3,300	2,138	—	5,438
Nine Months Ended March 31, 2010:
Revenues	$319,088	$157,541	$—	$476,629
Income (loss) before provision for income taxes	103,077	43,017	(49,314)	96,780
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	45,288	21,428	—	66,716
Interest expense	1,132	226	23,892	25,250
Other (income) expense, net	1,041	(486)	58	613
Capital expenditures	12,606	8,566	—	21,172
Nine Months Ended March 31, 2009:
Revenues	$258,825	$154,731	$—	$413,556
Income (loss) before provision for income taxes	79,137	35,881	(39,762)	75,256
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	39,413	23,992	8	63,413
Interest expense	421	207	28,984	29,612
Other (income) expense, net	(1,127)	(286)	(13,730)	(15,143)
Capital expenditures	6,913	9,177	—	16,090

(in thousands)	EMEA	Americas	Corporate	Total
Total assets at March 31, 2010	1,170,421	274,178	11,800	1,456,399
Total assets at March 31, 2009	1,027,620	277,088	5,082	1,309,790

Geographic revenue information is based on the location of the customer. For the three and nine months ended March 31, 2010, no single country other than the United States, the United Kingdom and Germany accounted for 10% or more of our consolidated revenue and/or consolidated property and equipment.

(in thousands)	Europe *	United States	United Kingdom	Germany	All Other	Total
Revenues:
Three Months Ended March 31, 2010	$61,320	$35,325	$25,149	$19,533	$21,215	$162,542
Three Months Ended March 31, 2009	49,215	37,276	21,219	12,684	18,869	139,263
Nine Months Ended March 31, 2010	182,278	105,189	72,885	55,507	60,770	476,629
Nine Months Ended March 31, 2009	155,089	110,699	48,131	41,517	58,120	413,556
Property and equipment, net at March 31, 2010	8,363	18,954	18,943	7,421	3,430	57,111
Property and equipment, net at March 31, 2009	2,905	21,550	11,689	7,441	4,483	48,068

*	Excludes the United Kingdom and Germany.

13. Subsequent Events

On May 6, 2010, the Company announced that the audit committee of its board of directors approved the payment of a quarterly cash dividend of $0.0625 per outstanding share of common stock and per outstanding restricted stock unit payable on June 21, 2010 to stockholders and restricted stock unit holders of record at the close of business on May 26, 2010.

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

Actual results could differ materially from those projected, implied or anticipated by our forward-looking statements. Some of the factors that could cause actual results to differ include: those set forth in the sections titled “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere as described in this Quarterly Report on Form 10-Q. These factors include, but are not limited to: our reliance on a limited number of customers for a substantial portion of our revenues; effects of competition on our software and service pricing and our business; unpredictability and volatility of our operating results, which include the volatility associated with foreign currency exchange risks, our sales cycle, seasonality, changes in the amount of our income tax provision (benefit) or other factors; effects of the global economic downturn on demand for or utilization of our products and services; risks associated with and possible negative consequences of acquisitions, joint ventures, divestitures and similar transactions, including risks related to our ability to successfully integrate our acquired businesses; our ability to increase market share, successfully introduce new software and services and expand our operations to new geographic locations; time and expenses associated with customers switching from competitive software and services to our software and services; rapid technology changes in our industry; effects of changes in or violations by us or our customers of government regulations; costs and possible future losses or impairments relating to our acquisitions; use of cash to service our debt; country-specific risks associated with operating in multiple countries; and other factors that are described from time to time in our periodic filings with the Securities and Exchange Commission (“SEC”).

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

All percentage amounts and ratios were calculated using the underlying data in whole dollars and may reflect rounding adjustments. Operating results for the three and nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for any future period. We describe the effects on our results that are attributed to the change in foreign currency exchange rates by measuring the incremental difference between translating the current and prior period results at the monthly average rates for the same period from the prior year.

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

Segments

We operate our business using two reportable segments: EMEA and Americas. Our EMEA segment consists of our operations in Europe, the Middle East, Africa, Asia and Australia. Our Americas segment consists of our operations in North, Central and South America. We evaluate the performance of our reportable segments based on revenues and adjusted EBITDA, a non-GAAP financial measure that represents GAAP net income excluding interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, restructuring charges, asset impairments and other costs associated with exit or disposal activities, other (income) expense, and acquisition-related costs. We do not allocate certain costs to reportable segments, including costs related to our financing activities, business development and oversight, and tax, audit and other professional fees, to our reportable segments. Instead, we manage these costs at the Corporate level

The table below sets forth our revenues by reportable segment and as a percentage of our total revenues for the periods indicated (dollars in millions):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2010		2009		2010		2009
EMEA	$108.8	67.0%	$87.9	63.1%	$319.1	66.9%	$258.8	62.6%
Americas	53.7	33.0	51.4	36.9	157.5	33.1	154.8	37.4

Total	$162.5	100.0%	$139.3	100.0%	$476.6	100.0%	$413.6	100.0%

Set forth below is our revenues from each of our principal customer categories and as a percentage of revenues for the periods indicated (dollars in millions):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2010		2009		2010		2009
Insurance companies	$64.6	39.8%	$56.8	40.8%	$186.5	39.2%	$173.3	41.9%
Collision repair facilities	58.4	35.9	48.7	34.9	169.5	35.6	149.5	36.2
Independent assessors	17.2	10.6	13.0	9.4	47.9	10.0	40.5	9.8
Automotive recyclers and other	22.3	13.7	20.8	14.9	72.7	15.2	50.3	12.1

Total	$162.5	100.0%	$139.3	100.0%	$476.6	100.0%	$413.6	100.0%

During the three and nine months ended March 31, 2010, the United States, the United Kingdom and Germany were the only countries that individually represented more than 10% of total revenues.

The accounting policies for each of our segments are the same. We evaluate the operating performance of our segments based primarily upon their respective revenues and adjusted EBITDA.

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

Our core offering is our estimating and workflow software, which is used by our insurance company, collision repair facility and independent assessor customers and which represents the majority of our revenues. Our salvage and recycling software, business intelligence and consulting services, data validation, salvage disposition and other offerings represent in the aggregate a smaller portion of our revenues. We believe that our estimating and workflow software will continue to represent a majority of our revenue for the foreseeable future.

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

Depreciation and amortization

Depreciation includes depreciation attributable to buildings, leasehold improvements, data processing and computer equipment, furniture and fixtures. Amortization includes amortization attributable to software purchases and software developed or obtained for internal use and our acquired intangible assets, the majority of which resulted from our acquisitions, particularly our acquisition of Claim Services Group (“CSG”), a business unit of Automatic Data Processing, Inc., in April 2006.

Restructuring charges, asset impairments and other costs associated with exit or disposal activities

Restructuring charges, asset impairments and other costs associated with exit or disposal activities primarily represent costs incurred in relation to our restructuring initiatives.

Acquisition-related costs

Acquisition-related costs include legal and other professional fees and other transaction costs associated with completed and contemplated business combinations and asset acquisitions, costs associated with integrating acquired businesses, including costs incurred to eliminate workforce redundancies and for product rebranding, and other charges incurred as a direct result of our acquisition efforts, including changes to the fair value of contingent purchase consideration subsequent to the acquisition date and gains and losses resulting from the settlement of a pre-existing contractual relationship with an acquiree through a business combination or asset acquisition.

As a result of our adoption of SFAS No. 141(R) /ASC Topic No. 805-10 in fiscal year 2010, acquisition-related costs incurred during the nine months ended March 31, 2010 include legal and professional fees and other transaction costs associated with completed acquisitions, whereas in periods prior to our adoption of SFAS No. 141(R) /ASC Topic No. 805-10, legal and professional fees and other transaction costs associated with completed acquisitions were included in the determination of the purchase price and accordingly were not charged against earnings.

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

Foreign currency. During each of the three and nine months ended March 31, 2010, we generated approximately 78% of our revenues and incurred a majority of our costs in currencies other than the U.S. dollar, primarily the Euro. We currently do not hedge our exposure to foreign currency risks. In our historical financial statements, we translate our local currency financial results in U.S. dollars based on average exchange rates prevailing during a reporting period or the exchange rate at the end of that period. These translations resulted in net foreign currency translation adjustments of $(31.5) million and $(24.3) during the three and nine months ended March 31, 2010, respectively, which are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction losses recognized in our condensed consolidated statements of income during the three and nine months ended March 31, 2010 were $0.4 million and $1.7 million, respectively.

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

Period	Average Euro-to- U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2008	$1.51	$1.90
Quarter ended December 31, 2008	1.32	1.58
Quarter ended March 31, 2009	1.31	1.44
Quarter ended June 30, 2009	1.36	1.55
Quarter ended September 30, 2009	1.43	1.64
Quarter ended December 31, 2009	1.48	1.63
Quarter ended March 31, 2010	1.39	1.56

During the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, the U.S. dollar weakened against most major foreign currencies we use to transact our business. For example, the average U.S dollar weakened against the Euro by 6.0%, and the average U.S. dollar weakened against the Pound Sterling by 8.6%. This weakening of the U.S. dollar had a positive comparable impact on our revenues, but a negative comparable impact on our expenses for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in changes to our revenues of $6.4 million and $18.6 million during the three and nine months ended March 31, 2010, respectively.

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

Non-cash charges. We incurred pre-tax, non-cash share-based compensation charges of $3.5 million and $7.0 million during the three and nine months ended March 31, 2010, respectively, and $1.7 million and $4.8 million for the three and nine months ended March 31, 2009, respectively. We expect to recognize additional pre-tax, non-cash share-based compensation charges related to share-based awards outstanding at March 31, 2010 of approximately $18.8 million ratably over the remaining weighted-average vesting period of 2.7 years.

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

Results of Operations

Our results of operations include the results of operations of acquired companies from the date of the respective acquisitions.

The table below sets forth our results of operations data expressed as a percentage of revenues for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
Operating expenses	19.9	23.0	20.8	23.0
Systems development and programming costs	10.2	10.4	10.9	10.8

Total cost of revenues (excluding depreciation and amortization)	30.1	33.4	31.7	33.8
Selling, general & administrative expenses	28.5	28.3	26.9	28.1
Depreciation and amortization	13.8	16.0	14.0	15.3
Restructuring charges, asset impairments and other costs associated with exit or disposal activities	1.0	0.5	1.1	0.3
Acquisition-related costs	0.5	1.8	0.6	0.7
Interest expense	4.8	6.8	5.3	7.2
Other (income) expense, net	0.0	(0.7)	0.1	(3.7)

	78.8	86.1	79.7	81.8
Income before provision for income taxes	21.2	13.9	20.3	18.2
Income tax provision	5.6	3.9	4.9	5.6

Net income	15.6	10.1	15.4	12.6
Less: Net income attributable to noncontrolling interests	1.7	1.5	1.5	1.5

Net income attributable to Solera Holdings, Inc.	13.9%	8.6%	13.8%	11.1%

The table below sets forth statement of income data, including the amount and percentage changes for the periods indicated (dollars in millions):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2010	2009	Change		2010	2009	Change
	$	$	$	%	$	$	$	%
Revenues	162.5	139.3	23.2	16.7	476.6	413.6	63.0	15.3

Cost of revenues:
Operating expenses	32.3	32.0	0.3	1.1	99.0	95.2	3.8	4.0
Systems development and programming costs	16.7	14.5	2.2	15.1	52.1	44.5	7.7	17.3

Total cost of revenues (excluding depreciation and amortization)	49.0	46.5	2.5	5.4	151.2	139.7	11.5	8.2
Selling, general & administrative expenses	46.3	39.4	6.9	17.5	128.1	116.3	11.8	10.2
Depreciation and amortization	22.4	22.2	0.2	0.8	66.7	63.4	3.3	5.2
Restructuring charges, asset impairments and other costs associated with exit or disposal activities	1.6	0.7	0.9	137.1	5.0	1.4	3.6	255.5
Acquisition-related costs	0.8	2.5	(1.7)	(66.9)	3.0	3.0	(0.1)	(2.8)
Interest expense	7.9	9.5	(1.6)	(17.3)	25.2	29.6	(4.4)	(14.7)
Other (income) expense, net	0.1	(0.9)	1.0	(106.3)	0.6	(15.1)	15.8	(104.0)

	128.0	119.8	8.2	6.8	379.8	338.3	41.5	12.3
Income before provision for income taxes	34.5	19.4	15.1	77.9	96.8	75.3	21.5	28.6
Income tax provision	9.1	5.4	3.8	69.6	23.6	23.2	0.4	1.8

Net income	25.4	14.0	11.4	81.1	73.2	52.1	21.1	40.5
Less: Net income attributable to noncontrolling interests	2.8	2.0	0.8	37.8	7.3	6.1	1.2	20.3

Net income attributable to Solera Holdings, Inc.	22.6	12.0	10.6	88.4	65.8	46.0	19.9	43.2

Revenues

Three Months Ended March 31, 2010 vs. Three Months Ended March 31, 2009. During the three months ended March 31, 2010, revenues increased $23.2 million, or 16.7%. After adjusting for changes in foreign currency exchange rates, revenues increased $12.2 million, or 8.8%, during the three months ended March 31, 2010 primarily relating to revenue contribution from AUTOonline, acquired in October 2009, of $7.1 million, as well as growth in transaction and subscription revenues in several countries from sales to new customers and increased revenues resulting from sales of new software and services to existing customers, as well as increased claims volumes from existing customers in certain of our markets.

Our EMEA revenues increased $20.9 million, or 23.8%, to $108.8 million. After adjusting for changes in foreign currency exchange rates, EMEA revenues increased $13.0 million, or 14.9%, during the three months ended March 31, 2010 primarily relating to revenue contributions from AUTOonline of $7.1 million, as well as growth in transaction and subscription revenues in several countries from sales to new customers and increased revenues from the sales of new software and services to existing customers.

Our Americas revenues increased $2.3 million, or 4.5%, to $53.7 million. After adjusting for changes in foreign currency exchange rates, Americas revenues decreased $0.8 million, or 1.6%, during the three months ended March 31, 2010 primarily resulting from the loss of a major U.S. insurance company customer in the three months ended June 30, 2009, offset by growth in transaction and subscription revenues from sales to new customers and increased revenues from and sales of new software and services to existing customers, as well as increased claims volumes from existing customers in certain of our markets.

Nine Months Ended March 31, 2010 vs. Nine Months Ended March 31, 2009. During the nine months ended March 31, 2010, revenues increased $63.0 million, or 15.3%, including an increase in revenues from HPI, acquired in December 2008, of $23.4 million. After adjusting for changes in foreign currency exchange rates and excluding revenues from HPI, revenues increased $27.1 million, or 6.7%, during the nine months ended March 31, 2010 primarily relating to revenue contributions from AUTOonline of $14.5 million, as well as growth in transaction and subscription revenues in several countries from sales to new customers and increased revenues from and sales of new software and services to existing customers.

Our EMEA revenues increased $60.3 million, or 23.3%, to $319.1 million, including an increase in revenues from HPI of $23.4 million. After adjusting for changes in foreign currency exchange rates and excluding revenues from HPI, EMEA revenues increased $28.0 million, or 11.3%, during the nine months ended March 31, 2010 primarily relating to revenue contributions from AUTOonline of $14.5 million, as well as growth in transaction and subscription revenues in several countries from sales to new customers and increased revenues from the sales of new software and services to existing customers.

Our Americas revenues increased $2.7 million, or 1.8%, to $157.5 million. After adjusting for changes in foreign currency exchange rates, Americas revenues decreased $0.9 million, or 0.6%, during the nine months ended March 31, 2010 resulting from the loss of a major U.S. insurance company customer, offset by growth in transaction and subscription revenues from sales to new customers and increased revenues from and sales of new software and services to existing customers.

Revenue growth for each of our customer categories was as follows:

	Three Months Ended March 31, 2010		Nine Months Ended March 31, 2010
(dollars in millions)	Revenue Growth	Percentage Change	Revenue Growth	Percentage Change
Insurance companies	$7.8	13.7%	$13.2	7.6%
Collision repair facilities	9.7	19.9	20.0	13.4
Independent assessors	4.2	32.3	7.4	18.3
Automotive recyclers and other	1.5	7.2	22.4	44.5

Total	$23.2	16.7%	$63.0	15.3%

Revenue growth for each of our customer categories after adjusting for changes in foreign currency exchange rates was as follows:

	Three Months Ended March 31, 2010		Nine Months Ended March 31, 2010
(dollars in millions)	Revenue Growth	Percentage Change	Revenue Growth	Percentage Change
Insurance companies	$3.2	5.5%	$8.0	4.6%
Collision repair facilities	5.7	11.8	16.1	10.8
Independent assessors	3.0	22.9	5.6	13.8
Automotive recyclers and other	0.3	1.4	21.4	42.5

Total	$12.2	8.8%	$51.1	12.4%

Operating expenses

Three Months Ended March 31, 2010 vs. Three Months Ended March 31, 2009. During the three months ended March 31, 2010, operating expenses increased $0.3 million, or 1.1%. After adjusting for changes in foreign currency exchange rates, operating expenses decreased $1.5 million, or 4.6%, during the three months ended March 31, 2010 due primarily to reductions in operating expenses in our Americas segment, offset by increased operating expenses in our EMEA segment.

Our EMEA operating expenses increased $2.0 million, or 10.7%. After adjusting for changes in foreign currency exchange rates, EMEA operating expenses increased $0.6 million, or 2.9%, during the three months ended March 31, 2010 primarily reflecting expenses from AUTOonline.

Our Americas operating expenses decreased $1.7 million, or 12.7%. After adjusting for changes in foreign currency exchange rates, Americas operating expenses decreased $2.1 million, or 15.9%, during the three months ended March 31, 2010 due principally to a $2.0 million decrease in personnel expenses and consulting and other professional fees as a result of headcount reductions and other cost savings measures pursuant to the Americas 2009 Restructuring Plan that we implemented in April 2009.

Nine Months Ended March 31, 2010 vs. Nine Months Ended March 31, 2009. During the nine months ended March 31, 2010, operating expenses increased $3.8 million, or 4.0%, including an increase in operating expenses from HPI of $4.9 million. After adjusting for changes in foreign currency exchange rates and excluding the operating expenses of HPI, operating expenses decreased $3.6 million, or 3.9%, during the nine months ended March 31, 2010 due primarily to reductions in operating expenses in our Americas segment, offset by increased operating expenses in our EMEA segment.

Our EMEA operating expenses increased $8.5 million, or 15.5%, including an increase in operating expenses from HPI of $4.9 million. After adjusting for changes in foreign currency exchange rates and excluding the operating expenses of HPI, EMEA operating expenses increased $1.5 million, or 3.0%, during the nine months ended March 31, 2010 primarily reflecting expenses from AUTOonline.

Our Americas operating expenses decreased $4.7 million, or 11.8%. After adjusting for changes in foreign currency exchange rates, Americas operating expenses decreased $5.1 million, or 12.5%, during the nine months ended March 31, 2010 due principally to a $5.0 million decrease in personnel expenses and consulting and other professional fees as a result of headcount reductions and other cost saving measures pursuant to the Americas 2009 Restructuring Plan that we implemented in April 2009.

Systems development and programming costs

Three Months Ended March 31, 2010 vs. Three Months Ended March 31, 2009. During the three months ended March 31, 2010, systems development and programming costs (“SD&P”) increased $2.2 million, or 15.1%. After adjusting for changes in foreign currency exchange rates, SD&P increased $1.3 million, or 9.2%, during the three months ended March 31, 2010 primarily due to expenses from AUTOonline and an increase in personnel expenses in our EMEA segment.

Our EMEA SD&P increased $2.0 million, or 22.0%. After adjusting for changes in foreign currency exchange rates, EMEA SD&P increased $1.2 million, or 14.0%, during the three months ended March 31, 2010 principally due to a $0.5 million increase in personnel expenses, expenses from AUTOonline of $0.5 million, and a $0.2 million increase in external development costs and professional fees.

Our Americas SD&P increased $0.2 million, or 3.1%. After adjusting for changes in foreign currency exchange rates, Americas SD&P increased $0.1 million, or 1.0%, during the three months ended March 31, 2010 resulting principally from a $0.8 million increase in consulting and other professional fees associated with the development of software updates and new software releases, offset by a $0.7 million decrease in personnel expenses as a result of headcount reductions pursuant to the Americas 2009 Restructuring Plan.

Nine Months Ended March 31, 2010 vs. Nine Months Ended March 31, 2009. During the nine months ended March 31, 2010, SD&P increased $7.7 million, or 17.3%, including an increase in SD&P from HPI of $1.2 million. After adjusting for changes in foreign currency exchange rates and excluding the SD&P of HPI, SD&P increased $4.9 million, or 11.3%, during the nine months ended March 31, 2010 primarily due to increases in consulting and other professional fees in our Americas segment and personnel expenses in our EMEA segment.

Our EMEA SD&P increased $5.7 million, or 20.7%, including an increase in SD&P from HPI of $1.2 million. After adjusting for changes in foreign currency exchange rates and excluding the SD&P from HPI, EMEA SD&P increased $3.1 million, or 11.4%, during the nine months ended March 31, 2010 principally due to a $2.1 million increase in personnel expenses and $1.0 million in expenses from AUTOonline.

Our Americas SD&P increased $2.0 million, or 11.6%. After adjusting for changes in foreign currency exchange rates, Americas SD&P increased $1.8 million, or 10.8%, during the nine months ended March 31, 2010 resulting principally from a $2.5 million increase in consulting and other professional fees associated with the development of software updates and new software releases, offset by a decrease of $0.7 million in personnel expenses as a result of headcount reductions pursuant to the Americas 2009 Restructuring Plan.

Selling, general and administrative expenses

Three Months Ended March 31, 2010 vs. Three Months Ended March 31, 2009. During the three months ended March 31, 2010, selling, general and administrative expenses (“SG&A”) increased $6.9 million, or 17.5%. After adjusting for changes in foreign currency exchange rates, SG&A increased $4.7 million, or 12.0%, for the three months ended March 31, 2010 due to an increase in SG&A in our EMEA segment of $3.7 million, consisting of expenses from AUTOonline of $2.5 million and a $1.2 million increase in personnel expenses and professional fees, a $1.4 million increase in stock-based compensation and a $1.4 million increase in Corporate professional fees due to the timing of the services being provided, offset by a decrease in SG&A in our Americas segment of $1.8 million due to decreases in personnel expenses and professional fees as a result of headcount reductions and other cost savings measures pursuant to the Americas 2009 Restructuring Plan.

Nine Months Ended March 31, 2010 vs. Nine Months Ended March 31, 2009. During the nine months ended March 31, 2010, SG&A increased $11.8 million, or 10.2%, including an increase in SG&A from HPI of $4.3 million. After adjusting for changes in foreign currency exchange rates and excluding the SG&A of HPI, SG&A increased $4.7 million, or 4.1%, for the nine months ended March 31, 2010 primarily due to an increase in SG&A in our EMEA segment of $7.0 million, consisting of expenses from AUTOonline of $5.4 million and a $2.0 million increase in personnel expenses, offset by a $0.4 million decrease in advertising costs, and an increase in stock-based compensation of $1.4 million, offset by a decrease in our Americas segment of $3.7 million due to decreases in personnel expenses and professional fees as a result of headcount reductions and other cost savings measures pursuant to the Americas 2009 Restructuring Plan.

Notwithstanding the impact of fluctuations in the value of the U.S. dollar versus certain foreign currencies in which we transact business, we expect SG&A to continue to increase in the future in absolute dollars as we continue to expand our business into new markets, incur costs related to acquisitions, and continue to incur costs associated with being a public company.

Depreciation and amortization

Three Months Ended March 31, 2010 vs. Three Months Ended March 31, 2009. During the three months ended March 31, 2010, depreciation and amortization increased by $0.2 million, or 0.8%. After adjusting for changes in foreign currency exchange rates, depreciation and amortization decreased $1.2 million for the three months ended March 31, 2010 primarily due to lower amortization expense related to the intangible assets acquired in the acquisition of CSG since these intangible assets are being amortized on an accelerated basis, partially offset by the depreciation and amortization from assets acquired in the acquisition of AUTOonline of $0.5 million.

Nine Months Ended March 31, 2010 vs. Nine Months Ended March 31, 2009. During the nine months ended March 31, 2010, depreciation and amortization increased by $3.3 million, or 5.2%, including an increase in the depreciation and amortization from HPI of $5.5 million. After adjusting for changes in foreign currency exchange rates and excluding the depreciation and amortization of HPI, depreciation and amortization decreased $4.4 million for the nine months ended March 31, 2010 primarily due to lower amortization expense related to the intangible assets acquired in the acquisition of CSG since these intangible assets are being amortized on an accelerated basis, partially offset by the depreciation and amortization from assets acquired in the acquisition of AUTOonline of $1.1 million.

We generally amortize intangible assets on an accelerated basis to reflect the pattern in which the economic benefits of the intangible assets are realized. Although we expect to experience significant depreciation and amortization in the future as we amortize intangible assets acquired in the acquisition of CSG and in our subsequently completed acquisitions, we anticipate that the amount of total depreciation and amortization expense will continue to decline over the next several years, subject to the effect of any future acquisitions and notwithstanding the impact of fluctuations in the value of the U.S. dollar versus certain foreign currencies in which we transact business.

Restructuring charges, asset impairments and other costs associated with exit or disposal activities

Three Months Ended March 31, 2010 vs. Three Months Ended March 31, 2009 and Nine Months Ended March 31, 2010 vs. Nine Months Ended March 31, 2009. During the three and nine months ended March 31, 2010, we incurred restructuring charges, asset impairments and other costs associated with exit or disposal activities of $1.6 million and $5.0 million, respectively, as compared to $0.7 million and $1.4 million during the three and nine months ended March 31, 2009, respectively. The restructuring charges, asset impairments and other costs associated with exit or disposal activities incurred in fiscal year 2010 primarily relate to our Americas 2009 Restructuring Plan, under which we incurred employee termination benefits, charges resulting from vacating our office facility in San Ramon, California, and certain other charges directly related to the implementation of the restructuring initiative, offset by the reversal of previously accrued restructuring charges in our EMEA segment as a result of completing the planned restructuring actions.

We expect to incur additional restructuring charges, relating primarily to employee termination benefits and lease-related liabilities, for the remainder of fiscal year 2010 and future years as we continue to implement the Americas 2009 Restructuring Plan and undertake additional efforts to improve efficiencies in our business.

Acquisition-related costs

Three Months Ended March 31, 2010 vs. Three Months Ended March 31, 2009 and Nine Months Endesd March 31, 2010 vs. Nine Months Ended March 31, 2009. During the three and nine months ended March 31, 2010, we incurred acquisition-related costs of $0.8 million and $3.0 million, respectively, as compared to $2.5 million and $3.0 million during the three and nine months ended March 31, 2009, respectively. Acquisition-related costs incurred in fiscal year 2010 primarily consist of legal and professional fees incurred in connection with business combinations completed in fiscal year 2010, including our acquisition of AUTOonline, and costs incurred to eliminate workforce redundancies identified as acquired businesses are integrated. Acquisition costs incurred in fiscal year 2009 primarily consist of legal and professional fees incurred in connection with a failed business combination.

As a result of our adoption of SFAS No. 141(R)/ASC Topic No. 805-10 in fiscal year 2010, acquisition-related costs incurred during the nine months ended March 31, 2010 include legal and professional fees and other transaction costs associated with completed acquisitions, whereas in periods prior to our adoption of SFAS No. 141(R) /ASC Topic No. 805-10, legal and professional fees and other transaction costs associated with completed acquisitions were included in the determination of the purchase price and accordingly were not charged against earnings.

We expect to incur additional acquisition-related costs for the remainder of fiscal year 2010 and future years as we continue to pursue potential business combinations and asset acquisitions as part of our plan to grow our business.

Interest expense

Three Months Ended March 31, 2010 vs. Three Months Ended March 31, 2009 and Nine Months Ended March 31, 2010 vs. Nine Months Ended March 31, 2009. During the three and nine months ended March 31, 2010, interest expense decreased $1.6 million and $4.4 million, respectively, due primarily to declines in the variable interest rates on our outstanding indebtedness and declines in the notional amounts of our interest rate swaps.

Notwithstanding the impact of fluctuations in the value of the U.S. dollar versus the Euro, we expect that our annual interest expense will continue to decrease as we repay outstanding indebtedness and as the notional amounts of our interest rate swaps continue to decline, assuming no additional borrowings, including borrowings to finance any future acquisitions.

Other (income) expense, net

Three Months Ended March 31, 2010 vs. Three Months Ended March 31, 2009 and Nine Months Ended March 31, 2010 vs. Nine Months Ended March 31, 2009. During the three months ended March 31, 2010, other (income) expense, net increased $1.0 million primarily due to declines in foreign currency exchange gains and interest income. During the nine months ended March 31, 2010, other (income) expense, net increased $15.8 million primarily due to the $10.6 million gain that we recognized during the nine months ended March 31, 2009 related to our foreign currency option and declines in foreign currency exchange gains and interest income.

Income tax provision

Three Months Ended March 31, 2010 vs. Three Months Ended March 31, 2009 and Nine Months Ended March 31, 2010 vs. Nine Months Ended March 31, 2009. During the three and nine months ended March 31, 2010, we recorded an income tax provision of $9.1 million and $23.6 million, respectively, which resulted in an effective tax rate of 26.5% and 24.4%, respectively. During the three and nine months ended March 31, 2009, we recorded an income tax provision of $5.4 million and $23.2 million, respectively, which resulted in an effective tax rate of 27.8% and 30.8%, respectively. The decrease in the effective tax rate during the three and nine months ended March 31, 2010 was primarily attributable to a shift in the jurisdictional mix of taxable income. The Company’s effective tax rate for the three and nine month period ended March 31, 2010 is not necessarily indicative of the effective tax rate that may be expected for fiscal year 2010.

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

In May 2007, we entered into an amended and restated senior secured credit facility, which provides us with the following borrowing commitments: a $50.0 million revolving credit facility, a $230.0 million U.S. term loan and a €280.0 million European term loan. As of March 31, 2010, we had $214.8 million and $345.0 million (€256.4 million) in outstanding loans under the U.S. term loan and European term loan, respectively, with interest rates of 2.1% and 2.4%, respectively. No borrowings were outstanding under the revolving credit facility at March 31, 2010.

In order to mitigate the interest rate risk associated with our term loans, in June 2007, we entered into three U.S. dollar-based interest rate swaps with notional amounts of $50.0 million, $81.0 million ($51.3 million as of March 31, 2010 per the planned reduction in the notional amount over the life of the swap contract), and $75.0 million, each with maturities on June 30, 2011, which require us to pay fixed rates of 5.445%, 5.418%, and 5.445%, respectively. We also entered into three Euro-based interest rate swaps with notional amounts of €69.8 million (€9.3 million as of March 31, 2010 per the planned reduction in the notional amount over the life of the swap contract), €50.0 million, and €60.0 million, each with maturities as late as June 30, 2011, which require us to pay fixed rates of 4.603%, 4.679%, and 4.685%, respectively.

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

Pursuant to agreements entered into prior to our acquisition of CSG, the noncontrolling stockholders of certain of our majority-owned subsidiaries have the right to require us to redeem their shares at the then fair market value. The estimated fair market value of these redeemable noncontrolling interests was $77.6 million at March 31, 2010. We do not have any indication that the exercise of these redemption rights is probable within the next twelve months. Further, we do not believe the occurrence of conditions precedent to the exercise of certain of these redemption rights is probable within the next twelve months. If the redemption rights were exercised, we believe that we have sufficient liquidity to fund such redemptions but such redemptions may require a waiver under our senior secured credit facility. Obtaining such a waiver would be subject to conditions prevalent in the capital markets at that time, and could involve changes to the terms of our senior secured credit facility, including changes that could result in us incurring additional interest expense. If we were not able to obtain such a waiver, we could be in breach of our senior secured credit facility or in breach of our agreements with the noncontrolling stockholders.

As of March 31, 2010 and June 30, 2009, we had unrestricted cash and cash equivalents and short-term investments of $231.2 million and $235.4 million, respectively. The decrease in cash and cash equivalents and short-term investments is primarily due to the cash paid to acquire AUTOonline, partially offset by cash generated from operations.

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

During fiscal year 2010 to date, we have paid a quarterly cash dividend of $0.0625 per outstanding share of common stock and per outstanding restricted stock unit to stockholders and restricted stock unit holders of record. The aggregate dividend payments were approximately $13.1 million. On May 6, 2010, we announced that the audit committee of our board of directors approved the payment of a quarterly cash dividend of $0.0625 per share of outstanding of common stock and per outstanding restricted stock unit payable on June 21, 2010 to stockholders and restricted stock unit holders of record at the close of business on May 26, 2010. Any determination to pay dividends in future periods will be at the discretion of our board of directors.

The following summarizes our primary sources and uses of cash in the periods presented (in millions):

	Nine Months Ended March 31,
	2010	2009	Change
Operating activities	$126.1	$86.6	$39.5
Investing activities	(99.0)	(104.3)	5.3
Financing activities	(17.7)	80.1	(97.9)

Operating activities. The $39.5 million increase in cash provided by operating activities was principally attributable to an increase in net income, after adjusting for non-cash items.

Investing activities. The $5.3 million decrease in cash used in investing activities was principally attributable to a decline in the cash used in the acquisition of businesses.

Financing activities. The $97.9 million increase in cash used in financing activities was primarily attributable to the $86.0 million in cash proceeds raised during the nine months ended March 31, 2009 from a secondary public offering of our common stock.

Off-Balance Sheet Arrangements and Related Party Transactions

As of March 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Certain noncontrolling stockholders of our international subsidiaries are also commercial purchasers and users of our software and services. Revenue transactions with all of the individual noncontrolling stockholders in the aggregate were less than 10% of our consolidated revenue for the nine months ended March 31, 2010 and 2009, and aggregate accounts receivable from the noncontrolling stockholders represent less than 10% of consolidated accounts receivable at March 31, 2010.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in our consolidated financial statements. On an ongoing basis, we evaluate estimates. We base our estimates on historical experiences and assumptions which we believe to be reasonable under the circumstances. These estimates form the basis for our judgments that affect the amounts reported in the consolidated financial statements. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 to our audited consolidated financial statements for the year ended June 30, 2009 and our critical accounting policies are more fully described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each of which were included in our Annual Report on Form 10-K for the year ended June 30, 2009 filed with the SEC on August 31, 2009. There were no significant changes in our critical accounting policies and estimates during the nine months ended March 31, 2010 other than as follows:

We adopted the revised provisions of EITF Topic No. D-98, which was primarily codified into ASC Topic No. 810-10, in the first quarter of fiscal year 2010. As a result, the carrying amounts of the ownership interests in consolidated subsidiaries held by noncontrolling owners which are redeemable outside of our control have been reported at fair value and presented as a mezzanine item in the accompanying condensed consolidated balance sheets for all periods presented. The adjustment of the carrying value of the noncontrolling interests to fair value was recorded to common shares in the accompanying condensed consolidated balance sheets.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Risk

We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk when we enter into either a purchase or sale transaction using a currency other than our functional currency, which is the U.S. dollar. With respect to currency translation risk, our financial condition and results of operations are translated and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our consolidated financial statements. Exchange rates between these currencies and U.S. dollars have fluctuated significantly over the last few years and we expect that they will continue to fluctuate in the future. A substantial portion of our revenues and costs are denominated in or effectively indexed to U.S. dollars, but the majority of our revenues and costs are denominated in Euros, Pound Sterling, Swiss francs, Canadian dollars and other international currencies.

The following table provides the average quarterly exchange rates for the Euro and Pound Sterling since the beginning of fiscal year 2009:

Period	Average Euro-to- U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2008	$1.51	$1.90
Quarter ended December 31, 2008	1.32	1.58
Quarter ended March 31, 2009	1.31	1.44
Quarter ended June 30, 2009	1.36	1.55
Quarter ended September 30, 2009	1.43	1.64
Quarter ended December 31, 2009	1.48	1.63
Quarter ended March 31, 2010	1.39	1.56

During the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, the U.S. dollar weakened against most major foreign currencies we use to transact our business. For example, the average U.S dollar weakened against the Euro by 6.0%, and the average U.S. dollar weakened against the Pound Sterling by 8.6%. This weakening of the U.S. dollar had a positive comparable impact on our revenues, but a negative comparable impact on our expenses for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in changes to our revenues of $6.4 million and $18.6 million during the three and nine months ended March 31, 2010, respectively.

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

Interest Rate Risk

We are exposed to interest rate risks primarily through variable interest rate borrowings under our term loans. Weighted-average borrowings outstanding under our term loans during the nine months ended March 31, 2010 were $566.0 million.

In order to mitigate the interest rate risk associated with our term loans, in June 2007, we entered into three U.S. dollar-based interest rate swaps with notional amounts of $50.0 million, $81.0 million ($51.3 million as of March 31, 2010 per the planned reduction in the notional amount over the life of the swap contract), and $75.0 million, each with maturities on June 30, 2011, which require us to pay fixed rates of 5.445%, 5.418%, and 5.445%, respectively. We also entered into three Euro-based interest rate swaps with notional amounts of €69.8 million (€9.3 million as of March 31, 2010 per the planned reduction in the notional amount over the life of the swap contract), €50.0 million, and €60.0 million, each with maturities as late as June 30, 2011, which require us to pay fixed rates of 4.603%, 4.679%, and 4.685%, respectively. These interest rate swaps are designated and documented at their inception as cash flow hedges and are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income in stockholders’ equity and reclassified into earnings when the hedged transaction affects earnings. The ineffective portion of these cash flow hedges is recognized in interest expense in the accompanying condensed consolidated statement of operations.

The estimated fair values of the U.S. dollar-based swaps were liabilities of $9.8 million and $13.3 million at March 31, 2010 and June 30, 2009, respectively, which were included in other noncurrent liabilities in the accompanying condensed consolidated balance sheets. The estimated fair values of the Euro-based swaps were liabilities of €4.8 million ($6.4 million) and €6.9 million ($9.6 million) at March 31, 2010 and June 30, 2009, respectively, which were included in other noncurrent liabilities in the accompanying condensed consolidated balance sheets. The change in the fair value of the swaps, net of tax, reflects the effective portion of loss on these hedges and is reported as a component of accumulated other comprehensive income in stockholders’ equity.

After giving effect to the interest rate swaps, the weighted average interest rate on our term loans during the nine months ended March 31, 2010 was 5.4%. A hypothetical 1% increase or decrease in interest rates would have resulted in an approximately $1.5 million change to our interest expense for the nine months ended March 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures and, based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

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

Changes in Internal Controls

We did not identify any changes in our internal control over financial reporting that occurred during the third quarter of fiscal year 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We derive a substantial portion of our revenues from sales to large insurance companies. During the nine months ended March 31, 2010, we derived 15.2% of our revenues from our ten largest insurance company customers. The largest three of these customers accounted for 2.5%, 2.2%, and 2.0%, respectively, of our revenues during the nine months ended March 31, 2010. A loss of one or more of these customers would result in a significant decrease in our revenues, including the business generated by collision repair facilities associated with those customers. In the fourth quarter of fiscal year 2009, one of our U.S. insurance company customers completed its transition to another provider. This contract accounted for approximately 1.2% of revenues during fiscal year 2009. Furthermore, many of our arrangements with European customers are terminable by them on short notice or at any time. In addition, disputes with customers may lead to delays in payments to us, terminations of agreements or litigation. Additional terminations or non-renewals of customer contracts or reductions in business from our large customers would harm our business, financial condition and results of operations.

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

We derive most of our revenues, and incur most of our costs, including a portion of our debt service costs, in currencies other than the U.S. dollar, mainly the Euro. We currently do not hedge our exposure to foreign currency risks. In our historical financial statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period or the exchange rate at the end of that period. These translations resulted in a net foreign currency translation loss of $24.3 million during the nine months ended March 31, 2010. Recent global economic conditions have impacted currency exchange rates.

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

Period	Average Euro-to- U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2008	$1.51	$1.90
Quarter ended December 31, 2008	1.32	1.58
Quarter ended March 31, 2009	1.31	1.44
Quarter ended June 30, 2009	1.36	1.55
Quarter ended September 30, 2009	1.43	1.64
Quarter ended December 31, 2009	1.48	1.63
Quarter ended March 31, 2010	1.39	1.56

During the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, the U.S. dollar weakened against most major foreign currencies we use to transact our business. For example, the average U.S dollar weakened against the Euro by 6.0%, and the average U.S. dollar weakened against the Pound Sterling by 8.6%. This weakening of the U.S. dollar had a positive comparable impact on our revenues, but a negative comparable impact on our expenses for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in changes to our revenues of $6.4 million and $18.6 million during the three and nine months ended March 31, 2010, respectively.

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

While we believe that results from operating in certain of our markets during the three months ended March 31, 2010 show early signs of economic improvement, we cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide or in particular economic markets. These and other economic factors could have a material adverse effect on demand for or utilization of our products and on our financial condition and operating results.

We may engage in acquisitions, joint ventures, dispositions or similar transactions that could disrupt our operations, cause us to incur substantial expenses, result in dilution to our stockholders and harm our business or results of operations.

Our growth is dependent upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. We have addressed and are likely to continue to address the need to introduce new products both through internal development and through acquisitions of other companies and technologies that would complement our business or enhance our technological capability. In fiscal year 2009, we acquired three businesses, including HPI. In fiscal year 2010 to date, we have acquired three businesses, including our acquisition of an 85% ownership interest in AUTOonline. Acquisitions involve numerous risks, including the following:

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

During the three and nine months ended March 31, 2010, we generated approximately 78% of our revenues outside the U.S. and we expect revenues from non-U.S. markets to continue to represent a majority of our total revenues. Business and operations in individual countries are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, currency exchange controls and repatriation of earnings. Our results are also subject to the difficulties of coordinating our activities across more than 50 different countries. Furthermore, our business strategy includes expansion of our operations into new and developing markets, which will require even greater international coordination, expose us to additional local government regulations and involve markets in which we do not have experience or established operations. In addition, our operations in each country are vulnerable to changes in socio-economic conditions and monetary and fiscal policies, intellectual property protection disputes, the settlement of legal disputes through foreign legal systems, the collection of receivables through foreign legal systems, exposure to possible expropriation or other governmental actions, unsettled political conditions, possible terrorist attacks and pandemic disease. These and other factors may harm our operations in those countries and therefore our business and results of operations.

We have a large amount of goodwill and other intangible assets as a result of the CSG Acquisition and our other acquisitions. Our earnings will be harmed if we suffer an impairment of our goodwill or other intangible assets.

We have a large amount of goodwill and other intangible assets and are required to perform an annual, or in certain situations a more frequent, assessment for possible impairment for accounting purposes. At March 31, 2010, we had goodwill and other intangible assets of $1.0 billion. If we do not achieve our planned operating results or other factors impair these assets, we may be required to incur a non-cash impairment charge. Any impairment charges in the future will adversely affect our results of operations.

We may incur significant restructuring and severance charges in future periods, which would harm our operating results and cash position or increase debt.

We incurred restructuring charges of $5.0 million in fiscal year 2009 and an additional $5.0 million during the nine months ended March 31, 2010. These charges consist primarily of termination benefits paid or to be paid to employees and lease-related charges. As of March 31, 2010, our remaining obligation associated with these restructuring charges and others from prior periods is $9.2 million. In addition, we anticipate that we will incur further restructuring charges in fiscal year 2010 resulting from our continued implementation of the restructuring plan we initiated in our Americas segment in April 2009.

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

We have a significant amount of indebtedness. As of March 31, 2010, our indebtedness, including current maturities, was $576.8 million, and we have the ability to borrow an additional $50.0 million under our amended and restated senior credit facility. During the nine months ended March 31, 2010, our aggregate interest expense was $25.2 million and cash paid for interest was $25.0 million.

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

As of March 31, 2010, we had retained earnings of $0.4 million following an accumulated deficit of $52.3 million as of June 30, 2009. Fiscal year 2009 was our second year since the acquisition of CSG for which we did not report a significant loss. We will need to maintain or increase revenues and maintain or reduce expenses, which include the amortization of the remaining $261.9 million of amortizable intangible assets that we had as of March 31, 2010 and interest expense associated with our indebtedness, to sustain or improve our profitability. We cannot assure you that we will achieve a significant level of profitability. Future decreases in profitability could reduce our stock price, and future net losses would reduce our stock price.

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

We started paying a quarterly cash dividend of $0.0625 per share outstanding of common stock and per outstanding restricted stock unit to stockholders and restricted stock unit holders of record in our fiscal first quarter ended September 30, 2009. On May 6, 2010, we announced that the audit committee of our board of directors approved the payment of a quarterly cash dividend of $0.0625 per outstanding share of common stock and per outstanding restricted stock unit payable on June 21, 2010 to stockholders and restricted stock unit holders of record at the close of business on May 26, 2010. Any determination to pay dividends in future periods will be at the discretion of our board of directors. Our ability to pay dividends to holders of our common stock and restricted stock units in future periods may be limited by restrictive covenants under our amended and restated senior credit facility. As a result, your only opportunity to achieve a return on your investment in us could be if the market price of our common stock appreciates and you sell your shares at a profit. We cannot assure you that the market price for our common stock will ever exceed the price that you pay.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
10.1	Employment Offer Letter between the Registrant and John J. Giamatteo, dated January 13, 2010.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tony Aquila, Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Dudley Mendenhall, Chief Financial Officer and Treasurer.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Tony Aquila and Dudley Mendenhall.

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

May 7, 2010