Form 10-K
period 2010-06-30
SOLERA HOLDINGS, INC
filed 2010-09-02
CIK 1324245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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

Large accelerated filer  ☒     Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $1,668,000,000 as of December 31, 2009 (based upon the closing sale price on The New York Stock Exchange for such date). For this purpose, all shares held by directors, executive officers and stockholders beneficially owning five percent or more of the registrant’s common stock have been treated as held by affiliates.

The number of shares of the registrant’s common stock outstanding as of August 20, 2010 was 70,063,826.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be delivered to stockholders in connection with registrants 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF

THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are identified by the use of terms and phrases such as “anticipate” “believe” “could” “estimate” “expect” “intend” “may” “plan” “predict” “project” and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies and include, but are not limited to, statements about: increase in customer demand for our software and services; growth rates for the automobile insurance claims industry; growth rates for vehicle purchases; customer adoption rates for automated claims processing software and services; increases in customer spending on automated claims processing software and services; efficiencies resulting from automated claims processing; development or acquisition of claims processing products and services in areas other than automobile insurance; our relationship with insurance company customers as they continue global expansion; revenue growth resulting from the launch of new software and services; improvements in operating margins resulting from operational efficiency initiatives; increased utilization of our software and services resulting from increased severity; our expectations regarding the growth rates for vehicle insurance; changes in the amount of our existing unrecognized tax benefits; our revenue mix; our income taxes; restructuring plans, potential restructuring charges and their impact on our revenues; our operating expense growth and operating expenses as a percentage of our revenues; stability of our development and programming costs; growth of our selling, general and administrative expenses; decrease of total depreciation and amortization expense; decrease in interest expense and possible impact of future foreign currency fluctuations; our use of cash and liquidity position going forward; and cash needs to service our debt.

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

In November 2008, we completed a secondary public offering of 4.5 million shares of our common stock, raising $86.0 million in net proceeds which was used in the purchase of the outstanding share capital of HPI, Ltd. (“HPI”) in December 2008. In fiscal year 2009, we acquired 100% of the outstanding share capital of HPI from a subsidiary of Aviva Plc., the leading provider of used vehicle validation services in the United Kingdom for an initial cash payment of £67.1 million ($103.3 million), a subordinated note payable with a principal amount of £11.3 million ($17.0 million at June 30, 2010), and contingent cash consideration of up to £4.8 million if HPI achieves certain financial performance targets, of which £1.2 million ($1.8 million) was earned and paid in fiscal year 2010 and the remaining up to £3.6 million ($5.4 million at June 30, 2010) is payable, if earned, in fiscal years 2011 and 2012. The acquisition of HPI allows us to enhance our delivery of decision support data and software applications to our customers. In fiscal year 2009, we also acquired UC Universal Consulting Software GmbH, a leading provider of software and services to collision repair facilities in Germany, and Inpart Servicos Ltda., a leading electronic exchange for the purchase and sale of vehicle replacement parts in Brazil and other markets in Mexico.

In fiscal year 2010, we acquired an 85% ownership interest in AUTOonline GmbH In-formationssysteme (“AUTOonline”), a German limited liability company and provider of an eSalvage vehicle exchange platform in several European countries and Mexico, for cash payments totaling €59.5 million ($86.8 million). We have the right to acquire from the minority owners and the minority owners have the right to sell to us the remaining capital stock of AUTOonline. The acquisition of AUTOonline allows us to extend our core offering to include the disposition of salvage vehicles. In fiscal year 2010, we also acquired GTLDATA GmbH, the leading assessor management system provider in Austria, and Market Scan Holding B.V., a leading data analytics and software company serving the Dutch insurance industry.

The terms “we,” “us,” “our,” “our company” and “our business” collectively refer to: (1) the combined operations of CSG for periods prior to the CSG Acquisition, (2) the consolidated operations of Solera Holdings, LLC for the periods following the CSG Acquisition and prior to the completion of our corporate reorganization in May 2007 and (3) the consolidated operations of Solera Holdings, Inc. as of and following the corporate reorganization in May 2007. Our fiscal year ends on June 30 of each year. Fiscal years are identified in this Annual Report on Form 10-K according to the calendar year in which they end. For example, the fiscal year ended June 30, 2010 is referred to as “fiscal year 2010.”

Our Company

We are the leading global provider of software and services to the automobile insurance claims processing industry. We also provide products and services that complement our insurance claims processing software and services, including used vehicle validation, fraud detection software and services and disposition of salvage vehicles. Our automobile insurance claims processing customers include insurance companies, collision repair facilities, independent assessors and automotive recyclers. We help our customers:

•	estimate the costs to repair damaged vehicles and determine pre-collision fair market values for damaged vehicles for which the repair costs exceed the vehicles’ value;

•	automate and outsource steps of the claims process that insurance companies have historically performed internally; and

•	improve their ability to monitor and manage their businesses through data reporting and analysis.

As of June 30, 2010, we served over 75,000 customers and were active in more than 50 countries with approximately 2,200 employees. Our customers include more than 1,500 automobile insurance companies, 38,000 collision repair facilities, 7,500 independent assessors and 27,000 automotive recyclers and auto dealers. We derive revenues from many of the world’s largest automobile insurance companies, including eight of the ten largest automobile insurance companies in Europe and nine of the ten largest automobile insurance companies in North America.

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

Automobile Insurance Industry

We estimate that the global automobile insurance industry processes more than 100 million claims each year, representing approximately $150 billion in repair costs. We believe the industry is relatively concentrated with a number of large automobile insurance companies accounting for the majority of global automobile insurance premiums. In the U.S., of the approximately 320 companies offering automobile insurance, the twenty largest providers accounted for over 80% of all automobile insurance premiums in 2009.

In 2008, U.S. non-life insurance premiums, which includes premiums for lines of insurance in addition to automobile insurance, declined by approximately 1.5% to $441 billion; globally, non-life insurance premiums grew by 5.5% to $1.8 trillion.

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

Automotive Recycling Industry

The automotive recycling industry is highly fragmented with over $25 billion in estimated U.S. annual sales by over 7,000 independent salvage and recycling facilities. Participants in the automotive recycling industry are a valuable source of economical and often hard-to-find used vehicle replacement parts. In addition, this industry has become more sophisticated and technology-driven in order to keep pace with innovations in vehicle technology. Additionally, insurance companies are increasingly mandating the use of aftermarket and recycled parts to lower the costs to repair damaged vehicles. We believe these factors will result in increased demand for automobile insurance claims processing software and services, as automotive recyclers seek to manage their workflows, maximize the value of their inventories and increase efficiency.

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

Growth in the Automobile Insurance Claims Industry

Growth in the Number of Worldwide Vehicles. According to industry sources, global vehicle sales declined by approximately 8.7% in calendar year 2009 to 63.9 million vehicles and are expected to increase in calendar year 2010 by approximately 5.6% to 67.5 million units. As the number of insured vehicles on the road continues to expand, we believe the need for automobile insurance claims processing products and services will continue to grow to handle increased claims activity.

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

In other markets, such as Eastern Europe, Latin America, China and India, automobile insurance companies are growing primarily due to an increase in the number of vehicles and emerging government regulations or vehicle financing conditions that require vehicles to be insured. Many automobile insurance companies in these markets process claims manually, presenting significant opportunities for them to increase their operational efficiencies by automating claims processing.

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

Our Software and Services

Our software and services can be organized into five general categories: estimating and workflow software, salvage, salvage disposition and recycling software, business intelligence and consulting services and other. The majority of our customers access our software and services through a standard Web browser utilizing a “software on demand” model. By subscribing to our services, our customers can reduce upfront investments in software, hardware, implementation services and IT staff that they would typically make with traditional software solutions. Key benefits of our platform include a secure, scalable and reliable delivery platform, and total lower cost of ownership.

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

Salvage, Salvage Disposition and Recycling Software

Our salvage, salvage disposition and recycling software helps automotive recyclers manage their inventories in order to facilitate the location, sale and exchange of vehicle parts for use in the repair of a damaged vehicle. Key functions of our salvage, salvage disposition and recycling software include:

•	managing inventory

•	connecting to collision repair facilities to facilitate the use of recycled parts in the repair of a damaged vehicle

•	locating vehicle parts by price, year, model and/or geographic area

•	determining the interchangeability of automobile parts across vehicle models

•	exchanging vehicle parts with other recyclers

•	determining vehicle residual values, in combination with subsequent sales and purchase options

•	optimizing proceeds from the sale of salvage vehicles

•	preparing invoices and managing accounts receivable

•	generating management reports

•	facilitating the offer and sale of salvage vehicles among buyers and sellers

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

Other

We provide other services and products to our customers, which include leasing hardware for use with our software, training and call center technical support services. We also offer services that allow our customers to access operational and technical support in times of high demand following natural disasters.

We also provide products and services that complement our automobile insurance claims processing software and services, including:

•

In the United Kingdom, we provide private car buyers, car dealers, finance houses and the insurance industry with access to information on all registered vehicles in the United Kingdom. Through our databases, we can inform a customer if a vehicle has outstanding car finance, is recorded as stolen or has previously been written-off. Through our access to the National Mileage Register, the United Kingdom’s largest database of mileages, we can alert car buyers and dealers to potential mileage discrepancies.

•	In Brazil and Mexico, we provide an electronic exchange for the purchase and sale of vehicle replacement parts.

•	In the Netherlands, we provide data analytics to insurance companies and brokers.

Our Databases

At the core of our software and services are our proprietary databases. Each of our databases has been adapted for use in our local markets. We have invested over $200 million in the last ten years to maintain and expand our proprietary databases. Our primary databases include our repair estimating database, our total loss database, our claims database and our salvage parts databases.

Repair Estimating Database. We have created our repair estimating database over 43 years through the development, collection, organization and management of automobile-related information. The data in this database enables our customers to estimate the cost to repair a damaged vehicle. This database:

•	contains detailed cost data for each part and the required labor operations needed to complete repairs on over 4,500 vehicle types

•	covers over 98% of the vehicle models in our core markets

•	includes vehicles data dating back to 1970

•	includes over 8.5 million parts for vehicles with multiple model years, editions, option packages and country-specific variations

•	includes over 30 million aftermarket parts

•	includes over 2.4 million graphics

We update this database with data provided to us by third parties, including original equipment manufacturers, or OEMs, and aftermarket part suppliers, and automotive recyclers, along with data we develop through our proprietary analyses of local labor repair times and damage repair techniques. The quality and accuracy of the database, which are very important to each of our customers, are continuously monitored and maintained using rigorous quality control processes, which include updating over 2.5 million data records every month.

Total Loss Database. Our total loss database helps our customers determine the pre-collision fair market values of vehicles that have been damaged beyond the point where repair is economically feasible, as well as the amounts they pay policyholders for total losses. Additionally, our employees use this database to provide total loss valuation services to our customers. This database has been designed to accurately reflect the local fair market value of a vehicle rather than simply delivering a market value based on national or regional averages. Each year, we collect more than 180 million “for sale” and “sold” vehicle records from over 10,000 automobile dealer sources, which we have combined with local market purchase and sale data collected from over 3,500 different sources, including websites, local newspapers, magazines and private listings. We update this database by incorporating nearly three million data records per week which include the latest vehicle purchase and sale information including specific models, option packages, vehicle condition and mileage.

Claims Database. Our claims database enables our customers to evaluate their internal claims process performance, as well as measure the performance of their business partners. Our employees also use this database to provide consulting services to our customers and develop new software and services. Customers use this database to benchmark their performance against their local peer group through detailed analyses of comprehensive industry data. Compiled over the past 15 years, this database contains approximately two billion data records representing over 100 million automobile repair claims and over $200 billion in claims payments. We update this database by incorporating approximately 200,000 additional repair estimates every week.

Salvage Parts Databases. Our salvage parts databases contain data on approximately 145 million automobile parts through a network of approximately 3,000 automotive recyclers. These databases are used by our customers to quickly find locally available automobile parts and identify interchangeable parts across different vehicles.

Our primary databases relating to our salvage disposition and other products and services include our salvage vehicle database and vehicle validation database.

Salvage Vehicle Database. Our salvage vehicle database helps our customers buy, sell and estimate the value of salvage vehicles. Through our eSalvage exchange, our customers list approximately one million salvage vehicles for sale and more than 3,000 bidders enter approximately five million bids for the purchase of salvage vehicles each year.

Vehicle Validation Database. Our vehicle validation database supports the previously owned car market in the United Kingdom by providing private car buyers, car dealers, finance companies and the insurance industry with access to information on all vehicles registered in the United Kingdom. By using our vehicle validation database, customers can verify who the owner is, whether there is a finance-related lien, whether the vehicle has been recorded as stolen or if it has been declared a total loss by an insurance company. We acquire data from a number of public and private data sources including the GB Driver and Vehicle Licensing Agency, motor dealers and manufacturers and finance and insurance companies. The database contains information on approximately 90 million vehicles (including 35 million vehicles currently licensed for use in the United Kingdom) and approximately 135 million mileage readings. The database is updated daily, weekly or periodically depending on the specific data element and its source.

Our Global Operations

We are active in more than 50 countries on six continents. We manage our business operations through two reportable segments: EMEA and Americas.

Our EMEA reportable segment accounted for approximately 67% of our revenues during fiscal year 2010. EMEA comprises our activities in over 35 countries in Europe, the Middle East, Africa, Asia and Australia.

Our Americas reportable segment accounted for approximately 33% of our revenues during fiscal year 2010. Americas comprises our activities in over 15 countries in North, Central and South America.

The table below sets forth the revenues we derived from the following geographic areas during each of the previous three fiscal years:

	Fiscal Years Ended June 30,
	2010	2009	2008
	(in thousands)
United States	$140,607	$145,898	$147,875
United Kingdom	95,178	70,368	57,819
Germany	73,854	55,384	52,450
Rest of Europe (excluding United Kingdom and Germany)	240,256	206,957	203,773
Other	81,453	79,084	77,936

Sales and Marketing

As of June 30, 2010, our sales and marketing staff included 292 full-time professionals. Our sales and marketing personnel identify and target specific sales opportunities and manage customer relationships. They also design and plan launch strategies for new software and services, and plan and facilitate customer conferences and tradeshows. Our country managers are also involved in the sales and marketing process, though they are not counted as full-time sales professionals.

Customer Support and Training

We believe that providing high quality customer support and training services is critical to our success. As of June 30, 2010, we had 360 full-time customer support and training personnel, who provide telephone support, as well as on- and off-site implementation and training. Our customer support and training staff generally consists of individuals with expertise in both our software and services and in the automobile insurance and/or collision repair industries.

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

As of June 30, 2010, our software development staff consisted of 473 full-time professionals across six international software development centers and our database staff consisted of 326 full-time professionals across five international database development centers.

Competition

We compete primarily on the value and functionality of our software and services, the integrity and breadth of our data, customer service and price. The competitive dynamics of the global automobile insurance claims processing industry vary by region, and our competitors are present in a subset of markets in which we operate. In Europe, our largest competitors include DAT GmbH, EurotaxGlass’ Group and GT Motive Einsa Group, with whom we compete in multiple countries. In North America, our largest competitors include CCC Information Services Inc. in the U.S. and Mitchell International Inc. in the U.S. and Canada. We also encounter regional or country-specific competition in the markets for automobile insurance claims processing software and services and our complementary products and services. For example, Experian® is our principal competitor in the United Kingdom in the vehicle validation market, and car.tv is our principal competitor in Germany in the online salvage vehicle disposition market.

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

Employees

As of June 30, 2010, we had 2,202 associates, including 1,380 employees in our EMEA reportable segment, 796 employees in our Americas reportable segment, and 26 employees in corporate roles. None of our employees are subject to a collective bargaining agreement. We consider our relationships with our employees to be good.

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

We derive a substantial portion of our revenues from sales to large insurance companies. During fiscal year 2010, we derived 12.8% of our revenues from our ten largest insurance company customers. The largest three of these customers accounted for 2.4%, 1.9% and 1.9%, respectively, of our revenues during this period. A loss of one or more of these customers would result in a significant decrease in our revenues, including the business generated by collision repair facilities associated with those customers. During fiscal year 2009, a U.S. insurance company customer representing 1.2% of revenues during fiscal year 2009 transitioned our services to another provider after providing notice in fiscal year 2008. Furthermore, many of our arrangements with European customers are terminable by them on short notice or at any time. In addition, disputes with customers may lead to delays in payments to us, terminations of agreements or litigation. Additional terminations or non-renewals of customer contracts or reductions in business from our large customers would harm our business, financial condition and results of operations.

Our industry is highly competitive, and our failure to compete effectively could result in a loss of customers and market share, which could harm our revenues and operating results.

The markets for our automobile insurance claims processing software and services are highly competitive. In the U.S., our principal competitors are CCC Information Services Inc. and Mitchell International Inc. In Europe, our principal competitors are EurotaxGlass’s Group, DAT GmbH and GT Motive Einsa Group. We also encounter regional or country-specific competition in the markets for automobile insurance claims processing software and services and our complementary products and services. For example, Experian® is our principal competitor in the United Kingdom in the vehicle validation market, and car.tv is our principal competitor in Germany in the online salvage vehicle disposition market. If one or more of our competitors develop software or services that are superior to ours or are more effective in marketing their software or services, our market share could decrease, thereby reducing our revenues. In addition, if one or more of our competitors retain existing or attract new customers for which we have developed new software or services, we may not realize expected revenues from these new offerings, thereby reducing our profitability.

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

We derive most of our revenues, and incur most of our costs, including a portion of our debt service costs, in currencies other than the U.S. dollar, mainly the Euro. In our historical financial statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period for our statement of operations and certain components of stockholders’ equity and the exchange rate at the end of that period for the balance sheet. These translations resulted in a net foreign currency translation adjustment of $(64.5) million and $(38.0) million for fiscal years 2010 and 2009, respectively. These amounts are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

Exchange rates between most of the major foreign currencies we use to transact our business and the U.S. dollar have fluctuated significantly over the last few years and we expect that they will continue to fluctuate. The majority of our revenues and costs are denominated in Euros, Pound Sterling, Swiss francs, Canadian dollars and other international currencies. The following table provides the average quarterly exchange rates for the Euro and Pound Sterling since the beginning of fiscal year 2009:

Period	Average Euro-to- U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2008	$1.51	$1.90
Quarter ended December 31, 2008	1.32	1.58
Quarter ended March 31, 2009	1.31	1.44
Quarter ended June 30, 2009	1.36	1.55
Quarter ended September 30, 2009	1.43	1.64
Quarter ended December 31, 2009	1.48	1.63
Quarter ended March 31, 2010	1.39	1.56
Quarter ended June 30, 2010	1.28	1.49

During fiscal year 2010 as compared to fiscal year 2009, the U.S. dollar weakened against many of the major foreign currencies we use to transact our business. Relative to the Euro, the average U.S. dollar weakened by 1.4%, which increased our expenses and increased our revenues for the 2010 fiscal year relating to the Euro markets in which we transact business. In contrast, the average U.S. dollar strengthened against the Pound Sterling by 2.0%, which decreased our expenses and decreased our revenues for fiscal year 2010 relating to the United Kingdom. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in a $24.5 million decrease or increase, as the case may be, to our revenues during fiscal year 2010.

We currently do not hedge our exposure to foreign currency risks. During the fiscal years ended June 30, 2010, 2009, and 2008, we recognized net foreign currency transaction gains (losses) in our consolidated statements of operations of $(5.8) million, $1.2 million, and $4.8 million, respectively.

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

Our operations and performance depend on worldwide economic conditions, which have deteriorated significantly in many countries where our products and services are sold, and may remain depressed for the foreseeable future. These conditions make it difficult for our customers and potential customers to accurately forecast and plan future business activities, and could cause our customers and potential customers to slow, reduce or refrain from spending on our products. In addition, external factors that affect our business have been and may continue to be impacted by the global economic slowdown. Examples include:

•

Automobile Usage—Number of Miles Driven: In fiscal year 2009, the number of miles driven in the United States and several of our large western European markets declined due to higher gasoline prices and difficult economic conditions. In fiscal year 2010, the number of miles driven in the United States increased slightly versus fiscal year 2009. Fewer miles driven can result in fewer automobile accidents, which can reduce the transaction-based fees that we generate.

•

Number of Insurance Claims Made: In fiscal year 2009, the number of insurance claims for vehicle damage submitted by owners to their insurance carriers has declined slightly in several of our markets, including some of our large western European markets. We do not know whether the decline in the number of claims made is a result of fewer accidents, other factors, such as vehicle owners’ reluctance to pay the insurance policy deductible for vehicle repair, or a combination of factors. The number of insurance claims made in fiscal year 2010 increased slightly versus fiscal year 2009. Fewer claims made can reduce the transaction-based fees that we generate.

•

Sales of New and Used Vehicles: According to industry sources, global vehicle sales declined by approximately 8.7% in calendar year 2009 to 63.9 million units; and global vehicle sales are expected to increase in calendar year 2010 by approximately 5.6% to 67.5 million units. Fewer new light vehicle sales can result in fewer insured vehicles on the road and fewer automobile accidents, which can reduce the transaction-based fees that we generate.

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

While we believe that results from operating in certain of our markets showed early signs of economic improvement towards the end of fiscal year 2010, we cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide or in particular economic markets. These and other economic factors could have a material adverse effect on demand for or utilization of our products and on our financial condition and operating results.

We may engage in acquisitions, joint ventures, dispositions or similar transactions that could disrupt our operations, cause us to incur substantial expenses, result in dilution to our stockholders and harm our business or results of operations.

Our growth is dependent upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. We have addressed and are likely to continue to address the need to introduce new products both through internal development and through acquisitions of other companies and technologies that would complement our business or enhance our technological capability. In fiscal year 2009, we acquired three businesses, including HPI. In fiscal year 2010, we acquired three businesses, including our acquisition of an 85% ownership interest in AUTOonline. Acquisitions involve numerous risks, including the following:

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

Our industry is characterized by rapidly changing technology, evolving industry standards and frequent introductions of, and enhancements to, existing software and services, all with an underlying pressure to reduce cost. Industry changes could render our offerings less attractive or obsolete, and we may be unable to make the necessary adjustments to our offerings at a competitive cost, or at all. We also incur substantial expenses in researching, developing, designing, purchasing, licensing and marketing new software and services. The development or adaptation of these new technologies may result in unanticipated expenditures and capital costs that would not be recovered in the event that our new software or services are unsuccessful. The research, development, production and marketing of new software and services are also subject to changing market requirements, access to and rights to use third-party data, the satisfaction of applicable regulatory requirements and customers’ approval procedures and other factors, each of which could prevent us from successfully marketing any new software and services or responding to competing technologies. The success of new software in our industry also often depends on the ability to be first to market, and our failure to be first to market with any particular software project could limit our ability to recover the development expenses associated with that project. If we cannot develop or acquire new technologies, software and services or any of our existing software or services are rendered obsolete, our revenues and income could decline and we may lose market share to our competitors, which would impact our future operations and financial results.

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

During fiscal year 2010, we generated approximately 78% of our revenues outside the U.S. and we expect revenues from non-U.S. markets to continue to represent a majority of our total revenues. Business and operations in individual countries are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, currency exchange controls and repatriation of earnings. Our results are also subject to the difficulties of coordinating our activities across more than 50 different countries. Furthermore, our business strategy includes expansion of our operations into new and developing markets, which will require even greater international coordination, expose us to additional local government regulations and involve markets in which we do not have experience or established operations. In addition, our operations in each country are vulnerable to changes in socio-economic conditions and monetary and fiscal policies, intellectual property protection disputes, the settlement of legal disputes through foreign legal systems, the collection of receivables through foreign legal systems, exposure to possible expropriation or other governmental actions, unsettled political conditions, possible terrorist attacks and pandemic disease. These and other factors may harm our operations in those countries and therefore our business and results of operations.

We have a large amount of goodwill and other intangible assets as a result of acquisitions. Our earnings will be harmed if we suffer an impairment of our goodwill or other intangible assets.

We have a large amount of goodwill and other intangible assets and are required to perform an annual, or in certain situations a more frequent, assessment for possible impairment for accounting purposes. At June 30, 2010, we had goodwill and other intangible assets of $911.2 million. If we do not achieve our planned operating results or other factors impair these assets, we may be required to incur a non-cash impairment charge. Any impairment charges in the future will adversely affect our results of operations.

We may incur significant restructuring and severance charges in future periods, which would harm our operating results and cash position or increase debt.

We incurred restructuring charges of $5.9 million, $4.0 million and $13.3 million in fiscal years 2010, 2009 and 2008, respectively. These charges consist primarily of termination benefits paid or to be paid to employees. As of June 30, 2010, our remaining obligation associated with these restructuring charges and other charges from prior periods is $8.4 million.

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

We have a significant amount of indebtedness. As of June 30, 2010, our indebtedness, including current maturities, was $543.5 million, and we have the ability to borrow an additional $50.0 million under our amended and restated senior credit facility. During the fiscal year 2010, our aggregate interest expense was $32.8 million and cash paid for interest was $31.9 million.

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

Pursuant to agreements entered into prior to the CSG Acquisition, the noncontrolling stockholders of certain of our majority-owned subsidiaries have the right to require us to redeem their shares at the then fair market value. For financial statement reporting purposes, the estimated fair market value of these redeemable noncontrolling interests was $81.6 million at June 30, 2010. If the redemption rights were exercised, such redemptions may require a waiver under our amended and restated senior credit facility. Obtaining such a waiver would be subject to conditions prevalent in the capital markets at that time, and could involve changes to the terms of our amended and restated senior credit facility, including changes that could result in us incurring additional interest expense. If we were not able to obtain such a waiver, we could be in breach of our amended and restated senior credit facility or in breach of our agreements with the noncontrolling stockholders.

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

Our databases contain confidential data and information protected by law or regulation (including the European Union Privacy Directive and the U.S. Health Insurance Portability and Accountability Act) relating to our customers, policyholders, other industry participants and employees. Security failures or breaches, including those involving connectivity to the Internet, and the trend toward broad consumer and general public notification of unauthorized access to confidential data or protected information, could significantly harm our business, financial condition or results of operations. Our databases could be vulnerable to physical system or network break-ins or other inappropriate access, which could result in claims against us and/or harm our reputation. In addition, potential competitors may obtain our data illegally and use it to provide services that are competitive to ours.

Privacy concerns could require us to exclude data from our software and services, which may reduce the value of our offerings to our customers, damage our reputation and deter current and potential users from using our software and services.

In the European Union and other jurisdictions, there are significant restrictions on the use of personal data. Our violations of these laws could harm our business. In addition, these restrictions may place limits on the information that we can collect from and provide to our customers. Furthermore, concerns about our collection, use or sharing of automobile insurance claims information or other privacy-related matters, even if unfounded, could damage our reputation and operating results.

We are subject to periodic changes in the amount of our income tax provision (benefit) and these changes could adversely affect our operating results.

Our effective tax rate could be adversely affected by our mix of earnings in countries with high versus low tax rates; by changes in the valuation of our deferred tax assets and liabilities; upon the distribution of earnings from our foreign subsidiaries in the form of dividends or otherwise; by the outcomes of examinations, audits or disputes by or with relevant tax authorities, or by changes in tax laws and regulations. There have been several international provisions recently enacted which could impact our effective tax rate and we are in the process of evaluating this impact. In addition, there are several proposals to extend legislation that has recently expired and whether or not these provision are extended could have a significant impact on our effective tax rate. Significant judgment is required to determine the recognition and measurement attributes prescribed in ASC Topic No. 740-10, Income Taxes. In addition, ASC Topic No. 740-10 applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital.

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

We may not maintain profitability in the future.

While fiscal year 2010 was our third year since the acquisition of CSG for which we did not report a loss, we will need to maintain or increase revenues and maintain or reduce expenses, which include the amortization of the remaining $244.4 million of amortizable intangible assets that we had as of June 30, 2010 and interest expense associated with our indebtedness, to sustain or improve our profitability. We cannot assure you that we will achieve a significant level of profitability. Future decreases in profitability could reduce our stock price, and future net losses would reduce our stock price.

We depend on a limited number of key personnel who would be difficult to replace. If we lose the services of these individuals, or are unable to attract new talent, our business will be adversely affected.

We depend upon the ability and experience of our key personnel, who have substantial experience with our operations, the rapidly changing automobile insurance claims processing industry and the markets in which we offer our software and services. The loss of the services of one or more of our senior executives or key employees, particularly our Chairman of the Board, Chief Executive Officer and President, Tony Aquila, could harm our business and operations. On April 12, 2010, John Giamatteo became our Chief Operating Officer. On July 7, 2010, Renato Giger replaced Dudley Mendenhall as our Chief Financial Officer, Treasurer and Assistant Secretary. Our failure to successfully integrate Mr. Giamatteo into our company and his role as Chief Operating Officer or our failure to successfully integrate Mr. Giger into his role as our Chief Financial Officer could interrupt or harm our business and operations.

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

Currently, we believe that one or more of our customers in our EMEA segment may be infringing our intellectual property by making and distributing unauthorized copies of our software. We have also filed a trademark revocation application with the European Union trademark authority seeking revocation of a registered trademark held by a company in the United Kingdom that is similar to one of the trademarks we use. Enforcement of our intellectual property rights may be difficult and may require considerable resources.

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

Prior to our initial public offering in May 2007, we were not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or the other rules and regulations of the SEC or any securities exchange relating to public companies. We continue to work with our legal, independent accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include corporate governance, corporate control, internal audit, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas. In addition, we are taking steps to address new U.S. federal legislation relating to corporate governance matters and are monitoring other proposed and recently-enacted U.S. federal and state legislation relating to corporate governance and other regulatory matters and how the legislation could affect our obligations as a public company.

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

We began paying dividends in fiscal year 2010 and we may not be able to pay dividends on our common stock and restricted stock units in the future; as a result, your only opportunity to achieve a return on your investment may be if the price of our common stock appreciates.

We began paying a quarterly cash dividend of $0.0625 per share outstanding of common stock and per outstanding restricted stock unit to stockholders and restricted stock unit holders of record in the fiscal first quarter ended September 30, 2009. On July 19, 2010, we announced that our board of directors approved the payment of a quarterly cash dividend of $0.075 per outstanding share of common stock and per outstanding restricted stock unit payable on September 22, 2010 to stockholders and restricted stock unit holders of record at the close of business on September 9, 2010. Any determination to pay dividends in future periods will be at the discretion of our board of directors. Our ability to pay dividends to holders of our common stock and restricted stock units in future periods may be limited by restrictive covenants under our amended and restated senior credit facility. As a result, your only opportunity to achieve a return on your investment in us could be if the market price of our common stock appreciates and you sell your shares at a profit. We cannot assure you that the market price for our common stock will ever exceed the price that you pay.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate and Americas headquarters are located in San Diego, California, where we lease approximately 31,000 square feet of space. As we announced on July 7, 2010, we plan to move our corporate headquarters from San Diego, California to the Dallas-Fort Worth, Texas metroplex. We are currently evaluating facilities for lease in the Dallas-Fort Worth, Texas metroplex.

Our principal leased EMEA facilities are located in Zurich, Switzerland and Zeist, the Netherlands. In addition to our corporate headquarters in San Diego, California, our principal leased Americas facilities are located in Ann Arbor, Michigan; Plymouth, Minnesota and Milwaukie, Oregon. We also lease a number of other facilities in countries where we operate. We own real estate in Minden, Germany; Brussels, Belgium; Reading, United Kingdom; Salisbury, United Kingdom; and Harrogate, United Kingdom.

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

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been traded on The New York Stock Exchange since May 16, 2007 under the symbol “SLH”. Prior to that time, there was no public market for our common stock. The following table sets forth the high and low sales prices for our common stock as reported on the New York Stock Exchange for the periods indicated.

Fiscal Year 2010	High	Low
First Quarter	$31.20	$23.75
Second Quarter	$37.76	$30.21
Third Quarter	$39.24	$31.96
Fourth Quarter	$40.25	$32.43

Fiscal Year 2009	High	Low
First Quarter	$31.57	$26.46
Second Quarter	$29.01	$15.02
Third Quarter	$25.28	$19.50
Fourth Quarter	$26.00	$21.92

Holders of Record

As of August 20, 2010, there were approximately 27 holders of record of our common stock.

Dividends

We began paying a quarterly cash dividend of $0.0625 per share outstanding of common stock and per outstanding restricted stock unit to stockholders and restricted stock unit holders of record in our fiscal quarter ended September 30, 2009. Cash dividends paid in fiscal year 2010 were as follows (in thousands, except per share data):

Fiscal Year 2010	Per Share	Total	Cumulative by Fiscal Year
First Quarter.	$0.0625	$4,375	$4,375
Second Quarter	0.0625	4,378	8,753
Third Quarter	0.0625	4,395	13,148
Fourth Quarter	0.0625	4,399	17,547

	$0.2500	$17,547

On July 19, 2010, we announced that our board of directors approved the payment of a quarterly cash dividend of $0.075 per outstanding share of common stock and per outstanding restricted stock unit payable on September 22, 2010 to stockholders and restricted stock unit holders of record at the close of business on September 9, 2010. Any determination to pay dividends in future periods will be at the discretion of our board of directors. Our ability to pay dividends to holders of our common stock and restricted stock units in future periods may be limited by restrictive covenants under our amended and restated senior credit facility.

Unregistered Sales of Equity Securities

None.

Equity Compensation Plan Information

The following table sets forth certain information regarding our equity compensation plans as of June 30, 2010 (shares in thousands):

Plan Category	Number of securities to be issued upon exercise of outstanding options purchase rights and vesting of restricted stock units	Weighted-average exercise price of outstanding options and unvested restricted stock units	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders:
2006 Securities Purchase Plan (1)	118	$0.30	—
2007 Long-Term Equity Incentive Plan (2)	974	21.02	—
2007 Employee Stock Purchase Plan	—	—	1,446
2008 Omnibus Equity Incentive Plan (2)	1,162	23.64	10,934
Equity compensation plans not approved by stockholders	—	—	—

Total	2,254		12,380

(1)	In November 2006, our board of managers adopted the 2006 Securities Purchase Plan. In January and February 2007, pursuant to securities purchase agreements, 24 employees purchased common equity interests that were converted into approximately 740,000 shares of common stock. Pursuant to these agreements, the shares of stock held by these employees remains subject to vesting over a five-year period, and unvested shares remain subject to repurchase by us. No additional equity securities will be issued under this plan. The outstanding shares under the 2006 Securities Purchase Plan as of June 30, 2010 represent unvested restricted common shares that remain subject to repurchase.
(2)	Following our stockholders’ approval of the 2008 Omnibus Equity Incentive Plan (the “2008 Plan”) on November 12, 2008, we ceased granting equity awards under our 2007 Long-Term Equity Incentive Plan (the “2007 Plan”). All equity awards granted after November 12, 2008 have been granted pursuant to the 2008 Plan. Subject to certain exceptions, all outstanding equity awards under the 2007 Plan that are forfeited, expired or settled in cash will be returned to and made available for issuance under the 2008 Plan. Under the 2008 Plan, each restricted stock unit or award granted reduces the number of securities available for issuance under the 2008 Plan by 2.05 shares.

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

The graph assumes that the value of the investment in our common stock and each index was $100 on May 16, 2007.

	Cumulative Total Return
	Solera Holdings, Inc.	Russell 2000 Index	Information Service Peers
May 16, 2007	$100.00	$100.00	$100.00
June 29, 2007	$110.74	$101.65	$107.46
June 30, 2008	$158.06	$84.08	$93.10
June 30, 2009	$145.14	$61.97	$83.34
June 30, 2010	$208.44	$77.73	$87.56

The information in the graph and table above is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, except to the extent that we specifically incorporate such information by reference.

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

Our results of operations include the results of operations of acquired companies from the date of the respective acquisitions.

	Solera Holdings, Inc.					Claims Services Group (1)
	Fiscal Years Ended June 30,				April 14 to June 30, 2006 (2)(7)	July 1, 2005 to April 13, 2006
	2010 (4)	2009 (5)(6)	2008(6)	2007(7)
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$631,348	$557,691	$539,853	$471,960	$95,084	$335,146

Cost of revenues:
Operating expenses	130,852	128,101	131,751	137,918	29,013	101,995
Systems development and programming costs	67,926	59,941	66,666	64,066	15,080	52,306

Total cost of revenues (excluding depreciation and amortization)	198,778	188,042	198,417	201,984	44,093	154,301
Selling, general and administrative expenses	170,562	159,414	153,384	125,978	23,760	87,033
Depreciation and amortization	88,978	86,146	95,266	104,419	23,571	28,894
Restructuring charges, asset impairments, and other costs associated with exit or disposal activities	5,910	3,952	13,286	6,049	2,871	(468)
Acquisition-related costs	4,032	4,427	1,112	9,969	3,345	—
Interest expense	32,782	38,565	45,730	69,681	14,842	318
Other (income) expense, net	3,964	(15,656)	(9,518)	31,509	1,836	(3,069)

	505,006	464,890	497,677	549,589	114,318	267,009

Income (loss) before income tax provision (benefit)	126,342	92,801	42,176	(77,629)	(19,234)	68,137
Income tax provision (benefit)	32,171	26,168	35,106	(6,928)	(3,400)	23,688

Net income (loss)	94,171	66,633	7,070	(70,701)	(15,834)	44,449
Less: Net income attributable to noncontrolling interests	9,739	8,326	7,243	4,050	921	3,468

Net income (loss) attributable to Solera Holdings, Inc.	84,432	58,307	(173)	(74,751)	(16,755)	40,981
Dividends and redeemable preferred unit accretion	—	—	—	14,614	88,789	—

Net income (loss) applicable to common shares/units	$84,432	$58,307	$(173)	$(89,365)	$(105,544)	$40,981

Basic net income (loss) attributable to Solera Holdings, Inc. per common share/unit	$1.20	$0.86	$(0.00)	$(2.64)	$(6.22)

	Solera Holdings, Inc.					Claims Services Group (1)
	Fiscal Years Ended June 30,				April 14 to June 30, 2006 (2)(7)	July 1, 2005 to April 13, 2006
	2010 (4)	2009 (5)(6)	2008 (6)	2007 (7)
	(in thousands, except per share data)
Diluted net income (loss) attributable to Solera Holdings, Inc. per common share/unit (3)	$1.20	$0.86	$(0.00)	$(2.64)	$(6.22)
Dividends paid per share	$0.25	$—	$—	$—	$—
Weighted average common shares/units used in the calculation of net income attributable to Solera Holdings, Inc. per common share (3):
Basic	69,587	67,252	63,500	33,865	16,978
Diluted	69,763	67,295	63,500	33,865	16,978
Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$190,284	$133,405	$122,615	$48,829	$45,356	$51,325
Investing activities	(111,287)	(121,876)	(19,135)	(41,507)	(936,471)	(18,464)
Financing activities	(28,927)	72,214	(56,548)	(9,107)	977,954	(82,787)
Balance Sheet Data (as of the end of period):
Cash and cash equivalents	$240,522	$223,420	$149,311	$89,868	$88,826
Total assets	1,356,653	1,418,609	1,331,755	1,223,953	1,253,005
Long-term debt, net of current portion	538,018	592,200	624,570	599,128	831,628
Total unitholders’/stockholders’ equity (deficit)	512,815	492,815	395,813	342,059	(3,028)

(1)	CSG was owned by ADP until subsidiaries of Solera Holdings, LLC acquired it on April 13, 2006. The combined financial information of CSG for the periods prior to the CSG Acquisition are presented on a carve-out basis and reflect the assets, liabilities, revenues and expenses that were attributed or allocated to its as a business unit of ADP. The historical financial results in the combined financial statements may not be indicative of the results that would have been achieved had we operated as a stand-along entity. The combined financial statements of CSG include costs for facilities, functions and services used by CSG at ADP sites that is shared with other ADP business units and costs for certain functions and services performed by centralized ADP organizations and directly charged to CSG based on usage as well as allocations of certain expenses of ADP, including general corporate overhead, insurance, stock compensation and pension plans, royalty fees, facilities and other expenses. These allocations were based on a variety of factors.
(2)	The statement of operations data for fiscal year 2006 include the results of operations for our predecessor from July 1, 2005 to April 13, 2006 and the results of operations for Solera Holdings, LLC from April 14, 2006 to June 30, 2006. Financial information presented reflects adjustment of assets and liabilities to the fair value at the date of the CSG Acquisition, which is used as the basis for amounts included in our results of operations from April 14, 2006 until June 30, 2006. Prior to the acquisition, Solera Holdings, LLC’s operations consisted primarily of developing our business plan, recruiting personnel, providing consulting services, raising capital and identifying and evaluating operating assets for acquisition.
(3)	All unit and per unit amounts give effect to a one-for-three reverse split of our common units, which was completed on April 30, 2007.
(4)	The results of operations of AUTOonline, GTLDATA and Market Scan, acquired in fiscal year 2010, are included from the respective dates of the acquisitions, which are not the first day of the applicable fiscal year.

(5)	The results of operations of HPI, UCS and Inpart, acquired in fiscal year 2009, are included from the respective dates of the acquisitions, which are not the first day of the applicable fiscal year.
(6)	The selected financial data as of June 30, 2009 and 2008 and for the fiscal years then ended reflect the correction of an immaterial error which is described in the first sentence of footnote 7 immediately below and discussed further in Note 13 to the consolidated financial statements included in Item 15(a)(1) in this Annual Report on Form 10-K.
(7)	Subsequent to the issuance of our consolidated financial statements for the fiscal year ended June 30, 2009, we discovered that the valuation allowance provided against the deferred tax assets of our Dutch fiscal unity tax group was overstated as we did not appropriately consider the impact of the deferred tax liabilities that resulted from the acquired intangible assets resulting from the CSG Acquisition. The selected financial data as of June 30, 2007 and 2006, for the fiscal year ended June 30, 2007, and for the period from April 14, 2006 to June 30, 2006 has been adjusted to reflect the correction of the immaterial error. The effect on the previously reported income tax benefit for fiscal year 2007 and the period from April 14, 2006 to June 30, 2006 was an increase of $6.2 million and $2.1 million, respectively. The effect on the previously reported net loss and net loss per common share/unit for fiscal year 2007 and the period from April 14, 2006 to June 30, 2006 was a decrease in net loss of $6.2 million and $2.1 million, respectively, and a decrease in net loss per common share/unit of $0.18 per share and $0.12 per share, respectively. The effect on the previously reported unitholders’/stockholders’ equity as of June 30, 2007 and 2006 was an increase of $8.3 million and $2.1 million, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for fiscal years 2010, 2009 and 2008 are not necessarily indicative of the results that may be expected for any future period. We describe the effects on our results that are attributed to the change in foreign currency exchange rates by measuring the incremental difference between translating the current and prior period results at the monthly average rates for the same period from the prior year.

Overview of the Business

We are the leading global provider of software and services to the automobile insurance claims processing industry. We also provide products and services that complement our insurance claims processing software and services, including used vehicle validation and fraud detection software and services. Our automobile insurance claims processing customers include insurance companies, collision repair facilities, independent assessors and automotive recyclers. We help our customers:

•	estimate the costs to repair damaged vehicles and determine pre-collision fair market values for damaged vehicles for which the repair costs exceed the vehicles’ value;

•	automate and outsource steps of the claims process that insurance companies have historically performed internally; and

•	improve their ability to monitor and manage their businesses through data reporting and analysis.

As of June 30, 2010, we served over 75,000 customers and were active in more than 50 countries with approximately 2,200 employees. Our customers include more than 1,500 automobile insurance companies, 38,000 collision repair facilities, 7,500 independent assessors and 27,000 automotive recyclers and auto dealers. We derive revenues from many of the world’s largest automobile insurance companies, including eight of the ten largest automobile insurance companies in Europe and nine of the ten largest automobile insurance companies in North America.

Segments

We operate our business using two reportable segments: EMEA and Americas. Our EMEA segment consists of our operations in Europe, the Middle East, Africa, Asia and Australia. Our Americas segment consists of our operations in North, Central and South America. We evaluate the performance of our reportable segments based on revenues and adjusted EBITDA, a non-GAAP financial measure that represents GAAP net income excluding interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, restructuring charges, asset impairments and other costs associated with exit or disposal activities, other (income) expense, and acquisition-related costs. We do not allocate certain costs, including costs related to our financing activities, business development and oversight, and tax, audit and other professional fees, to our reportable segments. Instead, we manage these costs at the Corporate level. The accounting policies for each of our segments are the same.

The table below sets forth our revenues by reportable segment and as a percentage of our total revenues for the periods indicated (dollars in millions):

	Fiscal Years Ended June 30,
	2010		2009		2008
EMEA	$420.7	66.6%	$351.7	63.1%	$334.2	61.9%
Americas	210.6	33.4	206.0	36.9	205.7	38.1

Total	$631.3	100.0%	$557.7	100.0%	$539.9	100.0%

Set forth below is our revenues from each of our principal customer categories and as a percentage of revenues for the periods indicated (dollars in millions):

	Fiscal Years Ended June 30,
	2010		2009		2008
Insurance companies	$248.6	39.4%	$231.9	41.6%	$220.0	40.8%
Collision repair facilities	224.6	35.6	203.6	36.5	204.2	37.8
Independent assessors	64.0	10.1	54.2	9.7	57.3	10.6
Automotive recyclers and others	94.1	14.9	68.0	12.2	58.4	10.8

Total	$631.3	100.0%	$557.7	100.0%	$539.9	100.0%

For fiscal year 2010, the United States, the United Kingdom and Germany were the only countries that individually represented more than 10% of total revenues.

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

Our core offering is our estimating and workflow software, which is used by our insurance company, collision repair facility and independent assessor customers and which represents the majority of our revenues. Our salvage and recycling software, business intelligence and consulting services, vehicle data validation, salvage disposition and other offerings represent in the aggregate a smaller portion of our revenues. We believe that our estimating and workflow software will continue to represent a majority of our revenue for the foreseeable future.

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

Depreciation and amortization

Depreciation includes depreciation attributable to buildings, leasehold improvements, data processing and computer equipment, furniture and fixtures. Amortization includes amortization attributable to software purchases and software developed or obtained for internal use and our acquired intangible assets, the majority of which resulted from our acquisitions, particularly the CSG Acquisition.

Restructuring charges, asset impairments and other costs associated with exit or disposal activities

Restructuring charges, asset impairments and other costs associated with exit or disposal activities primarily represent costs incurred in relation to our restructuring initiatives. Restructuring charges primarily include employee termination benefits charges and charges related to the lease and vendor contract liabilities that we do not expect to provide future economic benefits due to the implementation of our restructuring initiatives.

Acquisition-related costs

Acquisition-related costs include legal and other professional fees and other transaction costs associated with completed and contemplated business combinations and asset acquisitions, costs associated with integrating acquired businesses, including costs incurred to eliminate workforce redundancies and for product rebranding, and other charges incurred as a direct result of our acquisition efforts. These other charges include changes to the fair value of contingent purchase consideration, acquired assets and assumed liabilities subsequent to the completion of the purchase price allocation, purchase consideration that is deemed to be compensatory in nature and gains and losses resulting from the settlement of a pre-existing contractual relationship with an acquiree as a result of the acquisition.

As a result of our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised), Business Combinations (“SFAS No. 141(R)”), which was primarily codified into ASC Topic No. 805-10, Business Combinations, in fiscal year 2010, acquisition-related costs incurred during fiscal year 2010 included legal and professional fees and other transaction costs associated with completed acquisitions, whereas in periods prior to our adoption of SFAS No. 141(R) /ASC Topic No. 805-10, we included legal and professional fees and other transaction costs associated with completed acquisitions in the determination of the purchase price and accordingly did not charge these fees and costs against earnings.

Interest expense

Interest expense consists primarily of payments of interest on our credit facilities and amortization of related debt issuance costs.

Other (income) expense, net

Other (income) expense, net consists of foreign exchange gains and losses on notes receivable and notes payable to affiliates, interest income and other miscellaneous income and expense.

Income tax provision

Income taxes have been provided for all items included in the statements of operations included herein, regardless of when such items were reported for tax purposes or when the taxes were actually paid or refunded.

Net income attributable to noncontrolling interests

Several of our customers and other entities own noncontrolling interests in six of our operating subsidiaries. Net income attributable to noncontrolling interests reflect such owners’ proportionate interest in the earnings of such operating subsidiaries.

Factors Affecting Our Operating Results

Below is a summary description of several external factors that have or may have an effect on our operating results.

Foreign currency. During fiscal years 2010, 2009 and 2008, we generated approximately 78%, 74% and 73% of our revenues, respectively, and incurred a majority of our costs, in currencies other than the U.S. dollar, primarily the Euro. In our historical financial statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period for our statement of operations and certain components of stockholders’ equity and the exchange rate at the end of that period for the balance sheet. These translations resulted in a net foreign currency translation adjustment of $(64.5) million and $(38.0) million for fiscal years 2010 and 2009, respectively. These amounts are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

Exchange rates between most of the major foreign currencies we use to transact our business and the U.S. dollar have fluctuated significantly over the last few years and we expect that they will continue to fluctuate. The majority of our revenues and costs are denominated in Euros, Pound Sterling, Swiss francs, Canadian dollars and other international currencies. The following table provides the average quarterly exchange rates for the Euro and Pound Sterling since the beginning of fiscal year 2009:

Period	Average Euro-to- U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2008	$1.51	$1.90
Quarter ended December 31, 2008	1.32	1.58
Quarter ended March 31, 2009	1.31	1.44
Quarter ended June 30, 2009	1.36	1.55
Quarter ended September 30, 2009	1.43	1.64
Quarter ended December 31, 2009	1.48	1.63
Quarter ended March 31, 2010	1.39	1.56
Quarter ended June 30, 2010	1.28	1.49

During fiscal year 2010 as compared to fiscal year 2009, the U.S. dollar weakened against many of the major foreign currencies we use to transact our business. Relative to the Euro, the average U.S. dollar weakened by 1.4%, which increased our expenses and increased our revenues for the 2010 fiscal year relating to the Euro markets in which we transact business. In contrast, the average U.S. dollar strengthened against the Pound Sterling by 2.0%, which decreased our expenses and decreased our revenues for fiscal year 2010 relating to the United Kingdom. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in a $24.5 million decrease or increase, as the case may be, to our revenues during fiscal year 2010.

We currently do not hedge our exposure to foreign currency risks. During the fiscal years ended June 30, 2010, 2009, and 2008, we recognized net foreign currency transaction gains (losses) in our consolidated statements of operations of $(5.8) million, $1.2 million, and $4.8 million, respectively.

Factors that affect business volume. The following external factors have or may have an effect on the number of claims that are submitted and/or our volume of transactions, any of which can affect our revenues:

•

Automobile usage—number of miles driven. In fiscal year 2009, the number of miles driven in the United States and several of our large western European markets declined due to higher gasoline prices and difficult economic conditions. In fiscal year 2010, the number of miles driven in the United States increased slightly versus fiscal year 2009. Fewer miles driven can result in fewer automobile accidents, which can reduce the transaction-based fees that we generate.

•

Number of insurance claims made. In fiscal year 2009, the number of insurance claims for vehicle damage submitted by owners to their insurance carriers has declined slightly in several of our markets, including some of our large western European markets. We do not know whether the decline in the number of claims made is a result of fewer accidents, other factors, such as vehicle owners’ reluctance to pay the insurance policy deductible for vehicle repair, or a combination of factors. The number of insurance claims made in fiscal year 2010 increased slightly versus fiscal year 2009. Fewer claims made can reduce the transaction-based fees that we generate.

•

Sales of new and used vehicles. According to industry sources: global vehicle sales declined by approximately 8.7% in calendar year 2009 to 63.9 million units; and global vehicle sales are expected to increase in calendar year 2010 by approximately 5.6% to 67.5 million units. Fewer new light vehicle sales can result in fewer insured vehicles on the road and fewer automobile accidents, which can reduce the transaction-based fees that we generate.

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

•

Damaged vehicle repair costs. The cost to repair damaged vehicles, also known as severity, includes labor, parts and other related costs. Severity has steadily risen for a number of years. According to the Insurance Resource Council, the average severity per damaged vehicle in the United States rose by 18% from 2002 to 2006. More recently, the U.S. Bureau of Labor Statistics reported that the cost of motor vehicle body work for the twelve months ended April 2010 rose by 2.0% compared to the same prior year period . Insurance companies purchase our products and services to help standardize the cost of repair. Should the cost of labor, parts and other related items continue to increase over time, insurance companies may seek to purchase and utilize an increasing number of our products and services to help improve the standardization of the cost of repair.

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

Non-cash charges. We incurred pre-tax, non-cash share-based compensation charges of $9.6 million, $6.7 million and $4.8 million, respectively, during fiscal years 2010, 2009 and 2008. We expect to recognize additional pre-tax, non-cash share-based compensation charges related to share-based awards outstanding at June 30, 2010 aggregating approximately $19.5 million ratably over the remaining weighted-average vesting period of 2.6 years.

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

Results of Operations

Our results of operations include the results of operations of acquired companies from the date of the respective acquisitions.

The table below sets forth our results of operations data expressed as a percentage of revenues for the periods indicated:

	Fiscal Years Ended June 30,
	2010	2009	2008
Revenues	100.0%	100.0%	100.0%
Cost of revenues:
Operating expenses	20.7	23.0	24.4
Systems development and programming costs	10.8	10.7	12.3

Total cost of revenues (excluding depreciation and amortization)	31.5	33.7	36.8
Selling, general & administrative expenses	27.0	28.6	28.4
Depreciation and amortization	14.1	15.4	17.6
Restructuring charges, asset impairments and other costs associated with exit or disposal activities	0.9	0.7	2.5
Acquisition-related costs	0.6	0.8	0.2
Interest expense	5.2	6.9	8.5
Other (income) expense, net	0.6	(2.8)	(1.8)

	80.0	83.4	92.2

Income before provision for income taxes	20.0	16.6	7.8
Income tax provision	5.1	4.7	6.5

Net income	14.9	11.9	1.3
Less: Net income attributable to noncontrolling interests	1.5	1.5	1.3

Net income (loss) attributable to Solera Holdings, Inc.	13.4%	10.5%	(0.0)%

The table below sets forth statement of operations data, including the amount and percentage changes for the periods indicated:

	Fiscal Years Ended June 30,			Fiscal Year 2010 to Fiscal Year 2009 Change		Fiscal Year 2009 to Fiscal Year 2008 Change
	2010	2009 (1)	2008 (1)	$	%	$	%
	(dollars in thousands)
Revenues	$631,348	$557,691	$539,853	$73,657	13.2%	$17,839	3.3%
Cost of revenues:
Operating expenses	130,852	128,101	131,751	2,751	2.1	(3,650)	(2.8)
Systems development and programming costs	67,926	59,941	66,666	7,985	13.3	(6,725)	(10.1)

Total cost of revenues (excluding depreciation and amortization)	198,778	188,042	198,417	10,736	5.7	(10,375)	(5.2)
Selling, general and administrative expenses	170,562	159,414	153,384	11,148	7.0	6,030	3.9
Depreciation and amortization	88,978	86,146	95,266	2,832	3.3	(9,120)	(9.6)
Restructuring charges, asset impairments and other costs associated with exit or disposal activities	5,910	3,952	13,286	1,958	49.5	(9,334)	(70.3)
Acquisition-related costs	4,032	4,427	1,112	(395)	(8.9)	3,315	298.1
Interest expense	32,782	38,565	45,730	(5,783)	(15.0)	(7,165)	(15.7)
Other (income) expense, net	3,964	(15,656)	(9,518)	19,620	(125.3)	(6,138)	64.5

	505,006	464,890	497,677	40,116	8.6	(32,787)	(6.6)
Income before provision for income taxes	126,342	92,801	42,176	33,541	36.1	50,625	120.0
Income tax provision	32,171	26,168	35,106	6,003	22.9	(8,938)	(25.5)

Net income	94,171	66,633	7,070	27,538	41.3	59,563	842.5
Less: Net income attributable to noncontrolling interests	9,739	8,326	7,243	1,413	17.0	1,083	15.0

Net income attributable to Solera Holdings, Inc.	$84,432	$58,307	$(173)	$26,125	44.8%	$58,480	(33,803.5)%

(1)	The financial information for the fiscal years ended June 30, 2009 and 2008 reflects the correction of an immaterial error which is discussed further in Note 13 to the consolidated financial statements included in Item 15(a)(1) in this Annual Report on Form 10-K.

Amounts and percentages in the above table and throughout our discussion and analysis of financial conditions and results of operations may reflect rounding adjustments.

Revenues

Fiscal Year 2010 vs. Fiscal Year 2009. In fiscal year 2010, revenues increased $73.6 million, or 13.2%, and includes an increase in revenues from HPI, acquired in December 2008, of $23.5 million. After adjusting for changes in foreign currency exchange rates and excluding revenues from HPI, revenues increased $39.9 million, or 7.4%, during fiscal year 2010 primarily relating to revenue contributions from AUTOonline of $21.6 million, as well as growth in transaction, flat fee and subscription revenues in several countries from sales to new customers and increased revenues from and sales of new software and services to existing customers.

Our EMEA revenues increased $69.0 million, or 19.6%, to $420.7 million, including an increase in revenues from HPI of $23.5 million. After adjusting for changes in foreign currency exchange rates and excluding revenues from HPI, EMEA revenues increased $41.0 million, or 12.4%, during fiscal year 2010 primarily relating to revenue contributions from AUTOonline, in which we acquired an 85% interest on October 1, 2009, of $21.6 million, as well as growth in transaction, flat fee and subscription revenues in several countries from sales to new customers and increased revenues from the sales of new software and services to existing customers.

Our Americas revenues increased $4.6 million, or 2.3%, to $210.6 million. After adjusting for changes in foreign currency exchange rates, Americas revenues decreased $0.9 million, or 0.5%, during fiscal year 2010 resulting from the loss of a major U.S. insurance company customer having completed its transition to another provider in the fourth quarter of fiscal year 2009, partially offset by growth in transaction and subscription revenues from sales to new customers and increased revenues from and sales of new software and services to existing customers.

Fiscal Year 2009 vs. Fiscal Year 2008. In fiscal year 2009, revenues increased $17.8 million, or 3.3%, and includes the revenues from HPI, acquired in December 2008, of $21.1 million. After adjusting for changes in foreign currency exchange rates and excluding revenues from HPI, revenues increased $41.6 million, or 7.7%, during fiscal year 2009 resulting from growth in transaction and subscription revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

Our EMEA revenues increased $17.6 million, or 5.3%, to $351.7 million and include the revenues from HPI of $21.1 million. After adjusting for changes in foreign currency exchange rates and excluding revenues from HPI, EMEA revenues increased $31.8 million, or 9.5%, during fiscal year 2009 resulting from growth in transaction and subscription revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

Our Americas revenues increased $0.3 million, or 0.1%, to $206.0 million. After adjusting for changes in foreign currency exchange rates, Americas revenues increased $9.8 million, or 4.8%, during fiscal year 2009 resulting from growth in transaction and subscription revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers. During the fourth quarter of fiscal year 2009, a major U.S. insurance company customer that accounted for approximately 1.2% of our revenues for fiscal year 2009 completed its transition to another provider.

Revenue growth (decline) for each of our customer categories was as follows (dollars in millions):

	Fiscal Year 2010 vs Fiscal Year 2009		Fiscal Year 2009 vs Fiscal Year 2008
Customer category	Revenue Growth	Percentage Change	Revenue Growth	Percentage Change
Insurance companies	$16.6	7.2%	$11.9	5.4%
Collision repair facilities	21.0	10.3	(0.6)	(0.3)
Independent assessors	9.9	18.2	(3.1)	(5.5)
Automotive recyclers and other	26.1	38.3	9.6	16.6

Total	$73.6	13.2%	$17.8	3.3%

Revenue growth (decline) for each of our customer categories after adjusting for changes in foreign currency exchange rates was as follows (dollars in millions):

	Fiscal Year 2010 vs Fiscal Year 2009		Fiscal Year 2009 vs Fiscal Year 2008
Customer category	Revenue Growth	Percentage Change	Revenue Growth	Percentage Change
Insurance companies	$11.7	5.1%	$30.1	13.7%
Collision repair facilities	18.3	9.0	20.9	10.2
Independent assessors	8.9	16.4	1.3	2.3
Automotive recyclers and other	25.5	37.4	17.2	29.5

Total	$64.4	11.6%	$69.5	12.9%

Operating expenses

Fiscal Year 2010 vs. Fiscal Year 2009. In fiscal year 2010, operating expenses increased $2.8 million, or 2.1%, and includes an increase in operating expenses from HPI of $5.1 million. After adjusting for changes in foreign currency exchange rates and excluding the operating expenses of HPI, operating expenses decreased $4.4 million, or 3.6%, during fiscal year 2010 due primarily to reductions in personnel expenses in our Americas segment, offset by an increase in operating expenses in our EMEA segment, primarily resulting from operating expense contributions from AUTOonline.

Our EMEA operating expenses increased $8.0 million, or 10.4%, including an increase in operating expenses from HPI of $5.1 million. After adjusting for changes in foreign currency exchange rates and excluding the operating expenses of HPI, EMEA operating expenses increased $1.4 million, or 1.9%, during fiscal year 2010 reflecting an increase of $2.6 million in expenses from AUTOonline, offset by reductions in external maintenance and support costs and other expenses which resulted from ongoing cost savings initiatives.

Our Americas operating expenses decreased $5.2 million, or 10.2%. After adjusting for changes in foreign currency exchange rates, Americas operating expenses decreased $5.8 million, or 11.2%, during fiscal year 2010 due principally to a $5.2 million decrease in personnel expenses and a $0.6 million reduction in administrative costs as a result of headcount reductions and other cost saving measures pursuant to a restructuring plan that we implemented in our Americas reporting segment in April 2009 (“the Americas 2009 Restructuring Plan”).

Fiscal Year 2009 vs. Fiscal Year 2008. In fiscal year 2009, operating expenses decreased $3.7 million, or 2.8%, and includes the operating expenses from HPI of $5.0 million. After adjusting for changes in foreign currency exchange rates and excluding the operating expenses of HPI, operating expenses decreased $1.3 million, or 1.0%, during fiscal year 2009 due primarily to reductions in operating expenses in our Americas segment, offset by increased operating expenses in our EMEA segment.

Our EMEA operating expenses increased $3.0 million, or 4.1%, and include the operating expenses from HPI of $5.0 million. After adjusting for changes in foreign currency exchange rates and excluding the operating expenses of HPI, EMEA operating expenses increased $4.1 million, or 5.5%, during fiscal year 2009 reflecting a $1.3 million increase in consulting fees and a net $2.8 million increase in third-party license fees and other expenses.

Our Americas operating expenses decreased $6.7 million, or 11.5%. After adjusting for changes in foreign currency exchange rates, Americas operating expenses decreased $5.4 million, or 9.4%, during fiscal year 2009 due principally to a $3.4 million decrease in personnel costs, a $1.0 million decrease in distribution costs, and a $1.0 million decrease in professional fees and outside services costs.

Systems development and programming costs

Fiscal Year 2010 vs. Fiscal Year 2009. During fiscal year 2010, systems development and programming costs (“SD&P”) increased $8.0 million, or 13.3%, including an increase in SD&P from HPI of $1.1 million. After adjusting for changes in foreign currency exchange rates and excluding the SD&P of HPI, SD&P increased $5.6 million, or 9.6%, during fiscal year 2010 due primarily to increases in consulting and other professional fees in our Americas segment and personnel expenses in our EMEA segment.

Our EMEA SD&P increased $5.7 million, or 14.8%, including an increase in SD&P from HPI of $1.1 million. After adjusting for changes in foreign currency exchange rates and excluding the operating expenses of HPI, EMEA SD&P increased $3.5 million, or 9.4%, during fiscal year 2010 principally due to SD&P from AUTOonline of $1.7 million and a $2.6 million increase in personnel expenses, offset by a $0.8 million decrease in other expenses primarily related to lower external development costs as a result of development work completed in prior periods.

Our Americas SD&P increased $2.3 million, or 10.8%. After adjusting for changes in foreign currency exchange rates, Americas SD&P increased $2.1 million, or 9.9%, during fiscal year 2010 resulting from an increase in consulting and other professional fees associated with the development of software updates and new software releases.

Fiscal Year 2009 vs. Fiscal Year 2008. During fiscal year 2009, SD&P decreased $6.7 million, or 10.1%, and includes the SD&P from HPI of $1.1 million. After adjusting for changes in foreign currency exchange rates and excluding the SD&P of HPI, SD&P decreased $5.0 million, or 7.5%, during fiscal year 2009 due to reductions in SD&P expenses in both our Americas and EMEA segments.

Our EMEA SD&P decreased $2.5 million, or 6.2%, and includes the SD&P of HPI of $1.1 million. After adjusting for changes in foreign currency exchange rates and excluding the SD&P from HPI, EMEA SD&P decreased $1.1 million, or 2.8%, during fiscal year 2009 resulting from a decrease in personnel and consulting costs associated with the completion of development of software updates and new software releases during fiscal year 2008 and early fiscal year 2009.

Our Americas SD&P decreased $4.2 million, or 16.2%. After adjusting for changes in foreign currency exchange rates, Americas SD&P decreased $3.9 million, or 14.9%, during fiscal year 2009 resulting from a decrease in personnel and consulting costs associated with the completion of development of software updates and new software releases during fiscal year 2008 and early fiscal year 2009.

Our SD&P costs fluctuate based upon the levels of activity related to and timing of product releases. We expect our SD&P costs to remain relatively stable in future years.

Selling, general and administrative expenses

Fiscal Year 2010 vs. Fiscal Year 2009. During fiscal year 2010, selling, general and administrative expenses (“SG&A”) increased $11.1 million, or 7.0%, including an increase in SG&A from HPI of $4.0 million. After adjusting for changes in foreign currency exchange rates and excluding SG&A of HPI, SG&A increased $5.0 million, or 3.2%, primarily due to expenses from AUTOonline of $8.2 million, a $2.9 million increase in stock-based compensation expense and a $1.1 million increase in personnel expenses, offset by a $4.7 million decrease in professional fees resulting from cost savings measures implemented pursuant to the Americas 2009 Restructuring Plan and the transition of certain functions in-house, a $1.2 million decrease in non-income based taxes in foreign jurisdictions, a $1.0 million decrease in facilities-related costs resulting from the closure of our San Ramon, California facility pursuant to the Americas 2009 Restructuring Plan and a $0.3 million decrease in other administrative expenses.

Fiscal Year 2009 vs. Fiscal Year 2008. During fiscal year 2009, SG&A increased $6.0 million, or 3.9%, including SG&A from HPI of $4.7 million. After adjusting for changes in foreign currency exchange rates and excluding the SG&A of HPI, SG&A increased $9.3 million, or 6.1%, primarily due to a $7.4 million increase in personnel and facilities costs, which primarily relates to our EMEA segment, and includes a $1.9 million increase in stock-based compensation expense, a $1.4 million increase in non-income based taxes in foreign jurisdictions, and a $0.5 million increase in travel.

Notwithstanding the impact of fluctuations in the value of the U.S. dollar versus certain foreign currencies in which we transact business, we expect SG&A to continue to increase in the future in absolute dollars as we continue to expand our business into new markets: incur costs related to acquisitions; and continue to incur costs associated with being a public company.

Depreciation and amortization

Fiscal Year 2010 vs. Fiscal Year 2009 and Fiscal Year 2009 vs. Fiscal Year 2008. During fiscal year 2010, depreciation and amortization increased by $2.8 million, or 3.3%, including an increase in the depreciation and amortization from HPI of $5.3 million. After adjusting for changes in foreign currency exchange rates and excluding the depreciation and amortization of HPI, depreciation and amortization decreased $4.4 million during fiscal year 2010 primarily due to lower amortization expense related to the intangible assets acquired in the CSG Acquisition since these intangible assets are being amortized on an accelerated basis, partially offset by the depreciation and amortization from assets acquired in the acquisition of AUTOonline of $1.6 million.

During fiscal year 2009, depreciation and amortization decreased by $9.1 million, or 9.6%, including an increase in the depreciation and amortization from HPI of $6.1 million. After adjusting for changes in foreign currency exchange rates and excluding the depreciation and amortization of HPI, depreciation and amortization decreased $12.4 million during fiscal year 2009 due to lower intangibles amortization expense resulting from the CSG Acquisition.

We generally amortize intangible assets on an accelerated basis to reflect the pattern in which the economic benefits of the intangible assets are realized. Although we expect to experience significant depreciation and amortization in the future as we amortize intangible assets acquired in the CSG Acquisition and in our subsequently completed acquisitions, we anticipate that the amount of total depreciation and amortization expense will continue to decline over the next several years, subject to the effect of any future acquisitions and notwithstanding the impact of fluctuations in the value of the U.S. dollar versus certain foreign currencies in which we transact business.

Restructuring charges, asset impairments and other costs associated with exit or disposal activities

Fiscal Year 2010 vs. Fiscal Year 2009 and Fiscal Year 2009 vs. Fiscal Year 2008. During fiscal years 2010, 2009 and 2008 we incurred restructuring charges, asset impairments and other costs associated with exit or disposal activities of $5.9 million, $4.0 million and $13.3 million, respectively. The restructuring charges, asset impairments and other costs associated with exit or disposal activities incurred in fiscal year 2010 primarily relate to our Americas 2009 Restructuring Plan, under which we incurred employee termination benefits, charges resulting from vacating our office facility in San Ramon, California, and certain other charges directly related to the implementation of the restructuring initiative, offset by the reversal of previously accrued restructuring charges in our EMEA segment as a result of completing the planned restructuring actions. In fiscal year 2009 and 2008, restructuring charges relate almost entirely to employee termination benefits incurred under previously implemented restructuring plans.

We expect to incur additional restructuring charges in future years as we continue to undertake additional efforts to improve efficiencies in our business.

Acquisition-related costs

Fiscal Year 2010 vs. Fiscal Year 2009 and Fiscal Year 2008. During fiscal years 2010, 2009 and 2008 we incurred acquisition-related costs of $4.0 million, $4.4 million and $1.1 million, respectively. Acquisition-related costs incurred in fiscal year 2010 primarily consist of legal and professional fees incurred in connection with business combinations completed in fiscal year 2010, including our acquisition of AUTOonline, and costs incurred to eliminate workforce redundancies identified as we integrate acquired businesses. Acquisition-related costs incurred in fiscal year 2009 primarily consist of legal and professional fees incurred in connection with a failed business combination, and costs incurred to eliminate workforce redundancies identified as we integrate acquired businesses. Acquisition-related costs incurred in fiscal year 2008 primarily consist of costs incurred to eliminate workforce redundancies identified in connection with integration efforts following the CSG Acquisition.

As a result of our adoption of SFAS No. 141(R)/ASC Topic No. 805-10 in fiscal year 2010, acquisition-related costs incurred in fiscal year 2010 include legal and professional fees and other transaction costs associated with completed acquisitions, whereas in periods prior to our adoption of SFAS No. 141(R) /ASC Topic No. 805-10, we included legal and professional fees and other transaction costs associated with completed acquisitions in the determination of the purchase price and accordingly did not charge these fees and costs against earnings.

We expect to incur additional acquisition-related costs in future years as we continue to pursue potential business combinations and asset acquisitions as part of our plan to grow our business.

Interest expense

Fiscal Year 2010 vs. Fiscal Year 2009 and Fiscal Year 2009 vs. Fiscal Year 2008. During fiscal year 2010, interest expense decreased $5.8 million due primarily to declines in the variable interest rates on our outstanding indebtedness and declines in the notional amounts of our interest rate swaps. During fiscal year 2009, interest expense decreased $7.2 million as compared to fiscal year 2008 due to lower borrowings under our credit facilities resulting primarily from principal repayments in fiscal year 2008.

Notwithstanding the impact of fluctuations in the value of the U.S. dollar versus the Euro, we expect that our annual interest expense will continue to decrease as we repay outstanding indebtedness and as the notional amounts of our interest rate swaps continue to decline, assuming no additional borrowings, including borrowings to finance any future acquisitions.

Other (income) expense, net

Fiscal Year 2010 vs. Fiscal Year 2009 and Fiscal Year 2009 vs. Fiscal Year 2008. During fiscal year 2010, other (income) expense, net changed from $15.7 million of other income to $4.0 million of other expense, which is primarily due to the $10.6 million gain that we recognized during fiscal year 2009 related to the sale of our foreign currency option, the strengthening of the U.S. dollar which resulted in $7.0 million of foreign currency transaction losses in fiscal year 2010 as compared to $1.2 million of foreign currency transaction gains in fiscal year 2009 and a $1.7 million decrease in interest income due to lower interest rates.

During fiscal year 2009, other (income) expense, net increased $6.1 million due primarily to a $9.8 million increase in the value of our foreign currency option during fiscal year 2009, including the gain recognized upon the sale of the option in November 2008, offset by a decrease in foreign currency transaction gains of $3.6 million.

Income tax provision

Fiscal Year 2010 vs. Fiscal Year 2009 and Fiscal Year 2009 vs. Fiscal Year 2008. During fiscal year 2010, we recorded an income tax provision of $32.2 million, which resulted in an effective tax rate of 25.5%. During fiscal year 2009, we recorded an income tax provision of $26.2 million, which resulted in an effective tax rate of 28.2%. The decrease in the effective tax rate in fiscal year 2010 was primarily attributable to a shift in the jurisdictional mix of taxable income. The decrease in the effective tax rate in fiscal year 2009 was attributable to the establishment of a full valuation allowance against our U.S. net deferred tax assets in fiscal year 2008 which caused an increase in our fiscal year 2008 income tax provision. The effective tax rate is reduced by the benefit attributable to foreign income taxed at lower rates and tax credits generated during the year.

Factors that impact our income tax provision include, but are not limited to, the mix of jurisdictional earnings, establishment of valuation allowances in certain jurisdictions, and varying jurisdictional income tax rates. Changes in tax laws or tax rulings may have a significantly adverse impact on our effective tax rate. There have been several international provisions recently enacted which could impact our effective tax rate and we are in the process of evaluating this impact. In addition, there are several proposals to extend legislation that has recently expired and whether or not these provisions are extended could have a significant impact on our tax rate.

We evaluate the positive and negative evidence in connection with its assessment for a valuation allowance on our U.S. deferred tax assets during each reporting period. As of June 30, 2010 the key objective negative evidence, which is generally difficult to overcome, includes a cumulative U.S. pre-tax book loss over the past three years. Based on preliminary income projections for next year, we contemplate the likelihood that the cumulative three year position may shift into an income position as soon as during the third or fourth quarter of fiscal year 2011. When and if this occurs, it will be positive objective evidence for purposes of determining when and to what extent the U.S. valuation allowance will be released. Other factors will still need to be considered during this evaluation process however a cumulative pre-tax book income position will be significant positive evidence. We will continue to evaluate this area each reporting period.

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

In May 2007, we entered into an amended and restated senior secured credit facility, which provides us with the following borrowing commitments: a $50.0 million revolving credit facility, a $230.0 million U.S. term loan and a €280.0 million European term loan. As of June 30, 2010, we had $214.3 million and $312.2 million (€255.8 million) in outstanding loans under the U.S. term loan and European term loan, respectively, with interest rates of 2.3% and 2.5%, respectively. No borrowings were outstanding under the revolving credit facility at June 30, 2010.

In order to mitigate the interest rate risk associated with our term loans, in June 2007, we entered into three U.S. dollar-based interest rate swaps with notional amounts of $50.0 million, $81.0 million ($46.3 million as of June 30, 2010 per the planned reduction in the notional amount over the life of the swap contract), and $75.0 million, each with maturities on June 30, 2011, which require us to pay fixed rates of 5.445%, 5.418%, and 5.445%, respectively. We also entered into three Euro-based interest rate swaps with notional amounts of €69.8 million (€8.3 million as of June 30, 2010 per the planned reduction in the notional amount over the life of the swap contract), €50.0 million (€42.7 million as of June 30, 2010 per the planned reduction in the notional amount over the life of the swap contract), and €60.0 million, each with maturities as late as June 30, 2011, which require us to pay fixed rates of 4.603%, 4.679%, and 4.685%, respectively.

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

Pursuant to agreements entered into prior to the CSG Acquisition, the noncontrolling stockholders of certain of our majority-owned subsidiaries have the right to require us to redeem their shares at the then fair market value. For financial statement reporting purposes, the estimated fair market value of these redeemable noncontrolling interests was $81.6 million at June 30, 2010. We do not have any indication that the exercise of these redemption rights is probable within the next twelve months. Further, we do not believe the occurrence of conditions precedent to the exercise of certain of these redemption rights is probable within the next twelve months. If the stockholders exercised their redemption rights, we believe that we have sufficient liquidity to fund such redemptions but such redemptions may require a waiver under our senior secured credit facility. Obtaining such a waiver would be subject to conditions prevalent in the capital markets at that time, and could involve changes to the terms of our senior secured credit facility, including changes that could result in our incurring additional interest expense. If we were not able to obtain such a waiver, we could be in breach of our senior secured credit facility or in breach of our agreements with the noncontrolling stockholders.

The remaining 15% ownership interest in AUTOonline held by the sellers is subject to a put-call option that may be exercised by any party beginning in fiscal year 2013, or earlier under certain circumstances. The redemption value of the option is equal to ten times AUTOonline’s consolidated earnings before interest expense, income tax expense, depreciation and amortization (the “AUTOonline EBITDA”) for the fiscal year ended prior to the exercise date, subject to adjustment under certain circumstances.

As of June 30, 2010 and 2009, we had unrestricted cash and cash equivalents and short-term investments of $240.8 million and $235.4 million, respectively.

We believe that our existing unrestricted cash and cash equivalents, cash flow from operating activities and borrowings under our amended and restated senior credit facility will be sufficient to fund currently anticipated working capital, planned capital spending and debt service requirements for at least the next twelve months. We regularly review acquisition and other strategic opportunities, which may require additional debt or equity financing. We currently do not have any material pending agreements with respect to any acquisition or strategic opportunity. If we raise additional funds by issuing equity securities, further dilution to our then-existing stockholders may result. Additional debt financing may include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any equity or debt financing may contain terms, such as liquidation and other preferences that are not favorable to us or our stockholders.

During each quarter of fiscal year 2010, we paid a cash dividend of $0.0625 per outstanding share of common stock and per outstanding restricted stock unit to stockholders and restricted stock unit holders of record. The aggregate dividend payments were approximately $17.5 million. On July 19, 2010, we announced that our board of directors approved the payment of a quarterly cash dividend of $0.075 per outstanding share of common stock and per outstanding restricted stock unit payable on September 22, 2010 to stockholders and restricted stock unit holders of record at the close of business on September 9, 2010. Any determination to pay dividends in future periods will be at the discretion of our board of directors.

The following summarizes our primary sources and uses of cash in the periods presented:

	Amount Changed from		Fiscal Years Ended June 30,
	2009 to 2010	2008 to 2009	2010	2009	2008
	(in thousands)
Operating activities	$56,879	$10,790	$190,284	$133,405	$122,615
Investing activities	$10,589	$(102,741)	$(111,287)	$(121,876)	$(19,135)
Financing activities	$(101,141)	$128,762	$(28,927)	$72,214	$(56,548)

Operating activities. The $56.9 million increase in cash provided by operating activities during fiscal year 2010 was primarily the result of an increase in net income of $27.5 million and increases in the non-cash adjustments, such as depreciation and amortization, stock-based compensation, deferred income taxes, and the change in fair value of financial instruments, to reconcile net income to cash provided by operating activities, and by the changes in operating assets and liabilities.

Investing activities. The $10.6 million decrease in cash used for investing activities in fiscal year 2010 was principally attributable to the proceeds from the maturities of short-term investments.

Financing activities. The $101.1 million increase in cash used in financing activities was primarily attributable to the $86.0 million in cash proceeds raised during fiscal year 2009 from a secondary public offering of our common stock and cash dividends paid on common shares and participating securities as well as to noncontrolling interests.

Contractual Obligations

The following table reflects our cash contractual obligations as of June 30, 2010:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Long-term debt obligations (1)	$608,346	$33,287	$53,927	$521,132	$—
Contingent purchase consideration (2)	732	366	366	—	—
Purchase obligations	4,407	3,070	966	322	49
Lease obligations (3)	47,034	12,573	18,483	10,393	5,585

Total	$660,519	$49,296	$73,742	$531,847	$5,634

(1)	Represents principal and interest payments for our senior secured credit facilities and the note payable issued in connection with our acquisition of HPI, as well as payments on our interest rate swaps. For purposes of the table above, we calculated the interest payments on our senior secured credit facilities and interest rate swaps assuming that the interest rate in effect on the senior secured credit facilities at June 30, 2010 would remain fixed through maturity.
(2)	Represents the accrued contingent purchase consideration as of June 30, 2010. Contingent future cash payments related to acquisitions completed in fiscal year 2010 are accrued at fair value as of the acquisition date and remeasured at fair value at each reporting date. Contingent future cash payments related to acquisitions completed prior to fiscal year 2010 are accrued once the contingency is resolved and the amounts are due and payable.
(3)	Lease obligations include operating and capital leases and are net of sublease income.

We determined the fair value of future contingent purchase consideration related to acquisitions completed in fiscal year 2010 based on the weighted probabilities of potential future payments. The amount and timing of future payments are based on the achievement of specific targets. The fair values were determined by assessing the probability of each potential outcome using information available through June 30, 2010, including recent financial performance and changes in the market. Accrued contingent purchase consideration as of June 30, 2010 has remained unchanged since the date of acquisition.

In addition to the contractual obligations identified in the preceding table, the noncontrolling owners of certain of our subsidiaries have the right to put their shares to us at a purchase price equal to the then-fair value of the shares. As of June 30, 2010, we estimate that the aggregate fair value of these redeemable noncontrolling interests was approximately $81.6 million. In addition, the 15% ownership interest of AUTOonline not owned by us is subject to a put-call option whereby the redemption value of the option is equal to ten times the AUTOonline EBITDA for the fiscal year ended prior to the exercise date, subject to adjustment under certain circumstances. Except under certain circumstances, the put-call option cannot be exercised until the EBITDA for fiscal year 2012 is determined. The redemption of these noncontrolling interests by these noncontrolling owners is not within our control and the timing is uncertain.

We also have a liability for unrecognized tax benefits of $3.3 million as of June 30, 2010. The timing of the future cash flows related to this liability cannot be practically determined.

Off-Balance Sheet Arrangements and Related Party Transactions

As of June 30, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Certain noncontrolling stockholders of our international subsidiaries are also commercial purchasers and users of our software and services. Revenue transactions with all of the individual noncontrolling stockholders in the aggregate were less than 10% of our consolidated revenue for the fiscal years ended June 30, 2010, 2009 and 2008, respectively, and aggregate accounts receivable from the noncontrolling stockholders represent less than 10% of consolidated accounts receivable at June 30, 2010 and 2009.

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

Goodwill and indefinite-lived intangible assets. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment annually, or more frequently if impairment indicators arise. Impairment indicators arise when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable, such as a significant downturn in industry or economic trends with a direct impact on the business, an expectation that a reporting unit will be sold or otherwise disposed of for less than the carrying value, loss of key personnel, or a significant decline in the market price of an asset or asset group.

We test goodwill for impairment annually at a reporting unit level using a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we then perform the second step of the goodwill impairment test to determine the amount of the potential impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

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

In our annual goodwill impairment assessment for fiscal year 2010, we concluded that the fair values of the reporting units to which goodwill was assigned exceeded their respective carrying values by between 63% and 343% and, accordingly, we did not identify any goodwill impairment.

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

We primarily determine fair value of our indefinite-lived intangible assets under an income approach that utilizes a discounted cash flow model. In our annual indefinite-lived intangible asset impairment assessment for fiscal year 2010, we concluded that the fair value of our indefinite-lived intangible assets exceeded their respective carrying value and, accordingly, we did not identify any impairment of indefinite-lived intangible assets.

Long-lived assets. We review long-lived assets, including intangible assets with finite lives and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the market price of an asset or asset group, a significant adverse change in the extent or manner in which an asset or asset group is being used, the loss of legal ownership or title to the asset, significant negative industry or economic trends or the presence of other factors that would indicate that the carrying amount of an asset or asset group is not recoverable. We consider a long-lived asset to be impaired if the estimated undiscounted future cash flows resulting from the use of the asset and its eventual disposition are not sufficient to recover the carrying value of the asset. If we deem an asset to be impaired, the amount of the impairment loss represents the excess of the asset’s carrying value compared to its estimated fair value.

Revenue recognition. Revenues are recognized only after services are provided, when persuasive evidence of an arrangement exists, the fee is fixed and determinable, and when collectability is probable. Our multiple element arrangements primarily include a combination of software licenses, hosted database and other services, installation and set-up services, hardware, maintenance services and transaction-based deliverables.

We generate a significant majority of our revenue from subscription-based contracts (where a monthly fee is charged), transaction-based contracts (where a fee per transaction is charged) and subscription-based contracts with additional transaction-based fees (where a monthly fee and a fee per transaction are charged).

Subscription-based and transaction-based contracts generally include the delivery of software, access to software through a hosted service (“Hosted Database”), upfront fees for the implementation and set-up activities necessary for the client to use/access the software (“Implementation Services”) and maintenance. Under a subscription arrangement, delivery of software, we consider access to the Hosted Database and maintenance to be a single element or a combined unit of accounting and recognize related revenues at the end of each month upon the completion of the monthly service. A transaction-based fee represents a payment for the right to use the software, access to the Hosted Database and maintenance. We consider the fee to be fixed and determinable only at the time actual usage occurs, and, accordingly, we recognize revenue at the time of actual usage. The revenue recognition for Implementation Services is described below.

Implementation Services and setup activities are necessary for the client to receive services/software. We defer up-front fees billed during the setup/implementation phase and recognize such revenues on a straight-line basis over the estimated customer life. Recognition of this deferred revenue will commence upon the start of the monthly service. We capitalize setup costs that are direct and incremental to the contract are capitalized and amortized on a straight-line basis over the estimated customer life.

In a limited number of our revenue arrangements, we also provide generic computer equipment as part of the sales arrangement. The computer equipment in this arrangement is considered a non-software deliverable as our software is not essential to the functionality of the generic computer equipment. We account for the sale of generic equipment as a direct finance lease. The related revenue is recognized over the term of the contract using the effective interest rate method. We allocate revenue to the elements of these arrangements on a relative fair value basis using our best estimate of the fair value of the elements. Revenue from leased computer equipment represents approximately 1% of our consolidated revenue.

Revenues are reflected net of customer sales allowances, which are based on both specific identification of certain accounts and a predetermined percentage of revenue based on historical experience.

Stock-Based Compensation. We expense share-based payment awards made to employees and directors, including employee stock options, restricted common shares subject to repurchase and restricted stock units. We estimate the value of stock options as of the date the award was granted using the Black-Scholes option pricing model. The fair value of restricted stock units equals the intrinsic value on the date the award was granted. The Black-Scholes option-pricing model requires the use of certain input variables, as follows:

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

Expected Dividend Yield. Our assumption of the dividend yield is based on our history and expectation of future dividend payouts and may be subject to substantial change in the future.

Expected Award Life. Because we have a limited history of stock option exercises, we determine the expected award life using the simplified method, which defines the life as the average of the contractual term and the vesting period.

In addition to the variables above, we are also required to estimate at the grant date the likelihood that the award will ultimately vest (the “pre-vesting forfeiture rate”), and revise the estimate, if necessary, in future periods if the actual forfeiture rate differs. We determine the pre-vesting forfeiture rate of an award based on industry and employee turnover data as well as historical pre-vesting forfeitures occurring over the previous year. We recognize additional share-based compensation expense if the actual forfeiture rate is lower than estimated and a recovery of previously recognized share-based compensation expense if the actual forfeiture rate is higher than estimated.

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

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax liabilities are more likely than not to be assessed. If we ultimately determine that the obligation is unwarranted, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. This may occur for a variety of reasons, such as the expiration of the statute of limitations with respect to a particular tax return or the signing of a final settlement agreement with the respective tax authority. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

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

We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As a result of our analysis of all available evidence as of June 30, 2010, it was concluded that it was not more likely than not that certain of our deferred tax assets, primarily in the U.S., would be realized within their respective carryforward periods and, accordingly, we continue to maintain a valuation allowance against our deferred tax assets in the amount of $68.7 million as of June 30, 2010.

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

Our derivative financial instruments at June 30, 2010 consisted entirely of interest rate swaps. These interest rate swaps were designated and documented at their inception as cash flow hedges and are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassified into earnings when the hedged transaction affects earnings. The ineffective portion of these cash flow hedges is recognized in interest expense.

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

Redeemable noncontrolling interests. Certain of the ownership interests in our consolidated subsidiaries held by noncontrolling owners are considered redeemable outside of our control. Accordingly, we have presented these redeemable noncontrolling interests as a mezzanine item in our consolidated balance sheet.

If redeemable at fair value, the redeemable noncontrolling interests are reported at their fair value with any adjustment of the carrying value to fair value recorded to common shares in stockholders’ equity. We estimate the fair value of our noncontrolling interests through an income approach, utilizing a discounted cash flow model, and a market approach, which considers comparable companies and transactions.

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

The noncontrolling ownership interest in AUTOonline is redeemable at ten times the AUTOonline EBITDA for the fiscal year ended prior to redemption, subject to adjustment under certain circumstances. Except under certain circumstances, the put-call option cannot be exercised until the EBITDA for fiscal year 2012 is determined. Because the AUTOonline noncontrolling interest is not currently redeemable, we are accreting the carrying value to the redemption value at each reporting period through the earliest redemption date. Accordingly, the carrying value of the AUTOonline noncontrolling interest represents the initial carrying amount, adjusted to reflect the noncontrolling interests’ share of net income and dividends paid, plus periodic accretion. Additionally, if the fair value of the AUTOonline noncontrolling interest were to exceed the redemption value, the excess would be treated as an adjustment to the numerator in our calculation of net income per common share attributable to Solera Holdings, Inc. which would result in a decrease in our net income per share.

Recent Accounting Pronouncements

In September 2009, the FASB reached a consensus on two new pronouncements: Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements, and ASU No. 2009-14, Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements. ASU No. 2009-13 eliminates the requirement that all undelivered elements must have either (i) vendor specific objective evidence (“VSOE”) or (ii) third-party evidence (“TPE”) of stand-alone selling price before an entity can recognize the portion of the consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU No. 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new pronouncements are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the impact that the adoption of these pronouncements will have on our consolidated financial statements.

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

Exchange rates between most of the major foreign currencies we use to transact our business and the U.S. dollar have fluctuated significantly over the last few years and we expect that they will continue to fluctuate. The majority of our revenues and costs are denominated in Euros, Pound Sterling, Swiss francs, Canadian dollars and other international currencies. The following table provides the average quarterly exchange rates for the Euro and Pound Sterling since the beginning of fiscal year 2009:

Period	Average Euro-to U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2008	$1.51	$1.90
Quarter ended December 31, 2008	1.32	1.58
Quarter ended March 31, 2009	1.31	1.44
Quarter ended June 30, 2009	1.36	1.55
Quarter ended September 30, 2009	1.43	1.64
Quarter ended December 31, 2009	1.48	1.63
Quarter ended March 31, 2010	1.39	1.56
Quarter ended June 30, 2010	1.28	1.49

During fiscal year 2010 as compared to fiscal year 2009, the U.S. dollar weakened against many of the major foreign currencies we use to transact our business. Relative to the Euro, the average U.S. dollar weakened by 1.4%, which increased our expenses and increased our revenues for the 2010 fiscal year relating to the Euro markets in which we transact business. In contrast, the average U.S. dollar strengthened against the Pound Sterling by 2.0%, which decreased our expenses and decreased our revenues for fiscal year 2010 relating to the United Kingdom. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in a $24.5 million decrease or increase, as the case may be, to our revenues during fiscal year 2010.

We currently do not hedge our exposure to foreign currency risks. During the fiscal years ended June 30, 2010, 2009, and 2008, we recognized net foreign currency transaction gains (losses) in our consolidated statements of operations of $(5.8) million, $1.2 million, and $4.8 million, respectively.

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

Interest Rate Risk

We are exposed to interest rate risks primarily through variable interest rate borrowings under our term loans. Our weighted-average borrowings outstanding under our term loans during fiscal year 2010 were $530.1 million.

In order to mitigate the interest rate risk associated with our term loans, in June 2007, we entered into three U.S. dollar-based interest rate swaps with notional amounts of $50.0 million, $81.0 million ($46.3 million as of June 30, 2010 per the planned reduction in the notional amount over the life of the swap contract), and $75.0 million, each with maturities on June 30, 2011, which require us to pay fixed rates of 5.445%, 5.418%, and 5.445%, respectively. We also entered into three Euro-based interest rate swaps with notional amounts of €69.8 million (€8.3 million as of June 30, 2010 per the planned reduction in the notional amount over the life of the swap contract), €50.0 million (€42.7 million as of June 30, 2010 per the planned reduction in the notional amount over the life of the swap contract), and €60.0 million, each with maturities as late as June 30, 2011, which require us to pay fixed rates of 4.603%, 4.679%, and 4.685%, respectively. These interest rate swaps are designated and documented at their inception as cash flow hedges and are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassified into earnings when the hedged transaction affects earnings. The ineffective portion of these cash flow hedges is recognized in interest expense in the accompanying consolidated statement of operations.

The estimated fair values of the U.S. dollar-based swaps were liabilities of $7.7 million and $13.3 million at June 30, 2010 and 2009, respectively, which were included in other noncurrent liabilities in the accompanying consolidated balance sheets. The estimated fair values of the Euro-based swaps were liabilities of €3.6 million ($4.4 million) and €6.9 million ($9.6 million) at June 30, 2010 and 2009, respectively, which were included in other noncurrent liabilities in the accompanying consolidated balance sheets. The change in the fair value of the swaps, net of tax, reflects the effective portion of loss on these hedges and is reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

After giving effect to the interest rate swaps, the weighted average interest rate on our term loans during fiscal year 2010 was 5.4%. A hypothetical 1% increase or decrease in interest rates would have resulted in an approximately $1.9 million change to our interest expense for fiscal year 2010.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures and, based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2010.

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of AUTOonline, acquired in October 2009, which are included in the consolidated financial statements of Solera Holdings, Inc. as of and for the year ended June 30, 2010 and constituted 3% of total assets, 4% of total revenue and 6% of net income, respectively, of our consolidated financial statements as of and for the year ended June 30, 2010. Due to the timing of the acquisition, management did not assess the effectiveness of internal control over financial reporting at AUTOonline.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of June 30, 2010, as stated in their report which is included herein.

Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the fourth quarter of fiscal year 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Solera Holdings, Inc.

San Diego, California

We have audited the internal control over financial reporting of Solera Holdings, Inc. and subsidiaries (the “Company”) as of June 30, 2010 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at AUTOonline GmbH In-formationssysteme, which was acquired on October 1, 2009 and whose financial statements constitute 3% of total assets, 4% of total revenue and 6% of net income, respectively, of the consolidated financial statements for the Company as of and for the year ended June 30, 2010. Accordingly, our audit did not include the internal control over financial reporting at AUTOonline. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2010 of the Company and our report dated September 1, 2010 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and includes an explanatory paragraph regarding the application of new accounting standards related to (1) noncontrolling interests in subsidiaries and (2) business combinations.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

September 1, 2010

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 will be set forth in our proxy statement to be filed with the SEC in connection with our 2010 annual meeting of stockholders (the “Proxy Statement”) or in a future amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements.

Page
Solera Holdings, Inc.—Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at June 30, 2010 and 2009	F-3

Consolidated Statements of Operations for each of the three fiscal years in the period ended June 30, 2010	F-4

Consolidated Statements of Stockholders’ Equity, Comprehensive Income (Loss) and Redeemable Noncontrolling Interests for each of the three fiscal years in the period ended June 30, 2010	F-5

Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended June 30, 2010	F-7

Notes to Consolidated Financial Statements	F-8

(a) (2) Financial Statement Schedules. Financial statements schedules, other than the schedule appearing on page F-36, are omitted because they are not required or applicable or the information is included in the consolidated financial statements or notes thereto.

Schedule II—Valuation and Qualifying Accounts	F-43

(a) (3) Exhibits. The list of exhibits in the Exhibit Index to this Annual Report on Form 10-K is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 1, 2010.

SOLERA HOLDINGS, INC.

/s/ Tony Aquila
By: Tony Aquila
Its: Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Tony Aquila and Renato Giger, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signatures		Date

/s/ Tony Aquila Tony Aquila	Chairman of the Board, Chief Executive Officer and President (principal executive officer)	September 1, 2010

/s/ Renato Giger Renato Giger	Chief Financial Officer (principal financial and accounting officer)	September 1, 2010

/s/ Kenneth A. Viellieu Kenneth A. Viellieu	Director	September 1, 2010

/s/ Stuart J. Yarbrough Stuart J. Yarbrough	Director	September 1, 2010

/s/ Jerrell W. Shelton Jerrell W. Shelton	Director	September 1, 2010

/s/ Arthur F. Kingsbury Arthur F. Kingsbury	Director	September 1, 2010

SOLERA HOLDINGS, INC.

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Page
Solera Holdings, Inc.—Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at June 30, 2010 and 2009	F-3

Consolidated Statements of Operations for each of the three fiscal years in the period ended June 30, 2010	F-4

Consolidated Statements of Stockholders’ Equity, Comprehensive Income (Loss) and Redeemable Noncontrolling Interests for each of the three fiscal years in the period ended June 30, 2010	F-5

Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended June 30, 2010	F-7

Notes to Consolidated Financial Statements	F-8

Schedule II—Valuation and Qualifying Accounts	F-43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Solera Holdings, Inc.

San Diego, California

We have audited the accompanying consolidated balance sheets of Solera Holdings, Inc. and subsidiaries (the “Company”) as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss) and redeemable noncontrolling interests, and cash flows for each of the three years in the period ended June 30, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Solera Holdings, Inc. and subsidiaries as of June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 of the Notes to the consolidated financial statements, effective July 1, 2009, the Company applied new accounting standards related to (1) noncontrolling interests in subsidiaries and (2) business combinations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 1, 2010, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

September 1, 2010

SOLERA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2010	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$240,522	$223,420
Short-term investments	—	11,941
Accounts receivable, net of allowance for doubtful accounts of $2,071 and $2,344 at June 30, 2010 and June 30, 2009, respectively	99,682	98,565
Other receivables	12,989	12,177
Other current assets	20,713	19,550
Deferred income tax assets	4,059	4,392

Total current assets	377,965	370,045
Property and equipment, net	53,255	50,784
Goodwill	635,709	651,099
Intangible assets, net	275,492	322,843
Other noncurrent assets	12,065	13,660
Noncurrent deferred income tax assets	2,167	10,178

Total assets	$1,356,653	$1,418,609

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,420	$30,447
Accrued expenses and other current liabilities	103,921	104,414
Income taxes payable	7,041	15,998
Deferred income tax liabilities	1,673	1,037
Current portion of long-term debt	5,442	5,880

Total current liabilities	143,497	157,776
Long-term debt	538,018	592,200
Other noncurrent liabilities	34,140	36,935
Noncurrent deferred income tax liabilities	33,752	46,871

Total liabilities	749,407	833,782
Redeemable noncontrolling interests	94,431	92,012

Stockholders’ equity:
Solera Holdings, Inc. stockholders’ equity:
Common shares, $0.01 par value: 150,000 shares authorized; 70,017 and 69,531 issued and outstanding as of June 30, 2010 and June 30, 2009, respectively	545,048	526,547
Retained earnings (accumulated deficit)	22,550	(44,335)
Accumulated other comprehensive income (loss)	(60,583)	3,674

Total Solera Holdings, Inc. stockholders’ equity	507,015	485,886
Noncontrolling interests	5,800	6,929

Total stockholders’ equity	512,815	492,815

Total liabilities and stockholders’ equity	$1,356,653	$1,418,609

See accompanying notes to consolidated financial statements.

SOLERA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Years Ended June 30,
	2010	2009	2008
Revenues	$631,348	$557,691	$539,853

Cost of revenues:
Operating expenses	130,852	128,101	131,751
Systems development and programming costs	67,926	59,941	66,666

Total cost of revenues (excluding depreciation and amortization)	198,778	188,042	198,417
Selling, general and administrative expenses	170,562	159,414	153,384
Depreciation and amortization	88,978	86,146	95,266
Restructuring charges, asset impairments, and other costs associated with exit or disposal activities	5,910	3,952	13,286
Acquisition-related costs	4,032	4,427	1,112
Interest expense	32,782	38,565	45,730
Other (income) expense, net	3,964	(15,656)	(9,518)

	505,006	464,890	497,677

Income before provision for income taxes	126,342	92,801	42,176
Income tax provision	32,171	26,168	35,106

Net income	94,171	66,633	7,070
Less: Net income attributable to noncontrolling interests	9,739	8,326	7,243

Net income (loss) attributable to Solera Holdings, Inc.	$84,432	$58,307	$(173)

Net income (loss) attributable to Solera Holdings, Inc. per common share:
Basic	$1.20	$0.86	$(0.00)

Diluted	$1.20	$0.86	$(0.00)

Dividends paid per share	$0.25	$—	$—

Weighted average shares used in the calculation of net income (loss) attributable to Solera Holdings, Inc. per common share:
Basic	69,587	67,252	63,500

Diluted	69,763	67,295	63,500

See accompanying notes to consolidated financial statements.

SOLERA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, COMPREHENSIVE

INCOME (LOSS) AND REDEEMABLE NONCONTROLLING INTERESTS

(In thousands)

			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Solera Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Common Shares
	Shares	Amount
Balance at June 30, 2007 as previously reported	64,814	$505,939	$(111,687)	$7,022	$401,274	$—	$401,274	$6,060 (1)
Cumulative impact of the adoption of new accounting pronouncement (Note 2)	—	(72,784)	—	—	(72,784)	5,169 (1)	(67,615)	72,784
Cumulative impact of prior period adjustment (Note 13)	—	—	8,287	113	8,400	—	8,400	—

Balance at June 30, 2007 as adjusted	64,814	433,155	(103,400)	7,135	336,890	5,169	342,059	78,844
Components of comprehensive income (loss):
Net income (loss) attributable to Solera Holdings, Inc. and noncontrolling interests	—	—	(173)	—	(173)	2,072	1,899	5,171
Foreign currency translation adjustments	—	—	—	47,558	47,558	753	48,311	14,042
Unrealized losses on derivative instruments, net of tax	—	—	—	(5,474)	(5,474)	—	(5,474)	—
Change in funded status of defined benefit pension plan, net of tax	—	—	—	5,271	5,271	—	5,271	—

Total comprehensive income (loss)					47,182	2,825	50,007	19,213

Cumulative impact of the adoption of new accounting pronouncement	—	—	1,026	—	1,026	—	1,026	—
Repurchase of common shares	(84)	(17)	(95)	—	(112)	—	(112)	—
Stock-based compensation	—	4,848	—	—	4,848	—	4,848	—
Reversal of previously accrued equity issuance costs	—	24	—	—	24	—	24	—
Issuance of common shares under employee stock purchase plan	6	105	—	—	105	—	105	—
Issuance of common shares under stock award plans, net	80	1	—	—	1	—	1	—
Dividends paid to noncontrolling owners	—	—	—	—	—	(1,940)	(1,940)	(3,262)
Revaluation of redeemable noncontrolling interests	—	(205)	—	—	(205)	—	(205)	205

Balance at June 30, 2008	64,816	437,911	(102,642)	54,490	389,759	6,054	395,813	95,000
Components of comprehensive income (loss):
Net income attributable to Solera Holdings, Inc. and noncontrolling interests	—	—	58,307	—	58,307	2,834	61,141	5,492
Foreign currency translation adjustments	—	—	—	(38,043)	(38,043)	(973)	(39,016)	(10,360)
Unrealized losses on derivative instruments, net of tax	—	—	—	(15,965)	(15,965)	—	(15,965)	—
Change in funded status of defined benefit pension plan, net of tax	—	—	—	3,192	3,192	—	3,192	—

Total comprehensive income (loss)					7,491	1,861	9,352	(4,868)

Stock-based compensation	—	6,711	—	—	6,711	—	6,711	—
Issuance of common shares in secondary public offering, net of issuance costs of $3,981	4,500	86,019	—	—	86,019	—	86,019	—
Issuance of common shares under employee stock award plans, net	215	1,325	—	—	1,325	—	1,325	—
Dividends paid to noncontrolling owners	—	—	—	—	—	(986)	(986)	(3,539)
Revaluation of redeemable noncontrolling interests	—	(5,419)	—	—	(5,419)	—	(5,419)	5,419

Balance at June 30, 2009	69,531	526,547	(44,335)	3,674	485,886	6,929	492,815	92,012

(continued on next page)

SOLERA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, COMPREHENSIVE

INCOME (LOSS) AND REDEEMABLE NONCONTROLLING INTERESTS

(In thousands)

(continued from previous page)

			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Solera Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Common Shares
	Shares	Amount
Balance at June 30, 2009	69,531	526,547	(44,335)	3,674	485,886	6,929	492,815	92,012
Components of comprehensive income (loss):
Net income attributable to Solera Holdings, Inc. and noncontrolling interests	—	—	84,432	—	84,432	3,110	87,542	6,629
Foreign currency translation adjustments	—	—	—	(64,539)	(64,539)	(454)	(64,993)	(12,994)
Unrealized gains on derivative instruments, net of tax	—	—	—	8,328	8,328	—	8,328	—
Change in funded status of defined benefit pension plan, net of tax	—	—	—	(8,046)	(8,046)	—	(8,046)	—

Total comprehensive income (loss)					20,175	2,656	22,831	(6,365)

Stock-based compensation	—	9,607	—	—	9,607	—	9,607	—
Issuance of common shares under employee stock award plans, net	486	6,888	—	—	6,888	—	6,888	—
Dividends paid on common stock and participating securities	—	—	(17,547)	—	(17,547)	—	(17,547)	—
Dividends paid to noncontrolling owners	—	—	—	—	—	(3,785)	(3,785)	(3,878)
Revaluation of and additions to redeemable noncontrolling interests	—	2,006	—	—	2,006	—	2,006	12,662

Balance at June 30, 2010	70,017	$545,048	$22,550	$(60,583)	$507,015	$5,800	$512,815	$94,431

(1)	Prior to our adoption of ASC No. 810-10 (Note 2), we had a minority interest balance of $11,229 at June 30, 2007 which was classified in temporary equity in the consolidated balance sheet.

See accompanying notes to consolidated financial statements.

SOLERA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years Ended June 30,
	2010	2009	2008
Cash flows from operating activities:
Net income	$94,171	$66,633	$7,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,978	86,146	95,266
Provision for doubtful accounts	1,278	1,549	890
Stock-based compensation	9,607	6,711	4,848
Deferred income taxes	(6,195)	(9,109)	5,386
Net realized and unrealized gains on derivative instruments	—	(10,599)	(832)
Other	169	(454)	280
Changes in operating assets and liabilities, net of effects from acquisitions of businesses:
Increase in accounts receivable	(5,717)	(4,949)	(1,961)
(Increase) decrease in other assets	417	4,977	(11,796)
Increase (decrease) in accounts payable	(3,149)	(244)	3,409
Increase (decrease) in accrued expenses and other liabilities	10,725	(7,256)	20,055

Net cash provided by operating activities	190,284	133,405	122,615

Cash flows from investing activities:
Capital expenditures	(22,544)	(14,079)	(14,785)
Acquisitions and capitalization of intangible assets	(4,234)	(5,543)	(4,036)
Acquisitions of businesses, net of cash acquired	(94,290)	(99,692)	(314)
Purchases of short-term investments	—	(11,941)	—
Proceeds from maturities of short-term investments	11,742	—	—
Increase in restricted cash	(1,961)	(3,021)	—
Proceeds from sale of foreign currency exchange option	—	12,400	—

Net cash used in investing activities	(111,287)	(121,876)	(19,135)

Cash flows from financing activities:
Proceeds from sale of common shares, net of offering costs	—	86,019	—
Payment of contingent purchase consideration	(2,251)	—	—
Principal payments on financed asset acquisitions	(2,487)	(4,730)	(4,907)
Repayments under revolving credit facility	—	—	(8,548)
Repayments of long-term debt	(5,867)	(5,872)	(37,779)
Cash dividends paid on common shares and participating securities	(17,547)	—	—
Cash dividends paid to noncontrolling interests	(7,663)	(4,525)	(5,202)
Proceeds from stock purchase plan and exercise of stock options	6,888	1,322	(112)

Net cash provided by (used in) financing activities	(28,927)	72,214	(56,548)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(32,968)	(9,634)	12,511

Net change in cash and cash equivalents	17,102	74,109	59,443
Cash and cash equivalents, beginning of period	223,420	149,311	89,868

Cash and cash equivalents, end of period	$240,522	$223,420	$149,311

Supplemental cash flow information:
Cash paid for interest	$31,887	$37,961	$44,913
Cash paid for income taxes	$41,147	$30,828	$23,341
Supplemental disclosure of non-cash investing and finance activities:
Capital assets financed	$3,585	$1,554	$3,735
Accrued contingent purchase consideration	$732	$—	$—
Note payable issued in acquisition of business	$—	$17,330	$—

See accompanying notes to consolidated financial statements.

SOLERA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

Description of Business

Solera Holdings, Inc. and subsidiaries (the “Company” “Solera” “we” “us” or “our”) is a leading global provider of software and services to the automobile insurance claims processing industry. Our software and services helps our customers: estimate the costs to repair damaged vehicles; determine pre-collision fair market values for vehicles damaged beyond repair; automate steps of the claims process; outsource steps of the claims process that insurance companies have historically performed internally; and monitor and manage their businesses through data reporting and analysis. We are active in over 50 countries and derive most of our revenues from our estimating and workflow software. Through our acquisitions of HPI, Ltd. (“HPI”) in December 2008 and AUTOonline GmbH In-formationssysteme (“AUTOonline”) in October 2009, we also provide used vehicle validation services in the United Kingdom and operate an eSalvage vehicle exchange platform in several European countries as well as Mexico.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and applicable regulations of the Securities and Exchange Commission (“SEC”). Our operating results for the fiscal year ended June 30, 2010 are not necessarily indicative of the results that may be expected for any future periods.

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Our consolidated, majority-owned subsidiaries include our subsidiaries located in Belgium, France, Portugal, Spain and Mexico, as well as AUTOonline. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

We have reclassified certain prior period amounts to conform to the current period presentation in the accompanying consolidated statements of operations. Specifically, we have reclassified certain expenses previously reported in operating expenses, systems development and programming costs and selling, general and administrative expenses and now report these expenses in acquisition-related costs (see Note 2). These reclassifications had no impact on the previously reported income before provision for income taxes or net income.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of the accompanying consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and estimates and judgments routinely require adjustment. The reported amounts of assets, liabilities, revenues and expenses are affected by estimates and assumptions which are used for, but not limited to, the accounting for sales allowances, allowance for doubtful accounts, fair value of derivative financial instruments, valuation of goodwill and intangible assets, amortization of intangible assets, restructuring activities, liabilities under defined benefit plans, stock-based compensation, redeemable noncontrolling interests and income taxes. Actual results could differ from these estimates.

Cash and Cash Equivalents and Short-Term Investments

We consider all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents at June 30, 2010 and 2009 consisted primarily of money market funds. The carrying amounts approximate fair value due to the short maturities of these instruments.

At June 30, 2009, we held bank certificates of deposits with original maturities of greater than 90 days at the time of purchase which were considered short-term investments and, accordingly, are reported at fair value. The carrying amounts of these assets approximate fair value given the nature of the investments.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded according to contractual agreements. Credit terms for payment of products and services are extended to customers in the normal course of business and no collateral is required. The allowance for doubtful accounts is estimated based on our historical losses, the existing economic conditions, and the financial stability of our customers. Receivables are written-off in the period that they are deemed uncollectible.

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

Internal Use Software

We capitalize costs directly associated with developing or obtaining internal use computer software as well as certain payroll and payroll-related costs for employees who are directly associated with internal use computer software projects. The amount of capitalized payroll costs with respect to these employees is limited to the time directly spent on such projects. We expense costs associated with preliminary project stage activities, training, maintenance and all other post-implementation stage activities as incurred. Additionally, we expense internal costs related to minor upgrades and enhancements, as it is impractical to separate these costs from normal maintenance activities.

Contingent Purchase Consideration

Contingent future cash payments related to acquisitions completed in fiscal year 2010 are recognized at fair value as of the acquisition date and such amount is included in the determination of the acquisition date purchase price. We recognize any subsequent changes in the fair value of the contingent future cash payments in earnings in the period that the change occurs.

We recognize the contingent future cash payments related to acquisitions completed prior to fiscal year 2010 as additional goodwill once the contingency is resolved and the amounts are due and payable.

Goodwill and Intangible Assets

We do not amortize goodwill and intangible assets with indefinite useful lives, but instead test for impairment annually, or more frequently if impairment indicators arise. We perform our annual goodwill and indefinite-lived intangible assets impairment assessment on April 1 of each fiscal year. Impairment indicators arise when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable, such as a significant downturn in industry or economic trends with a direct impact on the business, an expectation that a reporting unit will be sold or otherwise disposed of for less than the carrying value, loss of key personnel, or a significant decline in the market price of an asset or asset group.

We test goodwill for impairment annually at a reporting unit level using a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of the potential impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, we recognize an impairment loss in an amount equal to that excess.

In our annual goodwill impairment assessment for fiscal year 2010, we concluded that the fair values of the reporting units to which goodwill was assigned exceeded their respective carrying values and, accordingly, we did not identify any goodwill impairment.

We test indefinite-lived intangible assets at the unit of accounting level by making a determination of the fair value of the intangible asset. If the fair value of the intangible asset is less than its carrying value, we recognize an impairment loss in an amount equal to the difference. We also evaluate the remaining useful life of intangible assets that are not subject to amortization on an annual basis to determine whether events and circumstances continue to support an indefinite useful life. If we subsequently determine that an intangible asset that is not being amortized has a finite useful life, we test that asset for impairment. After recognition of the impairment, if any, we amortize the asset prospectively over its estimated remaining useful life and account for it in the same manner as other intangible assets that are subject to amortization.

In our annual indefinite-lived intangible asset impairment assessment for fiscal year 2010, we concluded that the fair value of our indefinite-lived intangible assets exceeded their respective carrying value and, accordingly, we did not identify any impairment of indefinite-lived intangible assets.

Intangible assets with finite lives primarily consist of intangible assets acquired in business combinations and the costs associated with software developed for internal use. We amortize intangible assets with finite lives acquired in business combinations on an accelerated basis to reflect the pattern in which the economic benefits of the intangible asset are consumed. Costs associated with software developed for internal use are amortized over three- to five- years on a straight-line basis.

Impairment of Long-Lived Assets

We review long-lived assets, including intangible assets with finite lives and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the price of an asset or asset group, a significant adverse change in the extent or manner in which an asset or asset group is being used, the loss of legal ownership or title to the asset, significant negative industry or economic trends or the presence of other indicators that would indicate that the carrying amount of an asset or asset group is not recoverable. We consider a long-lived asset to be impaired if the estimated undiscounted future cash flows resulting from the use of the asset and its eventual disposition are not sufficient to recover the carrying value of the asset. If we deem an asset to be impaired, the amount of the impairment loss represents the excess of the asset’s carrying value compared to its estimated fair value.

Net Income (Loss) Attributable to Solera Holdings, Inc. Per Share

In fiscal year 2010, we retrospectively adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which was primarily codified into FASB Accounting Standards Codification (“ASC”) Topic No. 260-10-45, Earnings Per Share. Accordingly, because our restricted common shares subject to repurchase and restricted stock units settled in shares of common stock upon vesting have the nonforfeitable right to receive dividends on an equal basis with common stock, these securities are considered participating securities that must be included in the calculation of net income per share using the two-class method. Under the two-class method, basic and diluted net income per share are determined by calculating net income per share for common stock and participating securities based on the cash dividends paid and participation rights in undistributed earnings. Diluted net income per share also considers the dilutive effect of in-the-money stock options, calculated using the treasury stock method. Under the treasury stock method, the amount of assumed proceeds from unexercised stock options includes the amount of compensation cost attributable to future services not yet recognized, proceeds from the exercise of the options, and the incremental income tax benefit or liability as if the options were exercised during the period.

The computation of basic and diluted net income (loss) attributable to Solera Holdings, Inc. per common share using the two-class method is as follows (in thousands, except per share amounts):

	Fiscal Years Ended June 30,
	2010	2009	2008
Basic net income (loss) attributable to Solera Holdings, Inc. per common share
Net income (loss) attributable to Solera Holdings, Inc.	$84,432	$58,307	$(173)
Less: Dividends paid and undistributed earnings allocated to participating securities	(664)	(667)	—

Net income (loss) attributable to common shares—basic	$83,768	$57,640	$(173)

Weighted-average number of common shares	69,790	67,685	64,035
Less: Weighted-average common shares subject to repurchase	(203)	(433)	(535)

Weighted-average number of common shares used to compute basic net income (loss) attributable to Solera Holdings, Inc. per common share	69,587	67,252	63,500

Basic net income (loss) attributable to Solera Holdings, Inc. per common share	$1.20	$0.86	$(0.00)

Diluted net income (loss) attributable to Solera Holdings, Inc. per common share
Net income (loss) attributable to Solera Holdings, Inc.	$84,432	$58,307	$(173)
Less: Dividends paid and undistributed earnings allocated to participating securities	(663)	(666)	—

Net income (loss) attributable to common shares—diluted	$83,769	$57,641	$(173)

Weighted-average number of common shares used to compute basic net income (loss) attributable to Solera Holdings, Inc. per common share	69,587	67,252	63,500
Diluted effect of options to purchase common stock	176	43	—

Weighted-average number of common shares used to compute diluted net income (loss) attributable to Solera Holdings, Inc. per common share	69,763	67,295	63,500

Diluted net income (loss) attributable to Solera Holdings, Inc. per common share	$1.20	$0.86	$(0.00)

The following securities that could potentially dilute earnings per share in the future are not included in the determination of diluted net income (loss) attributable to Solera Holdings, Inc. per common share (in thousands):

	Fiscal Years Ended June 30,
	2010	2009	2008
Antidilutive options to purchase common stock and restricted stock units	43	288	169

As a result of our adoption of FSP No. EITF 03-6-1/ASC Topic No. 260-10-45 as well as the prior period adjustment described in Note 13, our basic and diluted net income (loss) attributable to Solera Holdings, Inc. per common share amounts have been retrospectively recast from amounts previously reported amounts. Basic and diluted net income (loss) attributable to Solera Holdings, Inc. per common share for the fiscal year ended June 30, 2008 decreased by $0.01 per share. Diluted net income attributable to Solera Holdings, Inc. per common share for the fiscal year ended June 30, 2009 increased by $0.01 per share. Basic net income attributable to Solera Holdings, Inc. per common share for the fiscal year ended June 30, 2009 was unchanged.

Revenue Recognition

We recognize revenue only after services are provided, persuasive evidence of an arrangement exists, a fee is fixed and determinable, and collectability is probable. Our multiple element arrangements primarily include a combination of software licenses, hosted database and other services, installation and set-up services, hardware, maintenance services and transaction-based deliverables.

We generate a significant majority of our revenue from subscription-based contracts (where a monthly fee is charged), transaction-based contracts (where a fee per transaction is charged) and subscription-based contracts with additional transaction-based fees (where a monthly fee and a fee per transaction are charged).

Subscription-based and transaction-based contracts generally include the delivery of software, access to software through a hosted service (“Hosted Database”), upfront fees for the implementation and set-up activities necessary for the client to use/access the software (“Implementation Services”) and maintenance. Under a subscription arrangement, delivery of software, we consider access to the Hosted Database and maintenance to be a single element or a combined unit of accounting and recognize related revenues at the end of each month upon the completion of the monthly service. The transaction-based fee represents payment for the right to use the software, access to the Hosted Database and maintenance. We consider the fee fixed and determinable only at the time actual usage occurs, and, accordingly, we recognize revenue at the time of actual usage. The revenue recognition for Implementation Services is described below.

Implementation Services and setup activities are necessary for the client to receive services/software. We defer up-front fees billed during the setup/implementation phase and recognize such revenues on a straight-line basis over the estimated customer life. Recognition of this deferred revenue will commence upon the start of the monthly service. We capitalize setup costs that are direct and incremental to the contract and recognize such revenues on a straight-line basis over the estimated customer life.

In a limited number of our revenue arrangements, we also provide generic computer equipment as part of the sales arrangement. The computer equipment in this arrangement is considered a non-software deliverable as our software is not essential to the functionality of the generic computer equipment. We account for the sale of generic equipment as a direct finance lease and the related revenue is recognized over the term of the contract using the effective interest rate method. We allocate revenue to the elements of these arrangements on a relative fair value basis using our best estimate of the fair value of the elements. Revenue from leased computer equipment represents approximately 1% of our consolidated revenue.

We reflect revenues net of customer sales allowances, which are based on both specific identification of certain accounts and a predetermined percentage of revenue based on historical experience.

Sales and Related Taxes Collected

Sales and related taxes collected from customers and remitted to various governmental agencies are excluded from reported revenues in our consolidated statements of operations.

Cost of Revenues (Excluding Depreciation and Amortization)

Our costs and expenses applicable to revenues (“cost of revenues excluding depreciation and amortization”) represent the total of operating expenses and systems development and programming costs as presented on the consolidated statement of operations. Operating expenses include the compensation and benefits costs for operations, database development and customer service personnel, other costs related to operations, database development and customer support functions, as well as third-party data and royalty costs, and the cost of computer software and hardware used directly in the delivery of our products and services. Systems development and programming costs include compensation and benefit costs for our product development and product management personnel, other costs related to its product development and product management functions and costs related to external software consultants involved in systems development and programming activities.

Software Development Costs

Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. The costs to develop such software have not been capitalized, as we believe our current software development process is essentially completed concurrent with the establishment of technological feasibility.

Acquisition-Related Costs

Acquisition-related costs include legal and other professional fees and other transaction costs associated with completed and contemplated business combinations and asset acquisitions, costs associated with integrating acquired businesses, including costs incurred to eliminate workforce redundancies and for product rebranding, and other charges incurred as a direct result of our acquisition efforts. These other charges include changes to the fair value of contingent purchase consideration, acquired assets and assumed liabilities subsequent to the completion of the purchase price allocation, purchase consideration that is deemed to be compensatory in nature and gains and losses resulting from the settlement of a pre-existing contractual relationship with an acquiree.

As a result of our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised), Business Combinations (“SFAS No. 141(R)”), which was primarily codified into ASC Topic No. 805-10, Business Combinations, in fiscal year 2010, acquisition-related costs incurred during fiscal year 2010 included legal and professional fees and other transaction costs associated with completed acquisitions, whereas in periods prior to our adoption of SFAS No. 141(R) /ASC Topic No. 805-10, we included legal and professional fees and other transaction costs associated with completed acquisitions in the determination of the purchase price and accordingly did not charge these fees and costs against earnings.

Foreign Currency Translation

We translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period for revenues and expenses and the exchange rate at the end of that period for assets and liabilities. For each of our foreign subsidiaries, the local currency is its functional currency. These translations resulted in foreign currency translation adjustments of $(64.5) million and $(38.0) million in fiscal years 2010 and 2009, respectively, which are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. During the fiscal years ended June 30, 2010, 2009, and 2008, we recognized net foreign currency transaction gains (losses) in our consolidated statements of operations of $(5.8) million, $1.2 million, and $4.8 million, respectively. Functional currencies of significant foreign subsidiaries include Euros, British Pounds, Swiss francs, Canadian dollars, Brazilian reals, and Mexican pesos.

Income Taxes

The provision for income taxes, income taxes payable and deferred income taxes are determined using the liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. A valuation allowance is provided when we determine that it is more likely than not that a portion of the deferred tax asset balance will not be realized within the respective carryforward period.

Derivative Financial Instruments

We principally utilize derivative financial instruments to manage interest rate exposures. Derivative financial instruments are recorded in the consolidated balance sheets at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized as a charge or credit to earnings. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are initially recorded in accumulated other comprehensive income (loss) and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized as a charge or credit to earnings. Derivative instruments not designated as hedges are marked-to-market at the end of each period with changes in fair value recognized in earnings.

Advertising Costs

Advertising costs are expensed when incurred and are included in selling, general and administrative expenses. Total advertising costs were $5.6 million, $4.9 million and $4.3 million for the fiscal years ended June 30, 2010, 2009 and 2008, respectively.

Share-Based Compensation

We expense share-based payment awards made to employees and directors in the period to which the services rendered for these awards relate. These awards include stock options, restricted common shares subject to repurchase and restricted stock units. We estimate the value of stock options as of the date the award was granted using the Black-Scholes option pricing model. The fair value of restricted stock units equals the intrinsic value on the date the award was granted. The estimated grant date fair value is then recognized as compensation expense on a straight-line basis over the requisite service period of the award, which generally equals the vesting period or, in the case of shares subject to repurchase, over the period to which the right to repurchase exists. Compensation expense related to our employee stock purchase plan is recognized over the applicable offering period on a straight-line basis. The amount of share-based compensation expense recognized for share-based awards is net of estimated forfeitures of unvested awards. No compensation cost is recorded for awards that do not vest.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes foreign currency translation adjustments, unrealized gains and losses on derivative instruments related to the effective portion of cash flow hedges, net of the related income tax effect, and changes in the funded status of defined benefit pension plans, net of the related income tax effect, that are excluded from the consolidated statements of operations and are reported as a separate component in stockholders’ equity.

Accumulated other comprehensive income (loss) consists of the following (in thousands):

	Fiscal Year Ended June 30,
	2010	2009
Cumulative foreign currency translation adjustments	$(46,330)	$18,209
Unrealized losses on derivative financial instruments, net of tax	(14,319)	(22,647)
Change in funded status of defined benefit pension plan, net of tax	66	8,112

Accumulated other comprehensive income (loss).	$(60,583)	$3,674

Comprehensive Income

Comprehensive income consists of the following (in thousands):

	Fiscal Years Ended June 30,
	2010	2009	2008
Net income	$94,171	$66,633	$7,070
Other comprehensive income:
Foreign currency translation adjustments	(77,987)	(49,376)	62,353
Unrealized gains (losses) on derivative financial instruments, net of tax	8,328	(15,965)	(5,474)
Change in funded status of defined benefit pension plan, net of tax	(8,046)	3,192	5,271

Total comprehensive income	16,466	4,484	69,220
Comprehensive income (loss) attributable to noncontrolling interests	(3,709)	(3,007)	22,038

Comprehensive income attributable to Solera Holdings, Inc.	$20,175	$7,491	$47,182

The majority of our assets and liabilities, including goodwill, intangible assets and long-term debt, are carried in functional currencies other than the U.S. dollar, primarily the Euro. We translate our local currency assets and liabilities in U.S. dollars based on the exchange rate at the end of the reporting period. These translations resulted in a foreign currency translation loss of $64.5 million during fiscal year 2010, which was caused by a strengthening in the value of the U.S. dollar versus certain foreign currencies, including the Euro. Generally, the strengthening of the U.S. dollar during the fiscal year 2010 resulted in decreases to the U.S. dollar value of certain of our assets and liabilities from June 30, 2009 to June 30, 2010, as presented in the accompanying consolidated balance sheets, although the corresponding local currency balances may have increased or remain unchanged.

Guarantees

We recognize, at the inception of a guarantee, a liability for the fair value of certain guarantees.

Recently Adopted Accounting Pronouncements

In December 2008, the FASB issued FSP No. FAS 132R-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which was primarily codified into ASC Topic No. 715-20-55, Compensation—Retirement Benefits. FSP No. FAS 132R-1/ASC Topic No. 715-20-55 requires additional annual disclosures for defined benefit pension plans. The disclosures required by FSP No. FAS 132R-1/ASC Topic No. 715-20-55 are provided in Note 11.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets, which was primarily codified into ASC Topic No. 350-20, Intangibles—Goodwill and Other. FSP No. FAS 142-3/ASC Topic No. 350-20, which we adopted in the first quarter of fiscal year 2010, amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of FSP No. FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. FSP No. FAS 142-3/ASC Topic No. 350-20 did not have a significant impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R)/ASC Topic No. 805-10 which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date to be measured at their fair value as of that date. An acquirer is required to recognize assets or liabilities arising from all other contingencies as of the acquisition date, measured at their acquisition-date fair values, only if it is more likely than not that they meet the definition of an asset or a liability. Any acquisition-related costs are to be expensed instead of capitalized. Additionally, restructuring expenses generally must be expensed subsequent to the acquisition date in the period in which the expenses are incurred and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense in the period in which the changes occur. SFAS No. 141(R)/ASC Topic No. 805-10 applies prospectively to business combinations for which the acquisition date is on or after July 1, 2009, including our fiscal year 2010 acquisitions described in Note 3.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which was primarily codified into ASC Topic No. 810-10, Consolidations. SFAS No. 160/ASC Topic No. 810-10 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160/ASC Topic No. 810-10 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. We adopted SFAS No. 160/ASC Topic No. 810-10 in fiscal year 2010 and have also given retrospective effect of this new accounting guidance to all prior periods presented. As a result, we now present the carrying amounts of the ownership interests in consolidated subsidiaries held by noncontrolling owners, to the extent that such ownership interests are not redeemable outside of our control, as a component of total stockholders’ equity in the accompanying consolidated balance sheets as compared to how we presented these amounts outside of permanent equity prior to our adoption of SFAS No. 160/ASC Topic No. 810-10. Additionally, net income now includes net income attributable to noncontrolling interests as compared to the exclusion of net income attributable to the noncontrolling interests from net income prior to our adoption of SFAS No. 160/ASC Topic No. 810-10. Finally, we now present the accompanying consolidated statements of cash flows using net income as calculated pursuant to SFAS No. 160/ASC Topic No. 810-10.

At the March 12, 2008 Emerging Issues Task Force (“EITF”) meeting, the SEC Observer announced revisions to Topic No. D-98, Classification and Measurement of Redeemable Securities, which was also primarily codified into ASC Topic No. 810-10, which provides SEC registrants with guidance on the financial statement classification and measurement of equity securities that are subject to mandatory redemption requirements or whose redemption is outside the control of the issuer. The revised Topic No. D-98/ASC Topic No. 810-10 requires noncontrolling interests that are redeemable at the option of the holder to be recorded outside of permanent equity at fair value, and the redeemable noncontrolling interests to be adjusted to their fair value at each balance sheet date. Adjustments to the carrying amount of a noncontrolling interest from the application of Topic No. D-98/ASC Topic No. 810-10 are recorded to retained earnings (or additional paid-in-capital in the absence of retained earnings). As a result of our retrospective adoption of the revised provisions of Topic No. D-98/ASC Topic No. 810-10 in fiscal year 2010, we report the carrying amounts of the ownership interests in consolidated subsidiaries held by noncontrolling owners which are redeemable outside of our control at fair value and present these amounts as a mezzanine item in the accompanying consolidated balance sheets for all periods. We recorded to common shares the adjustment of the carrying value of the noncontrolling interests to fair value in the accompanying consolidated balance sheets.

The impact of our adoption of ASC Topic No. 810-10 on the previously reported consolidated balance sheets as of June 30, 2009 and 2008 was as follows (in thousands):

	As Previously Reported	Adjustment (Note 13)	Adoption of New Accounting Pronouncement	As Adjusted
Balances at June 30, 2009:
Redeemable noncontrolling interests	$—	$—	$92,012	$92,012
Common shares	604,952	—	(78,405)	526,547
Accumulated other comprehensive income	6,319	561	(3,206)	3,674
Noncontrolling interests	17,330	—	(10,401)	6,929

Balances at June 30, 2008:
Redeemable noncontrolling interests	$—	$—	$95,000	$95,000
Common shares	510,900	—	(72,989)	437,911
Accumulated other comprehensive income	65,565	1,560	(12,635)	54,490
Noncontrolling interests	15,429	—	(9,375)	6,054

New Accounting Pronouncements Not Yet Adopted

In September 2009, the FASB reached a consensus on two new pronouncements: Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements, and ASU No. 2009-14, Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements. ASU No. 2009-13 eliminates the requirement that all undelivered elements must have either (i) vendor specific objective evidence (“VSOE”) or (ii) third-party evidence (“TPE”) of stand-alone selling price before an entity can recognize the portion of the consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU No. 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new pronouncements are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the impact that the adoption of these pronouncements will have on our consolidated financial statements.

In June 2009, the FASB issued ASC Topic No. 810-10-05, Consolidation, which changes the approach to determining the primary beneficiary of a variable interest entity, and requires companies to more frequently assess whether they must consolidate variable interest entitites. ASC No. 810-10-05 is effective for annual periods beginning after November 15, 2009. We are currently evaluating the impact that the adoption of this pronouncement will have on our consolidated financial statements

3.	Business Combinations

Acquisition of AUTOonline

On October 1, 2009, we acquired an 85% ownership interest in AUTOonline, a German limited liability company and provider of an eSalvage vehicle exchange platform in several European countries and Mexico, for cash payments totaling €59.5 million ($86.8 million). The acquisition of AUTOonline allows us to extend our core offering to now include the disposition of salvage vehicles. AUTOonline has been included in our EMEA segment. We have included the results of operations of AUTOonline in our consolidated results of operations from the acquisition date. Revenues and net income earned by AUTOonline were $22.6 million and $4.6 million, respectively, for the period from the acquisition date through June 30, 2010.

The remaining 15% ownership interest in AUTOonline held by the sellers is subject to a put-call option that may be exercised by any party beginning in fiscal year 2013, or earlier under certain circumstances. The redemption value of the option is equal to ten times AUTOonline’s consolidated earnings before interest expense, income tax expense, depreciation and amortization, as set forth in the definitive share purchase agreement (the “AUTOonline EBITDA”), for the fiscal year ended prior to the exercise date, subject to adjustment under certain circumstances. On the acquisition date, we valued the 15% noncontrolling interest in AUTOonline at €10.5 million ($15.4 million) based on our purchase price for the 85% ownership interest. Because the AUTOonline noncontrolling interest is redeemable at other than fair value but is not currently redeemable, we are accreting the carrying value to the redemption value at each reporting period through the earliest redemption date. Accordingly, the carrying value of the AUTOonline noncontrolling interest represents the initial carrying amount, adjusted to reflect the noncontrolling interests’ share of net income and dividends paid, plus periodic accretion. Additionally, if the redemption value of the AUTOonline noncontrolling interest were to exceed the fair value, the excess would result in an adjustment to the numerator in our calculation of net income per common share attributable to Solera Holdings, Inc. which could result in a decrease in our net income per share. At June 30, 2010, the fair value of the AUTOonline noncontrolling interest approximates its redemption value.

We have accounted for the acquisition of AUTOonline under the purchase method of accounting and, accordingly, the total purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill, which is not expected to be deductible for foreign income tax purposes. Although a portion of the purchase price for 85% of AUTOonline was contingent, the contingency was satisfied in December 2009 and therefore we have included the full cash value of the contingent payments in the determination of the acquisition date purchase price. Of the purchase price for AUTOonline, we have allocated €54.6 million ($80.9 million) to goodwill and €16.8 million ($24.9 million) to identifiable intangible assets. The goodwill recorded in the acquisition is the result of the unique niche nature of AUTOonline’s business and the well-established network of buyers and sellers.

The following table summarizes the final purchase price allocation for the acquisition of AUTOonline (in thousands):

Goodwill	$80,886
Intangibles assets	24,918
Cash acquired	3,618
Accounts receivable	4,379
Other assets acquired	6,371
Fair value of redeemable noncontrolling interest	(15,551)
Deferred income tax liability	(7,824)
Other liabilities assumed	(9,990)

Total	$86,807

Identifiable intangible assets acquired from AUTOonline were as follows:

	Value (in thousands)	Weighted Average Amortizable Life (in years)
Trademark	$17,513	Indefinite
Technology	3,110	5.0
Customer relationships	1,740	10.0
Non-compete agreements	2,546	3.5

Total	$24,909	5.7

We are amortizing the acquired identifiable intangible assets on an accelerated basis to reflect the pattern in which the economic benefits of the intangible assets are consumed.

We valued the purchased trademark and purchased technology assets under the income approach using the relief from royalty method, which assumes value to the extent that the acquired company is relieved of the obligation to pay royalties for the benefits received from them. We valued the purchased customer relationships asset under the income approach using the excess earnings methodology based upon estimated future discounted cash flows attributable to revenues projected to be generated from those customers. We valued the non-compete agreements under the income approach based on the estimated probability-adjusted lost cash flows if the non-compete agreements had not been executed.

We incurred $0.9 million of transaction costs, including legal and other fees, related to our acquisition of AUTOonline which are included in acquisition-related costs in the consolidated statement of operations for fiscal year 2010.

Acquisition of HPI

On December 19, 2008, we acquired 100% of the outstanding share capital of HPI, a leading provider of used vehicle validation services in the United Kingdom. Our acquisition of HPI enhances our delivery of decision support data and software applications to our customers. HPI will be included in our EMEA segment.

The total purchase price for the acquisition of HPI was approximately $123.1 million (£79.9 million), which consisted of cash paid at closing of $103.3 million (£67.1 million), acquisition-related expenses of $2.5 million (£1.6 million), and a subordinated note payable with a principal amount of $17.3 million (£11.3 million). The note accrues interest at 8.0% per annum, payable annually, and becomes due and payable in full on December 31, 2011, subject to certain acceleration events. We are required to make contingent future cash payments up to a maximum aggregate amount of approximately $7.4 million (£4.8 million) if HPI achieves certain financial performance targets through December 31, 2011. If earned, these contingent future cash payments will be recognized as additional goodwill once the contingency is resolved and the amounts are due and payable. All amounts are payable in Pound Sterling.

Under the purchase method of accounting, the total purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The results of operations of HPI are included in our consolidated results of operation from the acquisition date.

We allocated the purchase price to the tangible assets, liabilities, and identifiable intangible assets acquired, based on their estimated fair values as of the date of acquisition. The excess of the purchase price over the aggregate fair values was recorded as goodwill. None of the goodwill value recorded as part of the acquisition of HPI will be deductible for foreign income tax purposes.

The following table summarizes the purchase price allocation for the acquisition of HPI (in thousands):

Goodwill	$63,166
Intangibles assets	69,626
Cash acquired	11,739
Accounts receivable	4,867
Property and equipment	5,478
Other current and noncurrent assets	712
Liabilities assumed	(12,957)
Deferred income tax liability	(19,551)

Total	$123,080

The purchase price allocated to acquired intangible assets and their respective amortizable lives are as follows:

	Value (in thousands)	Weighted Average Amortizable Life (in years)
Trademark	$16,482	Indefinite
Customer relationships	17,561	15.0
Technology	35,583	12.0

Total	$69,626

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

	Fiscal Year Ended June 30,
	2009	2008
	(unaudited)
Revenues	$577,828	$590,693
Net income	62,539	6,763
Net income per share—basic	0.92	0.11
Net income per share—diluted	0.92	0.10

Other Acquisitions

During fiscal year 2010, we also acquired Softwaresysteme GTLDATA GmbH (“GTLDATA”), a provider of assessor management systems in Austria, and Market Scan Holding B.V. (“Market Scan”), a provider of data analytics software and services to the insurance industry in the Netherlands, for aggregate initial cash consideration of approximately €8.5 million ($11.8 million) and contingent future cash payments of up to €0.6 million ($0.7 million at June 30, 2010) that may be paid upon the achievement of certain financial performance and product-related targets, none of which were paid during fiscal year 2010. An additional upfront payment of €2.3 million ($3.0 million at June 30, 2010) was considered compensatory and therefore was excluded from the purchase price. This payment will be charged against net income as earned. Additional future cash payments of up to €2.8 million ($3.4 million at June 30, 2010) that may be paid upon the achievement of certain financial performance and product-related targets are considered compensatory and accordingly we will charge such payments against net income as earned. Of the initial purchase price of the acquisitions, approximately $6.1 million was allocated to goodwill and approximately $7.4 million was allocated to purchased software, customer relationships, and tradenames and trademarks. The weighted average amortizable life of intangible assets purchased in these acquisitions was 11.5 years.

During fiscal year 2009, we also acquired UC Universal Consulting Software Gmbh (“UCS”), a German provider of software and services to collision repair facilities, and Inpart Services Ltda. (“Inpart”), a Brazilian company that provides an internet-based auto part supplier application to auto insurance companies, for aggregate initial cash consideration of approximately $7.0 million and contingent future cash payments of up to approximately $6.5 million. If earned, these contingent future cash payments will be recognized as additional goodwill once the contingency is resolved and the amounts are due and payable. Of the initial purchase price of the acquisitions, approximately $4.5 million was allocated to goodwill and approximately $4.3 million was allocated to purchased intangible assets, including purchased technology, purchased customer relationships, trademarks and non-compete agreements. The weighted average amortizable life of intangible assets purchased in the acquisitions of UCS and Inpart was 9.0 years.

All entities have been included in our results of operations from the respective acquisition dates.

Contingent Purchase Consideration

In connection with the acquisition of HPI in December 2008, we are required to make contingent cash payments up to a maximum aggregate amount of £4.8 million ($7.3 million at June 30, 2010) if HPI achieves certain annual financial performance targets through December 31, 2011, of which £1.2 million ($1.9 million) was paid during fiscal year 2010. Additionally, in connection with other acquisitions, we are required to make contingent future cash payments of up to a maximum aggregate amount of approximately $8.6 million, of which approximately $3.8 million relates to acquisitions completed in fiscal year 2010 and the remainder relates to an acquisition completed prior to fiscal year 2010. The contingent purchase consideration becomes payable based on the acquired business’s achievement of certain financial performance and product-related targets.

Approximately $2.3 million of the contingent future cash payments related to acquisitions completed prior to fiscal year 2010, including HPI, have been earned and paid through June 30, 2010, and were recognized as additional goodwill.

4.	Goodwill and Intangible Assets

Intangible Assets

Intangible assets consist of the following (in thousands):

	June 30, 2010			June 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortized intangible assets:
Internally developed software	$16,094	$2,257	$13,837	$32,678	$16,794	$15,884
Purchased customer relationships	199,404	102,041	97,363	206,375	85,755	120,620
Purchased tradenames and trademarks	16,007	15,958	49	16,144	12,650	3,494
Purchased software and database technology	312,861	184,776	128,085	312,103	147,679	164,424
Other	5,269	161	5,108	781	36	745

	$549,635	$305,193	$244,442	$568,081	$262,914	$305,167

Intangible assets not subject to amortization:
Purchased tradenames and trademarks with indefinite lives	31,050	—	31,050	17,676	—	17,676

	$580,685	$305,193	$275,492	$585,757	$262,914	$322,843

Amortization of intangible assets totaled $67.2 million, $68.8 million and $77.7 million for the fiscal years ended June 30, 2010, 2009 and 2008, respectively. Estimated amortization expense related to intangible assets subject to amortization at June 30, 2010 for the next five years is as follows (in thousands):

2011	$57,234
2012	47,599
2013	37,784
2014	25,986
2015	20,164
Thereafter	55,675

Total	$244,442

Goodwill

The following table summarizes the activity in goodwill for the fiscal year ended June 30, 2010 and June 30, 2009 (in thousands):

	Balance at Beginning of Year	Current Year Acquisitions	Other (1)	Foreign Currency Translation Effect	Balance at End of Year
Year Ended June 30, 2010:
EMEA	$560,490	$86,961	$1,853	$(104,170)	$545,134
Americas	90,609	—	10	(44)	90,575

Total	$651,099	$86,961	$1,863	$(104,214)	$635,709

Year Ended June 30, 2009:
EMEA	$557,084	$66,285	$—	$(62,879)	$560,490
Americas	89,014	1,850	67	(322)	90,609

Total	$646,098	$68,135	$67	$(63,201)	$651,099

(1)	Primarily represents the payment of the initial £1.2 million ($1.9 million) contingent cash payment to the sellers of HPI.

We have not recognized any goodwill impairment losses to date.

5.	Restructuring Initiatives

The objectives of our restructuring initiatives have been to eliminate waste and improve operational efficiencies. The restructuring reserves are included in accrued expenses and other current liabilities and in other noncurrent liabilities in the accompanying consolidated balance sheets. All amounts incurred in connection with our restructuring activities are recorded in restructuring charges, asset impairments and other costs associated with exit or disposal activities in the accompanying consolidated statements of operations.

The following table summarizes the activity in the restructuring reserves for fiscal years 2010 and 2009 (in thousands):

	Employee Termination Benefits	Lease-Related Charges	Other Charges	Total
Balance at June 30, 2008	$11,953	$2,609	$—	$14,562
Restructuring charges	4,516	—	—	4,516
Cash payments	(7,440)	(531)	—	(7,971)
Other (1)	849	—	—	849
Effect of foreign exchange	(990)	—	—	(990)

Balance at June 30, 2009	8,888	2,078	—	10,966

Restructuring charges	(486)	2,939	1,983	4,436
Cash payments	(6,441)	(2,001)	(226)	(8,668)
Other (1)	—	1,701	39	1,740
Effect of foreign exchange	(110)	—	—	(110)

Balance at June 30, 2010	$1,851	$4,717	$1,796	$8,364

(1)	Primarily represents the reclassification of an existing unfavorable lease liability.

In April 2009, we initiated a restructuring plan in our Americas segment (the “Americas 2009 Restructuring Plan”). The primary objective of the Americas 2009 Restructuring Plan was the relocation of certain business delivery and general and administrative functions to our corporate headquarters in San Diego, California, the relocation of certain business delivery functions to San Diego and Mexico, and the closure of our facility in San Ramon, California. Under the Americas 2009 Restructuring Plan, we anticipate terminating approximately 124 employees and incurring expenses related to termination benefits of approximately $3.2 million, of which $0.2 million remains unpaid at June 30, 2010. The remaining unpaid termination benefits under the Americas 2009 Restructuring Plan are expected to be paid in fiscal year 2011. Additionally, in December 2009, we vacated our leased facility in San Ramon and, as a result, incurred net charges of $2.9 million for the fiscal year ended June 30, 2010 representing the remaining lease obligations, net of estimated future sublease income. At June 30, 2010, the remaining lease-related restructuring liability under the Americas 2009 Restructuring Plan was $2.8 million, which we will pay through July 2013. We also incurred charges of $1.9 million during the fiscal year ended June 30, 2010 related to a vendor contract that, as a result of the implementation of the Americas 2009 Restructuring Plan, we do not expect to provide a future economic benefit. At June 30, 2010, the remaining liability under the vendor contract was $1.7 million, which we will pay through fiscal year 2014.

In June 2008, we initiated a restructuring plan in our EMEA segment (the “EMEA 2008 Restructuring Plan”), the objective of which to create a more efficient and flexible employee workforce. Under the EMEA 2008 Restructuring Plan, we terminated approximately 64 employees and incurred termination benefits of approximately $8.3 million, of which $1.2 million remains unpaid at June 30, 2010. We expect to pay the remaining unpaid termination benefits under the EMEA 2008 Restructuring Plan through fiscal year 2011. Of the termination benefits incurred under the EMEA 2008 Restructuring Plan, approximately $0.8 million resulted from the termination of 14 employees in connection with an acquisition and, accordingly, was recorded as a component of goodwill as of the acquisition date. During the fiscal year ended June 30, 2010, we reversed approximately $2.3 million of previously accrued restructuring charges related to the EMEA 2008 Restructuring Plan as a result of the completion of restructuring actions under the plan.

In fiscal year 2007, we initiated restructuring plans in our Americas and EMEA segments (the “2007 Restructuring Plans”). Under the 2007 Restructuring Plans, as of June 30, 2010, we have a remaining lease-related restructuring liability of $1.8 million, which we will pay through July 2013, and employee termination benefits of $0.3 million, which will we will pay in fiscal year 2011.

The following table summarizes restructuring charges, asset impairments and other costs associated with exit or disposal activities for the periods presented (in thousands):

	Americas Restructuring 2009 Plan	Americas Restructuring 2008 Plan	EMEA Restructuring 2008 Plan	2007 Restructuring Plans	Other	Total
Fiscal Year Ended June 30, 2010:
Employee termination benefits	$1,793	$(2)	$(2,277)	$—	$—	$(486)
Lease-related charges	2,619	—	—	320	—	2,939
Other charges	1,983	—	—	—	—	1,983

Total restructuring charges	6,395	(2)	(2,277)	320	—	4,436
Asset impairment charges	1,149	—	—	—	—	1,149
Other costs associated with exit or disposal activities	—	—	—	—	325	325

Total restructuring charges, asset impairments, and other costs associated with exit or disposal activities	$7,544	$(2)	$(2,277)	$320	$325	$5,910

Fiscal Year Ended June 30, 2009:
Employee termination benefits	$1,503	$1,847	$—	$142	$—	$3,492

Total restructuring charges	1,503	1,847	—	142	—	3,492
Asset impairment charges	460	—	—	—	—	460

Total restructuring charges, asset impairments, and other costs associated with exit or disposal activities	$1,964	$1,847	$—	$142	$—	$3,952

Fiscal Year Ended June 30, 2008:
Employee termination benefits	$—	$1,751	$9,515	$1,672	$—	$12,938
Lease-related charges	—		—	348	—	348

Total restructuring charges, asset impairments, and other costs associated with exit or disposal activities	$—	$1,751	$9,515	$2,020	$—	$13,286

6.	Other Financial Statement Captions

Property and equipment

Property and equipment, net consists of the following (in thousands):

	June 30,
	2010	2009
Land and buildings	$16,826	$19,708
Machinery and equipment	3,409	3,672
Furniture and fixtures	4,225	5,005
Data processing equipment	23,502	19,153
Leasehold improvements	19,728	15,251
Software licenses	18,659	17,562
Capitalized leases of machinery and equipment	2,481	2,516

	88,830	82,867
Less: Accumulated depreciation	(35,575)	(32,083)

Property and equipment, net	$53,255	$50,784

Depreciation expense was $21.8 million, $17.3 million and $17.6 million for fiscal years 2010, 2009 and 2008, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consists of the following (in thousands):

	June 30,
	2010	2009
Accrued compensation	$36,177	$36,634
Accrued non-income based taxes	16,685	13,177
Customer deposits and advance payments	14,342	12,735
Accrued restructuring, net of noncurrent portion	4,339	8,403
Other	32,378	33,465

Accrued expenses and other current liabilities	$103,921	$104,414

Other (income) expense, net

Other (income) expense, net consists of the following (in thousands):

	Fiscal Years Ended June 30,
	2010	2009	2008
Interest income	$(1,880)	$(3,606)	$(3,656)
Net realized and unrealized gains on derivative instruments	—	(10,599)	(832)
Foreign exchange (gains) losses	5,844	(1,179)	(4,793)
Other	—	(272)	(237)

Other (income) expense, net	$3,964	$(15,656)	$(9,518)

7.	Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

	Fair Value at June 30, 2010	Fair Value Measurements at June 30, 2010 Using:
		Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$240,522	$240,522	$—	$—
Restricted cash (1)	5,409	5,409	—	—
Derivative financial instruments (2)	12,113	—	12,113	—
Accrued contingent purchase consideration (4)	732	—	—	732
Redeemable noncontrolling interests (3)	81,641	—	—	81,641

	Fair Value at June 30, 2009	Fair Value Measurements at June 30, 2009 Using:
		Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$223,420	$223,420	$—	$—
Short-term investments	11,941	11,941	—	—
Restricted cash (1)	3,448	3,448	—	—
Derivative financial instruments (2)	22,894	—	22,894	—
Redeemable noncontrolling interests	92,012	—	—	92,012

(1)	Included in other current assets and other noncurrent assets in the accompanying consolidated balance sheet. The restricted cash primarily relates to funds held in escrow for the benefit of customers, facility lease deposits and payments for business combinations that are held in escrow.
(2)	Included in other noncurrent liabilities in the accompanying consolidated balance sheet.
(3)	Does not include the redeemable noncontrolling interest of AUTOonline, which is not measured at fair value on a recurring basis.
(4)	Included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet.

Cash and cash equivalents and restricted cash. Our cash and cash equivalents, and restricted cash, primarily consist of bank deposits, money market funds and bank certificates of deposit. The fair value of the our cash and cash equivalents, short-term investments and restricted cash are determined using quoted market prices for identical assets (Level 1 inputs).

Derivative financial instruments. Our derivative financial instruments at June 30, 2010 and 2009 consisted entirely of interest rate swaps. We estimate the fair value of its interest rate swaps using industry standard valuation techniques to extrapolate future reset rates from period-end yield curves and standard valuation models based on a discounted cash flow model. Market-based observable inputs including spot and forward rates, volatilities and interest rate curves at observable intervals are used as inputs to the models (Level 2 inputs).

Accrued contingent purchase consideration. We accrue contingent future cash payments related to acquisitions completed in fiscal year 2010 at fair value as of the acquisition date and remeasure them at fair value at each reporting date. We estimate the fair value of future contingent purchase consideration based on the weighted probabilities of potential future payments that would be earned upon achievement by the acquired business of certain financial performance and product-related targets. We determined such probabilities using information as of the reporting date, including recent financial performance of the acquired business (Level 3 inputs). The fair value of accrued contingent purchase consideration did not change significantly during fiscal year 2010.

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

Under the market approach, fair value is determined based on multiples of revenues and earnings before interest, taxes, depreciation and amortization for each reporting unit. For our calculation, we determined the multiples based on a selection of comparable companies and acquisition transactions, discounted for each reporting unit to reflect the relative size, diversification and risk of the reporting unit in comparison to the indexed companies and transactions.

The following table summarizes the activity in redeemable noncontrolling interests which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Fiscal Year Ended June 30,
	2010	2009
Balance at beginning of period	$92,012	$95,000
Net income attributable to redeemable noncontrolling interests	5,853	5,492
Change in fair value	1,958	5,419
Dividends paid to noncontrolling owners	(3,276)	(3,539)
Effect of foreign exchange	(14,906)	(10,360)

Balance at end of period	$81,641	$92,012

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We performed our fiscal year 2010 annual goodwill and indefinite-lived intangible asset impairment assessment on April 1, 2010. We test goodwill for impairment at a reporting unit level and determine the fair value of our reporting units through an income approach and a market approach. We determine fair value of our indefinite-lived intangible assets at the unit of accounting level primarily under an income approach. The income approach used in each of the impairment assessments utilizes a discounted cash flow model. The market approach considers comparable companies and transactions.

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

Under the market approach, fair value is determined based on multiples of revenues and earnings before interest, taxes, depreciation and amortization for each reporting unit. For our calculation, we determined the multiples based on a selection of comparable companies and acquisition transactions, discounted for each reporting unit to reflect the relative size, diversification and risk of the reporting unit in comparison to the indexed companies and transactions.

In our annual goodwill and indefinite-lived intangible asset impairment assessments for fiscal year 2010, we concluded that the fair values of the reporting units to which goodwill was assigned and the fair value of our indefinite-lived intangible assets exceeded their respective carrying values and, accordingly, the assets were not impaired.

Fair Value of Other Financial Instruments

The carrying amounts of certain of our financial instruments, including accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short-term nature. The carrying amounts of our senior secured credit facility approximate fair value due to the facility’s variable interest rate. The estimated fair value of the note issued to the seller in connection with our acquisition of HPI was approximately $19.2 million and $20.1 million at June 30, 2010 and 2009, respectively, which was determined using a discounted cash flow model.

8.	Derivative Financial Instruments

In the normal course of business, we are exposed to interest rate changes and foreign currency fluctuations. We limit interest rate risks through the use of derivatives such as interest rate swaps. Derivatives are not used for speculative purposes. We do not hedge our exposure to foreign currency risks.

The following table summarizes the fair value of our derivative financial instruments, which are included in other noncurrent liabilities in the accompanying consolidated balance sheet (in thousands):

	June 30, 2010	June 30, 2009
U.S. dollar interest rate swaps	$7,672	$13,271
Euro interest rate swaps	4,441	9,623

Total	$12,113	$22,894

We designated and documented these interest rate swaps at their inception as cash flow hedges for floating rate debt and are evaluated for effectiveness quarterly. We report the effective portion of the gain or loss on these hedges as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassified them into earnings when the hedged transaction affects earnings. We recognize the ineffective portion of these cash flow hedges in interest expense. We determined the estimated fair values of our derivatives using industry standard valuation techniques and standard valuation models and such estimated fair values may not be representative of actual values that could have been realized or that will be realized in the future.

The following table summarizes our interest rate swaps as of June 30, 2010 (in thousands):

Type	Fixed Rate	Start Date of Swap	End Date of Swap	Notional Amount Outstanding
U.S. dollar interest rate swap	5.4450%	06/29/2007	6/30/2011	$50,000
U.S. dollar interest rate swap	5.4180%	06/29/2007	6/30/2011	$46,315
U.S. dollar interest rate swap	5.4450%	06/29/2007	6/30/2011	$75,000
Euro interest rate swap	4.6030%	06/29/2007	9/30/2010	€8,278
Euro interest rate swap	4.6790%	06/29/2007	6/30/2011	€42,737
Euro interest rate swap	4.6850%	06/29/2007	6/30/2011	€60,000

The following table summarizes the effect of the interest rate swaps on the consolidated statements of operations and accumulated other comprehensive income (loss) (“AOCI”) (in thousands):

Derivative Financial Instruments	Loss Recognized in AOCI on Derivatives (1)	Location of Loss Reclassified from AOCI into Income (1)	Loss Reclassified from AOCI into Income (1)	Location of Gain (Loss) Recognized in Income on Derivatives (2)	Gain (Loss) Recognized in Income on Derivatives (2)
Fiscal year Ended June 30, 2010:
U.S. dollar interest rate swaps	$(3,780)	Interest Expense	$(9,298)	Interest Expense	$(11)
Euro interest rate swaps	(1,856)	Interest Expense	(6,940)	Interest Expense	16

Total	$(5,636)		$(16,238)		$5

Fiscal Year Ended June 30, 2009:
U.S. dollar interest rate swaps	$(10,426)	Interest Expense	$(5,958)	Interest Expense	$(354)
Euro interest rate swaps	(14,356)	Interest Expense	(2,175)	Interest Expense	29

Total	$(24,782)		$(8,133)		$(325)

(1)	Effective portion.
(2)	Ineffective portion and amount excluded from effectiveness testing.

9.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30,
	2010	2009
Senior secured domestic term loan due May 2014	$214,260	$216,475
Senior secured european term loan due May 2014	312,245	363,020
Subordinated note payable due December 2011	16,955	18,585

Total debt	543,460	598,080
Less: Current portion	5,442	5,880

Long-term portion	$538,018	$592,200

Future minimum principal payments on our outstanding debt as of June 30, 2010 are as follows (in thousands):

2011	$5,442
2012	22,401
2013	5,444
2014	510,173

Total	$543,460

Senior Secured Credit Facilities

In May 2007, we entered into the Amended and Restated First Lien Credit and Guaranty Agreement with a syndicate of commercial lenders, which provides us with the following borrowing commitments: a $50 million senior secured revolving credit facility (the “Revolving Credit Facility”), a $230.0 million senior secured domestic term loan (the “Domestic Term Loan”) and a €280 million senior secured European term loan (the “European Term Loan”).

The Domestic Term Loan and European Term Loan require quarterly minimum principal payments with the remaining unpaid balance due in full in May 2014. Voluntary prepayments are allowed under specified conditions and mandatory prepayments and commitment reductions are required upon the occurrence of certain events, including, among others, sales of assets, receipts of insurance or condemnation proceeds, excess cash flow and issuances of debt and equity securities. Future quarterly minimum principal payments will be reduced upon a voluntary prepayment. Due to voluntary principal prepayments made during fiscal year 2008, the quarterly minimum principal payments on the Domestic Term Loan and European Term Loan decreased to $0.6 million and €0.7 million, respectively.

Borrowings under the Amended and Restated First Lien Credit and Guaranty Agreement bear interest, to be reset at our option, at a rate determined by the sole lead arranger of the syndicate of commercial lenders equal to the offer rate on dollars based on the British Bankers’ Association Settlement Rate for deposits or the offer rate on the Euro from the Banking Federation of the European Union. In the event such rates are not available, borrowings bear interest at the offered quotation rate to first class banks in the London inter-bank market or European inter-bank market by Citibank USA Inc. for deposits, respectively, in each case, plus an applicable margin that varies based upon our consolidated leverage ratio, as defined in the agreement. At June 30, 2010, the interest rates on the Domestic Term Loan and European Term Loan were 2.3% and 2.5%, respectively. Interest is payable quarterly.

The costs incurred in relation to the Amended and Restated First Lien Credit and Guaranty Agreement, which totaled $4.4 million, were deferred and are included in other noncurrent assets in the consolidated balance sheet. We amortize these debt origination fees to interest expense over the expected term of the Amended and Restated First Lien Credit and Guaranty Agreement using the straight line method.

The obligations under the Amended and Restated First Lien Credit and Guaranty Agreement are secured by substantially all of our assets. The Amended and Restated First Lien Credit and Guaranty Agreement contains certain covenants including, among others, requirements related to financial reporting, maintenance of operations, compliance with applicable laws and regulations, maintenance of interest rate protection and compliance with specified financial covenants, as well as restrictions related to liens, investments, business combinations, additional indebtedness, dispositions of assets or subsidiary interests, dividends, distributions, issuances of equity securities, transactions with affiliates, capital expenditures and certain other changes in the business. The Amended and Restated First Lien Credit and Guaranty Agreement also contains a leverage ratio, which is applicable only to the revolving loans and applies only if at least $10 million of revolving loans, including outstanding letters of credit, are outstanding for at least 10 days during the prior fiscal quarter. We are in compliance with its specified financial covenants at June 30, 2010.

Pursuant to agreements entered into prior to our acquisition of the Claim Services Group from Automatic Data Processing, Inc., the noncontrolling stockholders of certain of our majority-owned subsidiaries have the right to require us to redeem their shares at the then fair market value. We do not have any indication that the exercise of these redemption rights is probable within the next twelve months. Further, we do not believe the occurrence of conditions precedent to the exercise of certain of these redemption rights is probable within the next twelve months. If the stockholders exercised their redemption rights, we believe that we have sufficient liquidity to fund such redemptions but such redemptions may require a waiver under our senior secured credit facility. Obtaining such a waiver would be subject to conditions prevalent in the capital markets at that time, and could involve changes to the terms of our senior secured credit facility, including changes that could result in our incurring additional interest expense. If we were not able to obtain such a waiver, we could be in breach of our senior secured credit facility or in breach of our agreements with the noncontrolling stockholders.

We also have a Second Lien Credit and Guaranty Agreement with a syndicate of commercial lenders, which provides us with a commitment for an additional €165.0 million European term loan (the “European Second Lien Term Loan”).

Subordinated Note Payable

In connection with the acquisition of HPI in December 2008, we issued a subordinated note payable with a principal amount of £11.3 million ($17.0 million at June 30, 2010). The note accrues interest at 8.0% per annum, payable annually, and becomes due and payable in full on December 31, 2011, subject to certain acceleration events.

10.	Share-Based Compensation

During fiscal year 2010, we granted stock options and restricted stock units to our employees and members of our board of directors under our 2008 Omnibus Equity Incentive Plan (the “2008 Plan”), which was approved by our stockholders in November 2008. Stock options are granted at exercise prices equal to the fair market value of our common stock on the date of grant, generally vest ratably over four years and have a term of 7 years. Restricted stock unit grants generally vest ratably over four years. Upon stockholder approval of the 2008 Plan, we ceased granting awards under the 2007 Long-Term Equity Incentive Plan (the “2007 Plan”) and the remaining shares available for grant under the 2007 Plan were added to the shares authorized for grant under the 2008 Plan. Additionally, any awards previously granted under the 2007 Plan that expire unexercised or are forfeited are added to the shares authorized for grant under the 2008 Plan. At June 30, 2010, 10.9 million shares remain available for future grant of awards under the 2008 Plan.

We also have an employee stock purchase plan (“the ESPP”) that allows eligible employees to purchase shares of common stock at a price equal to 95% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period. We have reserved for issuance 1.5 million shares of our common stock under the ESPP. During fiscal years 2010 and 2009, we issued approximately 16,000 and 23,000 shares, respectively, of our common stock under the ESPP. At June 30, 2010, approximately 1.4 million shares remain available for future grant of awards under the ESPP.

In November 2006, we adopted the 2006 Securities Purchase Plan, under which and pursuant to securities purchase agreements, 24 employees purchased common equity interests that were converted into approximately 740,000 shares of our common stock. The shares of stock held by these employees remains subject to vesting over a five-year period, and unvested shares remain, under certain circumstances, subject to repurchase by us or by affiliates of GTCR Golder Rauner II, LLC. No additional equity will be issued under this plan.

Share-Based Award Activity

The following table summarizes restricted common shares subject to repurchase and restricted stock unit activity during fiscal year 2010 (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at June 30, 2009	657	$13.60
Granted	208	$31.90
Vested	(377)	$14.48
Forfeited	(34)	$19.42

Nonvested at June 30, 2010	454	$20.77

The following table summarizes stock option activity during fiscal year 2010:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2009	1,463	$23.06
Granted	768	$30.91
Exercised	(316)	$22.11
Canceled	(115)	$21.82

Outstanding at June 30, 2010	1,800	$26.65	7.0	$20,557

Exercisable at June 30, 2010	412	$23.10	7.4	$6,164

Of the stock options outstanding at June 30, 2010, approximately 1.7 million are vested and expected to vest.

Cash received from the exercise of stock options was $6.9 million during fiscal year 2010. The intrinsic value of stock options exercised during fiscal years 2010 and 2009 totaled $4.1 million and $0.8 million, respectively. The intrinsic value of stock options exercised during fiscal year 2008 was not significant.

Valuation of Share-Based Awards

We utilized the Black-Scholes option pricing model for estimating the grant date fair value of stock options with the following assumptions:

	Risk-Free Interest Rate	Expected Term (in years)	Weighted Average Expected Stock Price Volatility	Expected Dividend Yield	Weighted Average Per Share Grant Date Fair Value
Fiscal year 2010	2.2%	4.7	30%	0.9%	$8.22
Fiscal year 2009	3.2%	6.1	27%	—	$7.92
Fiscal year 2008	3.2%	6.1	27%	—	$9.03

We based the risk-free interest rates on the implied yield available on U.S. Treasury constant maturities in effect at the time of the grant with remaining terms equivalent to the respective expected terms of the options. Because we have a limited history of stock option exercises, we calculated the expected award life as the average of the contractual term and the vesting period. We determined the expected volatility based on a combination of implied market volatilities, our historical stock price volatility and other factors. The dividend yield is based on our quarterly dividend of $0.0625 per share declared and paid during the fiscal year ended June 30, 2010.

We based the fair value of restricted common shares subject to repurchase and restricted stock units on the market price of our common stock on the date of grant which approximates the intrinsic value.

Share-Based Compensation Expense

Share-based compensation expense, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations, was $9.6 million, $6.7 million and $4.8 million for fiscal years 2010, 2009 and 2008, respectively. At June 30, 2010, the estimated total remaining unamortized share-based compensation expense, net of forfeitures, was $19.5 million which is expected to be recognized over a weighted-average period of 2.6 years.

11.	Employee Benefit Plans

Defined Benefit Pension Plans

Our foreign subsidiaries sponsor various defined benefit pension plans and individual defined benefit arrangements covering certain eligible employees. The benefits under these pension plans are based on years of service and compensation levels. Funding is limited to statutory requirements. The measurement date for all plans is June 30 of each fiscal year.

The change in benefit obligations and plan assets as well as the funded status of our foreign pension plans were as follows (in thousands):

	June 30,
	2010	2009
Change in plan assets:
Fair value of plan assets—beginning of year	$70,976	$71,768
Actual return on plan assets	3,621	1,944
Employer contributions	3,319	3,681
Participant contributions	835	762
Benefits and expenses paid	(4,148)	(708)
Settlement	(3,080)	—
Foreign currency exchange rate changes	(6,076)	(6,471)

Fair value of plan assets—end of year	65,447	70,976

Change in benefit obligation:
Benefit obligation—beginning of year	$71,057	$76,920
Service cost	2,636	2,748
Interest cost	3,769	3,399
Participant contributions	835	762
Actuarial loss (gain)	12,851	(5,104)
Benefits and expenses paid	(4,148)	(708)
Settlement	(3,080)	—
Foreign currency exchange rate changes	(6,975)	(6,960)

Projected benefit obligation—end of year	$76,945	$71,057

Funded status—plan assets less benefit obligation	$(11,498)	$(81)
Unrecognized net actuarial (gain) loss due to experience different than assumed	—	—

Accrued pension liability	$(11,498)	$(81)

We recognized the following amounts in the consolidated balance sheets (in thousands):

	June 30,
	2010	2009
Noncurrent assets	$—	$2,271
Noncurrent liabilities	(11,498)	(2,352)

Net asset (obligation)	$(11,498)	$(81)

Recognized in accumulated other comprehensive income (loss) (in thousands):

	June 30,
	2010	2009
Net gain (loss)	$(2,418)	$9,511

Accumulated other comprehensive income (loss)	$(2,418)	$9,511

Changes recognized in accumulated other comprehensive income (loss) (in thousands):

	June 30,
	2010	2009
Actuarial gain (loss), net	$(12,014)	$4,065
Foreign currency exchange rate changes	412	(482)
Amounts recognized as components of period benefit cost:
Amortization or settlement recognition of net gain	(327)	(110)

Net gain (loss)	$(11,929)	$3,473

The accumulated benefit obligation for all defined benefit pension plans was $71.2 million and $66.4 million at June 30, 2010 and 2009, respectively.

Information for our pension plans with accumulated benefit obligations in excess of plan assets were as follows (in thousands):

	June 30,
	2010	2009
Projected benefit obligation	$76,945	$71,057
Accumulated benefit obligation	71,196	66,380
Fair value of plan assets	65,447	70,976

The components of net pension expense were as follows (in thousands):

	Fiscal Years Ended June 30,
	2010	2009	2008
Service cost—benefits earned during the period	$2,635	$2,748	$3,400
Interest cost on projected benefits	3,769	3,399	3,300
Expected return on plan assets	(2,784)	(2,982)	(3,000)
Amortization or settlement recognition of net gain	(327)	(109)	—

	$3,293	$3,056	$3,700

General assumptions used to determine the actuarial present value of benefit obligations were:

	Fiscal Years Ended June 30,
	2010	2009	2008
Discount rate	4.30%	5.36%	5.07%
Rate of compensation increase	2.15	2.13	2.19

General assumptions used to determine the net pension expense were:

	Fiscal Year Ended June 30,
	2010	2009	2008
Discount rate	5.36%	5.07%	4.22%
Expected long-term rate of return on assets	4.14	4.62	4.43
Rate of compensation increase	2.15	2.16	2.02

We base the discount rate upon published rates for high quality fixed income investments that produce cash flows that approximate the timing and amount of expected future benefit payments. We determine the weighted-average long-term expected rate of return on assets based on historical and expected future rates of return on plan assets considering the target asset mix and the long-term investment strategy.

The plan assets of the pension plans are the liability of insurance companies and benefit payments are fully insured. The insurance companies invest the plan assets in accordance with the terms of the insurance companies’ guidelines and we have no control over the investment decisions made by the insurance companies.

The fair values for the pension plans by asset category at June 30, 2010 are as follows (in thousands):

	Fair Value at June 30, 2010	% of Fair Value	Fair Value Measurements at June 30, 2010 Using:
			Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed income:
Insurance contracts	65,447	100%	—	65,447	—

We estimate the fair value of the insurance contracts based on contributions made, distributions to employees, and the rate of return on the plan assets as guaranteed by the insurance contracts.

The contributions for the fiscal years ended June 30, 2010, 2009 and 2008 were $3.3 million, $3.7 million and $4.1 million, respectively. The minimum required contributions and expected contributions to our pension plans are $2.9 million for fiscal year 2011.

Expected future benefit payments as of June 30, 2010 are as follows (in thousands):

2011	$3,111
2012	1,729
2013	2,185
2014	2,413
2015	2,685
2016 – 2020	16,636

The expected benefits to be paid are based on the same assumptions used to measure our pension plans’ benefit obligation at June 30, 2010 and include estimated future employee service.

Defined Contribution Retirement and Savings Plans

We have a qualifying 401(k) defined contribution plan that covers most of our domestic employees and provides matching contributions under various formulas. For the fiscal years ended June 30, 2010, 2009 and 2008, we incurred $1.2 million, $1.2 million and $1.4 million, respectively, in costs related to the 401(k) plan Company matching contributions.

Our foreign subsidiaries have defined contribution plans that cover certain international employees and provide matching contributions under various formulas. For the fiscal years ended June 30, 2010, 2009 and 2008, we incurred $4.4 million, $3.6 million and $3.3 million, respectively, in costs related to our foreign defined contribution plans Company matching contributions.

12. Related Party Transactions

Certain noncontrolling stockholders of our international subsidiaries are also commercial purchasers and users of our software and services. Revenue transactions with all of the individual noncontrolling stockholders in the aggregate represent less than 10% of consolidated revenue for fiscal years 2010 and 2009, respectively, and aggregate accounts receivable from the noncontrolling stockholders represent less than 10% of consolidated accounts receivable at June 30, 2010 and 2009, respectively. The corresponding amounts for fiscal year 2008 were less than 5%.

13. Income Taxes

The components of income (loss) before income taxes attributable to domestic and foreign operations are as follows (in thousands):

	Fiscal Years Ended June 30,
	2010	2009	2008
Domestic	$1,704	$6,568	$(19,821)
Foreign	124,638	86,233	61,997

	$126,342	$92,801	$42,176

The income tax provision by jurisdiction are as follows (in thousands):

	Fiscal Years Ended June 30,
	2010	2009	2008
Current:
Federal	$40	$60	$1,829
Foreign	37,530	34,117	25,698
State	796	1,100	2,193

Total current	38,366	35,277	29,720

Deferred:
Federal	—	—	17,501
Foreign	(6,195)	(9,109)	(11,767)
State	—	—	(348)

Total deferred	(6,195)	(9,109)	5,386

Total income tax provision	$32,171	$26,168	$35,106

A reconciliation between our effective tax rate on income before income tax provision and the U.S. federal statutory rate is as follows (amounts in thousands):

	Fiscal Years ended June 30,
	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax provision at U.S. statutory rate	$44,220	35.0%	$32,480	35.0%	$14,762	35.0%
(Increase) decrease in provision from:
State taxes, net of federal tax benefit	401	0.3%	506	0.5%	(64)	(0.2)%
Foreign tax rate differential	(18,772)	(14.9%)	(7,457)	(8.0%)	(2,312)	(5.5)%
Impact on deferred taxes due to increase (reduction) due to change in tax rate	1,491	1.2%	(147)	(0.2)%	(8,351)	(19.8)%
Change in valuation allowance	20,528	16.2%	(214)	(0.2)%	28,945	68.6%
Withholding taxes	1,498	1.2%	512	0.6%	1,872	4.4%
Stock-based compensation	646	0.5%	45	0.0%	561	1.3%
Dividend	9,704	7.7%	—	—	—	—
Foreign tax credits	(28,312)	(22.4)%	1,057	1.1%	—	—
Other	767	0.7%	(614)	(0.6)%	(307)	(0.6)%

Total income tax provision	$32,171	25.5%	$26,168	28.2%	$35,106	83.2%

The significant components of deferred income tax assets and liabilities are as follows (in thousands):

	June 30,
	2010	2009
Deferred income tax assets:
Accrued expenses not currently deductible	$14,977	$10,717
Depreciation and amortization	2,447	199
Net operating losses and tax credit carryforwards	22,535	29,700
Intangible assets	13,937	12,802
Foreign tax credits	24,001	2,150
Other	3,719	2,040

	81,616	57,608
Less: Valuation allowances	(68,665)	(51,228)

Deferred income tax assets, net	12,951	6,380

Deferred income tax liabilities:
Intangible assets	34,623	35,202
Other	7,527	4,516

Deferred income tax liabilities	42,150	39,718

Net deferred income tax liabilities	$(29,199)	$(33,338)

We have U.S. federal, state and foreign net operating loss carryforwards of approximately $3.3 million, $41.0 million and $77.3 million, respectively, at June 30, 2010. We also have U.S. federal and state research and development tax credit carryforwards of approximately $1.9 million and $4.1 million, respectively, and foreign tax credit carryforwards of $26.4 million at June 30, 2010. The U.S. federal, state and foreign net operating loss carryforwards begin to expire primarily in years 2026, 2012 and 2016, respectively. The U.S. federal and state research and development tax credit carryforwards begin to expire in 2026. The foreign tax credit carryforwards begin to expire in 2016.

Utilization of our U.S. federal and certain state net operating loss and tax credit carryovers may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carry-forwards before utilization.

We have recorded valuation allowances for deferred tax assets of $68.7 million and $51.2 million at June 30, 2010 and 2009, respectively. Depending upon future circumstances, if the valuation allowance is fully realized, up to $4.7 million could increase accumulated other comprehensive income (loss) and the remainder will reduce income tax expense.

The increase in the valuation allowance during fiscal year 2010 is primarily attributed to operating results, a material amount of originating U.S. foreign tax credits and certain intercompany distribution activities. We establish and maintain valuation allowances for deferred tax assets if it is more likely than not that the deferred tax assets will not be realized as an income tax benefit. We have considered the following possible sources of taxable income when assessing whether our deferred tax assets will be realized as an income tax benefit(s): (1) future reversals of existing taxable temporary differences; (2) taxable income in prior carryback years; (3) tax planning strategies; and (4) future taxable income exclusive of reversing temporary differences and carryforward.

It is difficult to rely on future taxable income as an indicator that a valuation allowance is not required when there is negative evidence, as is the case with our company, that a company has had cumulative losses in recent years. We accord significant weight to the existence of cumulative losses in recent years when assessing the evidence as to whether a valuation allowance is needed. We considered income forecasts in conjunction with other positive and negative evidence, including our current financial performance and our ongoing debt service costs pursuant to our senior secured credit facility. As a result, we determined that there was not sufficient positive evidence for us to conclude that it was “more-likely-than-not” that these deferred tax assets would be realized as an income tax benefit(s). Therefore, we have provided a full valuation allowance against our U.S. net deferred tax assets. We will undertake this assessment of our deferred tax assets in future periods.

Our results of operations may be impacted in the future by our inability to realize a tax benefit for future tax losses or for items that generate additional deferred tax assets. Our results of operations might be favorably impacted in the future by reversals of valuation allowances if we are able to demonstrate sufficient positive evidence that our deferred tax assets will more likely than not be realized as an income tax benefit(s).

We consider the undistributed earnings of our foreign subsidiaries as of June 30, 2010 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. During the fourth quarter of fiscal year 2010, we completed a one-time, non-recurring distribution of foreign earnings of approximately $24.5 million to the U.S. This distribution did not result in a U.S. federal income tax liability. Except for this distribution, we intend to continue to indefinitely reinvest our remaining undistributed foreign earnings. Our undistributed earnings in significant jurisdictions are approximately $366.0 million as of June 30, 2010. Upon distribution of those earnings in the form of dividends or otherwise, we could be subject to both U.S. income taxes and withholding taxes payable to various foreign countries. It is currently not practicable to compute the residual taxes due on such earnings.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows (in thousands):

	Fiscal Years Ended June 30,
	2010	2009	2008
Gross unrecognized tax benefits balance at beginning of period	$7,821	$17,298	$8,387
Increase related to prior year tax positions	78	231	4,126
Decrease related to prior year tax positions	(1,388)	(7,058)	—
Increase related to current year tax positions	1,384	3,122	4,785
Decrease related to settlements	(2,284)	—	—
Decrease related to lapse of statute of limitations	—	(5,772)	—

Gross unrecognized tax benefits balance at end of period	$5,611	7,821	17,298

We believe the amount of unrecognized tax benefits expected to be recognized in the next twelve months is not significant. Of the unrecognized tax benefits reflected above, we expected $10.8 million, $2.6 million, and $5.6 million to impact the effective tax rate for fiscal years 2008, 2009 and 2010, respectively.

We file U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. Pursuant to the terms of the acquisition agreements, the sellers in our business combinations have indemnified us for all tax liabilities related to the pre-acquisition periods. We are liable for any tax assessments for the post-acquisition periods for our U.S. and foreign jurisdictions.

We recognize interest accrued and penalties, if incurred, related to unrecognized tax benefits as a component of income tax expense. We had approximately $0.5 million and $0.3 million of accrued interest expense related to the unrecognized tax benefits for fiscal years 2009 and 2010. There was no accrued interest expense related to the unrecognized tax benefits for fiscal year 2008.

We are subject to taxation in various jurisdictions and as such under examination by certain tax authorities. The material jurisdictions that are subject to examination by tax authorities primarily include the United States, France, Germany, Spain, Switzerland and the United Kingdom, covering tax years 2005 through 2010.

Subsequent to the issuance of our consolidated financial statements for the fiscal year ended June 30, 2009, we discovered that, in connection with our determination of the valuation allowance to be provided against our Dutch fiscal unity tax group’s deferred tax assets, we did not consider the future reversal of our Dutch fiscal unity tax group’s deferred tax liabilities as a source of income. As a result, the valuation allowance provided against the deferred tax assets of our Dutch fiscal unity tax group was overstated. Accordingly, as described below, certain previously reported amounts included in our consolidated financial statements have been restated to reflect the correction of this error. We believe the effects of this error are not material to our previously issued consolidated financial statements. Our conclusion that the error was not material included an evaluation of both quantitative and qualitative factors as well as the guidance provided by SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.

	As Previously Reported	Adjustment	Adoption of New Accounting Pronouncement (Note 2)	As Adjusted
Balance Sheet as of June 30, 2009:
Income taxes payable	$17,462	$(1,464)	$—	$15,998
Noncurrent deferred income tax liabilities	53,965	(7,094)	—	46,871
Accumulated deficit	(52,332)	7,997	—	(44,335)
Accumulated other comprehensive income	6,319	561	(3,206)	3,674
Total Solera Holdings, Inc. stockholders’ equity	558,939	8,558	(81,611)	485,886
Total stockholders’ equity	558,939	8,558	(74,682)	492,815

Statement of Operations for the Fiscal Year Ended June 30, 2009:
Income tax provision	$26,650	$(482)	$—	$26,168
Net income	66,151	482	—	66,633
Net income attributable to Solera Holdings, Inc	57,825	482	—	58,307
Net income attributable to Solera Holdings, Inc per common share:
Basic	$0.86	$0.01	$(0.01)	$0.86
Diluted	$0.85	$0.01	$—	$0.86

Balance Sheet as of June 30, 2008:
Accumulated deficit	$(110,157)	$7,515	$—	$(102,642)
Accumulated other comprehensive income	65,565	1,560	(12,635)	54,490
Total Solera Holdings, Inc. stockholders’ equity	466,308	9,075	(85,624)	389,759
Total stockholders’ equity	466,308	9,075	(79,570)	395,813

Statement of Operations for the Fiscal Year Ended June 30, 2008:
Income tax provision	$34,335	$771	$—	$35,106
Net income (loss)	7,841	(771)	—	7,070
Net income (loss) attributable to Solera Holdings, Inc	598	(771)	—	(173)
Net income (loss) attributable to Solera Holdings, Inc per common share:
Basic	$0.01	$(0.01)	$—	$(0.00)
Diluted	$0.01	$(0.01)	$—	$(0.00)
Weighted average shares used in the calculation of net income attributable to Solera Holdings, Inc. per common share:
Diluted	64,737	(1,237)	—	63,500

Balance Sheet as of June 30, 2007:
Accumulated deficit	$(111,687)	$8,287	$—	$(103,400)
Accumulated other comprehensive income	7,022	113	—	7,135
Total Solera Holdings, Inc. stockholders’ equity	401,274	8,400	(72,784)	336,890
Total stockholders’ equity	401,274	8,400	(67,615)	342,059

14.	CONTRACTUAL COMMITMENTS AND CONTINGENCIES

Leases and Other Contractual Commitments

We lease office space and equipment under various operating and capital leases, and sublease certain excess office space. Additionally, we have contractual obligations under software license agreements and other purchase commitments. Total expense incurred under these agreements was approximately $16.4 million, $14.1 million and $14.5 million for the fiscal years ended June 30, 2010, 2009 and 2008, respectively. Sublease income recognized for the fiscal years ended June 30, 2010, 2009 and 2008 was $1.3 million, $1.3 million and $1.0 million, respectively. Obligations under capital leases totaled $3.4 million and $2.6 million at June 30, 2010 and 2009, respectively.

Future minimum contractual commitments and future committed sublease income at June 30, 2010 are as follows (in thousands):

	Commitments	Subleases
2011	$16,813	$1,170
2012	12,495	1,120
2013	8,729	654
2014	5,594	—
2015	5,120	—
Thereafter	5,634	—

Total	$54,385	$2,944

In addition to fixed rentals, certain leases require payment of maintenance and real estate taxes and contain escalation provisions based on future adjustments in price indices.

Contingencies

In the normal course of business, we are subject to various claims, charges and litigation. In particular, we have been the subject of allegations that our repair estimating and total loss software and services produced results that favored our insurance company customers, one of which is the subject of pending litigation. In addition, we are subject to assertions by our customers and strategic partners that we have not complied with the terms of our agreements with them or our agreements with them are not enforceable, some of which are the subject of pending litigation. We have and will continue to vigorously defend ourselves against these claims. We believe that final judgments, if any, which may be rendered against us in current litigation, are adequately reserved for, covered by insurance or would not have a material adverse effect on our financial position.

Guarantees

We have irrevocably and unconditionally guaranteed the subordinated note payable issued in the acquisition of HPI (Note 9). Additionally, in the normal course of business, we enter into contracts in which we makes representations and warranties that guarantee the performance of our products and services. Losses related to such guarantees were not significant during any of the periods presented.

15.	Segment and Geographic Information

Segment Information

We have aggregated our operating segments into the following two reportable segments, EMEA and Americas. The EMEA business unit encompasses our operations in Europe, the Middle East, Africa, Asia and Australia. The Americas business unit encompasses our operations in North America, and Central and South America. Our chief operating decision maker is our Chief Executive Officer. We evaluate the performance of our reportable segments based on revenues and adjusted EBITDA, a non-GAAP financial measure that represents

GAAP net income excluding interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, restructuring charges, asset impairments and other costs associated with exit or disposal activities, other (income) expense, and acquisition-related costs. We do not allocate certain costs, including costs related to our financing activities, business development and oversight, and tax, audit and other professional fees, to our reportable segments. Instead, we manage these costs at the Corporate level.

(in thousands)	EMEA	Americas	Corporate	Total
Fiscal Year Ended June 30, 2010
Revenues	$420,753	$210,595	$—	$631,348
Income (loss) before income tax provision and noncontrolling interests	131,863	61,626	(67,147)	126,342
Significant items included in income (loss) before income taxes and noncontrolling interests:
Depreciation and amortization	60,337	28,641	—	88,978
Interest expense	1,498	277	31,007	32,782
Other (income) expense—net	1,968	(118)	2,114	3,964
Total assets at end of period	1,054,573	261,659	40,421	1,356,653
Capital expenditures	12,990	9,554	—	22,544

Fiscal Year Ended June 30, 2009
Revenues	$351,741	$205,950	$—	$557,691
Income (loss) before income tax provision and noncontrolling interests	102,831	48,288	(58,318)	92,801
Significant items included in income (loss) before income taxes and noncontrolling interests:
Depreciation and amortization	54,240	31,897	9	86,146
Interest expense	767	285	37,513	38,565
Other (income) expense—net	(1,415)	(617)	(13,624)	(15,656)
Total assets at end of period	1,130,655	279,571	8,383	1,418,609
Capital expenditures	7,268	6,811	—	14,079

Fiscal Year Ended June 30, 2008
Revenues	$334,176	$205,677	$—	$539,853
Income (loss) before income taxes and noncontrolling interests	82,593	31,124	(71,541)	42,176
Significant items included in income (loss) before income taxes and noncontrolling interests:
Depreciation and amortization	57,524	37,742	—	95,266
Interest expense	60	302	45,368	45,730
Other (income) expense—net	(8,120)	(983)	(415)	(9,518)
Total assets at end of period	1,026,879	300,310	4,566	1,331,755
Capital expenditures	5,965	8,820	—	14,785

Geographic Information

Geographic revenue information is based on the location of the customer. No single country other than the United States, the United Kingdom, and Germany accounted for 10% or more of our consolidated revenue and/or property and equipment.

(in thousands)	Europe *	United States	United Kingdom	Germany	All Other	Total
Revenues:
Fiscal Year Ended June 30, 2010	$240,256	$140,607	$95,178	$73,854	$81,453	$631,348
Fiscal Year Ended June 30, 2009	206,957	145,898	70,368	55,384	79,084	557,691
Fiscal Year Ended June 30, 2008	203,773	147,875	57,819	52,450	77,936	539,853
Property and equipment, net:
At June 30, 2010	7,527	18,310	18,107	6,100	3,211	53,255
At June 30, 2009	3,245	20,160	13,865	7,963	5,551	50,784

*	Excludes the United Kingdom and Germany.

Concentration of Risks

We offer a broad range of services to a diverse group of customers throughout North, Central and South America, Europe, the Middle East, Africa and Asia. We perform periodic credit evaluations of its customers and monitor their financial condition and developing business news. No customers accounted for more than 10% of consolidated revenues or accounts receivable for any of the periods presented.

16.	Subsequent Events

On July 19, 2010, we announced that our board of directors approved the payment of a quarterly cash dividend of $0.075 per outstanding share of common stock and per outstanding restricted stock unit, payable on September 22, 2010 to stockholders and restricted stock unit holders of record at the close of business on September 9, 2010.

Quarterly Financial Results (Unaudited)

Summarized unaudited quarterly results of operations for the fiscal years ended June 30, 2010 and 2009 are as follows (amounts in thousands, except per share data):

Fiscal Year Ended June 30, 2010 (1)(2)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$150,769	$163,318	$162,542	$154,719
Cost of revenues (excluding depreciation and amortization)	49,619	52,568	48,991	47,600
Net income attributable to Solera Holdings, Inc.	$19,983	$23,278	$22,585	$18,586
Net income attributable to Solera Holdings Inc. per common share:
Basic	$0.29	$0.33	$0.32	$0.26
Diluted	$0.29	$0.33	$0.32	$0.26

Fiscal Year Ended June 30, 2009 (2)(3)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (4)
Revenues	$142,992	$131,301	$139,263	$144,135
Cost of revenues (excluding depreciation and amortization)	49,303	43,910	46,473	48,356
Net income attributable to Solera Holdings, Inc.	$14,347	$19,645	$11,987	$12,328
Net income attributable to Solera Holdings Inc. per common share:
Basic	$0.22	$0.29	$0.17	$0.18
Diluted	$0.22	$0.29	$0.17	$0.18

(1)	The results of operations of AUTOonline, GTLDATA and Market Scan, acquired in fiscal year 2010, are included from the respective dates of the acquisitions, which are not the first day of the applicable fiscal year.

(2)	Our business is subject to seasonal and other fluctuations. In particular, we have historically experienced higher revenues during the second quarter and third quarter versus the first quarter and fourth quarter during each fiscal year. This seasonality is caused primarily by more days of inclement weather during the second quarter and third quarter in most of our markets, which contributes to a greater number of vehicle accidents and damage during these periods. In addition, our business is subject to fluctuations caused by other factors, including the occurrence of extraordinary weather events and the timing of certain public holidays. For example, the Easter holiday occurs during the third quarter in certain fiscal years and occurs during the fourth quarter in other fiscal years, resulting in a change in the number of business days during the quarter in which the holiday occurs.
(3)	The results of operations of HPI, UCS and Inpart, acquired in fiscal year 2009, are included from the respective dates of the acquisitions, which are not the first day of the applicable fiscal year.
(4)	The results of operations for the fourth quarter of fiscal year 2009 reflect the correction of an immaterial error which is described in Note 13.
(a)	(2)

SOLERA HOLDINGS, INC.

Schedule II—Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Period	Net Additions Charged (Credited) to Expense	Deductions (1)	Other (2)	Balance at End of Period
Allowance for doubtful accounts:
Year Ended June 30, 2010	$2,344	$1,278	$(1,943)	392	$2,071
Year Ended June 30, 2009	$1,289	$1,549	$(1,118)	624	$2,344
Year Ended June 30, 2008	$1,170	$890	$(771)	—	$1,289

(1)	Deductions for allowance for doubtful accounts primarily consists of accounts receivable written-off, net of recoveries.
(2)	Represents balances acquired in connection with business combinations.

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to Solera Holdings, Inc.’s Form S-1/A filed with the SEC on May 9, 2007).

3.2*	Amended and Restated By-laws of the Registrant (filed as Exhibit 3.1 to Solera Holdings, Inc.’s Form 8-K filed with the SEC on November 18, 2008).

4.1*	Specimen Common Stock Certificate (filed as Exhibit 4.1 to Solera Holdings, Inc.’s Form S-1/A filed with the SEC on May 9, 2007).

4.2*	Registration Rights Agreement, dated as of April 1, 2005, by and among Solera Holdings, LLC, GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and each of the other Stockholders party thereto (filed as Exhibit 4.2 to Solera Holdings, Inc.’s Form S-1 filed with the SEC on February 12, 2007).

10.1*	Transaction Agreement, dated as of February 8, 2006, by and among Solera, Inc., Automatic Data Processing, Inc., ADP Atlantic Inc., ADP Nederland B.V., ADP International B.V., ADP Canada Co. and ADP Private Limited (filed as Exhibit 10.1 to Solera Holdings, Inc.’s Form S-1 filed with the SEC on February 12, 2007).

10.2*	Amendment No. 1 to Transaction Agreement, dated as of March 28, 2006, by and among Solera, Inc., Automatic Data Processing, Inc., ADP Atlantic Inc., ADP Nederland B.V., ADP International B.V., ADP Canada Co. and ADP Private Limited (filed as Exhibit 10.2 to Solera Holdings, Inc.’s Form S-1 filed with the SEC on February 12, 2007).

10.3*	Amendment No. 2 to Transaction Agreement, dated as of April 13, 2006, by and among Solera, Inc., Automatic Data Processing, Inc., ADP Atlantic Inc., ADP Nederland B.V., ADP International B.V., ADP Canada Co. and ADP Private Limited (filed as Exhibit 10.3 to Solera Holdings, Inc.’s Form S-1 filed with the SEC on February 12, 2007).

10.4*#	Solera Holdings, Inc. 2007 Long-Term Equity Incentive Plan (filed as Exhibit 10.5 to Solera Holdings, Inc.’s Form S-1/A filed with the SEC on May 9, 2007).

10.5*#	Form of Option Agreement issued under 2007 Long-Term Equity Incentive Plan (filed as Exhibit 10.6 to Solera Holdings, Inc.’s Form S-1/A filed with the SEC on April 30, 2007).

10.6*#	Solera Holdings, LLC 2006 Employee Securities Purchase Plan (filed as Exhibit 10.7 to Solera Holdings, Inc.’s Form S-1 filed with the SEC on February 12, 2007).

10.7*#	Solera Holdings, Inc. 2007 Employee Stock Purchase Plan (filed as Exhibit 10.8 to Solera Holdings, Inc.’s Form S-1/A filed with the SEC on May 9, 2007).

10.8*#	Form of Indemnification Agreement (filed as Exhibit 10.9 to Solera Holdings, Inc.’s Form S-1/A filed with the SEC on May 9, 2007).

10.9*#	Second Amended and Restated Senior Management Agreement, dated as of January 28, 2008, by and among Solera Holdings, Inc., Solera, Inc., Tony Aquila, Anthony Aquila 2007 Annuity Trust dated May 10, 2007, Shelly Renee Aquila and Shelly Renee Aquila 2007 Annuity Trust dated May 10, 2007 (filed as Exhibit 10.1 to Solera Holdings, Inc.’s Form 10-Q filed with the SEC on February 13, 2008).

10.10*	First Amended and Restated First Lien Credit and Guaranty Agreement, dated as of May 16, 2007, among Audatex North America, Inc., Solera Nederland Holding B.V., Audatex Holdings IV B.V., Audatex Holdings, LLC, the other Guarantors party thereto, Goldman Sachs Credit Partners L.P., Citigroup Global Markets, Inc., Citicorp USA, Inc. and the other Lenders party thereto (filed as Exhibit 10.1 to Solera Holdings, Inc.’s Form 10-Q filed with the SEC on June 25, 2007)

10.11*#	Management Agreement, dated as of December 31, 2007, by and among Solera Holdings, Inc., Solera, Inc. and Jason Brady (filed as Exhibit 10.17 to Solera Holdings, Inc.’s Form 10-K filed with the SEC on August 29, 2008).

Exhibit Number	Description
10.12*#	Solera Holdings, Inc. 2008 Omnibus Incentive Plan (filed as Appendix A to Solera Holdings, Inc.’s Definitive Proxy Statement filed with the SEC on August 29, 2008).

10.13*	Share Purchase Agreement among RAC plc, HPI Holding Limited and Solera Holdings, Inc. dated December 19, 2008 (filed as Exhibit 10.1 to Solera Holdings, Inc.’s Form 10-Q filed with the SEC on February 9, 2009).

10.14*	Share Purchase Agreement among ArgeMu Holding GmbH, a German limited liability company and an indirect wholly owned subsidiary of the registrant, Solera Holdings, Inc., “Cuss-GmbH” Computerunterstützte Sachverständigen Systeme, a German limited liability company, DEKRA Automobil GmbH, a German limited liability company, and AWG Abfallwirtschaftsgesellschaft mbH, a German limited liability company dated September 16/17, 2009 (filed as Exhibit 10.1 to Solera Holdings, Inc.’s Form 10-Q filed with the SEC on November 6, 2009).

10.15*#	Employment Offer Letter between Solera Holdings, Inc. and John J. Giamatteo dated January 13, 2010 (filed as Exhibit 10.1 to Solera Holdings, Inc.’s Form 10-Q filed with the SEC on May 7, 2010).

10.16#	Employment Agreement between Audatex (Schweiz) GmbH (formerly known as Audatex Holding GmbH) and Renato Giger dated December 11, 2006, as amended.

10.17#	Severance Agreement and Release between Solera Holdings, Inc. and Dudley Mendenhall dated July 2, 2010.

21.1	List of subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.
#	Management contract or compensatory plan or arrangement.