Form 10-Q
period 2010-09-30
SOLERA HOLDINGS, INC
filed 2010-11-04
CIK 1324245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-33461

Solera Holdings, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-1103816
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7 Village Circle, Suite 350 Westlake, Texas 76262	(858) 724-1600
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)

(Former name, former address and former fiscal year, if changed since last report.)

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

The number of shares outstanding of the issuer’s common stock as of November 1, 2010 was 70,247,813.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SOLERA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2010	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$284,434	$240,522
Short-term investments	18,010	—
Accounts receivable, net of allowance for doubtful accounts of $2,342 and $2,071 at September 30, 2010 and June 30, 2010, respectively	113,579	99,682
Other receivables	13,446	12,989
Other current assets	21,751	20,713
Deferred income tax assets	3,007	4,059

Total current assets	454,227	377,965
Property and equipment, net	56,661	53,255
Goodwill	693,909	635,709
Intangible assets, net	281,519	275,492
Other noncurrent assets	11,663	12,065
Noncurrent deferred income tax assets	2,198	2,167

Total assets	$1,500,177	$1,356,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,898	$25,420
Accrued expenses and other current liabilities	110,056	103,921
Income taxes payable	9,367	7,041
Deferred income tax liabilities	1,326	1,673
Current portion of long-term debt	5,813	5,442

Total current liabilities	157,460	143,497
Long-term debt	572,934	538,018
Other noncurrent liabilities	32,960	34,140
Noncurrent deferred income tax liabilities	35,211	33,752

Total liabilities	798,565	749,407
Redeemable noncontrolling interests	106,887	94,431
Stockholders’ equity:
Solera Holdings, Inc. stockholders’ equity:
Common shares, $0.01 par value: 150,000 shares authorized; 70,192 and 70,017 issued and outstanding as of September 30, 2010 and June 30, 2010, respectively	550,476	545,048
Retained earnings	46,389	22,550
Accumulated other comprehensive loss	(9,972)	(60,583)

Total Solera Holdings, Inc. stockholders’ equity	586,893	507,015
Noncontrolling interests	7,832	5,800

Total stockholders’ equity	594,725	512,815

Total liabilities and stockholders’ equity	$1,500,177	$1,356,653

See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2010	2009
Revenues	$158,908	$150,769

Cost of revenues:
Operating expenses	31,141	32,970
Systems development and programming costs	15,512	16,170

Total cost of revenues (excluding depreciation and amortization)	46,653	49,140
Selling, general and administrative expenses	41,826	38,815
Depreciation and amortization	19,552	21,635
Restructuring charges, asset impairments and other costs associated with exit or disposal activities	2,490	1,729
Acquisition and related costs	1,203	1,614
Interest expense	7,319	8,764
Other (income) expense, net	(675)	414

	118,368	122,111

Income before provision for income taxes	40,540	28,658
Income tax provision	8,602	6,531

Net income	31,938	22,127
Less: Net income attributable to noncontrolling interests	2,814	2,144

Net income attributable to Solera Holdings, Inc.	$29,124	$19,983

Net income attributable to Solera Holdings, Inc. per common share:
Basic	$0.41	$0.29

Diluted	$0.41	$0.29

Dividends paid per share	$0.08	$0.06

Weighted-average shares used in the calculation of net income attributable to Solera Holdings, Inc. per common share:
Basic	69,985	69,291

Diluted	70,273	69,358

See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$31,938	$22,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,552	21,635
Provision for doubtful accounts	491	218
Stock-based compensation	2,069	1,488
Deferred income taxes	(367)	(537)
Other	(201)	30
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Increase in accounts receivable	(6,498)	(4,334)
Increase in other assets	(895)	(2,265)
Decrease (increase) in accounts payable	2,974	(265)
Decrease in accrued expenses and other liabilities	(2,111)	(7,701)

Net cash provided by operating activities	46,952	30,396

Cash flows from investing activities:
Capital expenditures	(3,428)	(8,797)
Acquisitions and capitalization of intangible assets	(600)	(674)
Purchases of short-term investments	(18,010)	—
Decrease in restricted cash	3,105	1,277

Net cash used in investing activities	(18,933)	(8,194)

Cash flows from financing activities:
Payments of contingent purchase consideration	(66)	—
Principal payments on financed asset acquisitions	(601)	(883)
Repayments of long-term debt	(1,421)	(1,500)
Cash dividends paid on common shares and participating securities	(5,285)	(4,375)
Cash dividends paid to noncontrolling interests	—	(1,029)
Proceeds from stock purchase plan and exercise of stock options	3,501	670

Net cash used in financing activities	(3,872)	(7,117)

Effect of foreign currency exchange rate changes on cash and cash equivalents	19,765	8,268

Net change in cash and cash equivalents	43,912	23,353
Cash and cash equivalents, beginning of period	240,522	223,420

Cash and cash equivalents, end of period	$284,434	$246,773

Supplemental cash flow information:
Cash paid for interest	$8,578	$8,419
Cash paid for income taxes	$7,564	$12,865
Supplemental disclosure of non-cash investing and financing activities:
Capital assets financed	$2,192	$3,143

See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Description of Business

Solera Holdings, Inc. and subsidiaries (the “Company”, “Solera”, “we”, “us” or “our”) is a leading global provider of software and services to the automobile insurance claims processing industry. Our software and services help our customers: estimate the costs to repair damaged vehicles; determine pre-collision fair market values for vehicles damaged beyond repair; automate steps of the claims process; outsource steps of the claims process that insurance companies have historically performed internally; and monitor and manage their businesses through data reporting and analysis. We are active in over 50 countries and derive most of our revenues from our estimating and workflow software. Through our acquisitions of HPI, Ltd. (“HPI”) in December 2008 and AUTOonline GmbH In-formationssysteme (“AUTOonline”) in October 2009, we also provide used vehicle validation services in the United Kingdom and operate an eSalvage vehicle exchange platform in several European countries as well as Mexico and India.

Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”), and therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated financial statements for the periods presented reflect all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the fiscal year ended June 30, 2010, included in our Annual Report on Form 10-K filed with the SEC on September 2, 2010. Our operating results for the three month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for any future periods.

Principles of Consolidation

The unaudited condensed consolidated financial statements include our accounts and those of our wholly-owned and majority-owned subsidiaries. Our consolidated, majority-owned subsidiaries include AUTOonline, our subsidiaries located in Belgium, France, Portugal and Spain and certain of our subsidiaries in Mexico. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the accompanying unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from those estimates. The reported amounts of assets, liabilities, revenues and expenses are affected by estimates and assumptions which are used for, but not limited to, the accounting for sales allowances, allowance for doubtful accounts, fair value of derivatives, valuation of goodwill and intangible assets, amortization of intangibles, restructurings, liabilities under defined benefit plans, stock-based compensation, redeemable noncontrolling interests and income taxes. Actual results could differ from these estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation in the accompanying condensed consolidated statements of income. Specifically, certain expenses previously reported in operating expenses, systems development and programming costs and selling, general and administrative expenses have been reclassified and are now reported in acquisition and related costs.

Recently Adopted Accounting Pronouncements

In September 2009, the FASB reached a consensus on two new pronouncements: Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements, and ASU No. 2009-14, Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements. ASU No. 2009-13 eliminates the requirement that all undelivered elements must have either (i) vendor specific objective evidence (“VSOE”) or (ii) third-party evidence (“TPE”) of stand-alone selling price before an entity can recognize the portion of the consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU No. 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new pronouncements apply to revenue arrangements entered into or materially modified on or after July 1, 2010. Our adoption of these pronouncements in the first quarter of fiscal year 2011 did not have a significant impact on our consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued ASC Topic No. 810-10-05, Consolidation, which changes the approach to determining the primary beneficiary of a variable interest entity, and requires companies to more frequently assess whether they must consolidate variable interest entities. Our adoption of ASC No. 810-10-05 in the first quarter of fiscal year 2011 did not impact our consolidated financial position, results of operations or cash flows.

2. Net Income Attributable to Solera Holdings, Inc. Per Common Share

Our restricted common shares subject to repurchase and restricted stock units settled in shares of common stock upon vesting have the right to receive dividends on an equal basis with common stock and therefore are considered participating securities that must be included in the calculation of net income per share using the two-class method. Under the two-class method, basic and diluted net income per share is determined by calculating net income per share for common stock and participating securities based on the cash dividends paid and participation rights in undistributed earnings. Diluted net income per share also considers the dilutive effect of in-the-money stock options, calculated using the treasury stock method. Under the treasury stock method, the amount of assumed proceeds from unexercised stock options includes the amount of compensation cost attributable to future services not yet recognized, proceeds from the exercise of the options, and the incremental income tax benefit or liability as if the options were exercised during the period.

The computation of basic and diluted net income attributable to Solera Holdings, Inc. per common share using the two-class method is as follows for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,
	2010	2009
Basic net income attributable to Solera Holdings, Inc. per common share calculation
Net income attributable to Solera Holdings, Inc.	$29,124	$19,983
Less: Dividends paid and undistributed earnings allocated to participating securities	(166)	(188)

Net income attributable to common shares - basic	$28,958	$19,795

Weighted-average number of common shares	70,083	69,577
Less: Weighted-average common shares subject to repurchase	(98)	(286)

Weighted-average number of common shares used to compute basic net income attributable to Solera Holdings, Inc. per common share	69,985	69,291

Basic net income attributable to Solera Holdings, Inc. per common share	$0.41	$0.29

Diluted net income attributable to Solera Holdings, Inc. per common share calculation
Net income attributable to Solera Holdings, Inc.	$29,124	$19,983
Less: Dividends paid and undistributed earnings allocated to participating securities	(165)	(187)

Net income attributable to common shares - diluted	$28,959	$19,796

Weighted-average number of common shares used to compute basic net income attributable to Solera Holdings, Inc. per common share	69,985	69,291
Dilutive effect of options to purchase common stock	288	67

Weighted-average number of common shares used to compute diluted net income attributable to Solera Holdings, Inc. per common share	70,273	69,358

Diluted net income attributable to Solera Holdings, Inc. per common share	$0.41	$0.29

The following securities that could potentially dilute earnings per share in the future are not included in the determination of diluted net income attributable to Solera Holdings, Inc. per common share (in thousands):

	Three Months Ended September 30,
	2010	2009
Antidilutive options to purchase common stock	25	107

3. Contingent Purchase Consideration

In connection with business combinations completed in fiscal years 2010 and 2009, we may be required to make contingent cash payments through fiscal year 2014 subject to the achievement of certain financial performance and product-related targets. At September 30, 2010, the maximum aggregate amount of remaining contingent cash payments to be paid is $21.6 million, of which $14.0 million would be recognized as additional goodwill when paid, $0.7 million was accrued to goodwill at the acquisition date and the remaining $6.9 million is considered compensatory and is being charged against income as earned.

4. Goodwill and Intangible Assets

Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30, 2010			June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortized intangible assets:
Internally developed software	$18,246	$3,658	$14,588	$16,094	$2,257	$13,837
Purchased customer relationships	211,176	112,255	98,921	199,404	102,041	97,363
Purchased tradenames and trademarks	17,795	17,747	48	16,007	15,958	49
Purchased software and database technology	337,268	208,176	129,092	312,861	184,776	128,085
Other	5,811	496	5,315	5,269	161	5,108

	$590,296	$342,332	$247,964	$549,635	$305,193	$244,442

Intangible assets not subject to amortization:
Purchased tradenames and trademarks with indefinite lives	33,555	—	33,555	31,050	—	31,050

	$623,851	$342,332	$281,519	$580,685	$305,193	$275,492

Goodwill

The following table summarizes the activity in goodwill for the three months ended September 30, 2010 (in thousands):

	Balance at Beginning of Period	Foreign Currency Translation Effect	Balance at End of Period
EMEA(1)	$465,854	$48,261	$514,115
Americas(1)	169,855	9,939	179,794

Total	$635,709	$58,200	$693,909

(1)	As described further in Note 14, in the first quarter of fiscal year 2011, we transferred our Netherlands operating segment from our EMEA reportable segment to our Americas reportable segment. The balances presented above reflect the inclusion of our Netherlands operating segment in our Americas reportable segment for all periods.

5. Restructuring Initiatives and Other Exit and Disposal Activities

The objectives of our restructuring initiatives and other exit and disposal activities have primarily been to eliminate waste and improve operational efficiencies. The liabilities associated with our restructuring initiatives and other exit and disposal activities are included in accrued expenses and other current liabilities and in other noncurrent liabilities in the accompanying condensed consolidated balance sheets. We report all amounts incurred in connection with our restructuring initiatives and other exit and disposal activities in restructuring charges, asset impairments and other costs associated with exit or disposal activities in the accompanying condensed consolidated statements of income.

The following table summarizes the activity in the liabilities associated with our restructuring initiatives and other exit and disposal activities for the three months ended September 30, 2010 (in thousands):

	Employee Termination Benefits	Lease-Related Charges	Other Charges	Total
Balance at June 30, 2010	$1,851	$4,717	$1,796	$8,364
Restructuring charges, asset impairments and other costs associated with exit or disposal activities	491	1,224	775	2,490
Cash payments	(1,120)	(615)	(249)	(1,984)
Other	—	62	—	62
Effect of foreign exchange	110	—	—	110

Balance at September 30, 2010	$1,332	$5,388	$2,322	$9,042

In July 2010, we announced that we are relocating our corporate headquarters and global executive team from San Diego, California to the Dallas-Fort Worth, Texas metroplex (the “Corporate Relocation Plan”). The primary objectives of the Corporate Relocation Plan are to provide us with access to a broader employee recruitment pool; improved labor arbitrage and other cost efficiencies; and improved mobility and access to our markets around the world. The relocation is expected to improve the effectiveness of our senior management team and our operations, and result in long-term cost savings. Under the Corporate Relocation Plan, we anticipate incurring expenses of approximately $2.0 million, primarily consisting of relocation benefits paid to current employees, facility relocation costs and termination benefits for corporate employees that are not relocating. The expenses anticipated to be incurred under the Corporate Relocation Plan are expected to be paid through fiscal year 2012.

In July 2010, we initiated a restructuring plan in our Americas segment (the “Americas 2011 Restructuring Plan”). The primary objective of the Americas 2011 Restructuring Plan is to create more appropriate resource levels and efficiencies for various functional groups in our North American operations. Under the Americas 2011 Restructuring Plan, we anticipate terminating approximately 45 employees and incurring expenses related to termination benefits of approximately $2.4 million. The termination benefits under the Americas 2011 Restructuring Plan are expected to be paid during fiscal year 2011.

In prior fiscal years, we initiated restructuring plans in our Americas and EMEA segments (the “Prior Restructuring Plans”). Under the Prior Restructuring Plans, as of September 30, 2010, we have a remaining lease-related restructuring liability of $5.4 million, which we will pay through July 2013, a remaining liability related to a vendor contract of $1.7 million, which we will pay through fiscal year 2014, and employee termination benefits of $1.3 million, which will we will pay in fiscal year 2011.

The following table summarizes restructuring charges, asset impairments and other costs associated with exit or disposal activities for the periods indicated (in thousands):

	Corporate Relocation Plan	Americas 2011 Restructuring Plan	Prior Restructuring Plans	Total
Three Months Ended September 30, 2010:
Employee termination benefits	$188	$254	$49	$491
Lease-related charges	—	—	1,224	1,224
Other charges	775	—	—	775

Total restructuring charges, asset impairments, and other costs associated with exit or disposal activities	$963	$254	$1,273	$2,490

Three Months Ended September 30, 2009:
Employee termination benefits	$—	$—	$1,039	$1,039

Total restructuring charges	—	—	1,039	1,039
Asset impairment charges	—	—	690	690

Total restructuring charges, asset impairments, and other costs associated with exit or disposal activities	$—	$—	$1,729	$1,729

6. Stockholders’ Equity and Redeemable Noncontrolling Interests

The following table sets forth a reconciliation of stockholders’ equity and redeemable noncontrolling interests for the periods indicated (in thousands):

	Stockholders’ Equity Attributable to Solera Holdings, Inc.
				Accumulated	Total Solera
	Common Shares		Retained Earnings	Other Comprehensive Loss	Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares	Amount
Balance at June 30, 2010	70,017	$545,048	$22,550	$(60,583)	$507,015	$5,800	$512,815	$94,431
Components of comprehensive income:
Net income attributable to Solera Holdings, Inc. and noncontrolling interests	—	—	29,124	—	29,124	917	30,041	1,897
Foreign currency translation adjustments	—	—	—	48,265	48,265	503	48,768	11,029
Unrealized gain on derivative instruments, net of tax	—	—	—	2,346	2,346	—	2,346	—

Total comprehensive income					79,735	1,420	81,155	12,926

Stock-based compensation	—	2,069	—	—	2,069	—	2,069	—
Issuance of common shares under stock award plans, net	175	3,501	—	—	3,501	—	3,501	—
Dividends paid on common stock and participating securities	—	—	(5,285)	—	(5,285)	—	(5,285)	—
Revaluation of and additions to noncontrolling interests	—	(142)	—	—	(142)	612	(470)	470

Balance at September 30, 2010	70,192	$550,476	$46,389	$(9,972)	$586,893	$7,832	$594,725	$106,887

	Stockholders’ Equity Attributable to Solera Holdings, Inc.
			Accumulated Deficit	Accumulated Other Comprehensive Income	Total Solera Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Common Shares
	Shares	Amount
Balance at June 30, 2009	69,531	$526,547	$(44,335)	$3,674	$485,886	$6,929	$492,815	$92,012
Components of comprehensive income (loss):
Net income attributable to Solera Holdings, Inc. and noncontrolling interests	—	—	19,983	—	19,983	738	20,721	1,406
Foreign currency translation adjustments	—	—	—	13,032	13,032	84	13,116	3,498
Unrealized gain on derivative instruments, net of tax	—	—	—	505	505	—	505	—

Total comprehensive income (loss)					33,520	822	34,342	4,904

Stock-based compensation	—	1,488	—	—	1,488	—	1,488	—
Issuance of common shares under employee stock award plans, net	103	665	—	—	665	—	665	—
Dividends paid on common stock and participating securities	—	—	(4,375)	—	(4,375)	—	—	—
Dividends paid to noncontrolling owners	—	—	—	—	—	(1,029)	(1,029)	—
Revaluation of redeemable noncontrolling interests	—	1,346	—	—	1,346	—	1,346	(1,346)

Balance at September 30, 2009	69,634	$530,043	$(28,727)	$17,211	$518,527	$6,722	$525,249	$95,570

7. Comprehensive Income

Comprehensive income consists of the following for the periods indicated (in thousands):

	Three Months Ended September 30,
	2010	2009
Net income	$31,938	$22,127
Other comprehensive income:
Foreign currency translation adjustments	59,797	16,614
Unrealized gains on derivative financial instruments, net of tax	2,346	505

Total comprehensive income	94,081	39,246
Comprehensive income attributable to noncontrolling interests	14,346	5,726
Comprehensive income attributable to Solera Holdings, Inc.	$79,735	$33,520

The majority of our assets and liabilities, including goodwill, intangible assets and long-term debt, are carried in functional currencies other than the U.S. dollar, primarily the Euro. We translate our local currency assets and liabilities into U.S. dollars based on the exchange rate in effect at the end of the reporting period. These translations resulted in a foreign currency translation adjustment of $48.3 million during the three months ended September 30, 2010, which was caused by a weakening in the value of the U.S. dollar versus certain foreign currencies, including the Euro. Generally, the weakening of the U.S. dollar during the three months ended September 30, 2010 resulted in increases to the U.S. dollar value of certain of our assets and liabilities from June 30, 2010 to September 30, 2010, as presented in the accompanying condensed consolidated balance sheets, although the corresponding local currency balances may have decreased or remain unchanged.

8. Short-Term Investments

At September 30, 2010, we held short-term investments consisting of municipal and corporate variable rate demand notes of $18.0 million that we have classified as available for sale. We carry our variable rate demand notes at par. The interest rates on the variable rate demand notes reset weekly. Our municipal variable rate demand notes have a credit rating of a2 from Moody’s or A -1+ from Standard & Poor’s or better, provide us with the ability to put the notes to the remarketing or tender agent on demand for par plus accrued interest within at least one week, and are supported by letters of credit or standby purchase agreements from banks that we believe to be in good financial condition. Considering the put right, interest rate reset feature and nature of the security, the fair value of our variable rate demand notes approximate par value. Accordingly, we have no gross unrealized or realized gains or losses on these investments. The original stated contractual maturity dates of our variable rate demand notes range from 13 to 30 years.

9. Derivative Financial Instruments

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

The following table summarizes the fair value of our derivative financial instruments, which are included in other noncurrent liabilities in the accompanying condensed consolidated balance sheets (in thousands):

	September 30, 2010	June 30, 2010
U.S. dollar interest rate swaps	$6,085	$7,672
Euro interest rate swaps	3,484	4,441

Total	$9,569	$12,113

We designated and documented these interest rate swaps at their inception as cash flow hedges for floating rate debt. The swaps are evaluated for effectiveness quarterly. We report the effective portion of the gain or loss on these hedges as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassify them into earnings when the hedged transaction affects earnings. We recognize the ineffective portion of these cash flow hedges in interest expense. We determined the estimated fair values of our derivatives using industry standard valuation techniques and standard valuation models and such estimated fair values may not be representative of actual values that could have been realized or that will be realized in the future.

The following table summarizes the outstanding derivatives designated as cash flow hedges as of September 30, 2010 (notional amounts in thousands):

Type	Fixed Rate	Start Date of Swap	End Date of Swap	Notional Amount Outstanding
U.S. dollar interest rate swap	5.4450%	06/29/2007	6/30/2011	$50,000
U.S. dollar interest rate swap	5.4180%	06/29/2007	6/30/2011	$41,635
U.S. dollar interest rate swap	5.4450%	06/29/2007	6/30/2011	$75,000
Euro interest rate swap	4.6790%	06/29/2007	6/30/2011	€42,737
Euro interest rate swap	4.6850%	06/29/2007	6/30/2011	€60,000

The following table summarizes the effect of the interest rate swaps on the accompanying condensed consolidated statements of income and accumulated other comprehensive income (loss) (“AOCI”) for the periods indicated (in thousands):

Derivative Financial Instruments	Loss Recognized in AOCI on Derivatives (1)	Location of Loss Reclassified from AOCI into Income (1)	Loss Reclassified from AOCI into Income (1)	Location of Gain (Loss) Recognized in Income on Derivatives (2)	Gain (Loss) Recognized in Income on Derivatives (2)
Three Months Ended September 30, 2010:
U.S. dollar interest rate swaps	$(580)	Interest Expense	$(2,147)	Interest Expense	$20
Euro interest rate swaps	(443)	Interest Expense	(1,425)	Interest Expense	(36)

Total	$(1,023)		$(3,572)		$(16)

Three Months Ended September 30, 2009:
U.S. dollar interest rate swaps	$(1,762)	Interest Expense	$(2,314)	Interest Expense	$36
Euro interest rate swaps	(1,791)	Interest Expense	(1,744)	Interest Expense	16

Total	$(3,553)		$(4,058)		$52

(1)	Effective portion.
(2)	Ineffective portion and amount excluded from effectiveness testing.

10. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements at September 30, 2010 Using:
	Fair Value at September 30, 2010	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$284,434	$284,434	$—	$—
Short-term investments	18,010	—	18,010	—
Restricted cash (1)	2,724	2,724	—	—
Derivative financial instruments (2)	9,569	—	9,569	—
Accrued contingent purchase consideration (3)	749	—	—	749
Redeemable noncontrolling interests (4)	91,049	—	—	91,049

		Fair Value Measurements at June 30, 2010 Using:
	Fair Value at June 30, 2010	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$240,522	$240,522	$—	$—
Restricted cash (1)	5,409	5,409	—	—
Derivative financial instruments (2)	12,113	—	12,113	—
Accrued contingent purchase consideration (3)	732	—	—	732
Redeemable noncontrolling interests (4)	81,641	—	—	81,641

(1)	Included in other current assets and other noncurrent assets in the accompanying condensed consolidated balance sheets.
(2)	Included in other noncurrent liabilities in the accompanying condensed consolidated balance sheets.
(3)	Included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.
(4)	Does not include the redeemable noncontrolling interest of AUTOonline, which is not measured at fair value on a recurring basis because it is redeemable at ten times AUTOonline’s consolidated earnings before interest expense, income tax expense, depreciation and amortization which is not necessarily indicative of fair value.

Cash and cash equivalents and restricted cash. Our cash and cash equivalents and restricted cash primarily consist of bank deposits, money market funds and bank certificates of deposit. The fair value of our cash and cash equivalents and restricted cash are determined using quoted market prices for identical assets (Level 1 inputs).

Short-term investments. Our short-term investments consist of municipal and corporate variable rate demand notes. These securities have a structure that implies a standard expected market price which, based on the frequent interest rate resets, is expected to be par. These securities are priced at the expected market price (Level 2 inputs).

Derivative financial instruments. Our derivative financial instruments consist entirely of interest rate swaps. We estimate the fair value of our interest rate swaps using industry standard valuation techniques to extrapolate future reset rates from period-end yield curves and standard valuation models based on a discounted cash flow model. Market-based observable inputs including spot and forward rates, volatilities and interest rate curves at observable intervals are used as inputs to the models (Level 2 inputs).

Accrued contingent purchase consideration. We accrue contingent future cash payments related to acquisitions completed after June 30, 2009 at fair value as of the acquisition date and remeasure them at fair value at each reporting date. We estimate the fair value of future contingent purchase consideration based on the weighted probabilities of potential future payments that would be earned upon achievement by the acquired business of certain financial performance and product-related targets. We determined such probabilities using information as of the reporting date, including recent financial performance of the acquired business (Level 3 inputs). The change in accrued contingent purchase consideration during the first quarter of fiscal year 2011 resulted from cash payments to the sellers and the effect of fluctuations in foreign currency exchange rates.

Redeemable noncontrolling interests. We estimate the fair value of our redeemable noncontrolling interests through an income approach, utilizing a discounted cash flow model, and a market approach, which considers comparable companies and transactions (Level 3 inputs).

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

The following table summarizes the activity in redeemable noncontrolling interests which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated (in thousands):

	Three Months Ended September 30,
	2010	2009
Balance at beginning of period	$81,641	$92,012
Net income attributable to redeemable noncontrolling interests	1,503	1,406
Change in fair value	(1,555)	(1,346)
Effect of foreign exchange	9,460	3,498

Balance at end of period	$91,049	$95,570

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

No assets or liabilities were required to be measured at fair value on a nonrecurring basis during the three months ended September 30, 2010.

Fair Value of Other Financial Instruments

	Carrying Value at September 30, 2010	Fair Value at September 30, 2010
Senior secured domestic term loan	$213,707	$213,707
Senior secured European term loan	347,255	347,255
Subordinated note payable	17,785	20,424

Total debt	$578,747	$581,386

	Carrying Value at June 30, 2010	Fair Value at June 30, 2010
Senior secured domestic term loan	$214,260	$214,260
Senior secured European term loan	312,245	312,245
Subordinated note payable	16,955	19,233

Total debt	$543,460	$545,738

The carrying value of our senior secured credit facility approximates fair value due to the facility’s variable interest rate. The estimated fair value of the subordinated note payable issued to the seller in connection with our acquisition of HPI was determined using a discounted cash flow model.

11. Share-based Compensation

Share-Based Award Activity

The following table summarizes restricted stock award and restricted stock unit activity during the three months ended September 30, 2010 (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at June 30, 2010	454	$20.77
Granted	75	$39.43
Vested	(69)	$17.77
Forfeited	(65)	$26.58

Nonvested at September 30, 2010	395	$24.66

The following table summarizes stock option activity during the three months ended September 30, 2010 (shares in thousands):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2010	1,800	$26.65
Granted	102	$39.45
Exercised	(152)	$23.88
Canceled	(186)	$28.40

Outstanding at September 30, 2010	1,564	$27.57	6.73	$24,791

Exercisable at September 30, 2010	467	$24.66	6.85	$8,703

Of the stock options outstanding at September 30, 2010, approximately 1.5 million are vested or expected to vest.

Cash received from the exercise of stock options was $3.5 million during the three months ended September 30, 2010. The intrinsic value of stock options exercised during the three months ended September 30, 2010 and 2009 totaled $2.6 million and $0.3 million, respectively.

Valuation of Share-Based Awards

We estimated the grant date fair value of stock options granted during the periods indicated utilizing the Black-Scholes option pricing model with the following assumptions:

	Risk-Free Interest Rate	Expected Term (in years)	Weighted Average Expected Stock Price Volatility	Expected Dividend Yield	Weighted Average Per Share Grant Date Fair Value
Three Months Ended September 30, 2010	1.4%	4.6	33%	0.8%	$10.95
Three Months Ended September 30, 2009	2.3%	4.7	29%	1.0%	$6.69

We based the risk-free interest rates on the implied yield available on U.S. Treasury constant maturities in effect at the time of the grant with remaining terms equivalent to the respective expected terms of the options. Because we have a limited history of stock option exercises, we calculated the expected award life as the average of the contractual term and the vesting period. We determined the expected volatility based on a combination of implied market volatilities, our historical stock price volatility and other factors. The dividend yield is based on our quarterly dividend of $0.075 per share declared and paid during the three months ended September 30, 2010.

We based the fair value of restricted common shares subject to repurchase and restricted stock units on the market price of our common stock on the date of grant which approximates the intrinsic value.

Share-Based Compensation Expense

Share-based compensation expense, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income, was $2.1 million and $1.5 million for the three months ended September 30, 2010 and 2009, respectively. At September 30, 2010, the estimated total remaining unamortized compensation expense, net of forfeitures, associated with share-based awards was $18.4 million, which we expect to recognize over a weighted-average period of 2.7 years.

12. Defined Benefit Pension Plans

Our foreign subsidiaries sponsor various defined benefit pension plans and individual defined benefit arrangements covering certain eligible employees. We base the benefits under these pension plans on years of service and compensation levels. Funding is limited to statutory requirements.

The components of net pension expense were as follows for the periods indicated (in thousands):

	Three Months Ended September 30,
	2010	2009
Service cost — benefits earned during the period	$757	$673
Interest cost on projected benefits	880	973
Expected return on plan assets	(608)	(727)
Amortization of gain	—	(71)

Net pension expense	$1,029	$848

13. Provision For Income Taxes

We recorded an income tax provision of $8.6 million and $6.5 million for the three months ended September 30, 2010 and 2009, respectively. The expected tax provision derived from applying the U.S. federal statutory rate to our income before income tax provision for the three months ended September 30, 2010 differed from our recorded income tax provision primarily due to higher earnings in jurisdictions with lower income tax rates which are indefinitely reinvested. We could recognize future tax benefits in the near term as a result of contemplated releases of the U.S. valuation allowance from utilization of foreign tax credits and other U.S. deferred tax assets. These benefits are partially offset by foreign valuation allowances and withholding taxes.

The income tax provision for the three months ended September 30, 2010 reflects the impact of the expiration of certain U.S. tax laws related to the taxation of foreign earnings, although such impact has been mitigated by the utilization of foreign tax credits which were previously reserved with a valuation allowance. If these tax laws are not extended, there may be an adverse impact on our effective income tax rate in the near future.

Gross unrecognized tax benefits as of September 30, 2010 and June 30, 2010 are $5.5 million and $5.6 million, respectively. No significant interest and penalties have been accrued during fiscal year 2011. Pursuant to the terms of the acquisition agreements, the sellers in our business combinations have indemnified us for all tax liabilities related to the pre-acquisition periods. We are liable for any tax assessments for the post-acquisition periods for our U.S. and foreign jurisdictions. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next twelve months.

14. Segment and Geographic Information

We have aggregated our operating segments into two reportable segments: EMEA and Americas. In the first quarter of fiscal year 2011, we announced the formation of the Highly Established Market Initiatives Region (“HEMI Region”), which aligns our operations in the United States, Canada and the Netherlands. Each country in the HEMI Region represents a large, well-established market, and the alignment of these three markets will enable them to better leverage their collective resources and cross-pollinate products and services in order to grow the region.

As a result of the creation of the HEMI Region, we transferred our Netherlands operating segment from our EMEA reportable segment to our Americas reportable segment. Accordingly, our EMEA reportable segment encompasses our operations in Europe (excluding the Netherlands), the Middle East, Africa, Asia and Australia, while our Americas reportable segment encompasses our operations in North, Central and South America as well as the Netherlands. All prior period segment information has been restated to conform to the current presentation.

Our chief operating decision maker is our Chief Executive Officer. We evaluate the performance of our reportable segments based on revenues and adjusted EBITDA, a non-GAAP financial measure that represents GAAP net income excluding interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, restructuring charges, asset impairments and other costs associated with exit or disposal activities, acquisition and related costs, and other (income) expense. We do not allocate certain costs, including costs related to our financing activities, business development and oversight, and tax, audit and other professional fees, to our reportable segments. Instead, we manage these costs at the Corporate level.

(in thousands)	EMEA	Americas	Corporate	Total
Three Months Ended September 30, 2010:
Revenues	$89,858	$69,050	$—	$158,908
Income (loss) before provision for income taxes	30,521	25,817	(15,798)	40,540
Three Months Ended September 30, 2009:
Revenues	$84,301	$66,468	$—	$150,769
Income (loss) before provision for income taxes	25,413	20,057	(16,812)	28,658

Total assets as of September 30, 2010	$1,043,067	$411,740	$45,370	$1,500,177
Total assets as of June 30, 2010	931,835	384,397	40,421	1,356,653

Geographic revenue information is based on the location of the customer and was as follows for the periods presented (in thousands):

	Europe *	United States	United Kingdom	Germany	All Other	Total
Three Months Ended September 30, 2010	$58,436	$35,459	$23,898	$18,709	$22,406	$158,908
Three Months Ended September 30, 2009	57,498	35,097	24,007	14,882	19,285	150,769

*	Excludes the United Kingdom and Germany.

15. Subsequent Events

On November 3, 2010, we announced that the Audit Committee of our Board of Directors approved the payment of a quarterly cash dividend of $0.075 per outstanding share of common stock and per outstanding restricted stock unit. The Audit Committee has also approved a quarterly stock dividend equivalent of $0.075 per outstanding restricted stock unit granted to certain of our executive officers during fiscal year 2011 in lieu of the cash dividend, which dividend equivalent will be paid to the restricted stock unit holders as the restricted stock unit vests. The dividends are payable on December 3, 2010 to stockholders and restricted stock unit holders of record at the close of business on November 17, 2010.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE

SECURITIES LITIGATION REFORM ACT OF 1995

This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are identified by the use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project” and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies and include, but are not limited to, statements about: increase in customer demand for our software and services; growth rates for the automobile insurance claims industry; growth rates for vehicle purchases; customer adoption rates for automated claims processing software and services; increases in customer spending on automated claims processing software and services; efficiencies resulting from automated claims processing; development or acquisition of claims processing products and services in areas other than automobile insurance; our relationship with insurance company customers as they continue global expansion; revenue growth resulting from the launch of new software and services; improvements in operating margins resulting from operational efficiency initiatives; increased utilization of our software and services resulting from increased severity; our expectations regarding the growth rates for vehicle insurance; changes in the amount of our existing unrecognized tax benefits; our revenue mix; our income taxes; restructuring plans, potential restructuring charges and their impact on our revenues; our operating expense growth and operating expenses as a percentage of our revenues; stability of our development and programming costs; growth of our selling, general and administrative expenses; decrease of total depreciation and amortization expense; decrease in interest expense and possible impact of future foreign currency fluctuations; growth of our acquisition and related costs; timing of the possible release for the valuation on our U.S. deferred tax assets; our use of cash and liquidity position going forward; and cash needs to service our debt.

Actual results could differ materially from those projected, implied or anticipated by our forward-looking statements. Some of the factors that could cause actual results to differ include: those set forth in the sections titled “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere as described in this Quarterly Report on Form 10-Q. These factors include, but are not limited to: our reliance on a limited number of customers for a substantial portion of our revenues; effects of competition on our software and service pricing and our business; unpredictability and volatility of our operating results, which include the volatility associated with foreign currency exchange risks, our sales cycle, seasonality, changes in the amount of our income tax provision (benefit) or other factors; effects of the global economic downturn on demand for or utilization of our products and services; risks associated with and possible negative consequences of acquisitions, joint ventures, divestitures and similar transactions, including risks related to our ability to successfully integrate our acquired businesses; our ability to increase market share, successfully introduce new software and services and expand our operations to new geographic locations; time and expenses associated with customers switching from competitive software and services to our software and services; rapid technology changes in our industry; effects of changes in or violations by us or our customers of government regulations; costs and possible future losses or impairments relating to our acquisitions; use of cash to service our debt; country-specific risks associated with operating in multiple countries; damage to our business or reputation resulting from system failures, delays and other problems; and other factors that are described from time to time in our periodic filings with the Securities and Exchange Commission (“SEC”).

All forward-looking statements are qualified in their entirety by this cautionary statement, and we undertake no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2010 filed with the SEC on September 2, 2010. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

All percentage amounts and ratios were calculated using the underlying data in whole dollars and may reflect rounding adjustments. Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for any future period. We describe the effects on our results that are attributed to the change in foreign currency exchange rates by measuring the incremental difference between translating the current and prior period results at the monthly average rates for the same period from the prior year.

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

We serve over 75,000 customers and are active in more than 50 countries with approximately 2,200 employees. Our customers include more than 1,500 automobile insurance companies, 38,000 collision repair facilities, 7,500 independent assessors and 27,000 automotive recyclers and auto dealers. We derive revenues from many of the world’s largest automobile insurance companies, including eight of the ten largest automobile insurance companies in Europe and nine of the ten largest automobile insurance companies in North America.

Segments

We have aggregated our operating segments into two reportable segments: EMEA and Americas. In the first quarter of fiscal year 2011, we announced the creation of the Highly Established Market Initiatives Region (“HEMI Region”), which aligns our operations in the United States, Canada and the Netherlands. As a result of the creation of the HEMI Region, we transferred our Netherlands operating segment from our EMEA reportable segment to our Americas reportable segment. Accordingly, our EMEA reportable segment consists of our operations in Europe (excluding the Netherlands), the Middle East, Africa, Asia and Australia, while our Americas reportable segment consists of our operations in North, Central and South America as well as the Netherlands. All prior period segment information has been restated to conform to the current presentation.

We evaluate the performance of our reportable segments based on revenues and adjusted EBITDA, a non-GAAP financial measure that represents GAAP net income excluding interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, restructuring charges, asset impairments and other costs associated with exit or disposal activities, acquisition and related costs, and other (income) expense. We do not allocate certain costs to reportable segments, including costs related to our financing activities, business development and oversight, and tax, audit and other professional fees, to our reportable segments. Instead, we manage these costs at the Corporate level.

The table below sets forth our revenues by reportable segment and as a percentage of our total revenues for the periods indicated (dollars in millions):

	Three Months Ended September 30,
	2010		2009
EMEA	$89.9	56.6%	$84.3	55.9%
Americas	69.0	43.4	66.5	44.1

Total	$158.9	100.0%	$150.8	100.0%

Set forth below is our revenues from each of our principal customer categories and as a percentage of revenues for the periods indicated (dollars in millions):

	Three Months Ended September 30,
	2010		2009
Insurance companies	$64.1	40.3%	$59.7	39.6%
Collision repair facilities	55.7	35.0	53.9	35.7
Independent assessors	16.6	10.5	15.0	10.0
Automotive recyclers and others	22.5	14.2	22.2	14.7

Total	$158.9	100.0%	$150.8	100.0%

During the three months ended September 30, 2010, the United States, the United Kingdom and Germany were the only countries that individually represented more than 10% of total revenues.

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

Our core offering is our estimating and workflow software, which is used by our insurance company, collision repair facility and independent assessor customers, representing the majority of our revenues. Our salvage and recycling software, business intelligence and consulting services, vehicle data validation, salvage disposition and other offerings represent in the aggregate a smaller portion of our revenues. We believe that our estimating and workflow software will continue to represent a majority of our revenue for the foreseeable future.

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

Depreciation and amortization

Depreciation includes depreciation attributable to buildings, leasehold improvements, data processing and computer equipment, furniture and fixtures. Amortization includes amortization attributable to software purchases and software developed or obtained for internal use and our acquired intangible assets, the majority of which resulted from our acquisitions, particularly our acquisition of the Claims Services Group from Automated Data Processing, Inc. in 2006 (the “CSG Acquisition”).

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

Acquisition and related costs

Acquisition and related costs include legal and other professional fees and other transaction costs associated with completed and contemplated business combinations and asset acquisitions, costs associated with integrating acquired businesses, including costs incurred to eliminate workforce redundancies and for product rebranding, and other charges incurred as a direct result of our acquisition efforts. These other charges include changes to the fair value of contingent purchase consideration, acquired assets and assumed liabilities subsequent to the completion of the purchase price allocation: purchase consideration that is deemed to be compensatory in nature and gains and losses resulting from the settlement of a pre-existing contractual relationship with an acquiree as a result of the acquisition.

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

Foreign currency. During the three months ended September 30, 2010 and 2009, we generated approximately 78% and 77%, respectively, of our revenues and incurred a majority of our costs, in currencies other than the U.S. dollar, primarily the Euro. We translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period for our statement of income and certain components of stockholders’ equity and the exchange rate at the end of that period for the balance sheet. These translations resulted in a net foreign currency translation adjustment of $48.3 million and $13.0 million for the three months ended September 30, 2010 and 2009, respectively. These amounts are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

Exchange rates between most of the major foreign currencies we use to transact our business and the U.S. dollar have fluctuated significantly over the last few years and we expect that they will continue to fluctuate during the remainder of fiscal year 2011. The majority of our revenues and costs are denominated in Euros, Pound Sterling, Swiss francs, Canadian dollars and other international currencies. The following table provides the average quarterly exchange rates for the Euro and Pound Sterling since the beginning of fiscal year 2010:

Period	Average Euro-to- U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2009	1.43	1.64
Quarter ended December 31, 2009	1.48	1.63
Quarter ended March 31, 2010	1.39	1.56
Quarter ended June 30, 2010	1.28	1.49
Quarter ended September 30, 2010	1.29	1.55

During the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, the U.S. dollar strengthened against most major foreign currencies we use to transact our business. The average U.S. dollar strengthened versus the Euro by 9.7% and the Pound Sterling by 5.6%, which decreased our revenues and expenses for the three months ended September 30, 2010. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in a $6.2 million decrease or increase, as the case may be, to our revenues during the three months ended September 30, 2010.

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

•

Damaged vehicle repair costs. The cost to repair damaged vehicles, also known as severity, includes labor, parts and other related costs. Severity has steadily risen for a number of years. According to the Insurance Resource Council, the average severity per damaged vehicle in the United States rose by 18% from 2002 to 2006. More recently, the U.S. Bureau of Labor Statistics reported that the cost of motor vehicle body work for the twelve months ended April 2010 rose by 2.0% compared to the same prior year period. Insurance companies purchase our products and services to help standardize the cost of repair. Should the cost of labor, parts and other related items continue to increase over time, insurance companies may seek to purchase and utilize an increasing number of our products and services to help improve the standardization of the cost of repair.

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

Non-cash charges. We incurred pre-tax, non-cash share-based compensation charges of $2.1 million and $1.5 million during the three months ended September 30, 2010 and 2009, respectively. We expect to recognize additional pre-tax, non-cash share-based compensation charges related to share-based awards outstanding at September 30, 2010 of approximately $18.4 million ratably over the remaining weighted-average vesting period of 2.7 years.

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

Results of Operations

Our results of operations include the results of operations of acquired companies from the date of the respective acquisitions.

The table below sets forth statement of income data, including the amount and percentage changes for the periods indicated (dollars in millions):

	Three Months Ended September 30,		Change
	2010	2009	$	%
Revenues	$158.9	$150.8	$8.1	5.4%
Cost of revenues:
Operating expenses	31.1	33.0	(1.8)	(5.5)
Systems development and programming costs	15.5	16.2	(0.7)	(4.1)

Total cost of revenues (excluding depreciation and amortization)	46.7	49.1	(2.5)	(5.1)
Selling, general and administrative expenses	41.8	38.8	3.0	7.8
Depreciation and amortization	19.6	21.6	(2.1)	(9.6)
Restructuring charges, asset impairments and other costs associated with exit or disposal activities	2.5	1.7	0.8	44.0
Acquisition and related costs	1.2	1.6	(0.4)	(25.5)
Interest expense	7.3	8.8	(1.4)	(16.5)
Other (income) expense, net	(0.7)	0.4	(1.1)	(263.1)

Income before provision for income taxes	40.5	28.7	11.9	41.5
Income tax provision	8.6	6.5	2.1	31.7

Net income	31.9	22.1	9.8	44.3

Less: Net income attributable to noncontrolling interests	2.8	2.1	0.7	31.3

Net income attributable to Solera Holdings, Inc.	$29.1	$20.0	$9.1	45.7%

The table below sets forth our statement of income data expressed as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,
	2010	2009
Revenues	100.0%	100.0%
Cost of revenues:
Operating expenses	19.6	21.9
Systems development and programming costs	9.8	10.7

Total cost of revenues (excluding depreciation and amortization)	29.4	32.6
Selling, general & administrative expenses	26.3	25.7
Depreciation and amortization	12.3	14.3
Restructuring charges, asset impairments and other costs associated with exit or disposal activities	1.6	1.1
Acquisition and related costs	0.8	1.1
Interest expense	4.6	5.8
Other (income) expense, net	(0.4)	0.3

Income before provision for income taxes	25.5	19.0
Income tax provision	5.4	4.3

Net income	20.1	14.7
Less: Net income attributable to noncontrolling interests	1.8	1.4

Net income attributable to Solera Holdings, Inc.	18.3%	13.3%

Revenues

During the three months ended September 30, 2010, revenues increased $8.1 million, or 5.4%. After adjusting for changes in foreign currency exchange rates, revenues increased $15.9 million, or 10.5%, during the three months ended September 30, 2010 resulting from revenue contributions from AUTOonline of $8.1 million as well as growth in transaction and subscription revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

Our EMEA revenues increased $5.6 million, or 6.6%, to $89.9 million. After adjusting for changes in foreign currency exchange rates, EMEA revenues increased $12.8 million, or 15.2%, during the three months ended September 30, 2010 resulting from revenue contributions from AUTOonline of $8.1 million as well as growth in transaction and subscription revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

Our Americas revenues increased $2.5 million, or 3.9%, to $69.0 million. After adjusting for changes in foreign currency exchange rates, Americas revenues increased $3.1 million, or 4.6%, during the three months ended September 30, 2010 resulting from growth in transaction and subscription revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

Revenue growth (decline) for each of our customer categories was as follows (dollars in millions):

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009
Customer category	Revenue Growth	Percentage Change	Revenue Growth	Percentage Change
Insurance companies	$4.4	7.3%	$(0.7)	(1.2)%
Collision repair facilities	1.8	3.3	0.3	0.6
Independent assessors	1.6	10.6	0.5	3.0
Automotive recyclers and other	0.3	1.7	7.7	53.5

Total	$8.1	5.4%	$7.8	5.4%

Revenue growth for each of our customer categories after adjusting for changes in foreign currency exchange rates was as follows (dollars in millions):

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009
Customer category	Revenue Growth	Percentage Change	Revenue Growth	Percentage Change
Insurance companies	$6.8	11.3%	$3.4	5.6%
Collision repair facilities	4.7	8.8	4.4	8.2
Independent assessors	3.1	20.8	1.6	10.6
Automotive recyclers and other	1.3	5.8	9.5	66.1

Total	$15.9	10.5%	$18.9	13.2%

Operating expenses

During the three months ended September 30, 2010, operating expenses decreased $1.8 million, or 5.5%. After adjusting for changes in foreign currency exchange rates, operating expenses decreased $0.7 million, or 2.1%, during the three months ended September 30, 2010 due primarily to cost reductions in both our Americas and EMEA segments, offset by operating expense contributions from AUTOonline in our EMEA segment.

Our EMEA operating expenses decreased $0.4 million, or 2.4%. After adjusting for changes in foreign currency exchange rates, EMEA operating expenses increased $0.5 million, or 3.0%, during the three months ended September 30, 2010 primarily due to expense contributions from AUTOonline of $0.9 million, offset by expense reductions resulting from ongoing cost savings initiatives.

Our Americas operating expenses decreased $1.4 million, or 9.3%. After adjusting for changes in foreign currency exchange rates, Americas operating expenses decreased $1.2 million, or 8.1%, during the three months ended September 30, 2010 due principally to expense reductions resulting from cost savings from the restructuring initiatives in our Americas segment.

Systems development and programming costs

During the three months ended September 30, 2010, systems development and programming costs (“SD&P”) decreased $0.7 million, or 4.1%. After adjusting for changes in foreign currency exchange rates, SD&P decreased $0.1 million, or 0.9%, during the three months ended September 30, 2010 primarily due to reductions in personnel costs in our Americas segment, offset by SD&P contributions from AUTOonline.

Our EMEA SD&P was unchanged at $8.7 million for the three months ended September 30, 2010. After adjusting for changes in foreign currency exchange rates, EMEA SD&P increased $0.5 million, or 5.3%, during the three months ended September 30, 2010 primarily due to SD&P contributions from AUTOonline.

Our Americas SD&P decreased $0.7 million, or 9.4%. After adjusting for changes in foreign currency exchange rates, Americas SD&P decreased $0.6 million, or 8.0%, during the three months ended September 30, 2010 primarily due to a decrease in personnel costs pursuant to our restructuring initiatives.

Selling, general and administrative expenses.

During the three months ended September 30, 2010, selling, general and administrative expenses (“SG&A”) increased $3.0 million, or 7.8%. After adjusting for changes in foreign currency exchange rates, SG&A increased $4.4 million, or 11.3%, primarily due to SG&A contributions from AUTOonline of $2.3 million, a $1.5 million increase in personnel expenses resulting from sales growth in our EMEA segment and a $0.6 million increase in stock-based compensation expense.

Notwithstanding the impact of fluctuations in the value of the U.S. dollar versus certain foreign currencies in which we transact business, we expect SG&A to continue to increase in the future in absolute dollars as we continue to expand our business into new markets, incur costs related to acquisitions and continue to incur costs associated with being a public company.

Depreciation and amortization

During the three months ended September 30, 2010, depreciation and amortization decreased by $2.1 million, or 9.6%. After adjusting for changes in foreign currency exchange rates, depreciation and amortization decreased $1.7 million for the three months ended September 30, 2010 primarily due to lower amortization expense related to the intangible assets acquired in the CSG acquisition since these intangible assets are being amortized on an accelerated basis.

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

Restructuring charges, asset impairments and other costs associated with exit or disposal activities

During the three months ended September 30, 2010 and 2009, we incurred restructuring charges, asset impairments and other costs associated with exit or disposal activities of $2.5 million and $1.7 million, respectively. The restructuring charges, asset impairments and other costs associated with exit or disposal activities incurred in the three months ended September 30, 2010 consist of $1.2 million in charges resulting from vacating our office facility in San Ramon, California, $1.0 million in charges related to the relocation of our corporate headquarters and global executive team to the Dallas-Fort Worth, Texas metroplex and $0.3 million in other charges primarily relating to employee termination benefits associated with other restructuring initiatives.

We expect to incur additional restructuring charges in future years as we continue to undertake additional efforts to improve efficiencies in our business.

Acquisition and related costs

During the three months ended September 30, 2010 and 2009, we incurred acquisition and related costs of $1.2 million and $1.6 million, respectively. Acquisition and related costs incurred in the three months ended September 30, 2010 primarily consists of contingent purchase consideration that is deemed compensatory in nature. Acquisition and related costs incurred in the three months ended September 30, 2009 primarily consists of legal and professional fees incurred in connection with our acquisition of AUTOonline.

We expect to incur additional acquisition and related costs in future years as we continue to pursue potential business combinations and asset acquisitions as part of our plan to grow our business.

Interest expense

During the three months ended September 30, 2010, interest expense decreased $1.4 million due primarily to declines in the notional amounts of our interest rate swaps and a decline in the principal amount of our outstanding indebtedness.

Notwithstanding the impact of fluctuations in the value of the U.S. dollar versus the Euro, we expect that our annual interest expense will continue to decrease as we repay outstanding indebtedness and as the notional amounts of our interest rate swaps continue to decline, assuming no additional borrowings, including borrowings to finance any future acquisitions.

Other (income) expense, net

During the three months ended September 30, 2010, we recognized other (income) expense, net of $(0.7) million, as compared to other (income) expense, net of $0.4 million during the prior year period. The $1.1 million change in other (income) expense, net was primarily attributable to foreign currency transaction gains and losses in each period.

Income tax provision

During the three months ended September 30, 2010, we recorded an income tax provision of $8.6 million, which resulted in an effective tax rate of 21.2%. During the three months ended September 30, 2009, we recorded an income tax provision of $6.5 million, which resulted in an effective tax rate of 22.8%. The decrease in the effective tax rate during the three months ended September 30, 2010 was primarily attributable to higher earnings in jurisdictions with lower income tax rates which are indefinitely reinvested. Our effective tax rate for the three month period ended September 30, 2010 is not necessarily indicative of the effective tax rate that may be expected for fiscal year 2011.

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

We evaluate the positive and negative evidence in connection with our assessment for a valuation allowance on our U.S. deferred tax assets during each reporting period. The key objective negative evidence, which is generally difficult to overcome, includes a cumulative U.S. pre-tax book loss over the past three years. Based on preliminary income projections for fiscal year 2011, we believe the cumulative three-year position may shift into an income position as soon as the second half of fiscal year 2011. If this occurs, it will be positive objective evidence for purposes of determining when and to what extent the U.S. valuation allowance will be released. While other factors will need to be considered during the U.S. valuation allowance evaluation process, a cumulative pre-tax book income position is considered to be significant positive evidence. We will continue to evaluate our U.S. valuation allowance on a quarterly basis.

Liquidity and Capital Resources

Our principal sources of cash have included cash generated from operations, proceeds from our May 2007 initial public offering and our November 2008 secondary public stock offering, and borrowings under our senior secured credit facilities. Our principal uses of cash have been, and we expect to continue to be, for business combinations, debt service, capital expenditures and working capital.

In May 2007, we entered into an amended and restated senior secured credit facility, which provides us with the following borrowing commitments: a $50.0 million revolving credit facility; a $230.0 million U.S. term loan; and a €280.0 million European term loan. As of September 30, 2010, we had $213.7 million and $347.3 million (€255.1 million) in outstanding loans under the U.S. term loan and European term loan, respectively, with interest rates of 2.1% and 2.7%, respectively. The U.S. term loan and European term loan mature in May 2014. No borrowings were outstanding under the revolving credit facility at September 30, 2010.

In order to mitigate the interest rate risk associated with our term loans, in June 2007, we entered into the following interest rate swaps (notional amounts in thousands):

Type	Fixed Rate	Start Date of Swap	End Date of Swap	Original Notional Amount	Notional Amount Outstanding at September 30, 2010
U.S. dollar interest rate swap	5.4450%	06/29/2007	6/30/2011	$50,000	$50,000
U.S. dollar interest rate swap	5.4180%	06/29/2007	6/30/2011	$80,965	$41,635
U.S. dollar interest rate swap	5.4450%	06/29/2007	6/30/2011	$75,000	$75,000
Euro interest rate swap	4.6030%	06/29/2007	9/30/2010	€69,821	€—
Euro interest rate swap	4.6790%	06/29/2007	6/30/2011	€50,000	€42,737
Euro interest rate swap	4.6850%	06/29/2007	6/30/2011	€60,000	€60,000

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

Pursuant to agreements entered into prior to the CSG Acquisition, the noncontrolling stockholders of certain of our majority-owned subsidiaries have the right to require us to redeem their shares at the then fair market value. For financial statement reporting purposes, the estimated fair market value of these redeemable noncontrolling interests was $91.0 million at September 30, 2010. We do not have any indication that the exercise of these redemption rights is probable within the next twelve months. Further, we do not believe the occurrence of conditions precedent to the exercise of certain of these redemption rights is probable within the next twelve months. If the stockholders exercised their redemption rights, we believe that we have sufficient liquidity to fund such redemptions but such redemptions may require a waiver under our senior secured credit facility. Obtaining such a waiver would be subject to conditions prevalent in the capital markets at that time, and could involve changes to the terms of our senior secured credit facility, including changes that could result in our incurring additional interest expense. If we were not able to obtain such a waiver, we could be in breach of our senior secured credit facility or in breach of our agreements with the noncontrolling stockholders.

The remaining 15% ownership interest in AUTOonline held by the sellers is subject to a put-call option that may be exercised by any party beginning in fiscal year 2013, or earlier under certain circumstances. The redemption value of the option is equal to ten times AUTOonline’s consolidated earnings before interest expense, income tax expense, depreciation and amortization for the fiscal year ended prior to the exercise date, subject to adjustment under certain circumstances.

As of September 30, 2010 and June 30, 2010, we had unrestricted cash and cash equivalents and short-term investments of $302.4 million and $240.5 million, respectively. We believe that our existing unrestricted cash and cash equivalents and short-term investments, cash flow from operating activities and borrowings under our amended and restated senior credit facility will be sufficient to fund currently anticipated working capital, planned capital spending and debt service requirements for at least the next twelve months. We regularly review acquisition and other strategic opportunities, which may require additional debt or equity financing. We currently do not have any material pending agreements with respect to any acquisition or strategic opportunity. If we raise additional funds by issuing equity securities, further dilution to our then-existing stockholders may result. Additional debt financing may include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any equity or debt financing may contain terms, such as liquidation and other preferences that are not favorable to us or our stockholders.

On November 3, 2010, we announced that the Audit Committee of our Board of Directors approved the payment of a quarterly cash dividend of $0.075 per outstanding share of common stock and per outstanding restricted stock unit. The Audit Committee has also approved a quarterly stock dividend equivalent of $0.075 per outstanding restricted stock unit granted to certain of our executive officers during fiscal year 2011 in lieu of the cash dividend, which dividend equivalent will be paid to the restricted stock unit holders as the restricted stock unit vests. The dividends are payable on December 3, 2010 to stockholders and restricted stock unit holders of record at the close of business on November 17, 2010. Any determination to pay dividends in future periods will be at the discretion of our board of directors.

The following summarizes our primary sources and uses of cash in the periods presented (in millions):

	Three Months Ended September 30,
	2010	2009	Change
Operating activities	$47.0	$30.4	$16.6
Investing activities	(18.9)	(8.2)	(10.7)
Financing activities	(3.9)	(7.1)	3.2

Operating activities. The $16.6 million increase in cash provided by operating activities was primarily the result of an increase in net income, after considering non-cash adjustments, of $10.1 million and by changes in working capital.

Investing activities. The $10.7 million increase in cash used in investing activities was primarily attributable to purchases of short-term investments of $18.0 million, offset by a $5.4 million decrease in capital expenditures and a $1.8 million increase in restricted cash.

Financing activities. The $3.2 million decrease in cash used in financing activities was primarily attributable to a $2.8 million increase in proceeds from our employee stock purchase plan and exercises of stock options.

Off-Balance Sheet Arrangements and Related Party Transactions

As of September 30, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Certain minority stockholders of our international subsidiaries are also commercial purchasers and users of our software and services. Revenue transactions with all of the individual minority stockholders in the aggregate were less than 10% of our consolidated revenue for the three months ended September 30, 2010 and 2009, and aggregate accounts receivable from the minority stockholders represent less than 10% of consolidated accounts receivable at September 30, 2010 and June 30, 2010.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in our consolidated financial statements. On an ongoing basis, we evaluate estimates. We base our estimates on historical experiences and assumptions which we believe to be reasonable under the circumstances. These estimates form the basis for our judgments that affect the amounts reported in the consolidated financial statements. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 to our audited consolidated financial statements for the year ended June 30, 2010 and our critical accounting policies are more fully described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each of which are included in our Annual Report on Form 10-K for the year ended June 30, 2010 filed with the SEC on September 2, 2010. There were no significant changes in our critical accounting policies and estimates during the three months ended September 30, 2010.

Recent Accounting Pronouncements

Refer to “Recently Adopted Accounting Pronouncements” in Note 1 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of all recently adopted and recently issued but not yet adopted accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Risk

We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk when we enter into either a purchase or sale transaction using a currency other than the local functional currency. With respect to currency translation risk, our financial condition and results of operations are translated and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our consolidated financial statements. Exchange rates between these currencies and U.S. dollars have fluctuated significantly over the last few years and we expect that they will continue to fluctuate in the future. A substantial portion of our revenues and costs are denominated in or effectively indexed to U.S. dollars, but the majority of our revenues and costs are denominated in Euros, Pound Sterling, Swiss francs, Canadian dollars and other international currencies.

The following table provides the average quarterly exchange rates for the Euro and Pound Sterling since the beginning of fiscal year 2010:

Period	Average Euro-to- U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2009	1.43	1.64
Quarter ended December 31, 2009	1.48	1.63
Quarter ended March 31, 2010	1.39	1.56
Quarter ended June 30, 2010	1.28	1.49
Quarter ended September 30, 2010	1.29	1.55

During the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, the U.S. dollar strengthened against most major foreign currencies we use to transact our business. The average U.S. dollar strengthened versus the Euro by 9.7% and the Pound Sterling by 5.6%, which decreased our revenues and expenses for the three months ended September 30, 2010 relating to the Euro markets in which we transact business and the United Kingdom. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in a $6.2 million decrease or increase, as the case may be, to our revenues during the three months ended September 30, 2010.

Interest Rate Risk

We are exposed to interest rate risks primarily through variable interest rate borrowings under our term loans. Our weighted-average borrowings outstanding under the term loans during the three months ended September 30, 2010 was $562.4 million.

In order to mitigate the interest rate risk associated with our term loans, in June 2007, we entered into the following interest rate swaps (notional amounts in thousands):

Type	Fixed Rate	Start Date of Swap	End Date of Swap	Original Notional Amount	Notional Amount Outstanding at September 30, 2010
U.S. dollar interest rate swap	5.4450%	06/29/2007	6/30/2011	$50,000	$50,000
U.S. dollar interest rate swap	5.4180%	06/29/2007	6/30/2011	$80,965	$41,635
U.S. dollar interest rate swap	5.4450%	06/29/2007	6/30/2011	$75,000	$75,000
Euro interest rate swap	4.6030%	06/29/2007	9/30/2010	€69,821	€—
Euro interest rate swap	4.6790%	06/29/2007	6/30/2011	€50,000	€42,737
Euro interest rate swap	4.6850%	06/29/2007	6/30/2011	€60,000	€60,000

We designate and document these interest rate swaps at their inception as cash flow hedges and evaluate them for effectiveness quarterly. We report the effective portion of the gain or loss on these hedges as a component of accumulated other comprehensive income in stockholders’ equity and reclassify them into earnings when the hedged transaction affects earnings. We recognize the ineffective portion of these cash flow hedges in interest expense in the accompanying condensed consolidated statement of operations.

The estimated fair values of the U.S. dollar-based swaps were liabilities of $6.1 million and $7.7 million at September 30, 2010 and June 30, 2010, respectively, which are included in other noncurrent liabilities in the accompanying condensed consolidated balance sheets. The estimated fair values of the Euro-based swaps were liabilities of €2.6 million ($3.5 million) and €3.6 million ($4.4 million) at September 30, 2010 and June 30, 2010, respectively, which are included in other noncurrent liabilities in the accompanying condensed consolidated balance sheets. The change in the fair value of the swaps, net of tax, reflects the effective portion of loss on these hedges and is reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

After giving effect to the interest rate swaps, the weighted average interest rate on our term loans during the three months ended September 30, 2010 was 5.0%. A hypothetical 1% increase or decrease in interest rates would have resulted in an approximately $0.6 million increase or decrease, as the case may be, to our interest expense for the three months ended September 30, 2010.

ITEM 4.	CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures and, based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

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

Changes in Internal Controls

We did not identify any changes in our internal control over financial reporting that occurred during the first quarter of fiscal year 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We derive a substantial portion of our revenues from sales to large insurance companies and collision repair facilities that have relationships with these insurance companies. During the three months ended September 30, 2010, we derived 12.3% of our revenues from our ten largest insurance company customers. The largest three of these customers accounted for 2.3%, 1.9%, and 1.6%, respectively, of our revenues during the three months ended September 30, 2010. A loss of one or more of these customers would result in a significant decrease in our revenues, including the business generated by collision repair facilities associated with those customers. Furthermore, many of our arrangements with European customers are terminable by them on short notice or at any time. In addition, disputes with customers may lead to delays in payments to us, terminations of agreements or litigation. Additional terminations or non-renewals of customer contracts or reductions in business from our large customers would harm our business, financial condition and results of operations.

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

We derive most of our revenues, and incur most of our costs, including a portion of our debt service costs, in currencies other than the U.S. dollar, mainly the Euro. In our historical financial statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period for our statement of income and certain components of stockholders’ equity or the exchange rate at the end of that period for the balance sheet. These translations resulted in a net foreign currency translation adjustment of $48.3 million during the three months ended September 30, 2010. Ongoing global economic conditions have impacted currency exchange rates.

Exchange rates between most of the major foreign currencies we use to transact our business and the U.S. dollar have fluctuated significantly over the last few years and we expect that they will continue to fluctuate during the remainder of fiscal year 2011. The majority of our revenues and costs are denominated in Euros, Pound Sterling, Swiss francs, Canadian dollars and other international currencies. The following table provides the average quarterly exchange rates for the Euro and Pound Sterling since the beginning of fiscal year 2010:

Period	Average Euro-to- U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2009	1.43	1.64
Quarter ended December 31, 2009	1.48	1.63
Quarter ended March 31, 2010	1.39	1.56
Quarter ended June 30, 2010	1.28	1.49
Quarter ended September 30, 2010	1.29	1.55

During the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, the U.S. dollar strengthened against most major foreign currencies we use to transact our business. The average U.S. dollar strengthened versus the Euro by 9.7% and strengthened versus the Pound Sterling by 5.6%, which decreased our revenues and expenses for the three months ended September 30, 2010. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in a $6.2 million decrease or increase, as the case may be, to our revenues during the three months ended September 30, 2010.

We currently do not hedge our exposure to foreign currency risks. During the three months ended September 30, 2010 and 2009, we recognized net foreign currency transaction gains (losses) in our consolidated statements of operations of $(0.2) million and $0.9 million, respectively.

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

We also may experience variations in our earnings due to other factors beyond our control, such as:

•	the introduction of new software or services by our competitors;

•	customer acceptance of new software or services;

•	the volume of usage of our offerings by existing customers;

•	variations of vehicle accident rates due to factors such as changes in fuel prices, number of miles driven or new vehicle purchases and their impact on vehicle usage;

•	competitive conditions, or changes in competitive conditions, in our industry generally; or

•	prolonged system failures during which time customers cannot submit or process transactions.

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

During the three months ended September 30, 2010, we generated approximately 78% of our revenues outside the U.S. and we expect revenues from non-U.S. markets to continue to represent a majority of our total revenues. Business and operations in individual countries are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, currency exchange controls and repatriation of earnings. Our results are also subject to the difficulties of coordinating our activities across more than 50 different countries. Furthermore, our business strategy includes expansion of our operations into new and developing markets, which will require even greater international coordination, expose us to additional local government regulations and involve markets in which we do not have experience or established operations. In addition, our operations in each country are vulnerable to changes in socio-economic conditions and monetary and fiscal policies, intellectual property protection disputes, the settlement of legal disputes through foreign legal systems, the collection of receivables through foreign legal systems, exposure to possible expropriation or other governmental actions, unsettled political conditions, possible terrorist attacks and pandemic disease. These and other factors may harm our operations in those countries and therefore our business and results of operations.

We have a large amount of goodwill and other intangible assets as a result of acquisitions. Our earnings will be harmed if we suffer an impairment of our goodwill or other intangible assets.

We have a large amount of goodwill and other intangible assets and are required to perform an annual, or in certain situations a more frequent, assessment for possible impairment for accounting purposes. At September 30, 2010, we had goodwill and other intangible assets of $975.4 million. If we do not achieve our planned operating results or other factors impair these assets, we may be required to incur a non-cash impairment charge. Any impairment charges in the future will adversely affect our results of operations.

We may incur significant restructuring and severance charges in future periods, which would harm our operating results and cash position or increase debt.

We incurred restructuring charges of $5.9 million and $2.5 million during fiscal year 2010 and the three months ended September 30, 2010, respectively. These charges consist primarily of termination benefits paid or to be paid to employees, lease obligations associated with vacated facilities and other costs incurred related to our restructuring initiatives. As of September 30, 2010, our remaining restructuring and severance obligations associated with these restructuring initiatives are $9.0 million.

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

We have a significant amount of indebtedness. As of September 30, 2010, our indebtedness, including current maturities, was $578.7 million, which matures in May 2014, and we have the ability to borrow an additional $50.0 million under our amended and restated senior credit facility. During the three months ended September 30, 2010, our aggregate interest expense was $7.3 million and cash paid for interest was $8.6 million.

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

Pursuant to agreements entered into prior to the CSG Acquisition, the noncontrolling stockholders of certain of our majority-owned subsidiaries have the right to require us to redeem their shares at the then fair market value. For financial statement reporting purposes, the estimated fair market value of these redeemable noncontrolling interests was $91.0 million at September 30, 2010. If the redemption rights were exercised, such redemptions may require a waiver under our amended and restated senior credit facility. Obtaining such a waiver would be subject to conditions prevalent in the capital markets at that time, and could involve changes to the terms of our amended and restated senior credit facility, including changes that could result in our incurring additional interest expense. If we were not able to obtain such a waiver, we could be in breach of our amended and restated senior credit facility or in breach of our agreements with the noncontrolling stockholders.

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

As part of our ongoing process improvements efforts, we have and will continue to migrate product and system platforms to next generation platforms and we may increase data and applications that we host ourselves, and the risks noted above will be exacerbated by these efforts. Because many of our services play a mission-critical role for our customers, any damage to or failure of the infrastructure we rely on (even if temporary), including those of our customers and vendors, could disrupt our ability to deliver information to and provide services for our customers in a timely manner, which could harm our reputation and result in the loss of current and/or potential customers or reduced business from current customers. In addition, we generally indemnify our customers to a limited extent for damages they sustain related to the unavailability of, or errors in, the software and services we provide; therefore, a significant interruption of, or errors in, our software and services could expose us to significant customer liability.

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

Our effective tax rate could be adversely affected by our mix of earnings in countries with high versus low tax rates; by changes in the valuation of our deferred tax assets and liabilities; upon the distribution of earnings from our foreign subsidiaries in the form of dividends or otherwise; by the outcomes of examinations, audits or disputes by or with relevant tax authorities, or by changes in tax laws and regulations. There have been several international provisions recently enacted which could impact our effective tax rate and we are in the process of evaluating this impact. In addition, there are several proposals to extend legislation that has recently expired and whether or not these provisions are extended could have a significant impact on our effective tax rate. Significant judgment is required to determine the recognition and measurement attributes prescribed in ASC Topic No. 740-10, Income Taxes. In addition, ASC Topic No. 740-10 applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital.

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

While fiscal year 2010 was our third year since the CSG Acquisition for which we did not report a loss, we will need to maintain or increase revenues and maintain or reduce expenses, which include the amortization of the remaining $248.0 million of amortizable intangible assets that we had as of September 30, 2010 and interest expense associated with our indebtedness, to sustain or improve our profitability. We cannot assure you that we will achieve a significant level of profitability. Future decreases in profitability could reduce our stock price, and future net losses would reduce our stock price.

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

        We began paying a quarterly cash dividend of $0.0625 per share outstanding of common stock and per outstanding restricted stock unit to stockholders and restricted stock unit holders of record in the quarter ended September 30, 2009. On July 19, 2010, we announced that our Board of Directors approved an increase in our quarterly cash dividend to $0.075 per outstanding share of common stock and per outstanding restricted stock unit. On November 3, 2010, we announced that the Audit Committee of our Board of Directors approved the payment of a quarterly cash dividend of $0.075 per outstanding share of common stock and per outstanding restricted stock unit. The Audit Committee has also approved a quarterly stock dividend equivalent of $0.075 per outstanding restricted stock unit granted to certain of our executive officers during fiscal year 2011 in lieu of the cash dividend, which dividend equivalent will be paid to the restricted stock unit holders as the restricted stock unit vests. The dividends are payable on December 3, 2010 to stockholders and restricted stock unit holders of record at the close of business on November 17, 2010. Any determination to pay dividends in future periods will be at the discretion of our board of directors. Our ability to pay dividends to holders of our common stock and restricted stock units in future periods may be limited by restrictive covenants under our amended and restated senior credit facility. As a result, your only opportunity to achieve a return on your investment in us could be if the market price of our common stock appreciates and you sell your shares at a profit. We cannot assure you that the market price for our common stock will ever exceed the price that you pay.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

10.1	Form of restricted stock unit grant agreement, 2008 Omnibus Incentive Plan.

10.2	Form of stock option agreement, 2008 Omnibus Incentive Plan.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tony Aquila, Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Renato Giger, Chief Financial Officer and Treasurer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	These exhibits are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we incorporate them by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLERA HOLDINGS, INC.

/S/ Tony Aquila
Tony Aquila
Chief Executive Officer and President
(Principal Executive Officer)

/S/ Renato Giger
Renato Giger
Chief Financial Officer
(Principal Financial Officer)

November 3, 2010