Form 10-Q
period 2010-12-31
SOLERA HOLDINGS, INC
filed 2011-02-08
CIK 1324245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

The number of shares outstanding of the issuer’s common stock as of January 31, 2011 was 70,451,397.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SOLERA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	December 31, 2010	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$339,302	$240,522
Accounts receivable, net of allowance for doubtful accounts of $2,264 and $2,071 at December 31, 2010 and June 30, 2010, respectively	99,694	99,682
Other receivables	14,600	12,989
Other current assets	20,978	20,713
Deferred income tax assets	3,164	4,059

Total current assets	477,738	377,965
Property and equipment, net	54,497	53,255
Goodwill	669,139	635,709
Intangible assets, net	267,660	275,492
Other noncurrent assets	12,427	12,065
Noncurrent deferred income tax assets	1,520	2,167

Total assets	$1,482,981	$1,356,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,772	$25,420
Accrued expenses and other current liabilities	105,070	103,921
Income taxes payable	11,657	7,041
Deferred income tax liabilities	1,801	1,673
Current portion of long-term debt	5,718	5,442

Total current liabilities	141,018	143,497
Long-term debt	562,059	538,018
Other noncurrent liabilities	28,343	34,140
Noncurrent deferred income tax liabilities	30,991	33,752

Total liabilities	762,411	749,407
Redeemable noncontrolling interests	117,667	94,431
Stockholders’ equity:
Solera Holdings, Inc. stockholders’ equity:
Common shares, $0.01 par value: 150,000 shares authorized; 70,415 and 70,017 issued and outstanding as of December 31, 2010 and June 30, 2010, respectively	548,824	545,048
Retained earnings	67,036	22,550
Accumulated other comprehensive loss	(20,443)	(60,583)

Total Solera Holdings, Inc. stockholders’ equity	595,417	507,015
Noncontrolling interests	7,486	5,800

Total stockholders’ equity	602,903	512,815

Total liabilities and stockholders’ equity	$1,482,981	$1,356,653

See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Revenues	$168,160	$163,318	$327,068	$314,087

Cost of revenues:
Operating expenses	33,697	33,718	64,839	66,689
Systems development and programming costs	17,247	18,850	32,759	35,498

Total cost of revenues (excluding depreciation and amortization)	50,944	52,568	97,598	102,187
Selling, general and administrative expenses	44,847	43,463	86,673	81,799
Depreciation and amortization	20,354	22,685	39,906	44,320
Restructuring charges, asset impairments, and other costs associated with exit and disposal activities	(991)	1,731	1,499	3,460
Acquisition and related costs	633	524	1,837	2,138
Interest expense	7,365	8,610	14,684	17,374
Other expense, net	3,349	150	2,673	564

	126,501	129,731	244,870	251,842

Income before provision for income taxes	41,659	33,587	82,198	62,245
Income tax provision	7,722	7,908	16,322	14,439

Net income	33,937	25,679	65,876	47,806
Less: Net income attributable to noncontrolling interests	3,018	2,401	5,833	4,545

Net income attributable to Solera Holdings, Inc.	$30,919	$23,278	$60,043	$43,261

Net income attributable to Solera Holdings, Inc. per common share:
Basic	$0.44	$0.33	$0.85	$0.62

Diluted	$0.44	$0.33	$0.85	$0.62

Dividends paid per share	$0.08	$0.06	$0.15	$0.13

Weighted-average shares used in the calculation of net income attributable to Solera Holdings, Inc. per common share:
Basic	70,245	69,469	70,115	69,380

Diluted	70,602	69,693	70,438	69,526

See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income	$65,876	$47,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,906	44,320
Provision for doubtful accounts	888	627
Stock-based compensation	4,754	3,433
Deferred income taxes	(3,020)	326
Other	(742)	(375)
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Decrease in accounts receivable	5,334	8,657
(Increase) decrease in other assets	(908)	807
Decrease in accounts payable	(10,386)	(11,897)
Decrease in accrued expenses and other liabilities	(6,197)	(24,724)

Net cash provided by operating activities	95,505	68,980

Cash flows from investing activities:
Capital expenditures	(7,973)	(13,809)
Acquisitions and capitalization of intangible assets	(1,320)	(1,206)
Proceeds from sale of property and equipment	1,380	—
Acquisitions of and investments in businesses, net of cash acquired	(1,437)	(80,516)
Proceeds from sales and maturities of short-term investments	42,826	12,339
Purchases of short-term investments	(42,826)	—
Decrease (increase) in restricted cash	3,145	(1,611)

Net cash used in investing activities	(6,205)	(84,803)

Cash flows from financing activities:
Payments of contingent purchase consideration	(66)	—
Principal payments on financed asset acquisitions	(1,309)	(1,516)
Repayments of long-term debt	(2,866)	(3,027)
Cash dividends paid on common shares and participating securities	(10,590)	(8,753)
Cash dividends paid to noncontrolling interests	(2,980)	(2,960)
Proceeds from issuances of common shares under stock award plans	7,590	5,096

Net cash used in financing activities	(10,221)	(11,160)

Effect of foreign currency exchange rate changes on cash and cash equivalents	19,701	8,015

Net change in cash and cash equivalents	98,780	(18,968)
Cash and cash equivalents, beginning of period	240,522	223,420

Cash and cash equivalents, end of period	$339,302	$204,452

Supplemental cash flow information:
Cash paid for interest	$16,354	$17,395
Cash paid for income taxes	$17,073	$24,351
Supplemental disclosure of non-cash investing and financing activities:
Capital assets financed	$2,191	$3,691
Accrued contingent purchase consideration	$1,630	$4,330

See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Description of Business

Solera Holdings, Inc. and subsidiaries (the “Company”, “Solera”, “we”, “us” or “our”) is a leading global provider of software and services to the automobile insurance claims processing industry. Our software and services help our customers: estimate the costs to repair damaged vehicles; determine pre-collision fair market values for vehicles damaged beyond repair; automate steps of the claims process; outsource steps of the claims process that insurance companies have historically performed internally; and monitor and manage their businesses through data reporting and analysis. We are active in over 50 countries and derive most of our revenues from our estimating and workflow software. Through our acquisitions of HPI, Ltd. (“HPI”) in December 2008 and AUTOonline GmbH In-formationssysteme (“AUTOonline”) in October 2009, we also provide used vehicle validation services in the United Kingdom and operate an eSalvage vehicle exchange platform in several European and Latin American countries as well as India.

Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”), and therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated financial statements for the periods presented reflect all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the fiscal year ended June 30, 2010, included in our Annual Report on Form 10-K filed with the SEC on September 2, 2010. Our operating results for the three and six month periods ended December 31, 2010 are not necessarily indicative of the results that may be expected for any future periods.

Principles of Consolidation

The unaudited condensed consolidated financial statements include our accounts and those of our wholly-owned and majority-owned subsidiaries. Our consolidated, majority-owned subsidiaries include AUTOonline, our subsidiaries located in Belgium, France, Portugal, Spain, and certain of our subsidiaries in Mexico. All intercompany accounts and transactions have been eliminated in consolidation.

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

Recently Adopted Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) reached a consensus on two new pronouncements: Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements, and ASU No. 2009-14, Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements. ASU No. 2009-13 eliminates the requirement that all undelivered elements must have either (i) vendor specific objective evidence (“VSOE”) or (ii) third-party evidence (“TPE”) of stand-alone selling price before an entity can recognize the portion of the consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU No. 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new pronouncements apply to revenue arrangements entered into or materially modified on or after July 1, 2010. Our adoption of these pronouncements in the first quarter of fiscal year 2011 did not have a significant impact on our consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued Accounting Standards Codification (“ASC”) Topic No. 810-10-05, Consolidation, which changes the approach to determining the primary beneficiary of a variable interest entity, and requires companies to more frequently assess whether they must consolidate variable interest entities. Our adoption of ASC No. 810-10-05 in the first quarter of fiscal year 2011 did not impact our consolidated financial position, results of operations or cash flows.

2. Net Income Attributable to Solera Holdings, Inc. Per Common Share

Our restricted common shares subject to repurchase and substantially all of our restricted stock units have the right to receive non-forfeitable dividends on an equal basis with common stock and therefore are considered participating securities that must be included in the calculation of net income per share using the two-class method. Under the two-class method, basic and diluted net income per share is determined by calculating net income per share for common stock and participating securities based on the cash dividends paid and participation rights in undistributed earnings. Diluted net income per share also considers the dilutive effect of in-the-money stock options and unvested restricted stock units that have the right to receive forfeitable dividends, calculated using the treasury stock method. Under the treasury stock method, the amount of assumed proceeds from unexercised stock options and unvested restricted stock units includes the amount of compensation cost attributable to future services not yet recognized, proceeds from the exercise of the options, and any incremental income tax benefit or liability.

The computation of basic and diluted net income attributable to Solera Holdings, Inc. per common share using the two-class method is as follows for the periods indicated (in thousands, except per share amounts):

	Three months Ended December 31,		Six months Ended December 31,
	2010	2009	2010	2009
Basic net income attributable to Solera Holdings, Inc. per common share calculation
Net income attributable to Solera Holdings, Inc.	$30,919	$23,278	$60,043	$43,261
Less: Dividends paid and undistributed earnings allocated to participating securities	(160)	(202)	(326)	(390)

Net income attributable to common shares – basic	$30,759	$23,076	$59,717	$42,871

Weighted-average number of common shares	70,311	69,692	70,197	69,634
Less: Weighted-average common shares subject to repurchase	(66)	(223)	(82)	(254)

Weighted-average number of common shares used to compute basic net income attributable to Solera Holdings, Inc. per common share	70,245	69,469	70,115	69,380

Basic net income attributable to Solera Holdings, Inc. per common share	$0.44	$0.33	$0.85	$0.62

Diluted net income attributable to Solera Holdings, Inc. per common share
Net income attributable to Solera Holdings, Inc.	$30,919	$23,278	$60,043	$43,261
Less: Dividends paid and undistributed earnings allocated to participating securities	(160)	(202)	(325)	(390)

Net income attributable to common shares – diluted	$30,759	$23,076	$59,718	$42,871

Weighted-average number of common shares used to compute basic net income attributable to Solera Holdings, Inc. per common share	70,245	69,469	70,115	69,380
Diluted effect of options to purchase common stock and restricted stock units	357	224	323	146

Weighted-average number of common shares used to compute diluted net income attributable to Solera Holdings, Inc. per common share	70,602	69,693	70,438	69,526

Diluted net income attributable to Solera Holdings, Inc. per common share	$0.44	$0.33	$0.85	$0.62

The following securities that could potentially dilute earnings per share in the future are not included in the determination of diluted net income attributable to Solera Holdings, Inc. per common share (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Antidilutive options to purchase common stock and restricted stock units	33	38	58	55

3. Contingent Purchase Consideration

In connection with business combinations completed in fiscal years 2010 and 2009, we may be required to make contingent cash payments through fiscal year 2014 subject to the achievement of certain financial performance and product-related targets. At December 31, 2010, the maximum aggregate amount of remaining contingent cash payments to be paid is $20.9 million, of which $11.9 million would be recognized as additional goodwill when paid, $1.6 million was earned and accrued to goodwill in December 2010, $0.7 million was accrued to goodwill at the acquisition date, and the remaining $6.7 million is considered compensatory and is being charged against income as earned.

4. Goodwill and Intangible Assets

Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31, 2010			June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortized intangible assets:
Internally developed software	$19,382	$4,691	$14,691	$16,094	$2,257	$13,837
Purchased customer relationships	208,887	115,897	92,990	199,404	102,041	97,363
Purchased tradenames and trademarks	18,367	18,324	43	16,007	15,958	49
Purchased software and database technology	344,112	221,954	122,158	312,861	184,776	128,085
Other	5,850	826	5,024	5,269	161	5,108

	$596,598	$361,692	$234,906	$549,635	$305,193	$244,442

Intangible assets not subject to amortization:
Purchased tradenames and trademarks with indefinite lives	32,754	—	32,754	31,050	—	31,050

	$629,352	$361,692	$267,660	$580,685	$305,193	$275,492

Goodwill

The following table summarizes the activity in goodwill for the six months ended December 31, 2010 (in thousands):

	Balance at Beginning of Period	Other (2)	Foreign Currency Translation Effect	Balance at End of Period
EMEA (1)	$465,854	$1,630	$24,111	$491,595
Americas (1)	169,855	—	7,689	177,544

Total	$635,709	$1,630	$31,800	$669,139

(1)	As described further in Note 13, in the first quarter of fiscal year 2011, we transferred our Netherlands operating segment from our EMEA reportable segment to our Americas reportable segment. The balances presented above reflect the inclusion of our Netherlands operating segment in our Americas reportable segment for all periods.
(2)	Represents a £1.0 million ($1.6 million) contingent cash payment earned by the sellers of HPI in fiscal year 2011.

5. Restructuring Initiatives and Other Exit and Disposal Activities

The objectives of our restructuring initiatives and other exit and disposal activities have primarily been to eliminate waste and improve operational efficiencies. The liabilities associated with our restructuring initiatives and other exit and disposal activities are included in accrued expenses and other current liabilities and in other noncurrent liabilities in the accompanying condensed consolidated balance sheets. We report all amounts incurred in connection with our restructuring initiatives and other exit and disposal activities in restructuring charges, asset impairments and other costs associated with exit and disposal activities in the accompanying condensed consolidated statements of income.

The following table summarizes the activity in the liabilities associated with our restructuring initiatives and other exit and disposal activities for the six months ended December 31, 2010 (in thousands):

	Employee Termination Benefits	Lease-Related Charges	Other Charges	Total
Balance at beginning of period	$1,851	$4,717	$1,796	$8,364
Restructuring charges, asset impairments and other costs associated with exit and disposal activities	799	1,501	(801)	1,499
Cash payments	(1,383)	(1,230)	(1,090)	(3,703)
Other	(376)	426	95	145
Effect of foreign exchange	94	—	—	94

Balance at end of period	$985	$5,414	$—	$6,399

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

In July 2010, we initiated a restructuring plan in our Americas segment (the “Americas 2011 Restructuring Plan”). The primary objective of the Americas 2011 Restructuring Plan is to create more appropriate resource levels and efficiencies for various functional groups in our North American operations. Under the Americas 2011 Restructuring Plan, we anticipate terminating approximately 47 employees and incurring expenses related to termination benefits of approximately $1.2 million. The termination benefits under the Americas 2011 Restructuring Plan are expected to be paid during fiscal year 2011.

In prior fiscal years, we initiated restructuring plans in our Americas and EMEA segments (the “Prior Restructuring Plans”). Under the Prior Restructuring Plans, as of December 31, 2010, we have a remaining lease-related restructuring liability of $5.4 million, which we will pay through July 2013, and employee termination benefits of $0.9 million, which will we will pay during fiscal year 2011. Additionally, during the three months ended December 31, 2010, we reversed $1.8 million in previously recognized restructuring charges related to a vendor contract under which, pursuant to a settlement and release agreement, we have no further obligations.

The following table summarizes restructuring charges, asset impairments and other costs associated with exit and disposal activities for the periods indicated (in thousands):

	Corporate Relocation Plan	Americas 2011 Restructuring Plan	Prior Restructuring Plans	Total
Three Months Ended December 31, 2010:
Employee termination benefits	$107	$201	$—	$308
Lease-related charges	—	—	277	277
Other charges	230	—	(1,806)	(1,576)

Total restructuring charges, asset impairments, and other costs associated with exit and disposal activities	$337	$201	$(1,529)	$(991)

Three Months Ended December 31, 2009:
Employee termination benefits	$—	$—	$(1,622)	$(1,622)
Lease-related charges	—	—	1,590	1,590
Other charges	—	—	1,439	1,439

Total restructuring charges	—	—	1,407	1,407
Other costs associated with exit and disposal activities	—	—	324	324

Total restructuring charges, asset impairments, and other costs associated with exit and disposal activities	$—	$—	$1,731	$1,731

Six Months Ended December 31, 2010:
Employee termination benefits	$295	$504	$—	$799
Lease-related charges	—	—	1,501	1,501
Other charges	983	—	(1,784)	(801)

Total restructuring charges, asset impairments, and other costs associated with exit and disposal activities	$1,278	$504	$(283)	$1,499

Six Months Ended December 31, 2009:
Employee termination benefits	$—	$—	$(583)	$(583)
Lease-related charges	—	—	1,590	1,590
Other charges	—	—	2,129	2,129

Total restructuring charges	—	—	3,136	3,136
Other costs associated with exit and disposal activities	—	—	324	324

Total restructuring charges, asset impairments, and other costs associated with exit and disposal activities	$—	$—	$3,460	$3,460

6. Stockholders’ Equity and Redeemable Noncontrolling Interests

The following table sets forth a reconciliation of stockholders’ equity and redeemable noncontrolling interests for the periods indicated (in thousands):

	Stockholders’ Equity Attributable to Solera Holdings, Inc.
				Accumulated	Total Solera
	Common Shares		Retained Earnings	Other Comprehensive Loss	Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares	Amount
Balance at June 30, 2010	70,017	$545,048	$22,550	$(60,583)	$507,015	$5,800	$512,815	$94,431
Components of comprehensive income:
Net income attributable to Solera Holdings, Inc. and noncontrolling interests	—	—	60,043	—	60,043	2,005	62,048	3,828
Foreign currency translation adjustments	—	—	—	34,846	34,846	406	35,252	8,128
Unrealized gain on derivative instruments, net of tax	—	—	—	5,294	5,294	—	5,294	—

Total comprehensive income					100,183	2,411	102,594	11,956

Stock-based compensation	—	4,754	—	—	4,754	—	4,754	—
Issuance of common shares under stock award plans, net	398	7,590	—	—	7,590	—	7,590	—
Dividends paid on common stock and participating securities	—	—	(10,590)	—	(10,590)	—	(10,590)	—
Dividends paid to noncontrolling owners	—	—	—	—	—	(1,255)	(1,255)	(1,725)
Revaluation of and additions to noncontrolling interests	—	(8,568)	(4,967)	—	(13,535)	530	(13,005)	13,005

Balance at December 31, 2010	70,415	$548,824	$67,036	$(20,443)	$595,417	$7,486	$602,903	$117,667

	Stockholders’ Equity Attributable to Solera Holdings, Inc.
			Accumulated Deficit	Accumulated Other Comprehensive Income	Total Solera Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Common Shares
	Shares	Amount
Balance at June 30, 2009	69,531	$526,547	$(44,335)	$3,674	$485,886	$6,929	$492,815	$92,012
Components of comprehensive income:
Net income attributable to Solera Holdings, Inc. and noncontrolling interests	—	—	43,261	—	43,261	1,392	44,653	3,153
Foreign currency translation adjustments	—	—	—	7,362	7,362	124	7,486	1,879
Unrealized gain on derivative instruments, net of tax	—	—	—	4,308	4,308	—	4,308	—

Total comprehensive income					54,931	1,516	56,447	5,032

Stock-based compensation	—	3,433	—	—	3,433	—	3,433	—
Issuance of common shares under employee stock award plans, net	292	5,096	—	—	5,096	—	5,096	—
Dividends paid on common stock and participating securities	—	—	(8,753)	—	(8,753)	—	(8,753)	—
Dividends paid to noncontrolling owners	—	—	—	—	—	(1,994)	(1,994)	(966)
Revaluation of and additions to redeemable noncontrolling interests	—	13,587	—	—	13,587	—	13,587	1,626

Balance at December 31, 2009	69,823	$548,663	$(9,827)	$15,344	$554,180	$6,451	$560,631	$97,704

7. Comprehensive Income

Comprehensive income consists of the following (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Net income	$33,937	$25,679	$65,876	$47,806
Other comprehensive income:
Foreign currency translation adjustments	(16,417)	(7,249)	43,380	9,365
Unrealized net gain on derivative instruments	2,948	3,803	5,294	4,308

Total comprehensive income	$20,468	$22,233	$114,550	$61,479
Comprehensive income attributable to noncontrolling interests	20	822	14,367	6,548

Comprehensive income attributable to Solera Holdings, Inc.	$20,448	$21,411	$100,183	$54,931

The majority of our assets and liabilities, including goodwill, intangible assets and long-term debt, are carried in functional currencies other than the U.S. dollar, primarily the Euro, Pound Sterling, and Swiss franc. We translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period for our condensed consolidated statement of income and certain components of stockholders’ equity and the exchange rate at the end of that period for the condensed consolidated balance sheet. These translations resulted in a foreign currency translation adjustment of $34.8 million during the six months ended December 31, 2010, which was caused by a weakening in the value of the U.S. dollar versus certain foreign currencies, including the Euro. Generally, the weakening of the U.S. dollar during the six months ended December 31, 2010 resulted in increases to the U.S. dollar value of certain of our assets and liabilities from June 30, 2010 to December 31, 2010, as presented in the accompanying condensed consolidated balance sheets, although the corresponding local currency balances may have increased only slightly, decreased or remain unchanged.

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

The following table summarizes the fair value of our derivative financial instruments, which are included in other noncurrent liabilities in the accompanying condensed consolidated balance sheets (in thousands):

	December 31, 2010	June 30, 2010
U.S. dollar interest rate swaps	$4,009	$7,672
Euro interest rate swaps	2,169	4,441

Total	$6,178	$12,113

We designated and documented these interest rate swaps at their inception as cash flow hedges for floating rate debt. The swaps are evaluated for effectiveness quarterly. We report the effective portion of the gain or loss on these hedges as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassify these gains or losses into earnings when the hedged transaction affects earnings. We recognize the ineffective portion of these cash flow hedges in interest expense. We determined the estimated fair values of our derivatives using industry standard valuation techniques and standard valuation models and such estimated fair values may not be representative of actual values that could have been realized or that will be realized in the future.

The following table summarizes the outstanding derivatives designated as cash flow hedges as of December 31, 2010 (notional amounts in thousands):

Type	Fixed Rate	Start Date of Swap	End Date of Swap	Notional Amount Outstanding
U.S. dollar interest rate swap	5.4450%	06/29/2007	6/30/2011	$50,000
U.S. dollar interest rate swap	5.4180%	06/29/2007	6/30/2011	$36,415
U.S. dollar interest rate swap	5.4450%	06/29/2007	6/30/2011	$75,000
Euro interest rate swap	4.6790%	06/29/2007	6/30/2011	€34,459
Euro interest rate swap	4.6850%	06/29/2007	6/30/2011	€60,000

The following table summarizes the effect of the interest rate swaps on the accompanying condensed consolidated statements of income and accumulated other comprehensive income (loss) (“AOCI”) for the periods indicated (in thousands):

Derivative Financial Instruments	Gain (Loss) Recognized in AOCI on Derivatives (1)	Location of Loss Reclassified from AOCI into Income (1)	Loss Reclassified from AOCI into Income (1)	Location of Gain (Loss) Recognized in Income on Derivatives (2)	Gain (Loss) Recognized in Income on Derivatives (2)
Three Months Ended December 31, 2010:
U.S. dollar interest rate swaps	$(114)	Interest Expense	$(2,178)	Interest Expense	$2
Euro interest rate swaps	(47)	Interest Expense	(1,329)	Interest Expense	3

Total	$(161)		$(3,507)		$5

Three Months Ended December 31, 2009:
U.S. dollar interest rate swaps	$(699)	Interest Expense	$(2,412)	Interest Expense	$(9)
Euro interest rate swaps	173	Interest Expense	(1,939)	Interest Expense	(8)

Total	$(526)		$(4,351)		$(17)

Six Months Ended December 31, 2010:
U.S. dollar interest rate swaps	$(694)	Interest Expense	$(4,325)	Interest Expense	$22
Euro interest rate swaps	(490)	Interest Expense	(2,754)	Interest Expense	(32)

Total	$(1,184)		$(7,079)		$(10)

Six Months Ended December 31, 2009:
U.S. dollar interest rate swaps	$(2,461)	Interest Expense	$(4,726)	Interest Expense	$27
Euro interest rate swaps	(1,617)	Interest Expense	(3,683)	Interest Expense	7

Total	$(4,078)		$(8,409)		$34

(1)	Effective portion.
(2)	Ineffective portion and amount excluded from effectiveness testing.

9. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements at December 31, 2010 Using:
	Fair Value at December 31, 2010	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$339,302	$339,302	$—	$—
Restricted cash (1)	2,723	2,723	—	—
Derivative financial instruments (2)	6,178	—	6,178	—
Accrued contingent purchase consideration (3)	729	—	—	729
Redeemable noncontrolling interests (4)	99,078	—	—	99,078

		Fair Value Measurements at June 30, 2010 Using:
	Fair Value at June 30, 2010	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$240,522	$240,522	$—	$—
Restricted cash (1)	5,409	5,409	—	—
Derivative financial instruments (2)	12,113	—	12,113	—
Accrued contingent purchase consideration (3)	732	—	—	732
Redeemable noncontrolling interests (4)	81,641	—	—	81,641

(1)	Included in other current assets and other noncurrent assets in the accompanying condensed consolidated balance sheets.

(2)	Included in other noncurrent liabilities in the accompanying condensed consolidated balance sheets.
(3)	Included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.
(4)	Does not include the redeemable noncontrolling interest of AUTOonline, which is not measured at fair value on a recurring basis because it is redeemable at ten times AUTOonline’s consolidated earnings before interest expense, income tax expense, depreciation and amortization which is not necessarily indicative of fair value.

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

Accrued contingent purchase consideration. We accrue contingent future cash payments related to acquisitions completed after June 30, 2009 at fair value as of the acquisition date and re-measure them at fair value at each reporting date. We estimate the fair value of future contingent purchase consideration based on the weighted probabilities of potential future payments that would be earned upon achievement by the acquired business of certain financial performance and product-related targets. We determined such probabilities using information as of the reporting date, including recent financial performance of the acquired business (Level 3 inputs). The change in accrued contingent purchase consideration during fiscal year 2011 resulted from cash payments to the sellers and the effect of fluctuations in foreign currency exchange rates.

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

The following table summarizes the activity in redeemable noncontrolling interests which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated (in thousands):

	Six Months Ended December 31,
	2010	2009
Balance at beginning of period	$81,641	$92,012
Net income attributable to redeemable noncontrolling interests	3,100	2,889
Change in fair value	8,782	(13,453)
Dividends paid to noncontrolling owners	(1,395)	(966)
Effect of foreign exchange	6,950	1,879

Balance at end of period	$99,078	$82,361

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

No assets or liabilities were required to be measured at fair value on a nonrecurring basis during the six months ended December 31, 2010.

Fair Value of Other Financial Instruments

	Carrying Value at December 31, 2010	Fair Value at December 31, 2010
Senior secured domestic term loan	$213,152	$213,152
Senior secured European term loan	337,219	337,219
Subordinated note payable	17,406	20,235

Total debt	$567,777	$570,606

	Carrying Value at June 30, 2010	Fair Value at June 30, 2010
Senior secured domestic term loan	$214,260	$214,260
Senior secured European term loan	312,245	312,245
Subordinated note payable	16,955	19,233

Total debt	$543,460	$545,738

The carrying value of our senior secured credit facility approximates fair value due to the facility’s variable interest rate. The estimated fair value of the subordinated note payable issued to the seller in connection with our acquisition of HPI was determined using a discounted cash flow model.

10. Share-based compensation

Share-Based Award Activity

The following table summarizes restricted stock and restricted stock unit activity during the six months ended December 31, 2010:

	Number of Shares (in thousands)	Weighted Average per Share Grant Date Fair Value
Nonvested at beginning of period	454	$20.77
Granted	142	$42.08
Vested	(127)	$16.82
Forfeited	(67)	$26.53

Nonvested at end of period	402	$29.37

The following table summarizes stock option activity during the six months ended December 31, 2010:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period	1,800	$26.65
Granted	449	$42.86
Exercised	(322)	$24.02
Canceled	(191)	$27.90

Outstanding at end of period	1,736	$31.20	6.5	$34,971

Exercisable at and of period	414	$25.43	6.4	$10,720

Of the stock options outstanding at December 31, 2010, approximately 1.6 million are vested or expected to vest.

Cash received from the exercise of stock options was $7.7 million during the six months ended December 31, 2010. The intrinsic value of stock options exercised during the six months ended December 31, 2010 and 2009 totaled $7.0 million and $2.8 million, respectively.

Valuation of Share-Based Awards

We estimated the grant date fair value of stock options granted during the periods indicated utilizing the Black-Scholes option pricing model with the following assumptions:

	Risk-Free Interest Rate	Expected Term (in years)	Weighted Average Expected Stock Price Volatility	Expected Dividend Yield	Weighted Average Per Share Grant Date Fair Value
Six Months Ended December 31, 2010	1.3%	4.6	33%	0.7%	$11.90
Six Months Ended December 31, 2009	2.3%	4.7	29%	1.0%	$6.89

We based the risk-free interest rates on the implied yield available on U.S. Treasury constant maturities in effect at the time of the grant with remaining terms equivalent to the respective expected terms of the options. Because we have a limited history of stock option exercises, we calculated the expected award life as the average of the contractual term and the vesting period. We determined the expected volatility based on a combination of implied market volatilities, our historical stock price volatility and other factors. The dividend yield is based on our quarterly dividend of $0.075 per share declared and paid during fiscal year 2011.

We based the fair value of restricted common shares subject to repurchase and restricted stock units on the market price of our common stock on the date of grant which approximates the intrinsic value.

Share-Based Compensation Expense

Share-based compensation expense, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income, was $2.7 million and $4.8 million for the three and six months ended December 31, 2010, respectively, and $1.9 million and $3.4 million for the three and six months ended December 31, 2009, respectively. At December 31, 2010, the estimated total remaining unamortized compensation expense, net of forfeitures, associated with share-based awards was $21.9 million, which we expect to recognize over a weighted-average period of 2.8 years.

11. Defined Benefit Pension Plans

Our foreign subsidiaries sponsor various defined benefit pension plans and individual defined benefit arrangements covering certain eligible employees. We base the benefits under these pension plans on years of service and compensation levels. Funding is limited to statutory requirements.

The components of net pension expense were as follows for the periods indicated (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Service cost — benefits earned during the period	$803	$682	$1,560	$1,355
Interest cost on projected benefits	871	989	1,751	1,961
Expected return on plan assets	(601)	(724)	(1,210)	(1,450)
Amortization of gain	—	(71)	—	(143)

Net pension expense	$1,073	$876	$2,101	$1,723

12. Provision For Income Taxes

We recorded an income tax provision of $7.7 million and $16.3 million for the three and six months ended December 31, 2010, respectively, and $7.9 million and $14.4 million for the three and six months ended December 31, 2009, respectively. The expected tax provision derived from applying the U.S. federal statutory rate to our income before income tax provision for the six months ended December 31, 2010 differed from our recorded income tax provision primarily due to higher earnings in jurisdictions with lower income tax rates which are indefinitely reinvested. These benefits are partially offset by certain foreign valuation allowances and withholding taxes.

On December 17, 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (the “Act”) was signed and enacted into law. The Act extends the research credit and certain international tax laws through December 31, 2011. There have also been several international tax laws recently enacted which could impact our effective tax rate and we are in the process of evaluating this impact. The income tax provision for the three and six months ended December 31, 2010 reflects the immediate impact, if any, of the enactment of these laws.

In February 2009, the California 2009-2010 budget legislation was signed into law. One of the major components of this legislation is our ability to elect to apply a single-sales factor apportionment beginning in fiscal year 2012. We are currently evaluating the potential impact of such an election. If we make the election, we will be required to re-measure our deferred taxes taking into account the reversal pattern and the expected California state income tax rate under the elective single-sales factor regime.

Gross unrecognized tax benefits as of December 31, 2010 and June 30, 2010 were $5.4 million and $5.6 million, respectively. No significant interest and penalties have been accrued during fiscal year 2011. Pursuant to the terms of the acquisition agreements, the sellers in our business combinations have indemnified us for all tax liabilities related to the pre-acquisition periods. We are liable for any tax assessments for the post-acquisition periods for our U.S. and foreign jurisdictions. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next twelve months.

At June 30, 2010, we had a valuation allowance on our worldwide net deferred tax assets of $68.7 million, of which the significant majority represents the valuation allowance on our U.S. net deferred tax assets. We evaluate the positive and negative evidence in connection with our assessment for a valuation allowance on our U.S. deferred tax assets during each reporting period. The key objective negative evidence, which is generally difficult to overcome, includes a cumulative U.S. pre-tax book loss over the past three years. Based on preliminary income projections for fiscal year 2011, we believe the cumulative three-year position may shift into a sustained and supportable income position as soon as the second half of fiscal year 2011. While other factors will need to be considered during the U.S. valuation allowance evaluation process, a sustained and supportable cumulative pre-tax book income position is considered to be significant positive evidence. Based on our current forecasts of fiscal year 2011 financial results, we may begin releasing the U.S. valuation allowance during the second half of the current fiscal year. We will continue to evaluate our U.S. valuation allowance on a quarterly basis.

13. Segment and Geographic Information

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

As a result of the creation of the HEMI Region, we transferred our Netherlands operating segment from our EMEA reportable segment to our Americas reportable segment in the first quarter of fiscal year 2011. Accordingly, our EMEA reportable segment encompasses our operations in Europe (excluding the Netherlands), the Middle East, Africa, Asia and Australia, while our Americas reportable segment encompasses our operations in North, Central and South America as well as the Netherlands. All prior period segment information has been restated to conform to the current presentation.

Our chief operating decision maker is our Chief Executive Officer. We evaluate the performance of our reportable segments based on revenues and adjusted EBITDA, a non-GAAP financial measure that represents GAAP net income excluding interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, restructuring charges, asset impairments and other costs associated with exit and disposal activities, acquisition and related costs, and other (income) expense, net. We do not allocate certain costs, including costs related to our financing activities, business development and oversight, and tax, audit and other professional fees, to our reportable segments. Instead, we manage these costs at the Corporate level.

(in thousands)	EMEA	Americas	Corporate	Total
Three Months Ended December 31, 2010:
Revenues	$96,750	$71,410	$—	$168,160
Income (loss) before provision for income taxes	30,850	32,211	(21,402)	41,659
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	12,857	7,497	—	20,354
Interest expense	365	10	6,990	7,365
Other (income) expense, net	1,621	(275)	2,003	3,349
Three Months Ended December 31, 2009:
Revenues	94,756	68,562	—	163,318
Income (loss) before provision for income taxes	29,273	19,183	(14,869)	33,587
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	14,271	8,414	—	22,685
Interest expense	379	146	8,085	8,610
Other (income) expense, net	196	(212)	166	150
Six Months Ended December 31, 2010:
Revenues	186,608	140,460	—	327,068
Income (loss) before provision for income taxes	61,371	58,028	(37,201)	82,198
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	25,159	14,747	—	39,906
Interest expense	722	23	13,939	14,684
Other (income) expense, net	1,358	(537)	1,852	2,673
Six Months Ended December 31, 2009:
Revenues	179,057	135,030	—	314,087
Income (loss) before provision for income taxes	54,686	39,241	(31,682)	62,245
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	27,699	16,621	—	44,320
Interest expense	764	195	16,415	17,374
Other (income) expense, net	798	(444)	210	564
Total assets as of December 31, 2010	$1,020,338	$414,322	$48,321	$1,482,981
Total assets as of June 30, 2010	931,835	384,397	40,421	1,356,653

Geographic revenue information is based on the location of the customer and was as follows for the periods presented (in thousands):

	Europe *	United States	United Kingdom	Germany	All Other	Total
Three Months Ended December 31, 2010	$63,748	$35,569	$25,054	$20,389	$23,400	$168,160
Three Months Ended December 31, 2009	63,461	34,766	23,728	21,092	20,271	163,318
Six Months Ended December 31, 2010	122,184	71,028	48,952	39,098	45,806	327,068
Six Months Ended December 31, 2009	120,959	69,863	47,735	35,974	39,556	314,087

*	Excludes the United Kingdom and Germany.

14. Subsequent Events

On February 2, 2011, we announced that the Audit Committee of our Board of Directors approved the payment of a cash dividend of $0.075 per share of outstanding common stock and per outstanding restricted stock unit. The Audit Committee has also approved a quarterly stock dividend equivalent of $0.075 per outstanding restricted stock unit granted to certain of our executive officers during fiscal year 2011 in lieu of the cash dividend, which dividend equivalent will be paid to the restricted stock unit holders as the restricted stock unit vests. The dividends are payable on March 1, 2011 to stockholders and restricted stock unit holders of record at the close of business on February 16, 2011. Any determination to pay dividends in future periods will be at the discretion of our Board of Directors.

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

Actual results could differ materially from those projected, implied or anticipated by our forward-looking statements. Some of the factors that could cause actual results to differ include: those set forth in the sections titled “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere as described in this Quarterly Report on Form 10-Q. These factors include, but are not limited to: our reliance on a limited number of customers for a substantial portion of our revenues; effects of competition on our software and service pricing and our business; unpredictability and volatility of our operating results, which include the volatility associated with foreign currency exchange risks, our sales cycle, seasonality, changes in the amount of our income tax provision or other factors; effects of the global economic downturn on demand for or utilization of our products and services; risks associated with and possible negative consequences of acquisitions, joint ventures, divestitures and similar transactions, including risks related to our ability to successfully integrate our acquired businesses; our ability to increase market share, successfully introduce new software and services and expand our operations to new geographic locations; time and expenses associated with customers switching from competitive software and services to our software and services; rapid technology changes in our industry; effects of changes in or violations by us or our customers of government regulations; costs and possible future losses or impairments relating to our acquisitions; use of cash to service our debt; country-specific risks associated with operating in multiple countries; damage to our business or reputation resulting from system failures, delays and other problems; and other factors that are described from time to time in our periodic filings with the Securities and Exchange Commission (“SEC”).

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

All percentage amounts and ratios were calculated using the underlying data in whole dollars and may reflect rounding adjustments. Operating results for the three and six months ended December 31, 2010 are not necessarily indicative of the results that may be expected for any future period. We describe the effects on our results that are attributed to the change in foreign currency exchange rates by measuring the incremental difference between translating the current and prior period results at the monthly average rates for the same period from the prior year.

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

We evaluate the performance of our reportable segments based on revenues and adjusted EBITDA, a non-GAAP financial measure that represents GAAP net income excluding interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, restructuring charges, asset impairments and other costs associated with exit and disposal activities, acquisition and related costs, and other (income) expense. We do not allocate certain costs to reportable segments, including costs related to our financing activities, business development and oversight, and tax, audit and other professional fees, to our reportable segments. Instead, we manage these costs at the Corporate level.

The table below sets forth our revenues by reportable segment and as a percentage of our total revenues for the periods indicated (dollars in millions):

	Three Months Ended December 31,				Six Months Ended December 31,
	2010		2009		2010		2009
EMEA	$96.8	57.5%	$94.8	58.0%	$186.6	57.1%	$179.1	57.0%
Americas	71.4	42.5	68.5	42.0	140.5	42.9	135.0	43.0

Total	$168.2	100.0%	$163.3	100.0%	$327.1	100.0%	$314.1	100.0%

Set forth below is our revenues from each of our principal customer categories and as a percentage of revenues for the periods indicated (dollars in millions):

	Three Months Ended December 31,				Six Months Ended December 31,
	2010		2009		2010		2009
Insurance companies	$68.1	40.5%	$64.4	39.6%	$132.2	40.4%	$124.1	39.5%
Collision repair facilities	59.7	35.5	58.2	35.6	115.4	35.3	112.1	35.7
Independent assessors	17.8	10.6	18.3	11.2	34.4	10.5	33.3	10.6
Automotive recyclers and other	22.6	13.4	22.4	13.7	45.1	13.8	44.6	14.2

Total	$168.2	100.0%	$163.3	100.0%	$327.1	100.0%	$314.1	100.0%

During the three and six months ended December 31, 2010, the United States, the United Kingdom and Germany were the only countries that individually represented more than 10% of our total revenues.

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

Depreciation and amortization

Depreciation includes depreciation attributable to buildings, leasehold improvements, data processing and computer equipment, furniture and fixtures. Amortization includes amortization attributable to software purchases and software developed or obtained for internal use and our acquired intangible assets, the majority of which resulted from our business acquisitions, particularly our acquisition of the Claims Services Group from Automated Data Processing, Inc. in 2006 (the “CSG Acquisition”).

Restructuring charges, asset impairments and other costs associated with exit and disposal activities

Restructuring charges, asset impairments and other costs associated with exit and disposal activities primarily represent costs incurred in relation to our restructuring initiatives. Restructuring charges primarily include employee termination benefits charges and charges related to the lease and vendor contract liabilities that we do not expect to provide future economic benefits due to the implementation of our restructuring initiatives.

Acquisition and related costs

Acquisition and related costs include legal and other professional fees and other transaction costs associated with completed and contemplated business combinations and asset acquisitions, costs associated with integrating acquired businesses, including costs incurred to eliminate workforce redundancies and for product rebranding, and other charges incurred as a direct result of our acquisition efforts. These other charges include changes to the fair value of contingent purchase consideration, acquired assets and assumed liabilities subsequent to the completion of the purchase price allocation purchase consideration that is deemed to be compensatory in nature and gains and losses resulting from the settlement of a pre-existing contractual relationship with an acquiree as a result of the acquisition.

Interest expense

Interest expense consists primarily of payments of interest on our credit facilities and amortization of related debt issuance costs.

Other expense, net

Other expense, net consists of foreign exchange gains and losses on notes receivable and notes payable to affiliates, interest income and other miscellaneous income and expense.

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

Foreign currency. During the three and six months ended December 31, 2010, we generated approximately 79% and 78%, respectively, of our revenues and incurred a majority of our costs in currencies other than the U.S. dollar, primarily the Euro, which was consistent with the prior year periods. We translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period for our condensed consolidated statement of income and certain components of stockholders’ equity and the exchange rate at the end of that period for the condensed consolidated balance sheet. These translations resulted in foreign currency translation adjustments of $(13.4) million and $34.8 million during the three and six months ended December 31, 2010, respectively, which are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction losses recognized in our condensed consolidated statements of income during the three and six months ended December 31, 2010 were $4.0 million and $3.8 million, respectively.

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

Period	Average Euro-to- U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2009	$1.43	$1.64
Quarter ended December 31, 2009	1.48	1.63
Quarter ended March 31, 2010	1.39	1.56
Quarter ended June 30, 2010	1.28	1.49
Quarter ended September 30, 2010	1.29	1.55
Quarter ended December 31, 2010	1.36	1.58

During the three months ended December 31, 2010 as compared to the three months ended December 31, 2009, the U.S. dollar strengthened against most major foreign currencies we use to transact our business. The average U.S. dollar strengthened versus the Euro by 7.9% and the Pound Sterling by 3.1%, which decreased our revenues and expenses for the three months ended December 31, 2010. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in a $6.6 million decrease or increase, as the case may be, to our revenues during the three months ended December 31, 2010.

Factors that affect business volume. The following external factors have or may have an effect on the number of claims that are submitted and/or our volume of transactions, any of which can affect our revenues:

•

Automobile usage—number of miles driven. In calendar year 2009, the number of miles driven in the United States and several of our large western European markets declined due to higher gasoline prices and difficult economic conditions. In calendar year 2010, the number of miles driven in the United States increased versus calendar years 2009 and 2008. Fewer miles driven can result in fewer automobile accidents, which can reduce the transaction-based fees that we generate.

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

•

Sales of new and used vehicles. According to industry sources, global vehicle sales: declined by approximately 8.7% in calendar year 2009 to 63.9 million units; increased in calendar year 2010 by approximately 12.5% to 71.7 million units; and are expected to increase in calendar year 2011 by approximately 5.4% to 75.6 million units. Fewer new light vehicle sales can result in fewer insured vehicles on the road and fewer automobile accidents, which can reduce the transaction-based fees that we generate.

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

Non-cash charges. We incurred pre-tax, non-cash share-based compensation charges of $2.7 million and $4.8 million during the three and six months ended December 31, 2010, respectively, and $1.9 million and $3.4 million for the three and six months ended December 31, 2009, respectively. We expect to recognize additional pre-tax, non-cash share-based compensation charges related to share-based awards outstanding at December 31, 2010 of approximately $21.9 million ratably over the remaining weighted-average vesting period of 2.8 years.

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

Results of Operations

Our results of operations include the results of operations of acquired companies from the date of the respective acquisitions.

The table below sets forth statement of income data, including the amount and percentage changes for the periods indicated (dollars in millions):

	Three Months Ended December 31,				Six Months Ended December 31,
	2010	2009	Change		2010	2009	Change
	$	$	$	%	$	$	$	%
Revenues	168.2	163.3	4.9	3.0	327.1	314.1	13.0	4.1

Cost of revenues:
Operating expenses	33.7	33.7	—	—	64.8	66.7	(1.9)	(2.8)
Systems development and programming costs	17.2	18.9	(1.7)	(8.5)	32.8	35.5	(2.7)	(7.7)

Total cost of revenues (excluding depreciation and amortization)	50.9	52.6	(1.7)	(3.1)	97.6	102.2	(4.6)	(4.5)
Selling, general & administrative expenses	44.8	43.5	1.3	3.2	86.7	81.8	4.9	6.0
Depreciation and amortization	20.4	22.7	(2.3)	(10.3)	39.9	44.3	(4.4)	(10.0)
Restructuring charges, asset impairments and other costs associated with exit and disposal activities	(1.0)	1.7	(2.7)	(157.3)	1.5	3.5	(2.0)	(56.7)
Acquisition and related costs	0.6	0.5	0.1	20.8	1.8	2.1	(0.3)	(14.1)
Interest expense	7.4	8.6	(1.2)	(14.5)	14.7	17.4	(2.7)	(15.5)
Other expense, net	3.3	0.2	3.1	2,132.7	2.7	0.6	2.1	373.9

	126.5	129.7	(3.2)	(2.5)	244.9	251.8	(6.9)	(2.8)
Income before provision for income taxes	41.7	33.6	8.1	24.0	82.2	62.2	20.0	32.1
Income tax provision	7.7	7.9	(0.2)	(2.4)	16.3	14.4	1.9	13.0

Net income	33.9	25.7	8.2	32.2	65.9	47.8	18.1	37.8
Less: Net income attributable to noncontrolling interests	3.0	2.4	0.6	25.7	5.8	4.5	1.3	28.3

Net income attributable to Solera Holdings, Inc.	30.9	23.3	7.6	32.8	60.0	43.3	16.7	38.8

The table below sets forth our statement of income data expressed as a percentage of revenues for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
Operating expenses	20.0	20.6	19.8	21.2
Systems development and programming costs	10.3	11.5	10.0	11.3

Total cost of revenues (excluding depreciation and amortization)	30.3	32.2	29.8	32.5
Selling, general & administrative expenses	26.7	26.6	26.5	26.0
Depreciation and amortization	12.1	13.9	12.2	14.1
Restructuring charges, asset impairments and other costs associated with exit and disposal activities	(0.6)	1.1	0.5	1.1
Acquisition and related costs	0.4	0.3	0.6	0.7
Interest expense	4.4	5.3	4.5	5.5
Other expense, net	2.0	0.1	0.8	0.2

	75.2	79.4	74.9	80.2
Income before provision for income taxes	24.8	20.6	25.1	19.8
Income tax provision	4.6	4.8	5.0	4.6

Net income	20.2	15.7	20.1	15.2
Less: Net income attributable to noncontrolling interests	1.8	1.5	1.8	1.4

Net income attributable to Solera Holdings, Inc.	18.4%	14.3%	18.4%	13.8%

Revenues

Three Months Ended December 31, 2010 vs. Three Months Ended December 31, 2009. During the three months ended December 31, 2010, revenues increased $4.9 million, or 3.0%. After adjusting for changes in foreign currency exchange rates, revenues increased $11.0 million, or 6.8%, during the three months ended December 31, 2010 resulting from growth in transaction and subscription revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

Our EMEA revenues increased $2.0 million, or 2.1%, to $96.8 million. After adjusting for changes in foreign currency exchange rates, EMEA revenues increased $7.6 million, or 8.0%, during the three months ended December 31, 2010 resulting from growth in transaction and subscription revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

Our Americas revenues increased $2.9 million, or 4.2%, to $71.4 million. After adjusting for changes in foreign currency exchange rates, Americas revenues increased $3.4 million, or 5.0%, during the three months ended December 31, 2010 resulting from growth in transaction and subscription revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

Six Months Ended December 31, 2010 vs. Six Months Ended December 31, 2009. During the six months ended December 31, 2010, revenues increased $13.0 million, or 4.1%. After adjusting for changes in foreign currency exchange rates, revenues increased $26.9 million, or 8.6%, during the six months ended December 31, 2010 relating to revenue contributions from AUTOonline, which we acquired in October 2009, of $9.1 million, as well as growth in transaction and subscription revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

Our EMEA revenues increased $7.5 million, or 4.2%, to $186.6 million. After adjusting for changes in foreign currency exchange rates, EMEA revenues increased $20.4 million, or 11.4%, during the six months ended December 31, 2010 resulting from revenue contributions from AUTOonline of $9.1 million, as well as growth in transaction and subscription revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

Our Americas revenues increased $5.5 million, or 4.0%, to $140.5 million. After adjusting for changes in foreign currency exchange rates, Americas revenues increased $6.5 million, or 4.8%, during the six months ended December 31, 2010 resulting from growth in transaction and subscription revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

Revenue growth for each of our customer categories was as follows:

	Three Months Ended December 31, 2010		Six Months Ended December 31, 2010
(dollars in millions)	Revenue Growth	Percentage Change	Revenue Growth	Percentage Change
Insurance companies	$3.7	5.6%	$8.1	6.4%
Collision repair facilities	1.5	2.6	3.3	2.9
Independent assessors	(0.5)	(2.5)	1.1	3.4
Automotive recyclers and other	0.2	0.8	0.5	1.2

Total	$4.9	3.0%	$13.0	4.1%

Revenue growth for each of our customer categories after adjusting for changes in foreign currency exchange rates was as follows:

	Three Months Ended December 31, 2010		Six Months Ended December 31, 2010
(dollars in millions)	Revenue Growth	Percentage Change	Revenue Growth	Percentage Change
Insurance companies	$5.5	8.6%	$12.3	9.9%
Collision repair facilities	3.9	6.7	8.6	7.7
Independent assessors	0.9	4.8	4.0	12.0
Automotive recyclers and other	0.7	3.3	2.0	4.6

Total	$11.0	6.8%	$26.9	8.6%

Operating expenses

Three Months Ended December 31, 2010 vs. Three Months Ended December 31, 2009. During the three months ended December 31, 2010, as compared to the three months ended December 31, 2009, operating expenses were unchanged at $33.7 million. After adjusting for changes in foreign currency exchange rates, operating expenses increased $0.9 million, or 2.6%, during the three months ended December 31, 2010 due primarily to an increase in personnel costs in our EMEA segment.

Our EMEA operating expenses increased $0.3 million, or 1.6%. After adjusting for changes in foreign currency exchange rates, EMEA operating expenses increased $1.0 million, or 5.3%, during the three months ended December 31, 2010 primarily due to increased personnel costs resulting from sales growth.

Our Americas operating expenses decreased $0.3 million, or 2.3%. After adjusting for changes in foreign currency exchange rates, Americas operating expenses decreased $0.1 million, or 1.0%, during the three months ended December 31, 2010 due principally to expense reductions resulting from cost savings from the restructuring initiatives in our Americas segment.

Six Months Ended December 31, 2010 vs. Six Months Ended December 31, 2009. During the six months ended December 31, 2010, operating expenses decreased $1.9 million, or 2.8%. After adjusting for changes in foreign currency exchange rates, operating expenses increased $0.1 million, or 0.1%, during the six months ended December 31, 2010 due to an increase in costs in our EMEA segment, offset by cost reductions in our Americas segment resulting from restructuring initiatives.

Our EMEA operating expenses decreased $0.1 million, or 0.3%. After adjusting for changes in foreign currency exchange rates, EMEA operating expenses increased $1.5 million, or 4.2%, during the six months ended December 31, 2010 primarily due to expense contributions from AUTOonline of $0.9 million and an increase in personnel expenses of $1.0 million resulting from sales growth, offset by a decrease in consulting costs of $0.4 million resulting from ongoing cost saving initiatives.

Our Americas operating expenses decreased $1.8 million, or 6.2%. After adjusting for changes in foreign currency exchange rates, Americas operating expenses decreased $1.4 million, or 5.0%, during the six months ended December 31, 2010 due principally to expense reductions resulting from cost savings from the restructuring initiatives in our Americas segment.

Systems development and programming costs

Three Months Ended December 31, 2010 vs. Three Months Ended December 31, 2009. During the three months ended December 31, 2010, systems development and programming costs (“SD&P”) decreased $1.7 million, or 8.5%. After adjusting for changes in foreign currency exchange rates, SD&P decreased $1.2 million, or 6.3%, during the three months ended December 31, 2010 primarily due to reductions in personnel and consulting costs in our Americas segment resulting from restructuring initiatives.

Our EMEA SD&P was unchanged at $10.6 million for the three months ended December 31, 2010, as compared to the three months ended December 31, 2009. After adjusting for changes in foreign currency exchange rates, EMEA SD&P increased $0.3 million, or 2.8%, during the three months ended December 31, 2010 primarily due to an increase in personnel costs of $0.9 million resulting from sales growth, offset by a reduction in external development costs of $0.6 million resulting from ongoing cost saving initiatives.

Our Americas SD&P decreased $1.7 million, or 19.3%. After adjusting for changes in foreign currency exchange rates, Americas SD&P decreased $1.5 million, or 17.9%, during the three months ended December 31, 2010 primarily due to decreases in personnel costs of $0.4 million and consulting costs of $1.1 million pursuant to our restructuring initiatives.

Six Months Ended December 31, 2010 vs. Six Months Ended December 31, 2009. During the six months ended December 31, 2010, systems development and programming costs decreased $2.7 million, or 7.7%. After adjusting for changes in foreign currency exchange rates, SD&P decreased $1.8 million, or 4.9%, during the six months ended December 31, 2010 primarily due to reductions in personnel and consulting costs in our Americas segment.

Our EMEA SD&P was unchanged at $19.3 million for the six months ended December 31, 2010, as compared to the six months ended December 31, 2009. After adjusting for changes in foreign currency exchange rates, EMEA SD&P increased $0.7 million, or 3.9%, during the six months ended December 31, 2010 primarily due to SD&P contributions from AUTOonline of $0.9 million, and an increase in personnel costs of $0.7 million resulting from sales growth, offset by a reduction in external development costs of $0.9 million resulting from ongoing cost saving initiatives.

Our Americas SD&P decreased $2.7 million, or 16.8%, for the six months ended December 31, 2010, as compared to the six months ended December 31, 2009. After adjusting for changes in foreign currency exchange rates, Americas SD&P decreased $2.5 million, or 15.5%, during the six months ended December 31, 2010 primarily due to a decrease in personnel costs of $1.5 million and professional fees of $1.0 million pursuant to our restructuring initiatives.

Selling, general and administrative expenses

Three Months Ended December 31, 2010 vs. Three Months Ended December 31, 2009. During the three months ended December 31, 2010, selling, general and administrative expenses (“SG&A”) increased $1.3 million, or 3.2%. After adjusting for changes in foreign currency exchange rates, SG&A increased $2.5 million, or 5.8%, primarily due to a $2.1 million increase in personnel expenses and a $0.7 million increase in stock-based compensation expense, offset by a decrease in facilities costs of $0.3 million pursuant to our restructuring initiatives.

Six Months Ended December 31, 2010 vs. Six Months Ended December 31, 2009. During the six months ended December 31, 2010, selling, general and administrative expenses (“SG&A”) increased $4.9 million, or 6.0%. After adjusting for changes in foreign currency exchange rates, SG&A increased $7.4 million, or 9.1%, primarily due to an increase in personnel expenses of $4.6 million and advertising costs of $0.6 million resulting from sales growth in our EMEA segment, a $1.3 million increase in stock-based compensation expense, and contributions from AUTOonline of $1.7 million offset by a decrease in facilities costs of $0.8 million pursuant to our restructuring initiatives.

Notwithstanding the impact of fluctuations in the value of the U.S. dollar versus certain foreign currencies in which we transact business, we expect SG&A to continue to increase in the future in absolute dollars as we continue to expand our business into new markets, incur costs related to acquisitions and continue to incur costs associated with being a public company.

Depreciation and amortization

Three Months Ended December 31, 2010 vs. Three Months Ended December 31, 2009 and Six Months Ended December 31, 2010 vs. Six Months Ended December 31, 2009. During the three and six months ended December 31, 2010, depreciation and amortization decreased by $2.3 million, or 10.3%, and $4.4 million, or 10.0%, respectively. After adjusting for changes in foreign currency exchange rates, depreciation and amortization decreased $2.3 million and $4.0 million for the three and six months ended December 31, 2010, respectively, primarily due to lower amortization expense related to the intangible assets acquired in the CSG acquisition since these intangible assets are being amortized on an accelerated basis.

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

Restructuring charges, asset impairments and other costs associated with exit and disposal activities

Three Months Ended December 31, 2010 vs. Three Months Ended December 31, 2009 and Six Months Ended December 31, 2010 vs. Six Months Ended December 31, 2009. During the three and six months ended December 31, 2010, we incurred restructuring charges, asset impairments and other costs associated with exit and disposal activities of $(1.0) million and $1.5 million, respectively, as compared to $1.7 million and $3.5 million during the three and six months ended December 31, 2009, respectively. The restructuring charges, asset impairments and other costs associated with exit and disposal activities incurred in fiscal year 2011 consist of $1.5 million in charges resulting from vacating our office facility in San Ramon, California, $1.0 million in charges related to the relocation of our corporate headquarters and global executive team to the Dallas-Fort Worth, Texas metroplex, the reversal of $1.8 million of a previously recognized restructuring charge related to a vendor contract under which, pursuant to a settlement and release agreement, we do not have any further obligations, and $0.8 million in other restructuring charges primarily relating to employee termination benefits associated with other restructuring initiatives.

The restructuring charges, asset impairments and other costs associated with exit and disposal activities incurred in fiscal year 2010 consist of $1.6 million in charges resulting from vacating our office facility in San Ramon, California, a net reversal of $0.6 million of previously recognized employee termination benefits resulting from the completion of planned restructuring actions, a $1.1 million charge related to the above mentioned vendor contract that will not provide future economic benefit, $1.0 million of depreciation expense associated with property and equipment abandoned in connection with restructuring activities, and $0.4 million in other costs associated with exit and disposal activities.

We expect to incur additional restructuring charges in future years as we continue to undertake additional efforts to improve efficiencies in our business.

Acquisition and related costs

Three Months Ended December 31, 2010 vs. Three Months Ended December 31, 2009 and Six Months Ended December 31, 2010 vs. Six Months Ended December 31, 2009. During the three and six months ended December 31, 2010, we incurred acquisition and related costs of $0.6 million and $1.8 million, respectively, as compared to $0.5 million and $2.1 million during the three and six months ended December 31, 2009, respectively. Acquisition and related costs incurred in fiscal year 2011 primarily consists of contingent purchase consideration that is deemed compensatory in nature. Acquisition and related costs incurred in fiscal year 2010 primarily consists of legal and professional fees incurred in connection with our acquisition of AUTOonline.

We expect to incur additional acquisition and related costs in future years as we continue to pursue potential business combinations and asset acquisitions as part of our plan to grow our business.

Interest expense

Three Months Ended December 31, 2010 vs. Three Months Ended December 31, 2009 and Six Months Ended December 31, 2010 vs. Six Months Ended December 31, 2009. During the three and six months ended December 31, 2010, interest expense decreased $1.2 million and $2.7 million, respectively, primarily due to declines in the notional amounts of our interest rate swaps.

Notwithstanding the impact of fluctuations in the value of the U.S. dollar versus the Euro, we expect that our annual interest expense will continue to decrease as we repay outstanding indebtedness and as the notional amounts of our interest rate swaps continue to decline, assuming no additional borrowings, including borrowings to finance any future acquisitions.

Other expense, net

Three Months Ended December 31, 2010 vs. Three Months Ended December 31, 2009 and Six Months Ended December 31, 2010 vs. Six Months Ended December 31, 2009. During the three and six months ended December 31, 2010, we recognized other expense, net of $3.3 million and $2.7 million, respectively, as compared to other (income) expense, net of $0.2 million and $0.6 million during the three and six months ended December 31, 2009, respectively. The respective changes in other expense, net of $3.1 million and $2.1 million for the three and six months ended December 31, 2010 as compared to the prior year periods were primarily due to net foreign currency transaction losses on transactions denominated in a currency other than the functional currency of the local company.

Income tax provision

Three Months Ended December 31, 2010 vs. Three Months Ended December 31, 2009 and Six Months Ended December 31, 2010 vs. Six Months Ended December 31, 2009. During the three and six months ended December 31, 2010, we recorded an income tax provision of $7.7 million and $16.3 million, respectively, which resulted in an effective tax rate of 18.5% and 19.9%, respectively. During the three and six months ended December 31, 2009, we recorded an income tax provision of $7.9 million and $14.4 million, respectively, which resulted in an effective tax rate of 23.5% and 23.2%, respectively. The decrease in the effective tax rate during the three and six months ended December 31, 2010 was primarily attributable to higher earnings in jurisdictions with lower income tax rates which are indefinitely reinvested, a favorable statutory income tax rate change allowing for re-measurement of certain deferred taxes and a release of an uncertain tax position due to the lapse of a statute of limitations. Our effective tax rates for the three and six month periods ended December 31, 2010 are not necessarily indicative of the effective tax rate that may be expected for fiscal year 2011.

Factors that impact our income tax provision include, but are not limited to, the mix of jurisdictional earnings, establishment of valuation allowances in certain jurisdictions, and varying jurisdictional income tax rates. Changes in tax laws or tax rulings may have a significantly adverse impact on our effective tax rate. There have been several U.S. domestic and international laws recently enacted which could impact our effective tax rate and we are in the process of evaluating the possible impact.

We evaluate the positive and negative evidence in connection with our assessment for a valuation allowance on our U.S. deferred tax assets during each reporting period. The key objective negative evidence, which is generally difficult to overcome, includes a cumulative U.S. pre-tax book loss over the past three years. Based on preliminary income projections for fiscal year 2011, we believe the cumulative three-year position may shift into a sustained and supportable income position as soon as the second half of fiscal year 2011. While other factors will need to be considered during the U.S. valuation allowance evaluation process, a sustained and supportable cumulative pre-tax book income position is considered to be significant positive evidence. Based on our current forecasts of fiscal year 2011 financial results, we may begin releasing the U.S. valuation allowance during the second half of the current fiscal year. We will continue to evaluate our U.S. valuation allowance on a quarterly basis.

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

In May 2007, we entered into an amended and restated senior secured credit facility, which provides us with the following borrowing commitments: a $50.0 million revolving credit facility; a $230.0 million U.S. term loan; and a €280.0 million European term loan. As of December 31, 2010, we had $213.2 million and $337.2 million (€254.4 million) in outstanding loans under the U.S. term loan and European term loan, respectively, with interest rates of 2.1% and 2.8%, respectively. The U.S. term loan and European term loan mature in May 2014. No borrowings were outstanding under the revolving credit facility at December 31, 2010.

In order to mitigate the interest rate risk associated with our term loans we entered into the following interest rate swaps (notional amounts in thousands):

Type	Fixed Rate	Start Date of Swap	End Date of Swap	Original Notional Amount	Notional Amount Outstanding at December 31, 2010
U.S. dollar interest rate swap	5.4450%	06/29/2007	6/30/2011	$50,000	$50,000
U.S. dollar interest rate swap	5.4180%	06/29/2007	6/30/2011	$80,965	$36,415
U.S. dollar interest rate swap	5.4450%	06/29/2007	6/30/2011	$75,000	$75,000
Euro interest rate swap	4.6790%	06/29/2007	6/30/2011	€50,000	€34,459
Euro interest rate swap	4.6850%	06/29/2007	6/30/2011	€60,000	€60,000

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

Pursuant to agreements entered into prior to the CSG Acquisition, the noncontrolling stockholders of certain of our majority-owned subsidiaries have the right to require us to redeem their shares at the then fair market value. For financial statement reporting purposes, the estimated fair market value of these redeemable noncontrolling interests was $99.1 million at December 31, 2010. During the second quarter of fiscal year 2010, one of the noncontrolling stockholders exercised their right to require us to redeem their shares. In accordance with the terms of the associated shareholders agreement, we are actively negotiating with the noncontrolling stockholder on the redemption price. If we are unable to agree on a redemption price, the price will be determined by an independent third party based on the estimated fair market value of the shares, which we believe approximates the carrying value of these shares at December 31, 2010. We do not believe that we will be required to obtain a waiver under our senior secured credit facility for the purchase of these shares.

We do not have any indication that the exercise of the remaining redemption rights is probable within the next twelve months. Further, we do not believe the occurrence of conditions precedent to the exercise of certain of these redemption rights is probable within the next twelve months. If the stockholders exercised their redemption rights, we believe that we have sufficient liquidity to fund such redemptions but such redemptions may require a waiver under our senior secured credit facility. Obtaining such a waiver would be subject to conditions prevalent in the capital markets at that time, and could involve changes to the terms of our senior secured credit facility, including changes that could result in our incurring additional interest expense. If we were not able to obtain such a waiver, we could be in breach of our senior secured credit facility or in breach of our agreements with the noncontrolling stockholders.

The remaining 15% noncontrolling ownership interest in AUTOonline held by the sellers is subject to a put-call option. Of the 15% noncontrolling ownership interest, we will purchase approximately 7% in the second half of fiscal year 2011 at a redemption value equal to ten times AUTOonline’s consolidated earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) for calendar year 2010 multiplied by the percentage of shares to be purchased. The put-call option on the remaining noncontrolling ownership interest may be exercised by any party beginning in fiscal year 2013 at a redemption value equal to ten times AUTOonline’s consolidated EBITDA for the fiscal year ended prior to the exercise date, subject to adjustment under certain circumstances.

In December 2010, we acquired a minority ownership interest in Digidentity B.V., a Dutch company that is a leading provider of next-generation E-identification certificates for authentication of online identities. Pursuant to the terms of the acquisition, the majority owners of Digidentity may put their shares to us through fiscal year 2013 if Digidentity achieves certain financial performance targets. The purchase price of the shares is calculated based on a multiple of Digidentity’s actual versus target earnings before interest expense, income tax expense, depreciation and amortization for the twelve-month period ended prior to the exercise date.

As of December 31, 2010 and June 30, 2010, we had unrestricted cash and cash equivalents of $339.3 million and $240.5 million, respectively. We believe that our existing unrestricted cash and cash equivalents, cash flow from operating activities and borrowings under our amended and restated senior credit facility will be sufficient to fund currently anticipated working capital, planned capital spending and debt service requirements for at least the next twelve months. We regularly review acquisition and other strategic opportunities, which may require additional debt or equity financing. We currently do not have any material pending agreements with respect to any acquisition or strategic opportunity. If we raise additional funds by issuing equity securities, further dilution to our then-existing stockholders may result. Additional debt financing may include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any equity or debt financing may contain terms, such as liquidation and other preferences that are not favorable to us or our stockholders.

On December 3, 2010, we paid a quarterly cash dividend with a value of $0.075 per outstanding share of common stock and per outstanding restricted stock unit to our stockholders and restricted stock unit holders of record on November 17, 2010. The aggregate dividend payments for the six months ended December 31, 2010 were $10.6 million. On February 2, 2011, we announced that the Audit Committee of our Board of Directors approved the payment of a cash dividend of $0.075 per share of outstanding common stock and per outstanding restricted stock unit. The Audit Committee has also approved a quarterly stock dividend equivalent of $0.075 per outstanding restricted stock unit granted to certain of our executive officers during fiscal year 2011 in lieu of the cash dividend, which dividend equivalent will be paid to the restricted stock unit holders as the restricted stock unit vests. The dividends are payable on March 1, 2011 to stockholders and restricted stock unit holders of record at the close of business on February 16, 2011. Any determination to pay dividends in future periods will be at the discretion of our Board of Directors.

The following summarizes our primary sources and uses of cash in the periods presented (in millions):

	Six Months Ended December 31,
	2010	2009	Change
Operating activities	$95.5	$69.0	$26.5
Investing activities	(6.2)	(84.8)	78.6
Financing activities	(10.2)	(11.2)	1.0

Operating activities. The $26.5 million increase in cash provided by operating activities was primarily the result of an increase in net income, after considering non-cash adjustments, of $11.5 million and by changes in working capital of $15.0 million.

Investing activities. The $78.6 million decrease in cash used in investing activities was primarily attributable to the $80.5 million paid to acquire AUTOonline in October 2009.

Financing activities. The $1.0 million decrease in cash used in financing activities was primarily attributable to a $2.5 million increase in proceeds from the issuance of common shares under stock award plans, offset by an increase in dividends paid of $1.8 million, and a $0.3 million decrease in payments on financed asset acquisitions and repayments of long-term debt.

Off-Balance Sheet Arrangements and Related Party Transactions

As of December 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Certain minority stockholders of our international subsidiaries are also commercial purchasers and users of our software and services. Revenue transactions with all of the minority stockholders in the aggregate were less than 10% of our consolidated revenue for the six months ended December 31, 2010 and 2009, respectively, and aggregate accounts receivable from the minority stockholders represent less than 10% of consolidated accounts receivable at December 31, 2010 and June 30, 2010, respectively.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in our consolidated financial statements. On an ongoing basis, we evaluate estimates. We base our estimates on historical experiences and assumptions which we believe to be reasonable under the circumstances. These estimates form the basis for our judgments that affect the amounts reported in the consolidated financial statements. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 to our audited consolidated financial statements for the year ended June 30, 2010 and our critical accounting policies are more fully described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each of which are included in our Annual Report on Form 10-K for the year ended June 30, 2010 filed with the SEC on September 2, 2010. There were no significant changes in our critical accounting policies and estimates during the six months ended December 31, 2010.

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

The following table provides the average quarterly exchange rates for the Euro and Pound Sterling since the beginning of fiscal year 2010:

Period	Average Euro-to- U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2009	$1.43	$1.64
Quarter ended December 31, 2009	1.48	1.63
Quarter ended March 31, 2010	1.39	1.56
Quarter ended June 30, 2010	1.28	1.49
Quarter ended September 30, 2010	1.29	1.55
Quarter ended December 31, 2010	1.36	1.58

During the three months ended December 31, 2010 as compared to the three months ended December 31, 2009, the U.S. dollar strengthened against most major foreign currencies we use to transact our business. The average U.S. dollar strengthened versus the Euro by 7.9% and the Pound Sterling by 3.1%, which decreased our revenues and expenses for the three months ended December 31, 2010. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in a $6.6 million decrease or increase, as the case may be, to our revenues during the three months ended December 31, 2010.

Interest Rate Risk

We are exposed to interest rate risks primarily through variable interest rate borrowings under our term loans. Our weighted-average borrowings outstanding under the term loans during the six months ended December 31, 2010 was $552.5 million.

In order to mitigate the interest rate risk associated with our term loans we entered into the following interest rate swaps (notional amounts in thousands):

Type	Fixed Rate	Start Date of Swap	End Date of Swap	Original Notional Amount	Notional Amount Outstanding at December 31, 2010
U.S. dollar interest rate swap	5.4450%	06/29/2007	6/30/2011	$50,000	$50,000
U.S. dollar interest rate swap	5.4180%	06/29/2007	6/30/2011	$80,965	$36,415
U.S. dollar interest rate swap	5.4450%	06/29/2007	6/30/2011	$75,000	$75,000
Euro interest rate swap	4.6790%	06/29/2007	6/30/2011	€50,000	€34,459
Euro interest rate swap	4.6850%	06/29/2007	6/30/2011	€60,000	€60,000

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

The estimated fair values of the U.S. dollar-based swaps were liabilities of $4.0 million and $7.7 million at December 31, 2010 and June 30, 2010, respectively, which are included in other noncurrent liabilities in the accompanying condensed consolidated balance sheets. The estimated fair values of the Euro-based swaps were liabilities of €1.6 million ($2.2 million) and €3.6 million ($4.4 million) at December 31, 2010 and June 30, 2010, respectively, which are included in other noncurrent liabilities in the accompanying condensed consolidated balance sheets. The change in the fair value of the swaps, net of tax, reflects the effective portion of loss on these hedges and is reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

After giving effect to the interest rate swaps, the weighted average interest rate on our term loans during the six months ended December 31, 2010 was 3.7%. A hypothetical 1% increase or decrease in interest rates would have resulted in an approximately $2.1 million increase or decrease, as the case may be, to our interest expense for the six months ended December 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures and, based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

Changes in Internal Controls

We did not identify any changes in our internal control over financial reporting that occurred during the second quarter of fiscal year 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We derive a substantial portion of our revenues from sales to large insurance companies and collision repair facilities that have relationships with these insurance companies. During the six months ended December 31, 2010, we derived 12.3% of our revenues from our ten largest insurance company customers. The largest three of these customers accounted for 2.3%, 1.9%, and 1.6%, respectively, of our revenues during the six months ended December 31, 2010. A loss of one or more of these customers would result in a significant decrease in our revenues, including the business generated by collision repair facilities associated with those customers. Furthermore, many of our arrangements with European customers are terminable by them on short notice or at any time. In addition, disputes with customers may lead to delays in payments to us, terminations of agreements or litigation. Additional terminations or non-renewals of customer contracts or reductions in business from our large customers would harm our business, financial condition and results of operations.

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

The costs for an insurance company to switch providers of claims processing software and services can be significant and the process can sometimes take 12 to 18 months to complete. As a result, potential customers may decide that it is not worth the time and expense to begin using our software and services, even if we offer competitive and economic advantages. If we are unable to convince these customers to switch to our software and services, our ability to increase market share will be limited and could harm our revenues and operating results.

Our operating results may be subject to volatility as a result of exposure to foreign currency exchange risks.

We derive most of our revenues, and incur most of our costs, including a portion of our debt service costs, in currencies other than the U.S. dollar, mainly the Euro. In our historical financial statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period for our condensed consolidated statement of income and certain components of stockholders’ equity or the exchange rate at the end of that period for the condensed consolidated balance sheet. These translations resulted in a net foreign currency translation adjustment of $34.8 million during the six months ended December 31, 2010. Ongoing global economic conditions have impacted currency exchange rates.

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

Period	Average Euro-to- U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2009	1.43	1.64
Quarter ended December 31, 2009	1.48	1.63
Quarter ended March 31, 2010	1.39	1.56
Quarter ended June 30, 2010	1.28	1.49
Quarter ended September 30, 2010	1.29	1.55
Quarter ended December 31, 2010	1.36	1.58

During the three months ended December 31, 2010 as compared to the three months ended December 31, 2009, the U.S. dollar strengthened against most major foreign currencies we use to transact our business. The average U.S. dollar strengthened versus the Euro by 7.9% and the Pound Sterling by 3.1%, which decreased our revenues and expenses for the three months ended December 31, 2010. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in a $6.6 million decrease or increase, as the case may be, to our revenues during the three months ended December 31, 2010.

We currently do not hedge our exposure to foreign currency risks. During the six months ended December 31, 2010 and 2009, we recognized net foreign currency transaction losses in our consolidated statements of operations of $3.8 million and $1.3 million, respectively.

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

Our operations and performance depend on worldwide economic conditions, which have deteriorated significantly in many countries where our products and services are sold, and may remain depressed for the foreseeable future. These conditions make it difficult for our customers and potential customers to accurately forecast and plan future business activities, and could cause our customers and potential customers to slow, reduce or refrain from spending on our products. In addition, external factors that affect our business have been and may continue to be impacted by the global economic slowdown. Examples include:

•

Automobile Usage—Number of Miles Driven: In calendar year 2009, the number of miles driven in the United States and several of our large western European markets declined due to higher gasoline prices and difficult economic conditions. In calendar year 2010, the number of miles driven in the United States increased versus calendar years 2009 and 2008. Fewer miles driven can result in fewer automobile accidents, which can reduce the transaction-based fees that we generate.

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

•

Sales of New and Used Vehicles: According to industry sources, global vehicle sales: declined by approximately 8.7% in calendar year 2009 to 63.9 million units; increased in calendar year 2010 by approximately 12.5% to 71.7 million units; and are expected to increase in calendar year 2011 by approximately 5.4% to 75.6 million units. Fewer new light vehicle sales can result in fewer insured vehicles on the road and fewer automobile accidents, which can reduce the transaction-based fees that we generate.

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

Our contracts with insurance companies generally require time-consuming authorization procedures by the customer, which can result in additional delays between when we incur development costs and when we begin generating revenues from those software or service offerings. In addition, we incur significant operating expenses while we are researching and designing new software and related services, and we typically do not receive corresponding payments in those same periods. As a result, the number of new software and service offerings that we are able to implement, successfully or otherwise, can cause significant variations in our cash flow from operations, and we may experience a decrease in our net income as we incur the expenses necessary to develop and design new software and services. Accordingly, our quarterly and annual revenues and operating results may fluctuate significantly from period to period.

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

During the six months ended December 31, 2010, we generated approximately 78% of our revenues outside the U.S. and we expect revenues from non-U.S. markets to continue to represent a majority of our total revenues. Business and operations in individual countries are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, currency exchange controls and repatriation of earnings. Our results are also subject to the difficulties of coordinating our activities across more than 50 different countries. Furthermore, our business strategy includes expansion of our operations into new and developing markets, which will require even greater international coordination, expose us to additional local government regulations and involve markets in which we do not have experience or established operations. In addition, our operations in each country are vulnerable to changes in socio-economic conditions and monetary and fiscal policies, intellectual property protection disputes, the settlement of legal disputes through foreign legal systems, the collection of receivables through foreign legal systems, exposure to possible expropriation or other governmental actions, unsettled political conditions, possible terrorist attacks and pandemic disease. These and other factors may harm our operations in those countries and therefore our business and results of operations.

We have a large amount of goodwill and other intangible assets as a result of acquisitions. Our earnings will be harmed if we suffer an impairment of our goodwill or other intangible assets.

We have a large amount of goodwill and other intangible assets and are required to perform an annual, or in certain situations a more frequent, assessment for possible impairment for accounting purposes. At December 31, 2010, we had goodwill and other intangible assets of $936.8 million. If we do not achieve our planned operating results or other factors impair these assets, we may be required to incur a non-cash impairment charge. Any impairment charges in the future will adversely affect our results of operations.

We may incur significant restructuring and severance charges in future periods, which would harm our operating results and cash position or increase debt.

We incurred restructuring charges of $1.5 million and $5.9 million for the six months ended December 31, 2010 and during fiscal year 2010, respectively. These charges consist primarily of termination benefits paid or to be paid to employees, lease obligations associated with vacated facilities and other costs incurred related to our restructuring initiatives. As of December 31, 2010, our remaining restructuring and severance obligations associated with these restructuring initiatives are $6.4 million.

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

We have a significant amount of indebtedness. As of December 31, 2010, our indebtedness, including current maturities, was $567.8 million, which matures in May 2014, and we have the ability to borrow an additional $50.0 million under our amended and restated senior credit facility. During the six months ended December 31, 2010, our aggregate interest expense was $14.7 million and cash paid for interest was $16.4 million.

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

Pursuant to agreements entered into prior to the CSG Acquisition, the noncontrolling stockholders of certain of our majority-owned subsidiaries have the right to require us to redeem their shares at the then fair market value. For financial statement reporting purposes, the estimated fair market value of these redeemable noncontrolling interests was $99.1 million at December 31, 2010. During the second quarter of fiscal year 2010, one of the noncontrolling stockholders exercised their right to require us to redeem their shares. In accordance with the terms of the associated shareholders agreement, we are actively negotiating with the noncontrolling stockholder on the redemption price. If we are unable to agree on a redemption price, the price will be determined by an independent third party based on the estimated fair market value of the shares, which we believe approximates the carrying value of these shares at December 31, 2010. We do not believe that we will be required to obtain a waiver under our senior secured credit facility for the purchase of these shares.

If the remaining redemption rights were exercised, such redemptions may require a waiver under our amended and restated senior credit facility. Obtaining such a waiver would be subject to conditions prevalent in the capital markets at that time, and could involve changes to the terms of our amended and restated senior credit facility, including changes that could result in our incurring additional interest expense. If we were not able to obtain such a waiver, we could be in breach of our amended and restated senior credit facility or in breach of our agreements with the noncontrolling stockholders.

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

Our effective tax rate could be adversely affected by our mix of earnings in countries with high versus low tax rates; by changes in the valuation of our deferred tax assets and liabilities; upon the distribution of earnings from our foreign subsidiaries in the form of dividends or otherwise; by the outcomes of examinations, audits or disputes by or with relevant tax authorities, or by changes in tax laws and regulations. There have been several U.S. domestic and international laws recently enacted which could impact our current or future effective tax rate and we are in the process of evaluating this impact. Significant judgment is required to determine the recognition and measurement attributes prescribed in ASC Topic No. 740-10, Income Taxes. In addition, ASC Topic No. 740-10 applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital.

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

While fiscal year 2010 was our third year since the CSG Acquisition for which we did not report a loss, we will need to maintain or increase revenues and maintain or reduce expenses, which include the amortization of the remaining $234.9 million of amortizable intangible assets that we had as of December 31, 2010 and interest expense associated with our indebtedness, to sustain or improve our profitability. We cannot assure you that we will achieve a significant level of profitability. Future decreases in profitability could reduce our stock price, and future net losses would reduce our stock price.

We depend on a limited number of key personnel who would be difficult to replace. If we lose the services of these individuals, or are unable to attract new talent, our business will be adversely affected.

We depend upon the ability and experience of our key personnel, who have substantial experience with our operations, the rapidly changing automobile insurance claims processing industry and the markets in which we offer our software and services. The loss of the services of one or more of our senior executives or key employees, particularly our Chairman of the Board, Chief Executive Officer and President, Tony Aquila, could harm our business and operations. On July 7, 2010, Renato Giger was appointed as our Chief Financial Officer, Treasurer and Assistant Secretary. Our failure to successfully integrate Mr. Giger into his role as our Chief Financial Officer could interrupt or harm our business and operations.

Our success depends on our ability to continue to attract, manage and retain other qualified management, sales and technical personnel as we grow. We may not be able to continue to attract or retain such personnel in the future.

Our business depends on our brands, and if we are not able to maintain and enhance our brands, our business and operating results could be harmed.

We believe that the brand identity that we have developed and acquired has significantly contributed to the success of our business. We also believe that maintaining and enhancing our brands, such as Audatex, ABZ, Hollander, Informex, Sidexa, HPI, AUTOonline, Market Scan and IMS, are critical to the expansion of our software and services to new customers in both existing and new markets. Maintaining and enhancing our brands may require us to make substantial investments and these investments may not be successful. If we fail to promote and maintain our brands or if we incur excessive expenses in this effort, our business, operating results and financial condition will be harmed. We anticipate that, as our markets become increasingly competitive, maintaining and enhancing our brands may become increasingly difficult and expensive. Maintaining and enhancing our brands will depend largely on our ability to be a technology innovator, to continue to provide high quality software and services and protect and defend our brand names and trademarks, which we may not do successfully. To date, we have not engaged in extensive direct brand promotion activities, and we may not successfully implement brand enhancement efforts in the future.

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

We began paying a quarterly cash dividend of $0.0625 per share outstanding of common stock and per outstanding restricted stock unit to stockholders and restricted stock unit holders of record in the quarter ended September 30, 2009. On July 19, 2010, we announced that our Board of Directors approved an increase in our quarterly cash dividend to $0.075 per outstanding share of common stock and per outstanding restricted stock unit. On February 2, 2011, we announced that the Audit Committee of our Board of Directors approved the payment of a cash dividend of $0.075 per share of outstanding common stock and per outstanding restricted stock unit. The Audit Committee has also approved a quarterly stock dividend equivalent of $0.075 per outstanding restricted stock unit granted to certain of our executive officers during fiscal year 2011 in lieu of the cash dividend, which dividend equivalent will be paid to the restricted stock unit holders as the restricted stock unit vests. The dividends are payable on March 1, 2011 to stockholders and restricted stock unit holders of record at the close of business on February 16, 2011. Any determination to pay dividends in future periods will be at the discretion of our board of directors. Our ability to pay dividends to holders of our common stock and restricted stock units in future periods may be limited by restrictive covenants under our amended and restated senior credit facility. As a result, your only opportunity to achieve a return on your investment in us could be if the market price of our common stock appreciates and you sell your shares at a profit. We cannot assure you that the market price for our common stock will ever exceed the price that you pay.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

10.1	Non-employee Director Compensation Program

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tony Aquila, Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Renato Giger, Chief Financial Officer and Treasurer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	These exhibits are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we incorporate them by reference.

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

February 7, 2011