Form 10-Q
period 2011-03-31
SOLERA HOLDINGS, INC
filed 2011-05-10
CIK 1324245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-33461

Solera Holdings, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-1103816
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7 Village Circle, Suite 100 Westlake, Texas 76262	(858) 724-1600
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)

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

The number of shares outstanding of the issuer’s common stock as of April 30, 2011 was 70,648,105.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SOLERA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2011	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$388,521	$240,522
Accounts receivable, net of allowance for doubtful accounts of $2,382 and $2,071 at March 31, 2011 and June 30, 2010, respectively	124,495	99,682
Other receivables	16,699	12,989
Other current assets	27,912	20,713
Deferred income tax assets	11,913	4,059

Total current assets	569,540	377,965
Property and equipment, net	57,010	53,255
Goodwill	712,108	635,709
Intangible assets, net	261,910	275,492
Other noncurrent assets	13,239	12,065
Noncurrent deferred income tax assets	46,183	2,167

Total assets	$1,659,990	$1,356,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,186	$25,420
Accrued expenses and other current liabilities	125,128	103,921
Income taxes payable	21,211	7,041
Deferred income tax liabilities	1,935	1,673
Current portion of long-term debt	5,942	5,442

Total current liabilities	185,402	143,497
Long-term debt	582,508	538,018
Other noncurrent liabilities	25,015	34,140
Noncurrent deferred income tax liabilities	34,364	33,752

Total liabilities	827,289	749,407
Redeemable noncontrolling interests	109,155	94,431
Stockholders’ equity:
Solera Holdings, Inc. stockholders’ equity:
Common shares, $0.01 par value: 150,000 shares authorized; 70,608 and 70,017 issued and outstanding as of March 31, 2011 and June 30, 2010, respectively	560,201	545,048
Retained earnings	141,059	22,550
Accumulated other comprehensive income (loss)	13,211	(60,583)

Total Solera Holdings, Inc. stockholders’ equity	714,471	507,015
Noncontrolling interests	9,075	5,800

Total stockholders’ equity	723,546	512,815

Total liabilities and stockholders’ equity	$1,659,990	$1,356,653

See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Revenues	$175,545	$162,542	$502,613	$476,629

Cost of revenues:
Operating expenses	33,569	32,340	98,408	99,028
Systems development and programming costs	16,905	16,651	49,664	52,150

Total cost of revenues (excluding depreciation and amortization)	50,474	48,991	148,072	151,178
Selling, general and administrative expenses	50,095	46,306	136,768	128,113
Depreciation and amortization	20,575	22,396	60,481	66,716
Restructuring charges, asset impairments, and other costs associated with exit and disposal activities	716	1,561	2,215	5,021
Acquisition and related costs	1,144	820	2,981	2,958
Interest expense	7,506	7,876	22,189	25,250
Other (income) expense, net	(3,154)	58	(481)	613

	127,356	128,008	372,225	379,849

Income before provision for income taxes	48,189	34,534	130,388	96,780
Income tax provision (benefit)	(35,165)	9,150	(18,842)	23,590

Net income	83,354	25,384	149,230	73,190
Less: Net income attributable to noncontrolling interests	3,261	2,799	9,094	7,344

Net income attributable to Solera Holdings, Inc.	$80,093	$22,585	$140,136	$65,846

Net income attributable to Solera Holdings, Inc. per common share:
Basic	$1.13	$0.32	$1.99	$0.94

Diluted	$1.13	$0.32	$1.98	$0.94

Dividends paid per share	$0.08	$0.06	$0.23	$0.19

Weighted-average shares used in the calculation of net income attributable to Solera Holdings, Inc. per common share:
Basic	70,480	69,722	70,235	69,493

Diluted	70,818	69,916	70,563	69,654

See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$149,230	$73,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,481	66,716
Provision for doubtful accounts	1,344	982
Stock-based compensation	10,388	6,964
Deferred income taxes	(56,113)	(1,832)
Other	(738)	(242)
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Increase in accounts receivable	(14,777)	(12,594)
Increase in other assets	(7,193)	(5,770)
Increase in accounts payable	2,079	745
Increase (decrease) in accrued expenses and other liabilities	18,876	(2,026)

Net cash provided by operating activities	163,577	126,133

Cash flows from investing activities:
Capital expenditures	(13,913)	(19,117)
Acquisitions and capitalization of intangible assets	(1,561)	(2,055)
Proceeds from sale of property and equipment	1,380	—
Acquisitions of and investments in businesses, net of cash acquired	(5,030)	(87,442)
Proceeds from sales and maturities of short-term investments	42,826	12,094
Purchases of short-term investments	(42,826)	—
Decrease (increase) in restricted cash	3,185	(2,491)

Net cash used in investing activities	(15,939)	(99,011)

Cash flows from financing activities:
Payments of contingent purchase consideration	(413)	—
Acquisition of additional shares in majority-owned subsidiary	(13,080)	—
Principal payments on financed asset acquisitions	(1,923)	(2,636)
Repayments of long-term debt	(4,334)	(4,481)
Cash dividends paid on common shares and participating securities	(15,910)	(13,148)
Cash dividends paid to noncontrolling interests	(6,373)	(3,722)
Proceeds from issuances of common shares under stock award plans	10,796	6,269

Net cash used in financing activities	(31,237)	(17,718)

Effect of foreign currency exchange rate changes on cash and cash equivalents	31,598	(1,672)

Net change in cash and cash equivalents	147,999	7,732
Cash and cash equivalents, beginning of period	240,522	223,420

Cash and cash equivalents, end of period	$388,521	$231,152

Supplemental cash flow information:
Cash paid for interest	$23,250	$25,020
Cash paid for income taxes	$27,961	$33,698
Supplemental disclosure of non-cash investing and financing activities:
Capital assets financed	$2,179	$3,622
Accrued contingent purchase consideration	$800	$3,274

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

Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”), and therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated financial statements for the periods presented reflect all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the fiscal year ended June 30, 2010, included in our Annual Report on Form 10-K filed with the SEC on September 2, 2010 and our Current Report on Form 8-K filed with the SEC on May 2, 2011. Our operating results for the three and nine month periods ended March 31, 2011 are not necessarily indicative of the results that may be expected for any future periods.

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

The computation of basic and diluted net income attributable to Solera Holdings, Inc. per common share using the two-class method is as follows for the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Basic net income attributable to Solera Holdings, Inc. per common share calculation
Net income attributable to Solera Holdings, Inc.	$80,093	$22,585	$140,136	$65,846
Less: Dividends paid and undistributed earnings allocated to participating securities	(381)	(157)	(707)	(547)

Net income attributable to common shares – basic	$79,712	$22,428	$139,429	$65,299

Weighted-average number of common shares	70,521	69,894	70,304	69,720
Less: Weighted-average common shares subject to repurchase	(41)	(172)	(69)	(227)

Weighted-average number of common shares used to compute basic net income attributable to Solera Holdings, Inc. per common share	70,480	69,722	70,235	69,493

Basic net income attributable to Solera Holdings, Inc. per common share	$1.13	$0.32	$1.99	$0.94

Diluted net income attributable to Solera Holdings, Inc. per common share
Net income attributable to Solera Holdings, Inc.	$80,093	$22,585	$140,136	$65,846
Less: Dividends paid and undistributed earnings allocated to participating securities	(379)	(157)	(704)	(547)

Net income attributable to common shares – diluted	$79,714	$22,428	$139,432	$65,299

Weighted-average number of common shares used to compute basic net income attributable to Solera Holdings, Inc. per common share	70,480	69,722	70,235	69,493
Diluted effect of options to purchase common stock and restricted stock units	338	194	328	161

Weighted-average number of common shares used to compute diluted net income attributable to Solera Holdings, Inc. per common share	70,818	69,916	70,563	69,654

Diluted net income attributable to Solera Holdings, Inc. per common share	$1.13	$0.32	$1.98	$0.94

The following securities that could potentially dilute earnings per share in the future are not included in the determination of diluted net income attributable to Solera Holdings, Inc. per common share (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Antidilutive options to purchase common stock and restricted stock units	32	33	90	49

3. Contingent Purchase Consideration

In connection with business combinations completed since fiscal year 2009, we may be required to make contingent cash payments through fiscal year 2014 subject to the achievement of certain financial performance and product-related targets. At March 31, 2011, the maximum aggregate amount of remaining contingent cash payments to be paid is $21.2 million, of which $12.1 million would be recognized as additional goodwill when earned, $1.2 million was accrued to goodwill at the acquisition date, and the remaining $7.9 million is considered compensatory and is being charged against income as earned.

4. Goodwill and Intangible Assets

Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31, 2011			June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortized intangible assets:
Internally developed software	$20,073	$5,880	$14,193	$16,094	$2,257	$13,837
Purchased customer relationships	216,074	124,408	91,666	199,404	102,041	97,363
Purchased tradenames and trademarks	18,813	18,774	39	16,007	15,958	49
Purchased software and database technology	352,031	235,296	116,735	312,861	184,776	128,085
Other	6,072	1,186	4,886	5,269	161	5,108

	$613,063	$385,544	$227,519	$549,635	$305,193	$244,442

Intangible assets not subject to amortization:
Purchased tradenames and trademarks with indefinite lives	34,391	—	34,391	31,050	—	31,050

	$647,454	$385,544	$261,910	$580,685	$305,193	$275,492

Goodwill

The following table summarizes the activity in goodwill for the nine months ended March 31, 2011 (in thousands):

	Balance at Beginning of Period	Other (2)	Foreign Currency Translation Effect	Balance at End of Period
EMEA (1)	$465,854	$1,886	$60,643	$528,383
Americas (1)	169,855	139	13,731	183,725

Total	$635,709	$2,025	$74,374	$712,108

(1)	As described further in Note 13, in the first quarter of fiscal year 2011, we transferred our Netherlands operating segment from our EMEA reportable segment to our Americas reportable segment. The balances presented above reflect the inclusion of our Netherlands operating segment in our Americas reportable segment for all periods.
(2)	Primarily relates to £1.2 million contingent cash payment earned by the sellers of HPI in fiscal year 2011.

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

The following table summarizes the activity in the liabilities associated with our restructuring initiatives and other exit and disposal activities for the nine months ended March 31, 2011 (in thousands):

	Employee Termination Benefits	Leases	Other	Total
Balance at beginning of period	$1,851	$4,717	$1,796	$8,364
Restructuring charges, asset impairments and other costs associated with exit and disposal activities	1,086	1,784	(655)	2,215
Cash payments	(2,051)	(1,823)	(1,129)	(5,003)
Other	(139)	451	(12)	300
Effect of foreign exchange	132	—	—	132

Balance at end of period	$879	$5,129	$—	$6,008

In July 2010, we announced the relocation of our corporate headquarters and global executive team from San Diego, California to the Dallas-Fort Worth, Texas metroplex (the “Corporate Relocation Plan”). The primary objectives of the Corporate Relocation Plan are to provide us with access to a broader employee recruitment pool; improved labor arbitrage and other cost efficiencies; and improved mobility and access to our markets around the world. The relocation is expected to improve the effectiveness of our senior management team and our operations, and result in long-term cost savings. Under the Corporate Relocation Plan, we anticipate incurring restructuring charges of approximately $2.5 million, primarily consisting of relocation benefits paid to current employees, facility relocation costs and termination benefits for corporate employees that are not relocating. The restructuring charges anticipated to be incurred under the Corporate Relocation Plan are expected to be paid through fiscal year 2012. During the nine months ended March 31, 2011, we incurred restructuring charges of $1.8 million under the Corporate Relocation Plan.

In July 2010, we initiated a restructuring plan in our Americas segment (the “Americas 2011 Restructuring Plan”). The primary objective of the Americas 2011 Restructuring Plan is to create more appropriate resource levels and efficiencies for various functional groups in our North American operations. Under the Americas 2011 Restructuring Plan, we anticipate terminating approximately 50 employees and incurring expenses related to termination benefits of approximately $1.3 million. The termination benefits under the Americas 2011 Restructuring Plan are expected to be paid during fiscal year 2012. During the nine months ended March 31, 2011, we incurred restructuring charges of $0.9 million under the Americas 2011 Restructuring Plan.

In prior fiscal years, we initiated restructuring plans in our Americas and EMEA segments (the “Prior Restructuring Plans”). Under the Prior Restructuring Plans, as of March 31, 2011, we have a remaining lease-related restructuring liability of $5.0 million, which we will pay through July 2013, and employee termination benefits of $0.6 million, which we anticipate paying during fiscal year 2011. During the nine months ended March 31, 2011, we reversed $0.5 million of previously recognized restructuring charges related to the Prior Restructuring Plans.

The following table summarizes restructuring charges, asset impairments and other costs associated with exit and disposal activities for the periods indicated (in thousands):

	Corporate Relocation Plan	Americas 2011 Restructuring Plan	Prior Restructuring Plans	Total
Three Months Ended March 31, 2011:
Employee termination benefits	$—	$429	$(142)	$287
Leases	410	—	(127)	283
Other	85	—	61	146

Total restructuring charges, asset impairments, and other costs associated with exit and disposal activities	$495	$429	$(208)	$716

Three Months Ended March 31, 2010:
Employee termination benefits	$—	$—	$110	$110
Leases	—	—	521	521
Other	—	—	930	930

Total restructuring charges, asset impairments, and other costs associated with exit and disposal activities	$—	$—	$1,561	$1,561

Nine Months Ended March 31, 2011:
Employee termination benefits	$295	$884	$(93)	$1,086
Leases	410	—	1,374	1,784
Other	1,089	—	(1,744)	(655)

Total restructuring charges, asset impairments, and other costs associated with exit and disposal activities	$1,794	$884	$(463)	$2,215

Nine Months Ended March 31, 2010:
Employee termination benefits	$—	$—	$(473)	$(473)
Leases	—	—	2,111	2,111
Other	—	—	3,058	3,058

Total restructuring charges	—	—	4,696	4,696
Other costs associated with exit and disposal activities	—	—	325	325

Total restructuring charges, asset impairments, and other costs associated with exit and disposal activities	$—	$—	$5,021	$5,021

6. Stockholders’ Equity and Redeemable Noncontrolling Interests

The following table sets forth a reconciliation of stockholders’ equity and redeemable noncontrolling interests for the periods indicated (in thousands):

	Stockholders’ Equity Attributable to Solera Holdings, Inc.
					Accumulated	Total Solera
	Common Shares			Retained Earnings	Other Comprehensive Income (Loss)	Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares	Amount
Balance at June 30, 2010	70,017	$545,048		$22,550	$(60,583)	$507,015	$5,800	$512,815	$94,431
Components of comprehensive income:
Net income attributable to Solera Holdings, Inc. and noncontrolling interests	—	—		140,136	—	140,136	3,266	143,402	5,828
Foreign currency translation adjustments	—	—		—	67,475	67,475	831	68,306	15,830
Unrealized gain on derivative instruments, net of tax	—	—		—	6,319	6,319	—	6,319	—

Total comprehensive income						213,930	4,097	218,027	21,658

Stock-based compensation	—	10,388		—	—	10,388	—	10,388	—
Issuance of common shares under stock award plans, net	591	10,796		—	—	10,796	—	10,796	—
Dividends paid on common stock and participating securities	—	—		(15,910)	—	(15,910)	—	(15,910)	—
Dividends paid to noncontrolling owners	—	—		—	—	—	(1,418)	(1,418)	(4,955)
Acquisition of additional ownership interest in majority-owned subsidiary	—	2,863	(1)	—	—	2,863	—	2,863	(15,994	)(1)
Revaluation of and additions to noncontrolling interests	—	(8,894)		(5,717)	—	(14,611)	596	(14,015)	14,015

Balance at March 31, 2011	70,608	$560,201		$141,059	$13,211	$714,471	$9,075	$723,546	$109,155

	Stockholders’ Equity Attributable to Solera Holdings, Inc.
			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Solera Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Common Shares
	Shares	Amount
Balance at June 30, 2009	69,531	$526,547	$(44,335)	$3,674	$485,886	$6,929	$492,815	$92,012
Components of comprehensive income:
Net income attributable to Solera Holdings, Inc. and noncontrolling interests	—	—	65,846	—	65,846	2,252	68,098	5,092
Foreign currency translation adjustments	—	—	—	(24,676)	(24,676)	53	(24,623)	(4,187)
Unrealized gain on derivative instruments, net of tax	—	—	—	6,113	6,113	—	6,113	—

Total comprehensive income					47,283	2,305	49,588	905

Stock-based compensation	—	6,964	—	—	6,964	—	6,964	—
Issuance of common shares under stock award plans, net	421	6,269	—	—	6,269	—	6,269	—
Dividends paid on common stock and participating securities	—	—	(13,148)	—	(13,148)	—	(13,148)	—
Dividends paid to noncontrolling owners	—	—	—	—	—	(2,073)	(2,073)	(1,649)
Revaluation of and additions to noncontrolling interests	—	13,942	—	—	13,942	—	13,942	1,407

Balance at March 31, 2010	69,952	$553,722	$8,363	$14,889	$547,196	$7,161	$554,357	$92,675

(1)	In March 2011, we acquired an additional 15% ownership interest in our Audatex Espana, S.A. majority-owned subsidiary for a cash payment of €9.3 million ($13.1 million).

7. Comprehensive Income

Comprehensive income consists of the following (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Net income	$83,354	$25,384	$149,230	$73,190
Other comprehensive income:
Foreign currency translation adjustments	40,756	(38,175)	84,136	(28,810)
Unrealized net gain on derivative instruments	1,025	1,805	6,319	6,113

Total comprehensive income (loss)	$125,135	$(10,986)	$239,685	$50,493
Comprehensive income (loss) attributable to noncontrolling interests	11,388	(3,338)	25,755	3,210

Comprehensive income (loss) attributable to Solera Holdings, Inc.	$113,747	$(7,648)	$213,930	$47,283

The majority of our assets and liabilities, including goodwill, intangible assets and long-term debt, are carried in functional currencies other than the U.S. dollar, primarily the Euro, Pound Sterling, and Swiss franc. We translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period for our condensed consolidated statement of income and certain components of stockholders’ equity and the exchange rate at the end of that period for the condensed consolidated balance sheet. These translations resulted in a foreign currency translation adjustment of $67.5 million during the nine months ended March 31, 2011, which was caused by a weakening in the value of the U.S. dollar versus certain foreign currencies, including the Euro. Generally, the weakening of the U.S. dollar during the nine months ended March 31, 2011 resulted in increases to the U.S. dollar value of certain of our assets and liabilities from June 30, 2010 to March 31, 2011, as presented in the accompanying condensed consolidated balance sheets, although the corresponding local currency balances may have increased only slightly, decreased or remain unchanged.

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

The following table summarizes the fair value of our derivative financial instruments, which are included in other noncurrent liabilities in the accompanying condensed consolidated balance sheets (in thousands):

	March 31, 2011	June 30, 2010
U.S. dollar interest rate swaps	$2,008	$7,672
Euro interest rate swaps	1,050	4,441

Total	$3,058	$12,113

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

The following table summarizes the outstanding derivatives designated as cash flow hedges as of March 31, 2011 (notional amounts in thousands):

Type	Fixed Rate	Start Date of Swap	End Date of Swap	Notional Amount Outstanding
U.S. dollar interest rate swap	5.4450%	06/29/2007	6/30/2011	$50,000
U.S. dollar interest rate swap	5.4180%	06/29/2007	6/30/2011	$31,465
U.S. dollar interest rate swap	5.4450%	06/29/2007	6/30/2011	$75,000
Euro interest rate swap	4.6790%	06/29/2007	6/30/2011	€26,181
Euro interest rate swap	4.6850%	06/29/2007	6/30/2011	€60,000

The following table summarizes the effect of the interest rate swaps on the accompanying condensed consolidated statements of income and accumulated other comprehensive income (loss) (“AOCI”) for the periods indicated (in thousands):

Derivative Financial Instruments	Loss Recognized in AOCI on Derivatives (1)	Location of Loss Reclassified from AOCI into Income (1)	Loss Reclassified from AOCI into Income (1)	Location of Gain (Loss) Recognized in Income on Derivatives (2)	Gain (Loss) Recognized in Income on Derivatives (2)
Three Months Ended March 31, 2011:
U.S. dollar interest rate swaps	$(78)	Interest Expense	$(2,067)	Interest Expense	$6
Euro interest rate swaps	(58)	Interest Expense	(1,161)	Interest Expense	(7)

Total	$(136)		$(3,228)		$(1)

Three Months Ended March 31, 2010:
U.S. dollar interest rate swaps	$(1,159)	Interest Expense	$(2,308)	Interest Expense	$(9)
Euro interest rate swaps	(614)	Interest Expense	(1,694)	Interest Expense	(5)

Total	$(1,773)		$(4,002)		$(14)

Nine months Ended March 31, 2011:
U.S. dollar interest rate swaps	$(772)	Interest Expense	$(6,392)	Interest Expense	$28
Euro interest rate swaps	(548)	Interest Expense	(3,914)	Interest Expense	(40)

Total	$(1,320)		$(10,306)		$(12)

Nine months Ended March 31, 2010:
U.S. dollar interest rate swaps	$(3,620)	Interest Expense	$(7,035)	Interest Expense	$18
Euro interest rate swaps	(2,231)	Interest Expense	(5,377)	Interest Expense	2

Total	$(5,851)		$(12,412)		$20

(1)	Effective portion.
(2)	Ineffective portion and amount excluded from effectiveness testing.

9. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements at March 31, 2011 Using:
	Fair Value at March 31, 2011	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$388,521	$388,521	$—	$—
Restricted cash (1)	2,825	2,825	—	—
Derivative financial instruments (2)	3,058	—	3,058	—
Accrued contingent purchase consideration (3)	1,223	—	—	1,223
Redeemable noncontrolling interests (4)	87,981	—	8,745	79,236

		Fair Value Measurements at June 30, 2010 Using:
	Fair Value at June 30, 2010	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$240,522	$240,522	$—	$—
Restricted cash (1)	5,409	5,409	—	—
Derivative financial instruments (2)	12,113	—	12,113	—
Accrued contingent purchase consideration (3)	732	—	—	732
Redeemable noncontrolling interests (4)	81,641	—	—	81,641

(1)	Included in other current assets and other noncurrent assets in the accompanying condensed consolidated balance sheets.
(2)	Included in other noncurrent liabilities in the accompanying condensed consolidated balance sheets.
(3)	Included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.
(4)	Does not include the redeemable noncontrolling interest of AUTOonline, which is redeemable at ten times AUTOonline’s consolidated earnings before interest expense, income tax expense, depreciation and amortization which is not necessarily indicative of fair value.

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

Accrued contingent purchase consideration. We accrue contingent future cash payments related to acquisitions completed after June 30, 2009 at fair value as of the acquisition date and re-measure the payments at fair value at each reporting date. We estimate the fair value of future contingent purchase consideration based on the weighted probabilities of potential future payments that would be earned upon achievement by the acquired business of certain financial performance and product-related targets. We determined such probabilities using information as of the reporting date, including recent financial performance of the acquired business (Level 3 inputs). The net increase in accrued contingent purchase consideration during fiscal year 2011 resulted from accrued contingent purchase consideration resulting from an acquisition in fiscal year 2011, cash payments to the sellers and the effect of fluctuations in foreign currency exchange rates.

Redeemable noncontrolling interests. Historically, we have estimated the fair value of our redeemable noncontrolling interests through an income approach, utilizing a discounted cash flow model, and a market approach, which considers comparable companies and transactions (Level 3 inputs).

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

As described in Note 6, in March 2011, we acquired an additional 15% ownership interest in our Audatex Espana majority-owned subsidiary for a cash payment of €9.3 million ($13.1 million). At March 31, 2011, we estimated the fair value of the remaining redeemable noncontrolling interest in Audatex Espana based on our purchase price for the 15% ownership interest, a Level 2 input, as we believe this transaction represents the best estimate of fair value.

The following table summarizes the activity in redeemable noncontrolling interests which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated (in thousands):

	Nine Months Ended March 31,
	2011	2010
Balance at beginning of period	$81,641	$92,012
Net income attributable to redeemable noncontrolling interests	4,706	4,488
Change in fair value	8,994	(13,111)
Dividends paid to noncontrolling owners	(4,723)	(1,649)
Acquisition of an additional 15% ownership interest in Audatex Espana from noncontrolling owners	(15,994)	—
Transfer of the remaining Audatex Espana redeemable noncontrolling interest to Level 2	(8,745)	—
Effect of foreign exchange	13,357	(4,154)

Balance at end of period	$79,236	$77,586

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

No assets or liabilities were required to be measured at fair value on a nonrecurring basis during the nine months ended March 31, 2011.

Fair Value of Other Financial Instruments

	Carrying Value at March 31, 2011	Fair Value at March 31, 2011
Senior secured domestic term loan	$212,599	$212,599
Senior secured European term loan	357,813	357,813
Subordinated note payable	18,038	21,224

Total debt	$588,450	$591,636

	Carrying Value at June 30, 2010	Fair Value at June 30, 2010
Senior secured domestic term loan	$214,260	$214,260
Senior secured European term loan	312,245	312,245
Subordinated note payable	16,955	19,233

Total debt	$543,460	$545,738

The carrying value of our senior secured credit facility approximates fair value due to the facility’s variable interest rate. The estimated fair value of the subordinated note payable issued to the seller in connection with our acquisition of HPI was determined using a discounted cash flow model.

10. Share-based compensation

Share-Based Award Activity

The following table summarizes restricted stock and restricted stock unit activity during the nine months ended March 31, 2011:

	Number of Shares (in thousands)	Weighted Average per Share Grant Date Fair Value
Nonvested at beginning of period	454	$20.77
Granted	244	$46.24
Vested	(239)	$24.71
Forfeited	(95)	$30.23

Nonvested at end of period	364	$34.00

The following table summarizes stock option activity during the nine months ended March 31, 2011:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period	1,800	$26.65
Granted	477	$43.34
Exercised	(436)	$24.82
Canceled	(229)	$29.55

Outstanding at end of period	1,612	$31.85	6.24	$31,721

Exercisable at end of period	428	$25.49	6.15	$10,956

Of the stock options outstanding at March 31, 2011, approximately 1.6 million are vested or expected to vest.

Cash received from the exercise of stock options was $10.8 million during the nine months ended March 31, 2011. The intrinsic value of stock options exercised during the nine months ended March 31, 2011 and 2010 totaled $9.8 million and $3.5 million, respectively.

Valuation of Share-Based Awards

We estimated the grant date fair value of stock options granted during the periods indicated utilizing the Black-Scholes option pricing model with the following assumptions:

	Risk-Free Interest Rate	Expected Term (in years)	Weighted Average Expected Stock Price Volatility	Expected Dividend Yield	Weighted Average Per Share Grant Date Fair Value
Nine months Ended March 31, 2011	1.4%	4.6	33%	0.7%	$12.09
Nine months Ended March 31, 2010	2.2%	4.7	30%	0.9%	$7.93

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

Share-Based Compensation Expense

Share-based compensation expense, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income, was $5.6 million and $10.4 million for the three and nine months ended March 31, 2011, respectively, and $3.5 million and $7.0 million for the three and nine months ended March 31, 2010, respectively. At March 31, 2011, the estimated total remaining unamortized compensation expense, net of forfeitures, associated with share-based awards was $23.3 million, which we expect to recognize over a weighted-average period of 2.8 years.

11. Defined Benefit Pension Plans

Our foreign subsidiaries sponsor various defined benefit pension plans and individual defined benefit arrangements covering certain eligible employees. We base the benefits under these pension plans on years of service and compensation levels. Funding is limited to statutory requirements.

The components of net pension expense were as follows for the periods indicated (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Service cost — benefits earned during the period	$823	$660	$2,382	$2,015
Interest cost on projected benefits	936	932	2,687	2,892
Expected return on plan assets	(647)	(688)	(1,856)	(2,138)
Amortization of gain	—	(67)	—	(209)

Net pension expense	$1,112	$837	$3,213	$2,560

12. Provision For Income Taxes

We recorded an income tax provision (benefit) of $(35.2) million and $(18.8) million for the three and nine months ended March 31, 2011, respectively, and $9.1 million and $23.6 million for the three and nine months ended March 31, 2010, respectively. The expected tax provision derived from applying the U.S. federal statutory rate to our income before income tax provision for the nine months ended March 31, 2011 differed from our recorded income tax provision (benefit) primarily due to the release of $50.7 million of the valuation allowance on our U.S. net deferred tax assets in the third quarter of fiscal year 2011 and higher earnings in jurisdictions with lower income tax rates which are indefinitely reinvested. These benefits are partially offset by certain foreign valuation allowances and withholding taxes.

As expected, we released $50.7 million of the $54.1 million valuation allowance on our U.S. net deferred tax assets during the third quarter of fiscal year 2011. The release of the valuation allowance on our U.S. net deferred tax assets was the result of our recent sustained history of operating profitability and the determination by management that the future realization of the net deferred tax assets was judged to be more-likely-than-not. At March 31, 2011, the remaining valuation allowance on our U.S. net deferred tax assets is $3.4 million. We exercise significant judgment relating to the projection of future taxable income to determine the recoverability of any tax assets recorded on the balance sheet. If judgments regarding recoverability of deferred tax assets change in future periods, we could be required to record valuation allowances against deferred tax assets in future periods. Based on the weight of all available positive and negative evidence, we believe it is more-likely-than-not that that we will be able to realize our U.S. deferred tax assets within the respective carryforward and reversal periods.

On December 17, 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (the “Act”) was signed and enacted into law. The Act extends the research credit and certain international tax laws through December 31, 2011. There have also been several international tax laws recently enacted which could impact our effective tax rate and we are in the process of evaluating this impact. Our income tax provision for the three and nine months ended March 31, 2011 reflects the immediate impact, if any, of the enactment of these laws.

In February 2009, the California 2009-2010 budget legislation was signed into law. One of the major components of this legislation is our ability to elect an alternative apportionment methodology beginning in fiscal year 2012. We intend to make this election. We anticipate that the result of making this election will decrease our future state income tax obligations and state tax credit utilization in California.

Gross unrecognized tax benefits as of March 31, 2011 and June 30, 2010 were $8.9 million and $5.6 million, respectively. No significant interest and penalties have been accrued during fiscal year 2011. Pursuant to the terms of the acquisition agreements, the sellers in our business combinations have indemnified us for all tax liabilities related to the pre-acquisition periods. We are liable for any tax assessments for the post-acquisition periods for our U.S. and foreign jurisdictions. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next twelve months.

13. Segment and Geographic Information

We have aggregated our operating segments into two reportable segments: EMEA and Americas. In the first quarter of fiscal year 2011, we announced the formation of the Highly Established Market Initiatives Region (“HEMI Region”), which aligns our operations in the United States, Canada and the Netherlands. Each country in the HEMI Region represents a large, well-established market, and the alignment of these three markets is designed to enable them to better leverage their collective resources and cross-pollinate products and services in order to grow the region.

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

Our chief operating decision maker is our Chief Executive Officer. We evaluate the performance of our reportable segments based on revenues, income before provision for income taxes, and adjusted EBITDA, a non-GAAP financial measure that represents GAAP net income excluding interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, restructuring charges, asset impairments and other costs associated with exit and disposal activities, acquisition and related costs, and other (income) expense, net. We do not allocate certain costs, including costs related to our financing activities, business development and oversight, and tax, audit and other professional fees, to our reportable segments. Instead, we manage these costs at the Corporate level.

(in thousands)	EMEA	Americas	Corporate	Total
Three Months Ended March 31, 2011:
Revenues	$100,130	$75,415	$—	$175,545
Income (loss) before provision for income taxes	35,136	35,068	(22,015)	48,189
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	12,987	7,588	—	20,575
Interest expense	364	8	7,134	7,506
Other (income) expense, net	(1,408)	(244)	(1,502)	(3,154)
Three Months Ended March 31, 2010:
Revenues	93,673	68,869	—	162,542
Income (loss) before provision for income taxes	27,032	25,134	(17,632)	34,534
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	13,985	8,411	—	22,396
Interest expense	368	31	7,477	7,876
Other (income) expense, net	285	(75)	(152)	58
Nine months Ended March 31, 2011:
Revenues	286,737	215,876	—	502,613
Income (loss) before provision for income taxes	96,508	93,096	(59,216)	130,388
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	38,147	22,334	—	60,481
Interest expense	1,086	31	21,072	22,189
Other (income) expense, net	(49)	(781)	349	(481)
Nine months Ended March 31, 2010:
Revenues	272,730	203,899	—	476,629
Income (loss) before provision for income taxes	81,719	64,375	(49,314)	96,780
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	41,685	25,031	—	66,716
Interest expense	1,132	226	23,892	25,250
Other (income) expense, net	1,080	(525)	58	613
Total assets as of March 31, 2011	$1,106,872	$435,773	$117,345	$1,659,990
Total assets as of June 30, 2010	931,835	384,397	40,421	1,356,653

Geographic revenue information is based on the location of the customer and was as follows for the periods presented (in thousands):

	Europe *	United States	United Kingdom	Germany	All Other	Total
Three Months Ended March 31, 2011	$67,373	$36,346	$26,068	$20,333	$25,425	$175,545
Three Months Ended March 31, 2010	61,320	35,325	25,149	19,533	21,215	162,542
Nine months Ended March 31, 2011	189,558	107,374	75,020	59,431	71,230	502,613
Nine months Ended March 31, 2010	182,278	105,189	72,885	55,507	60,770	476,629

*	Excludes the United Kingdom and Germany.

14. Subsequent Events

On May 9, 2011, we announced that the Audit Committee of our Board of Directors approved the payment of a cash dividend of $0.075 per share of outstanding common stock and per outstanding restricted stock unit. The Audit Committee has also approved a quarterly stock dividend equivalent of $0.075 per outstanding restricted stock unit granted to certain of our executive officers during fiscal year 2011 in lieu of the cash dividend, which dividend equivalent will be paid to the restricted stock unit holders as the restricted stock unit vests. The dividends are payable on June 6, 2011 to stockholders and restricted stock unit holders of record at the close of business on May 23, 2011. Any determination to pay dividends in future periods will be at the discretion of our Board of Directors.

On April 23, 2011, we signed a definitive agreement (the “Purchase Agreement”) to acquire 100% of the membership interests of Explore Information Services, LLC (“Explore”), a leading U.S. provider of innovative data and analytics services used by automotive property and casualty insurers, for approximately $520.0 million payable in cash at closing. The closing of our acquisition of Explore is subject to satisfaction or waiver of customary closing conditions, including expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

Concurrently with the signing of the Purchase Agreement, we also entered into a commitment letter with Goldman Sachs Bank USA and Bank of America Merrill Lynch (collectively, the “Bridge Providers”) under which the Bridge Providers will provide senior unsecured bridge loans in an aggregate principal amount of $350.0 million (the “Bridge Facilities”) to backstop a portion of our purchase price for Explore. We will pay customary fees and expenses in connection with the commitment letter. We may issue senior notes, bank loans or other debt in lieu of all or a portion of the Bridge Facilities.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE

SECURITIES LITIGATION REFORM ACT OF 1995

This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are identified by the use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project” and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies and include, but are not limited to, statements about: increase in customer demand for our software and services; growth rates for the automobile insurance claims industry; growth rates for vehicle purchases; customer adoption rates for automated claims processing software and services; increases in customer spending on automated claims processing software and services; efficiencies resulting from automated claims processing; development or acquisition of claims processing products and services in areas other than automobile insurance; our relationship with insurance company customers as they continue global expansion; revenue growth resulting from the launch of new software and services; improvements in operating margins resulting from operational efficiency initiatives; increased utilization of our software and services resulting from increased severity; our expectations regarding the growth rates for vehicle insurance; changes in the amount of our existing unrecognized tax benefits; our revenue mix; our income taxes; restructuring plans, potential restructuring charges and their impact on our revenues; our operating expense growth and operating expenses as a percentage of our revenues; stability of our development and programming costs; growth of our selling, general and administrative expenses; decrease of total depreciation and amortization expense; decrease in interest expense and possible impact of future foreign currency fluctuations; growth of our acquisition and related costs; our ability to realize our U.S. deferred tax assets during the respective carryforward and reversal periods; our use of cash and liquidity position going forward; cash needs to service our debt; and the expected benefits of our Highly Established Market Initiatives Region.

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

The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2010 filed with the SEC on September 2, 2010 and our Current Report on Form 8-K filed with the SEC on May 2, 2011. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

All percentage amounts and ratios were calculated using the underlying data in whole dollars and may reflect rounding adjustments. Operating results for the three and nine months ended March 31, 2011 are not necessarily indicative of the results that may be expected for any future period. We describe the effects on our results that are attributed to the change in foreign currency exchange rates by measuring the incremental difference between translating the current and prior period results at the monthly average rates for the same period from the prior year.

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

We serve over 75,000 customers and are active in more than 50 countries with approximately 2,250 employees. Our customers include more than 1,500 automobile insurance companies, 38,000 collision repair facilities, 7,500 independent assessors and 27,000 automotive recyclers and auto dealers. We derive revenues from many of the world’s largest automobile insurance companies, including eight of the ten largest automobile insurance companies in Europe and nine of the ten largest automobile insurance companies in North America.

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

We evaluate the performance of our reportable segments based on revenues, income before provision for income taxes and adjusted EBITDA, a non-GAAP financial measure that represents GAAP net income excluding interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, restructuring charges, asset impairments and other costs associated with exit and disposal activities, acquisition and related costs, and other (income) expense. We do not allocate certain costs to reportable segments, including costs related to our financing activities, business development and oversight, and tax, audit and other professional fees, to our reportable segments. Instead, we manage these costs at the Corporate level.

The table below sets forth our revenues by reportable segment and as a percentage of our total revenues for the periods indicated (dollars in millions):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2011		2010		2011		2010
EMEA	$100.1	57.0%	$93.6	57.6%	$286.7	57.0%	$272.7	57.2%
Americas	75.4	43.0	68.9	42.4	215.9	43.0	203.9	42.8

Total	$175.5	100.0%	$162.5	100.0%	$502.6	100.0%	$476.6	100.0%

Set forth below is our revenues from each of our principal customer categories and as a percentage of revenues for the periods indicated (dollars in millions):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2011		2010		2011		2010
Insurance companies	$69.3	39.5%	$64.7	39.8%	$201.4	40.1%	$188.8	39.6%
Collision repair facilities	63.6	36.2	58.3	35.9	179.0	35.6	170.4	35.8
Independent assessors	17.7	10.1	17.2	10.6	52.2	10.4	50.5	10.6
Automotive recyclers and other	24.9	14.2	22.3	13.7	70.0	13.9	66.9	14.0

Total	$175.5	100.0%	$162.5	100.0%	$502.6	100.0%	$476.6	100.0%

During the three and nine months ended March 31, 2011, the United States, the United Kingdom and Germany were the only countries that individually represented more than 10% of our total revenues.

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

Foreign currency. During the three and nine months ended March 31, 2011, we generated approximately 79% of our revenues and incurred a majority of our costs in currencies other than the U.S. dollar, primarily the Euro, which was consistent with the prior year periods. We translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period for our condensed consolidated statement of income and certain components of stockholders’ equity and the exchange rate at the end of that period for the condensed consolidated balance sheet. These translations resulted in foreign currency translation adjustments of $32.7 million and $67.5 million during the three and nine months ended March 31, 2011, respectively, which are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains (losses) recognized in our condensed consolidated statements of income during the three and nine months ended March 31, 2011 were $2.7 million and $(0.9) million, respectively.

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

Period	Average Euro-to- U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2009	$1.43	$1.64
Quarter ended December 31, 2009	1.48	1.63
Quarter ended March 31, 2010	1.39	1.56
Quarter ended June 30, 2010	1.28	1.49
Quarter ended September 30, 2010	1.29	1.55
Quarter ended December 31, 2010	1.36	1.58
Quarter ended March 31, 2011	1.37	1.60

During the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, the movement of the U.S. dollar against most major foreign currencies we use to transact our business was mixed. Relative to the Euro, the average U.S. dollar strengthened by 1.3%, which decreased our revenues and expenses for the three months ended March 31, 2011 relating to the Euro markets in which we transact business. In contrast, the average U.S. dollar weakened versus the Pound Sterling by 2.6%, which increased our revenues and expenses for the three months ended March 31, 2011 relating to the United Kingdom. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in increases or decreases, as the case may be, to our revenues of $7.0 million and $19.8 million, during the three and nine months ended March 31, 2011, respectively.

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

Non-cash charges. We incurred pre-tax, non-cash share-based compensation charges of $5.6 million and $10.4 million during the three and nine months ended March 31, 2011, respectively, and $3.5 million and $7.0 million for the three and nine months ended March 31, 2010, respectively. We expect to recognize additional pre-tax, non-cash share-based compensation charges related to share-based awards outstanding at March 31, 2011 of approximately $23.3 million ratably over the remaining weighted-average vesting period of 2.8 years.

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

Results of Operations

Our results of operations include the results of operations of acquired companies from the date of the respective acquisitions.

The table below sets forth statement of income data, including the amount and percentage changes for the periods indicated (dollars in millions):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2011	2010	Change		2011	2010	Change
	$	$	$	%	$	$	$	%
Revenues	175.5	162.5	13.0	8.0	502.6	476.6	26.0	5.5

Cost of revenues:
Operating expenses	33.6	32.3	1.3	3.8	98.4	99.0	(0.6)	(0.6)
Systems development and programming costs	16.9	16.7	0.2	1.5	49.7	52.1	(2.4)	(4.8)

Total cost of revenues (excluding depreciation and amortization)	50.5	49.0	1.5	3.0	148.1	151.2	(3.1)	(2.1)
Selling, general & administrative expenses	50.1	46.3	3.8	8.2	136.8	128.1	8.7	6.8
Depreciation and amortization	20.6	22.4	(1.8)	(8.1)	60.5	66.7	(6.2)	(9.3)
Restructuring charges, asset impairments and other costs associated with exit and disposal activities	0.7	1.6	(0.9)	(54.1)	2.2	5.0	(2.8)	(55.9)
Acquisition and related costs	1.1	0.8	0.3	39.5	3.0	3.0	—	0.8
Interest expense	7.5	7.9	(0.4)	(4.7)	22.2	25.2	(3.0)	(12.1)
Other (income) expense, net	(3.2)	0.1	(3.3)	(5,569.2)	(0.5)	0.6	(1.1)	(178.4)

	127.4	128.0	(0.6)	(0.5)	372.2	379.8	(7.6)	(2.0)
Income before provision for income taxes	48.2	34.5	13.7	39.5	130.4	96.8	33.6	34.7
Income tax provision (benefit)	(35.2)	9.1	(44.3)	(484.3)	(18.8)	23.6	(42.4)	(179.9)

Net income	83.4	25.4	58.0	228.4	149.2	73.2	76.0	103.9
Less: Net income attributable to noncontrolling interests	3.3	2.8	0.5	16.5	9.1	7.3	1.8	23.8

Net income attributable to Solera Holdings, Inc.	80.1	22.6	57.5	254.6	140.1	65.8	74.3	112.8

The table below sets forth our statement of income data expressed as a percentage of revenues for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
Operating expenses	19.1	19.9	19.6	20.8
Systems development and programming costs	9.6	10.2	9.9	10.9

Total cost of revenues (excluding depreciation and amortization)	28.8	30.1	29.5	31.7
Selling, general & administrative expenses	28.5	28.5	27.2	26.9
Depreciation and amortization	11.7	13.8	12.0	14.0
Restructuring charges, asset impairments and other costs associated with exit and disposal activities	0.4	1.0	0.4	1.1
Acquisition and related costs	0.7	0.5	0.6	0.6
Interest expense	4.3	4.8	4.4	5.3
Other (income) expense, net	(1.8)	0.0	(0.1)	0.1

	72.5	78.8	74.1	79.7
Income before provision for income taxes	27.5	21.2	25.9	20.3
Income tax provision (benefit)	(20.0)	5.6	(3.7)	4.9

Net income	47.5	15.6	29.7	15.4
Less: Net income attributable to noncontrolling interests	1.9	1.7	1.8	1.5

Net income attributable to Solera Holdings, Inc.	45.6%	13.9%	27.9%	13.8%

Revenues

Three Months Ended March 31, 2011 vs. Three Months Ended March 31, 2010. During the three months ended March 31, 2011, revenues increased $13.0 million, or 8.0%. After adjusting for changes in foreign currency exchange rates, revenues increased $11.4 million, or 7.0%, during the three months ended March 31, 2011 resulting from growth in transaction and subscription revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

Our EMEA revenues increased $6.5 million, or 6.9%, to $100.1 million. After adjusting for changes in foreign currency exchange rates, EMEA revenues increased $6.0 million, or 6.4%, during the three months ended March 31, 2011 resulting from growth in transaction and subscription revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

Our Americas revenues increased $6.5 million, or 9.5%, to $75.4 million. After adjusting for changes in foreign currency exchange rates, Americas revenues increased $5.4 million, or 7.9%, during the three months ended March 31, 2011 resulting from growth in transaction and subscription revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

Nine Months Ended March 31, 2011 vs. Nine Months Ended March 31, 2010. During the nine months ended March 31, 2011, revenues increased $26.0 million, or 5.5%. After adjusting for changes in foreign currency exchange rates, revenues increased $38.3 million, or 8.0%, during the nine months ended March 31, 2011 relating to increases in revenue contributions from AUTOonline, which we acquired in October 2009, of $10.1 million, as well as growth in transaction and subscription revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

Our EMEA revenues increased $14.0 million, or 5.1%, to $286.7 million. After adjusting for changes in foreign currency exchange rates, EMEA revenues increased $26.4 million, or 9.7%, during the nine months ended March 31, 2011 resulting from increases in revenue contributions from AUTOonline of $10.1 million, as well as growth in transaction and subscription revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

Our Americas revenues increased $12.0 million, or 5.9%, to $215.9 million. After adjusting for changes in foreign currency exchange rates, Americas revenues increased $11.9 million, or 5.9%, during the nine months ended March 31, 2011 resulting from growth in transaction and subscription revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

Revenue growth for each of our customer categories was as follows:

	Three Months Ended March 31, 2011		Nine Months Ended March 31, 2011
(dollars in millions)	Revenue Growth	Percentage Change	Revenue Growth	Percentage Change
Insurance companies	$4.6	7.1%	$12.6	6.7%
Collision repair facilities	5.3	9.0	8.6	5.0
Independent assessors	0.5	3.0	1.7	3.3
Automotive recyclers and other	2.6	11.8	3.1	4.7

Total	$13.0	8.0%	$26.0	5.5%

Revenue growth for each of our customer categories after adjusting for changes in foreign currency exchange rates was as follows:

	Three Months Ended March 31, 2011		Nine Months Ended March 31, 2011
(dollars in millions)	Revenue Growth	Percentage Change	Revenue Growth	Percentage Change
Insurance companies	$3.7	5.8%	$15.9	8.5%
Collision repair facilities	4.8	8.3	13.5	7.9
Independent assessors	0.6	3.6	4.6	9.1
Automotive recyclers and other	2.3	10.2	4.3	6.4

Total	$11.4	7.0%	$38.3	8.0%

Operating expenses

Three Months Ended March 31, 2011 vs. Three Months Ended March 31, 2010. During the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, operating expenses increased $1.3 million, or 3.8%. After adjusting for changes in foreign currency exchange rates, operating expenses increased $0.6 million, or 2.0%, during the three months ended March 31, 2011 due primarily to an increase in operating expenses in our EMEA segment.

Our EMEA operating expenses increased $1.6 million, or 9.0%. After adjusting for changes in foreign currency exchange rates, EMEA operating expenses increased $1.0 million, or 5.6%, during the three months ended March 31, 2011 primarily due to the increased revenue in our EMEA segment during the same period which caused an increase in development and royalty costs of $0.6 million and various other expenses of $0.4 million.

Our Americas operating expenses decreased $0.3 million, or 2.2%. After adjusting for changes in foreign currency exchange rates, Americas operating expenses decreased $0.4 million, or 2.9%, during the three months ended March 31, 2011 due principally to expense reductions resulting from the restructuring initiatives implemented in our Americas segment.

Nine Months Ended March 31, 2011 vs. Nine Months Ended March 31, 2010. During the nine months ended March 31, 2011, operating expenses decreased $0.6 million, or 0.6%. After adjusting for changes in foreign currency exchange rates, operating expenses increased $0.7 million, or 0.7%, during the nine months ended March 31, 2011 due to an increase in costs in our EMEA segment, offset by cost reductions in our Americas segment resulting from restructuring initiatives.

Our EMEA operating expenses increased $1.5 million, or 2.8%. After adjusting for changes in foreign currency exchange rates, EMEA operating expenses increased $2.6 million, or 4.7%, during the nine months ended March 31, 2011 primarily due to an increase in expense contributions from AUTOonline of $0.9 million and the increased revenue in our EMEA segment during the same period which caused an increase in personnel expenses of $1.6 million and various other expenses of $0.1 million.

Our Americas operating expenses decreased $2.1 million, or 4.9%. After adjusting for changes in foreign currency exchange rates, Americas operating expenses decreased $1.9 million, or 4.3%, during the nine months ended March 31, 2011 due principally to expense reductions resulting from the restructuring initiatives implemented in our Americas segment.

Systems development and programming costs

Three Months Ended March 31, 2011 vs. Three Months Ended March 31, 2010. During the three months ended March 31, 2011, systems development and programming costs (“SD&P”) increased $0.2 million, or 1.5%. After adjusting for changes in foreign currency exchange rates, SD&P decreased $0.4 million, or 2.2%, during the three months ended March 31, 2011 primarily due to reductions in personnel and consulting costs in our Americas partially offset by increases in our EMEA segment.

Our EMEA SD&P increased $0.9 million, or 9.4%. After adjusting for changes in foreign currency exchange rates, EMEA SD&P increased $0.4 million, or 4.0%, during the three months ended March 31, 2011 primarily due to an increase in personnel costs of $1.0 million resulting from sales growth and geographic expansion, offset by a reduction in external development costs of $0.6 million resulting from ongoing cost saving initiatives.

Our Americas SD&P decreased $0.7 million, or 10.5%. After adjusting for changes in foreign currency exchange rates, Americas SD&P decreased $0.8 million, or 10.8%, during the three months ended March 31, 2011 primarily due to decreases in consulting costs of $1.0 million and personnel costs of $0.3 million pursuant to our restructuring initiatives, offset by a decrease in capitalized internal software development costs of $0.5 million.

Nine Months Ended March 31, 2011 vs. Nine Months Ended March 31, 2010. During the nine months ended March 31, 2011, systems development and programming costs decreased $2.5 million, or 4.8%. After adjusting for changes in foreign currency exchange rates, SD&P decreased $2.4 million, or 4.8%, during the nine months ended March 31, 2011 primarily due to reductions in personnel and consulting costs in our Americas segment partially offset by increases in our EMEA segment.

Our EMEA SD&P increased $1.0 million, or 3.3%, for the nine months ended March 31, 2011. After adjusting for changes in foreign currency exchange rates, EMEA SD&P increased $1.1 million, or 3.9%, during the nine months ended March 31, 2011 primarily due to increases in SD&P contributions from AUTOonline of $1.0 million, and an increase in personnel costs of $1.7 million resulting from sales growth and geographic expansion, offset by a reduction in external development costs of $1.6 million resulting from ongoing cost saving initiatives.

Our Americas SD&P decreased $3.5 million, or 14.9%, for the nine months ended March 31, 2011. After adjusting for changes in foreign currency exchange rates, Americas SD&P decreased $3.3 million, or 14.1%, during the nine months ended March 31, 2011 primarily due to decreases in personnel costs, professional fees and various other expenses of $1.2 million, $1.9 million and $0.2 million, respectively, pursuant to our restructuring initiatives.

Selling, general and administrative expenses

Three Months Ended March 31, 2011 vs. Three Months Ended March 31, 2010. During the three months ended March 31, 2011, selling, general and administrative expenses (“SG&A”) increased $3.8 million, or 8.2%. After adjusting for changes in foreign currency exchange rates, SG&A increased $3.2 million, or 6.8%, primarily due to a $2.2 million increase in personnel expenses resulting from sales growth and geographic expansion as well as the expansion of certain of our corporate and administrative functions, and a $2.1 million increase in stock-based compensation expense, offset by a decrease in professional fees of $1.1 million as we reduced our reliance on external resources in certain corporate and administrative functions.

Nine Months Ended March 31, 2011 vs. Nine Months Ended March 31, 2010. During the nine months ended March 31, 2011, SG&A increased $8.7 million, or 6.8%. After adjusting for changes in foreign currency exchange rates, SG&A increased $10.6 million, or 8.3%, primarily due to an increase in personnel expenses of $6.8 million resulting from sales growth and geographic expansion as well as the expansion of certain of our corporate and administrative functions, a $3.4 million increase in stock-based compensation expense and SG&A contributions from AUTOonline of $1.6 million, offset by a decrease in facilities costs of $1.2 million pursuant to our restructuring initiatives.

Notwithstanding the impact of fluctuations in the value of the U.S. dollar versus certain foreign currencies in which we transact business, we expect SG&A to continue to increase in the future in absolute dollars as we continue to expand our business into new markets, incur costs related to acquisitions and continue to incur costs associated with being a public company.

Depreciation and amortization

Three Months Ended March 31, 2011 vs. Three Months Ended March 31, 2010; Nine Months Ended March 31, 2011 vs. Nine Months Ended March 31, 2010. During the three and nine months ended March 31, 2011, depreciation and amortization decreased by $1.8 million, or 8.1%, and $6.2 million, or 9.3%, respectively. After adjusting for changes in foreign currency exchange rates, depreciation and amortization decreased $2.7 million and $6.7 million for the three and nine months ended March 31, 2011, respectively, primarily due to lower amortization expense related to the intangible assets acquired in the CSG acquisition since these intangible assets are being amortized on an accelerated basis.

We generally amortize intangible assets on an accelerated basis to reflect the pattern in which the economic benefits of the intangible assets are realized. Notwithstanding the impact of fluctuations in the value of the U.S. dollar versus certain foreign currencies in which we transact business and subject to the effect of any future acquisitions, including the acquisition of Explore Information Systems, LLC, we anticipate that our annual depreciation and amortization expense will continue to decline over the next several years.

Restructuring charges, asset impairments and other costs associated with exit and disposal activities

Three Months Ended March 31, 2011 vs. Three Months Ended March 31, 2010; Nine Months Ended March 31, 2011 vs. Nine Months Ended March 31, 2010. During the three and nine months ended March 31, 2011, we incurred restructuring charges, asset impairments and other costs associated with exit and disposal activities of $0.7 million and $2.2 million, respectively, as compared to $1.6 million and $5.0 million during the three and nine months ended March 31, 2010, respectively. The restructuring charges, asset impairments and other costs associated with exit and disposal activities incurred in fiscal year 2011 to date consist of $1.4 million in charges resulting from vacating our office facility in San Ramon, California, $1.8 million in charges related to the relocation of our corporate headquarters and global executive team to the Dallas-Fort Worth, Texas metroplex, the reversal of $1.8 million of a previously recognized restructuring charge related to a vendor contract under which, pursuant to a settlement and release agreement, we do not have any further obligations, and $0.8 million in other restructuring charges primarily relating to employee termination benefits associated with other restructuring initiatives.

The restructuring charges, asset impairments and other costs associated with exit and disposal activities incurred in fiscal year 2010 consisted of $2.1 million in charges resulting from vacating our office facility in San Ramon, California, $1.9 million in charges related to the above mentioned vendor contract that will not provide future economic benefit, and $1.0 million of depreciation expense associated with property and equipment abandoned in connection with restructuring activities.

We expect to incur additional restructuring charges in future years as we continue to undertake additional efforts to improve efficiencies in our business.

Acquisition and related costs

Three Months Ended March 31, 2011 vs. Three Months Ended March 31, 2010; Nine Months Ended March 31, 2011 vs. Nine Months Ended March 31, 2010. During the three and nine months ended March 31, 2011, we incurred acquisition and related costs of $1.1 million and $3.0 million, respectively, as compared to $0.8 million and $3.0 million during the three and nine months ended March 31, 2010, respectively. Acquisition and related costs incurred in fiscal year 2011 consists of contingent purchase consideration that is deemed compensatory in nature as well as professional fees associated with immaterial acquisitions executed during fiscal year 2011. Acquisition and related costs incurred in fiscal year 2010 primarily consists of legal and professional fees incurred in connection with our acquisition of AUTOonline.

We expect to incur additional acquisition and related costs in future years as we continue to pursue potential business combinations and asset acquisitions as part of our plan to grow our business.

Interest expense

Three Months Ended March 31, 2011 vs. Three Months Ended March 31, 2010; Nine Months Ended March 31, 2011 vs. Nine Months Ended March 31, 2010. During the three and nine months ended March 31, 2011, interest expense decreased $0.4 million and $3.0 million, respectively, primarily due to declines in the notional amounts of our interest rate swaps.

Notwithstanding the impact of fluctuations in the value of the U.S. dollar versus the Euro and subject to the effect of any future debt financing, including debt financing to fund our acquisition of Explore Information Systems, LLC, we expect that our annual interest expense will continue to decrease as we repay outstanding indebtedness and as the notional amounts of our interest rate swaps continue to decline, assuming no additional borrowings, including borrowings to finance any future acquisitions.

Other (income) expense, net

Three Months Ended March 31, 2011 vs. Three Months Ended March 31, 2010; Nine Months Ended March 31, 2011 vs. Nine Months Ended March 31, 2010. During the three and nine months ended March 31, 2011, we recognized other (income) expense, net of $(3.2) million and $(0.5) million, respectively, as compared to other (income) expense, net of $0.1 million and $0.6 million during the three and nine months ended March 31, 2010, respectively. The respective changes in other (income) expense, net of ($3.3) million and $(1.1) million for the three and nine months ended March 31, 2011, respectively, as compared to the prior year periods were primarily due to net foreign currency transaction gains on transactions denominated in a currency other than the functional currency of the local company.

Income tax provision (benefit)

Three Months Ended March 31, 2011 vs. Three Months Ended March 31, 2010; Nine Months Ended March 31, 2011 vs. Nine Months Ended March 31, 2010. During the three and nine months ended March 31, 2011, we recorded an income tax benefit of $(35.2) million and $(18.8) million, respectively, which resulted in an effective tax rate of (73.0)% and (14.5)%, respectively. During the three and nine months ended March 31, 2010, we recorded an income tax provision of $9.1 million and $23.6 million, respectively, which resulted in an effective tax rate of 26.5% and 24.4%, respectively. The decrease in the effective tax rate during the three and nine months ended March 31, 2011 was primarily attributable to the release of $50.7 million of the valuation allowance on our U.S. net deferred tax assets during the three months ended March 31, 2011 and higher earnings in jurisdictions with lower income tax rates that are indefinitely reinvested. These benefits are partially offset by certain foreign valuation allowances and withholding taxes. Our effective tax rates for the three and nine month periods ended March 31, 2011 are not necessarily indicative of the effective tax rate that may be expected for fiscal year 2011.

As expected, we released $50.7 million of the $54.1 million valuation allowance on our U.S. net deferred tax assets during the three months ended March 31, 2011. The release of the valuation allowance on our U.S. net deferred tax assets was the result of our recent sustained history of operating profitability and the determination by management that the future realization of the net deferred tax assets was judged to be more likely than not. We exercise significant judgment relating to the projection of future taxable income to determine the recoverability of any tax assets recorded on the balance sheet. If judgments regarding recoverability of deferred tax assets change in future periods, we could be required to record valuation allowances against deferred tax assets in future periods. Based on the weight of all available positive and negative evidence, we believe it is more-likely-than-not that that we will be able to realize our U.S. deferred tax assets within the respective carryforward and reversal periods.

Factors that impact our income tax provision include, but are not limited to, the mix of jurisdictional earnings, establishment of valuation allowances in certain jurisdictions, the release of the valuation allowance in the U.S., and varying jurisdictional income tax rates. Changes in tax laws or tax rulings may have a significantly adverse impact on our effective tax rate. There have been several U.S. domestic and international laws recently enacted which could impact our effective tax rate and we are in the process of evaluating the possible impact.

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

In May 2007, we entered into an amended and restated senior secured credit facility, which provides us with the following borrowing commitments: a $50.0 million revolving credit facility; a $230.0 million U.S. term loan; and a €280.0 million European term loan. As of March 31, 2011, we had $212.6 million and $357.8 million (€253.8 million) in outstanding loans under the U.S. term loan and European term loan, respectively, with interest rates of 2.1% and 2.9%, respectively. The U.S. term loan and European term loan mature in May 2014. No borrowings were outstanding under the revolving credit facility at March 31, 2011.

In order to mitigate the interest rate risk associated with our term loans we entered into the following interest rate swaps (notional amounts in thousands):

Type	Fixed Rate	Start Date of Swap	End Date of Swap	Original Notional Amount	Notional Amount Outstanding
U.S. dollar interest rate swap	5.4450%	06/29/2007	6/30/2011	$50,000	$50,000
U.S. dollar interest rate swap	5.4180%	06/29/2007	6/30/2011	$80,965	$31,465
U.S. dollar interest rate swap	5.4450%	06/29/2007	6/30/2011	$75,000	$75,000
Euro interest rate swap	4.6790%	06/29/2007	6/30/2011	€50,000	€26,181
Euro interest rate swap	4.6850%	06/29/2007	6/30/2011	€60,000	€60,000

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

Pursuant to agreements entered into prior to the CSG Acquisition, the noncontrolling stockholders of certain of our majority-owned subsidiaries have the right to require us to redeem their shares at the then fair market value. During fiscal year 2011, one of the noncontrolling stockholders of our Audatex Espana majority-owned subsidiary exercised its right to require us to redeem its shares. Accordingly, in March 2011, we acquired an additional 15% ownership interest in Audatex Espana for a cash payment of €9.3 million ($13.1 million). We were not required to obtain a waiver under our senior secured credit facility for the purchase of these shares.

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

The remaining 14% noncontrolling ownership interest in AUTOonline held by the sellers is subject to a put-call option. Of the 14% noncontrolling ownership interest, we will purchase approximately 7% in the first half of fiscal year 2012 at a redemption value equal to ten times AUTOonline’s consolidated earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) for calendar year 2010 multiplied by the percentage of shares to be purchased. The put-call option on the remaining noncontrolling ownership interest may be exercised by any party beginning in fiscal year 2013 at a redemption value equal to ten times AUTOonline’s consolidated EBITDA for the fiscal year ended prior to the exercise date, subject to adjustment under certain circumstances.

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

On April 23, 2011, we signed a definitive agreement to acquire 100% of the membership interests of Explore Information Services, LLC (“Explore”), a leading U.S. provider of innovative data and analytics services used by automotive property and casualty insurers, for approximately $520.0 million, payable in cash at closing. The closing of our acquisition of Explore is subject to satisfaction or waiver of customary closing conditions, including expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

Concurrent with the signing of the definitive agreement to acquire Explore, we also entered into a commitment letter with Goldman Sachs Bank USA and Bank of America Merrill Lynch (collectively, the “Bridge Providers”) under which the Bridge Providers will provide senior unsecured bridge loans in an aggregate principal amount of $350.0 million (the “Bridge Facilities”) to backstop a portion of our purchase price for Explore. We will pay customary fees and expenses in connection with the commitment letter. We may issue senior notes, bank loans or other debt in lieu of all or a portion of the Bridge Facilities.

We intend to fund the purchase price for Explore through a combination of existing cash and cash equivalents and debt financing.

As of March 31, 2011 and June 30, 2010, we had unrestricted cash and cash equivalents of $388.5 million and $240.5 million, respectively. We believe that our existing unrestricted cash and cash equivalents, cash flow from operating activities and borrowings under our amended and restated senior credit facility will be sufficient to fund currently anticipated working capital, planned capital spending and debt service requirements for at least the next twelve months. We regularly review acquisition and other strategic opportunities, which may require additional debt or equity financing. We currently do not have any material pending agreements with respect to any acquisition or strategic opportunity other than the acquisition of Explore described above. If we raise additional funds by issuing equity securities, further dilution to our then-existing stockholders may result. Additional debt financing may include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any equity or debt financing may contain terms, such as liquidation and other preferences that are not favorable to us or our stockholders.

On March 1, 2011, we paid a quarterly cash dividend with a value of $0.075 per outstanding share of common stock and per outstanding restricted stock unit to our stockholders and restricted stock unit holders of record on February 16, 2011. The aggregate dividend payments for the nine months ended March 31, 2011 were $15.9 million. On May 9, 2011, we announced that the Audit

Committee of our Board of Directors approved the payment of a cash dividend of $0.075 per share of outstanding common stock and per outstanding restricted stock unit. The Audit Committee has also approved a quarterly stock dividend equivalent of $0.075 per outstanding restricted stock unit granted to certain of our executive officers during fiscal year 2011 in lieu of the cash dividend, which dividend equivalent will be paid to the restricted stock unit holders as the restricted stock unit vests. The dividends are payable on June 6, 2011 to stockholders and restricted stock unit holders of record at the close of business on May 23, 2011. Any determination to pay dividends in future periods will be at the discretion of our Board of Directors.

The following summarizes our primary sources and uses of cash in the periods presented (in millions):

	Nine Months Ended March 31,
	2011	2010	Change
Operating activities	$163.6	$126.1	$37.5
Investing activities	(15.9)	(99.0)	83.1
Financing activities	(31.2)	(17.7)	(13.5)

Operating activities. The $37.5 million increase in cash provided by operating activities was primarily the result of an increase in net income, after considering non-cash adjustments, of $18.8 million and by changes in working capital of $18.7 million.

Investing activities. The $83.1 million decrease in cash used in investing activities was primarily attributable to payments of $87.4 million to acquire businesses in fiscal year 2010. Of this amount, $78.7 million relates to payments made to acquire AUTOonline in fiscal year 2010.

Financing activities. The $13.5 million increase in cash used in financing activities was primarily attributable to the cash paid in March 2011 to acquire an additional ownership interest in Audatex Espana.

Off-Balance Sheet Arrangements and Related Party Transactions

As of March 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Certain minority stockholders of our international subsidiaries are also commercial purchasers and users of our software and services. Revenue transactions with all of the minority stockholders in the aggregate were less than 10% of our consolidated revenue for the nine months ended March 31, 2011 and 2010, respectively, and aggregate accounts receivable from the minority stockholders represent less than 10% of consolidated accounts receivable at March 31, 2011 and June 30, 2010, respectively.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in our consolidated financial statements. On an ongoing basis, we evaluate estimates. We base our estimates on historical experiences and assumptions which we believe to be reasonable under the circumstances. These estimates form the basis for our judgments that affect the amounts reported in the consolidated financial statements. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 to our audited consolidated financial statements for the year ended June 30, 2010 and our critical accounting policies are more fully described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each of which are included in our Annual Report on Form 10-K for the year ended June 30, 2010 filed with the SEC on September 2, 2010. There were no significant changes in our critical accounting policies and estimates during the nine months ended March 31, 2011.

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

The following table provides the average quarterly exchange rates for the Euro and Pound Sterling since the beginning of fiscal year 2010:

Period	Average Euro-to- U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2009	$1.43	$1.64
Quarter ended December 31, 2009	1.48	1.63
Quarter ended March 31, 2010	1.39	1.56
Quarter ended June 30, 2010	1.28	1.49
Quarter ended September 30, 2010	1.29	1.55
Quarter ended December 31, 2010	1.36	1.58
Quarter ended March 31, 2011	1.37	1.60

During the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, the movement of the U.S. dollar against most major foreign currencies we use to transact our business was mixed. Relative to the Euro, the average U.S. dollar strengthened by 1.3%, which decreased our revenues and expenses for the three months ended March 31, 2011 relating to the Euro markets in which we transact business. In contrast, the average U.S. dollar weakened versus the Pound Sterling by 2.6%, which increased our revenues and expenses for the three months ended March 31, 2011 relating to the United Kingdom. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in a decrease or increase, as the case may be, to our revenues of $7.0 million and $19.8 million during the three and nine months ended March 31, 2011, respectively.

Interest Rate Risk

We are exposed to interest rate risks primarily through variable interest rate borrowings under our term loans. Our weighted-average borrowings outstanding under the term loans during the nine months ended March 31, 2011 was $573.4 million.

In order to mitigate the interest rate risk associated with our term loans we entered into the following interest rate swaps (notional amounts in thousands):

Type	Fixed Rate	Start Date of Swap	End Date of Swap	Original Notional Amount	Notional Amount Outstanding at March 31, 2011
U.S. dollar interest rate swap	5.4450%	06/29/2007	6/30/2011	$50,000	$50,000
U.S. dollar interest rate swap	5.4180%	06/29/2007	6/30/2011	$80,965	$31,465
U.S. dollar interest rate swap	5.4450%	06/29/2007	6/30/2011	$75,000	$75,000
Euro interest rate swap	4.6790%	06/29/2007	6/30/2011	€50,000	€26,181
Euro interest rate swap	4.6850%	06/29/2007	6/30/2011	€60,000	€60,000

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

The estimated fair values of the U.S. dollar-based swaps were liabilities of $2.0 million and $7.7 million at March 31, 2011 and June 30, 2010, respectively, which are included in other noncurrent liabilities in the accompanying condensed consolidated balance sheets. The estimated fair values of the Euro-based swaps were liabilities of €0.7 million ($1.1 million) and €3.6 million ($4.4 million) at March 31, 2011 and June 30, 2010, respectively, which are included in other noncurrent liabilities in the accompanying condensed consolidated balance sheets. The change in the fair value of the swaps, net of tax, reflects the effective portion of loss on these hedges and is reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

After giving effect to the interest rate swaps, the weighted average interest rate on our term loans during the nine months ended March 31, 2011 was 5.0%. A hypothetical 1% increase or decrease in interest rates would have resulted in an approximately $6.3 million increase or decrease, as the case may be, to our interest expense for the nine months ended March 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures and, based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

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

Changes in Internal Controls

We did not identify any changes in our internal control over financial reporting that occurred during the third quarter of fiscal year 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We derive a substantial portion of our revenues from sales to large insurance companies and collision repair facilities that have relationships with these insurance companies. During the nine months ended March 31, 2011, we derived 12.1% of our revenues from our ten largest insurance company customers. The largest three of these customers accounted for 2.4%, 1.8%, and 1.5%, respectively, of our revenues during the nine months ended March 31, 2011. A loss of one or more of these customers would result in a significant decrease in our revenues, including the business generated by collision repair facilities associated with those customers. Furthermore, many of our arrangements with European customers are terminable by them on short notice or at any time. In addition, disputes with customers may lead to delays in payments to us, terminations of agreements or litigation. Additional terminations or non-renewals of customer contracts or reductions in business from our large customers would harm our business, financial condition and results of operations.

Our industry is highly competitive, and our failure to compete effectively could result in a loss of customers and market share, which could harm our revenues and operating results.

The markets for our automobile insurance claims processing software and services are highly competitive. In the U.S., our principal competitors are CCC Information Services Group Inc. and Mitchell International Inc. In Europe, our principal competitors are EurotaxGlass’s Group, DAT, GmbH and GT Motive Einsa Group. We also encounter regional or country-specific competition in the markets for automobile insurance claims processing software and services and our complementary products and services. For example Experian® is our principal competitor in the United Kingdom in the vehicle validation market, and car.tv and Bluecycle are our principal competitors in Germany and the United Kingdom, respectively, in the online salvage vehicle disposition market. If one or more of our competitors develop software or services that are superior to ours or are more effective in marketing their software or services, our market share could decrease, thereby reducing our revenues. In addition, if one or more of our competitors retain existing or attract new customers for which we have developed new software or services, we may not realize expected revenues from these new offerings, thereby reducing our profitability.

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

We derive most of our revenues, and incur most of our costs, including a portion of our debt service costs, in currencies other than the U.S. dollar, mainly the Euro. In our historical financial statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period for our condensed consolidated statement of income and certain components of stockholders’ equity or the exchange rate at the end of that period for the condensed consolidated balance sheet. These translations resulted in a net foreign currency translation adjustment of $67.5 million during the nine months ended March 31, 2011. Ongoing global economic conditions have impacted currency exchange rates.

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

Period	Average Euro-to- U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2009	$1.43	$1.64
Quarter ended December 31, 2009	1.48	1.63
Quarter ended March 31, 2010	1.39	1.56
Quarter ended June 30, 2010	1.28	1.49
Quarter ended September 30, 2010	1.29	1.55
Quarter ended December 31, 2010	1.36	1.58
Quarter ended March 31, 2011	1.37	1.60

During the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, the movement of the U.S. dollar against most major foreign currencies we use to transact our business was mixed. Relative to the Euro, the average U.S. dollar strengthened by 1.3%, which decreased our revenues and expenses for the three months ended March 31, 2011 relating to the Euro markets in which we transact business. In contrast, the average U.S. dollar weakened versus the Pound Sterling by 2.6%, which increased our revenues and expenses for the three months ended March 31, 2011 relating to the United Kingdom. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in a decrease or increase, as the case may be, to our revenues of $7.0 million and $19.8 million during the three and nine months ended March 31, 2011, respectively.

We currently do not hedge our exposure to foreign currency risks. During the nine months ended March 31, 2011 and 2010, we recognized net foreign currency transaction losses in our consolidated statements of operations of $0.9 million and $1.7 million, respectively.

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

While we believe that results from operating in certain of our markets have shown signs of economic improvement since the end of fiscal year 2010, we cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide or in particular economic markets. These and other economic factors could have a material adverse effect on demand for or utilization of our products and on our financial condition and operating results.

We may engage in acquisitions, joint ventures, dispositions or similar transactions, including the recently announced acquisition of Explore; these transactions could disrupt our operations, cause us to incur substantial expenses, result in dilution to our stockholders and harm our business or results of operations.

Our growth is dependent upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. We have addressed and will continue to address the need to introduce new products both through internal development and through acquisitions of other companies and technologies that would complement or extend our business or enhance our technological capability. On April 23, 2011, Claims Services Group, Inc., one of our indirect wholly owned subsidiaries (the “Purchaser”), entered into a Purchase Agreement among the Purchaser, HireRight Solutions, Inc. (the “Seller”), Solera and Altegrity, Inc. pursuant to which, among other things, the Purchaser will acquire from the Seller 100% of the membership interests of Explore at the closing. After the CSG Acquisition, our acquisition of Explore would be our largest acquisition to date.

If the acquisition of Explore is consummated, the combined company’s ability to realize the anticipated benefits of the acquisition will depend, to a large extent, on our ability to continue to expand Explore’s products and services and integrate them with our products and services. Our management will be required to devote significant attention and resources to these efforts, which may disrupt the business of either or both of the companies and, if executed ineffectively, could preclude realization of the full benefits we expect. Failure to realize the anticipated benefits of the acquisition could cause an interruption of, or a loss of momentum in, the operations of Explore. In addition, the efforts required to realize the benefits of the acquisition may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and the diversion of management’s attention, and may cause our stock price to decline. The risks associated with the Explore acquisition and our other past or future acquisitions include:

•	adverse effects on existing customer or supplier relationships, such as cancellation of orders or the loss of key customers or suppliers;

•	difficulties in integrating or retaining key employees of the acquired company;

•	difficulties in integrating the operations of the acquired company, such as information technology resources, and financial and operational data;

•	entering geographic or product markets in which we have no or limited prior experience;

•	difficulties in assimilating product lines or integrating technologies of the acquired company into our products;

•	economies of scale and cost reductions may not occur as expected;

•	disruptions to our operations;

•	diversion of our management’s attention;

•	potential incompatibility of business cultures;

•	potential dilution to existing stockholders if we issue shares of common stock or other securities as consideration in an acquisition or if we issue any such securities to finance acquisitions;

•	limitations on the use of net operating losses;

•	negative market perception, which could negatively affect our stock price;

•	the assumption of debt and other liabilities, both known and unknown;

•	unforeseen expenses, delays or conditions may be imposed on the acquisition, including due to required regulatory approvals or consents;

•

higher than expected expenses may arise due to unforeseen changes in tax, trade, labor, payroll, pension or regulatory policies in any jurisdiction in which the acquired business conducts its operations; and

•

additional expenses associated with the amortization of intangible assets or impairment charges related to purchased intangibles and goodwill, or write-offs, if any, recorded as a result of the acquisition.

Many of these factors will be outside of our control, and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy.

If the acquisition is not consummated for any reason, we may be subject to a number of material risks, including the following:

•	we may be subject to claims by the Seller for legal damages and specific performance under the Purchase Agreement;

•	the price of our common stock may decline; and

•

we must pay accrued costs related to the acquisition and the financing of the acquisition, such as our legal and accounting fees, and certain fees of the purchase price financiers, even if the acquisition is not completed.

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

Additionally, we may finance future acquisitions and/or joint ventures with cash from operations, additional indebtedness and/or the issuance of additional securities, any of which may impair the operation of our business or present additional risks, such as reduced liquidity or increased interest expense. In connection with the announcement of the Explore acquisition, we announced that we intend to issue debt to fund a portion of the acquisition purchase price. Such acquisition financing could result in a decrease of our ratio of earnings to fixed charges and adversely affect the leverage measures in our senior secured credit facility. We may also seek to restructure our business in the future by disposing of certain of our assets, which may harm our future operating results, divert significant managerial attention from our operations and/or require us to accept non-cash consideration, the market value of which may fluctuate.

Failure to implement our acquisition strategy, including successfully integrating acquired businesses, could have an adverse effect on our business, financial condition and results of operations.

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

Our insurance company customers are subject to extensive government regulations, mainly at the state level in the U.S. and at the country level in our non-U.S. markets. Some of these regulations relate directly to our software and services, including regulations governing the use of total loss and estimating software. If our insurance company customers fail to comply with new or existing insurance regulations, including those applicable to our software and services, they could lose their certifications to provide insurance and/or reduce their usage of our software and services, either of which would reduce our revenues. Also, we are subject to direct regulation in some markets, and our failure to comply with these regulations could significantly reduce our revenues or subject us to government sanctions. In addition, future regulations could force us to implement costly changes to our software and/or databases or have the effect of prohibiting or rendering less valuable one or more of our offerings. Moreover, some states in the U.S. have changed and are contemplating changes to their regulations to permit insurance companies to use book valuations or public source valuations for total loss calculations, making our total loss software potentially less valuable to insurance companies in those states. Some states have adopted total loss regulations, that, among other things, require insurers use a methodology deemed acceptable to the respective government agency.

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

During the nine months ended March 31, 2011, we generated approximately 79% of our revenues outside the U.S. and we expect revenues from non-U.S. markets to continue to represent a majority of our total revenues. Business and operations in individual countries are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, currency exchange controls and repatriation of earnings. Our results are also subject to the difficulties of coordinating our activities across more than 50 different countries. Furthermore, our business strategy includes expansion of our operations into new and developing markets, which will require even greater international coordination, expose us to additional local government regulations and involve markets in which we do not have experience or established operations. In addition, our operations in each country are vulnerable to changes in socio-economic conditions and monetary and fiscal policies, intellectual property protection disputes, the settlement of legal disputes through foreign legal systems, the collection of receivables through foreign legal systems, exposure to possible expropriation or other governmental actions, unsettled political conditions, possible terrorist attacks and pandemic disease. These and other factors may harm our operations in those countries and therefore our business and results of operations.

We have a large amount of goodwill and other intangible assets as a result of acquisitions. Our earnings will be harmed if we suffer an impairment of our goodwill or other intangible assets.

We have a large amount of goodwill and other intangible assets and are required to perform an annual, or in certain situations a more frequent, assessment for possible impairment for accounting purposes. At March 31, 2011, we had goodwill and other intangible assets of $974.0 million. If we do not achieve our planned operating results or other factors impair these assets, we may be required to incur a non-cash impairment charge. Any impairment charges in the future will adversely affect our results of operations.

We may incur significant restructuring and severance charges in future periods, which would harm our operating results and cash position or increase debt.

We incurred restructuring charges of $2.2 million and $5.9 million for the nine months ended March 31, 2011 and during fiscal year 2010, respectively. These charges consist primarily of termination benefits paid or to be paid to employees, lease obligations associated with vacated facilities and other costs incurred related to our restructuring initiatives. As of March 31, 2011, our remaining restructuring and severance obligations associated with these restructuring initiatives were $6.0 million.

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

We have a significant amount of indebtedness. As of March 31, 2011, our indebtedness, including current maturities, was $588.5 million, which matures in May 2014, and we have the ability to borrow an additional $50.0 million under our amended and restated senior credit facility. During the nine months ended March 31, 2011, our aggregate interest expense was $22.2 million and cash paid for interest was $23.3 million.

Simultaneously with the execution of the Purchase Agreement to acquire Explore, we entered into a commitment letter (the “Commitment Letter”) with Goldman Sachs Bank USA and BofA Merrill Lynch (together, the “Bridge Providers”). The Commitment Letter provides that, subject to certain customary terms and conditions, the Bridge Providers will provide senior unsecured bridge loans in an aggregate principal amount of $350 million (the “Bridge Facilities”) to backstop a portion of the acquisition purchase price payment obligation upon consummation of the acquisition. We may issue senior notes, bank loans or other debt in lieu of all or a portion of the Bridge Facilities.

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

Pursuant to agreements entered into prior to the CSG Acquisition, the noncontrolling stockholders of certain of our majority-owned subsidiaries have the right to require us to redeem their shares at the then fair market value. For financial statement reporting purposes, the estimated fair market value of these redeemable noncontrolling interests was $88.0 million at March 31, 2011. During fiscal year 2011, one of the noncontrolling stockholders exercised its right to require us to redeem its shares. Accordingly, in March 2011, we acquired an additional 15% ownership interest in Audatex Espana for a cash payment of €9.3 million ($13.1 million). We were not required to obtain a waiver under our senior secured credit facility for the purchase of these shares.

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

We are subject to periodic changes in the amount of our income tax provision (benefit) and these changes could adversely affect our operating results; we may not be able to utilize all of our tax benefits before they expire.

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

As we announced on April 25, 2011, the structure of the Explore acquisition will result in a 15-year tax benefit to Solera with an estimated present value of approximately $120 million. If the acquisition is consummated, our ability to utilize these tax benefits will depend on a number of factors, including U.S. corporate income tax rates and our profitability.

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

While fiscal year 2010 was our third year since the CSG Acquisition for which we did not report a loss, we will need to maintain or increase revenues and maintain or reduce expenses, which include the amortization of the remaining $227.5 million of amortizable intangible assets that we had as of March 31, 2011 and interest expense associated with our indebtedness, to sustain or improve our profitability. We cannot assure you that we will achieve a significant level of profitability. Future decreases in profitability could reduce our stock price, and future net losses would reduce our stock price.

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

We began paying a quarterly cash dividend of $0.0625 per share outstanding of common stock and per outstanding restricted stock unit to stockholders and restricted stock unit holders of record in the quarter ended September 30, 2009. On July 19, 2010, we announced that our Board of Directors approved an increase in our quarterly cash dividend to $0.075 per outstanding share of common stock and per outstanding restricted stock unit. On May 9, 2011, we announced that the Audit Committee of our Board of Directors approved the payment of a cash dividend of $0.075 per share of outstanding common stock and per outstanding restricted stock unit. The Audit Committee has also approved a quarterly stock dividend equivalent of $0.075 per outstanding restricted stock unit granted to certain of our executive officers during fiscal year 2011 in lieu of the cash dividend, which dividend equivalent will be paid to the restricted stock unit holders as the restricted stock unit vests. The dividends are payable on June 6, 2011 to stockholders and restricted stock unit holders of record at the close of business on May 23, 2011. Any determination to pay dividends in future periods will be at the discretion of our Board of Directors. Our ability to pay dividends to holders of our common stock and restricted stock units in future periods may be limited by restrictive covenants under our amended and restated senior credit facility. As a result, your only opportunity to achieve a return on your investment in us could be if the market price of our common stock appreciates and you sell your shares at a profit. We cannot assure you that the market price for our common stock will ever exceed the price that you pay.

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

ITEM 6.	EXHIBITS.

Exhibit No.	Description

10.1	Severence Agreement and Release between Solera Holdings, Inc. and John J. Giamatteo, dated March 18, 2011.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tony Aquila, Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Renato Giger, Chief Financial Officer and Treasurer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	These exhibits are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we incorporate them by reference.

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

May 9, 2011