Form 10-K
period 2011-06-30
SOLERA HOLDINGS, INC
filed 2011-08-29
CIK 1324245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER: 001-33461

Solera Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-1103816
(State or other jurisdiction of incorporation organization)	(I.R.S. Employer Identification No.)

7 Village Circle, Suite 100 Westlake, Texas 76262	(817) 961-2100
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $1,953,000,000 as of December 31, 2010 (based upon the closing sale price on The New York Stock Exchange for such date). For this purpose, all shares held by directors, executive officers and stockholders beneficially owning five percent or more of the registrant’s common stock have been treated as held by affiliates.

The number of shares of the registrant’s common stock outstanding as of August 16, 2011 was 70,846,811.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be delivered to stockholders in connection with registrants 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF

THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are identified by the use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies and include, but are not limited to, statements about: increase in customer demand for our software and services; growth rates for the automobile insurance claims industry; growth rates for vehicle purchases and car parcs; customer adoption rates for automated claims processing software and services; increases in customer spending on automated claims processing software and services; efficiencies resulting from automated claims processing; performance and benefits of our products and services; development or acquisition of claims processing products and services in areas other than automobile insurance; our relationship with insurance company customers as they continue global expansion; revenue growth resulting from the launch of new software and services; improvements in operating margins resulting from operational efficiency initiatives; increased utilization of our software and services resulting from increased severity; our expectations regarding the growth rates for vehicle insurance; changes in the amount of our existing unrecognized tax benefits; our revenue mix; our income taxes; restructuring plans, potential restructuring charges and their impact on our revenues; our operating expense growth and operating expenses as a percentage of our revenues; stability of our development and programming costs; growth of our selling, general and administrative expenses; decrease of total depreciation and amortization expense; decrease in interest expense and possible impact of future foreign currency fluctuations; growth of our acquisition and related costs; our ability to realize our U.S. deferred tax assets during the respective carryforward and reversal periods; our use of cash and liquidity position going forward; cash needs to service our debt; and our ability to grow in all types of markets.

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

In November 2008, we completed a secondary public offering of 4.5 million shares of our common stock, raising $86.0 million in net proceeds which was used in the purchase of the outstanding share capital of HPI, Ltd. (“HPI”) in December 2008. In December 2008, we acquired 100% of the outstanding share capital of HPI from a subsidiary of Aviva Plc., the leading provider of used vehicle validation services in the United Kingdom, for an initial cash payment of £67.1 million ($103.3 million), a subordinated note payable with a principal amount of £11.3 million ($18.0 million at June 30, 2011), and contingent cash consideration of up to £4.8 million if HPI achieves certain financial performance targets, of which £2.4 million ($3.8 million) has been earned and paid and the remaining up to £2.2 million ($3.5 million at June 30, 2011) is payable, if earned, in fiscal year 2012. The acquisition of HPI enhances our delivery of decision support data and software applications to our customers. In fiscal year 2009, we also acquired UC Universal Consulting Software GmbH (“UCS”), a leading provider of software and services to collision repair facilities in Germany, and Inpart Servicos Ltda. (“Inpart”), a leading electronic exchange for the purchase and sale of vehicle replacement parts in Brazil and other markets in Mexico.

In fiscal year 2010, we acquired an 85% ownership interest in AUTOonline GmbH In-formationssysteme (“AUTOonline”), a German limited liability company and provider of an eSalvage vehicle exchange platform in several European countries and Latin American countries as well as India, for cash payments totaling €59.5 million ($86.8 million). We have the right to acquire and the minority owners have the right to sell to us the remaining ownership interest in AUTOonline. The acquisition of AUTOonline extends our core offering to include the disposition of salvage vehicles. In fiscal year 2010, we also acquired Softwaresysteme GTLDATA GmbH (“GTLDATA”), the leading assessor management system provider in Austria, and Market Scan Holding B.V. (“Market Scan”), a leading data analytics and software company serving the Dutch insurance industry.

In June 2011, we acquired 100% of the membership interests of Explore Information Services, LLC (“Explore”), a leading U.S. provider of innovative data and analytic tools used by automotive property and casualty insurers, for a cash payment of $520.0 million. The purchase price was funded through the issuance of notes with an aggregate principal balance of $450.0 million in June 2011 and cash on hand. In fiscal year 2011, we also acquired New Era Software LLC (“New Era”), a U.S.-based provider of bodyshop management systems, and acquired a minority stake in Digidentity B.V., a Dutch company that is a provider of next-generation E-identification certificates for authentication of online identities.

The terms “we,” “us,” “our,” “our company” and “our business” collectively refer to: (1) the combined operations of CSG for periods prior to the CSG Acquisition, (2) the consolidated operations of Solera Holdings, LLC for the periods following the CSG Acquisition and prior to the completion of our corporate reorganization in May 2007 and (3) the consolidated operations of Solera Holdings, Inc. as of and following the corporate reorganization in May 2007. Our fiscal year ends on June 30 of each year. Fiscal years are identified in this Annual Report on Form 10-K according to the calendar year in which they end. For example, the fiscal year ended June 30, 2011 is referred to as “fiscal year 2011.”

Our Company

We are the leading global provider of software and services to the automobile insurance claims processing industry. We also provide products and services that complement our insurance claims processing software and services, including used vehicle validation, fraud detection software and services, disposition of salvage vehicles and data and analytics used by insurers in the re-underwriting of their insured drivers. Our automobile insurance claims processing customers include insurance companies, collision repair facilities, independent assessors and automotive recyclers. We help our customers:

•	estimate the costs to repair damaged vehicles and determine pre-collision fair market values for damaged vehicles for which the repair costs exceed the vehicles’ value;

•	automate and outsource steps of the claims process that insurance companies have historically performed internally; and

•	improve their ability to monitor and manage their businesses through data reporting and analysis.

As of June 30, 2011, we served over 75,000 customers and were active in almost 60 countries across six continents with approximately 2,250 employees. Our customers include more than 1,500 automobile insurance companies, 36,500 collision repair facilities, 7,000 independent assessors and 30,000 automotive recyclers, auto dealers and others. We derive revenues from many of the world’s largest automobile insurance companies, including the ten largest automobile insurance companies in Europe and nine of the ten largest automobile insurance companies in North America.

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

In 2010, global, non-life insurance premiums, which includes premiums for lines of business in addition to automobile insurance, grew by 1.3% and are expected to grow by 2.8% in 2011.

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

Automotive Recycling Industry

The automotive recycling industry is highly fragmented with over $25 billion in estimated U.S. annual sales by over 7,000 independent salvage and recycling facilities. Participants in the automotive recycling industry are a valuable source of economical and often hard-to-find used vehicle replacement parts. In addition, this industry has become more sophisticated and technology-driven in order to keep pace with innovations in vehicle technology. Additionally, insurance companies are increasingly mandating the use of aftermarket and recycled parts to lower the costs to repair damaged vehicles. We believe these factors will result in increased demand for salvage yard management software and services, as automotive recyclers seek to manage their workflows, maximize the value of their inventories and increase efficiency.

Key Drivers of Automobile Insurance Claims Processing Demand

We believe that the principal drivers of demand for our software and services are:

Inefficiencies in the Automobile Insurance Claims Process

Claims Process Fragmentation. The automobile insurance claims process involves many parties and consists of many steps, which are often managed through paper, fax and other labor intensive processes. Our software and services simplify and streamline the claims process, allowing our customers to process claims faster and reduce their costs.

Unequal Access to Information. Collision repair facilities typically have more information about vehicles in their shops than do insurance companies who often must make their damage estimates remotely or with limited information. Our databases provide insurance companies access to detailed information about vehicle damage and replacement costs, allowing them to more accurately estimate fair settlement values and reduce overpayment on claims.

Disparate Claims Data. Claims-related data generated by automobile insurance companies often is not stored, shared with other parties or captured in a format that is easily transferable to other applications. This, combined with the inability to transfer and manipulate data easily across multiple applications, hinders comparisons of repairs and claims. Our databases are constantly updated for actual claims data from industry participants. Having access to our databases helps insurance companies generate more accurate repair estimates and identify top-performing collision repair facilities.

Conflicting Interests of Industry Participants. Collision repair facilities benefit from high repair costs, which increase their revenues. Conversely, insurance companies benefit from low repair costs, which reduce their expenses. This conflict can result in high settlement costs and delays. Our software and services provide repair cost estimates that rely on common data sources which in turn reduce these costs and delays.

Inefficient Collision Repair Facility Workflow. Many collision repair facilities manage their complex workflows manually or without specialized software. Manual workflow management leads to increased processing time, higher costs and more errors, problems that generally intensify as a facility grows. Our claims processing software and services assist collision repair facilities in effectively managing their workflows and obtaining detailed part availability and pricing information.

Solera’s Markets

We categorize each of the almost 60 countries in which we are active into one of the three following market types (from most mature to least mature): (i) Advanced; (ii) Evolving; and (iii) Emerging.

Market Type	Market Characteristics
Advanced Market	• Automated claims processing is widespread among industry participants.
• Vehicle insurance is generally government-mandated and a condition to obtaining vehicle financing.

• Size of car parc growing at a lower rate relative to other market types.

• Advanced Markets include North America and Western Europe.

Evolving Market	• Increasing adoption from manual claims processing to automated claims processing; limited use of automated claims processing by industry participants.

• Growing adoption of government-mandated vehicle insurance and insurance as a condition to vehicle financing.

• Size of car parc increasing.

• Evolving Markets include Latin America and Central and Eastern Europe.

Emerging Market	• Insurance companies focused on underwriting policies and establishing market share.
• Substantial majority of claims are manually processed; significant opportunity for industry participants to increase operational efficiency through the adoption of automated claims processing.

• Early stage adoption of government-mandated vehicle insurance and insurance as a condition to vehicle financing is early stage.

• Size of car parc increasing at the fastest rate among the three market types.

• Emerging Markets include China and India.

Growth in the Automobile Insurance Claims Processing Industry

One of the primary growth drivers for our industry is the number of insurance claims made. Insurance claims made is determined by several factors, including: the size and growth of the number of cars on the road (the “car parc”); the number of insured vehicles within the car parc; and insurance company focus on increasing claims processing efficiency and reducing claims cost severity. Each of these factors influences industry growth differently in each of our three market types.

Advanced Markets. In our Advanced Markets, automobile insurance is generally government mandated and claims processing is generally automated. Automobile insurance companies achieve growth in these highly competitive markets by gaining additional market share, and generally compete on price and quality of policyholder service. To remain competitive, insurance companies increasingly seek additional automated claims processing products and services to minimize costs and improve policyholder service. In the U.S., the number of registered vehicles driven and the average age of vehicles driven has grown every year since 1999, resulting in a growing car parc.

Evolving Markets. In our Evolving Markets, the car parc is generally growing at a higher rate than the car parc in Advanced Markets, and the number of insured vehicles within the car parc is growing as a result of government-mandated vehicle insurance and insurance as a condition to vehicle financing. Many insurance companies in these markets shift from manual to automated claims processing to increase claims processing efficiency and reduce claims cost severity.

Emerging Markets. In our Emerging Markets, the car parc is generally growing. Automobile insurance companies achieve growth in these markets by focusing on writing new vehicle insurance policies and increasing market share. A significant number of claims are processed manually in these markets, presenting significant opportunities for insurance companies to increase their operational efficiencies by automating claims processing.

According to industry sources, new vehicle sales in Advanced Markets fell in 2008, 2009 and 2010. Sales in these markets are projected to grow at a 1% compound annual growth rate through 2020. At the same time, sales in Evolving Markets and Emerging Markets continued to grow through the period from 2008 through 2010 and are projected to grow at a 5.8% compound annual growth rate through 2020. Evolving Markets and Emerging Markets now make up a larger percentage of global vehicle sales than Advanced Markets. As the number of insured vehicles on the road continues to expand, we believe the need for automobile insurance claims processing products and services will continue to grow.

While automation of claims processing can result in significant cost savings for our insurance company customers, improving their competitive positioning and customer satisfaction, the cost of automated claims processing software and services generally represents a relatively small portion of automobile insurance companies’ claims costs. We believe automobile insurance companies will increase their spending on automated claims processing software and services because incremental investments can result in significant cost reductions.

Our Software and Services

Our software and services can be organized into five general categories: estimating and workflow software, salvage, salvage disposition and recycling software, business intelligence and consulting services, other and vehicle insurance re-underwriting. The majority of our customers access our software and services through a standard Web browser utilizing a “software on demand” model. By subscribing to our services, our customers can reduce upfront investments in software, hardware, implementation services and IT staff that they would typically make with traditional software solutions.

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

Salvage, Salvage Disposition and Recycling Software

Our salvage, salvage disposition and recycling software helps automotive recyclers manage their inventories in order to facilitate the location, sale and exchange of vehicle parts for use in the repair of a damaged vehicle. Key functions of our salvage, salvage disposition and recycling software include:

•	managing inventory;

•	connecting to collision repair facilities to facilitate the use of recycled parts in the repair of a damaged vehicle;

•	locating vehicle parts by price, year, model and/or geographic area;

•	determining the interchangeability of automobile parts across vehicle models;

•	exchanging vehicle parts with other recyclers;

•	determining vehicle residual values, in combination with subsequent sales and purchase options;

•	optimizing proceeds from the sale of salvage vehicles;

•	preparing invoices and managing accounts receivable;

•	generating management reports; and

•	facilitating the offer and sale of salvage vehicles among buyers and sellers.

Business Intelligence and Consulting Services

Our business intelligence and consulting services help our insurance company customers monitor and assess their performance through customized data, reports and analyses. Key elements of our business intelligence and consulting services include:

•	analyzing claims amounts and payments;

•	creating customized statistical reports on claims data and activity;

•	measuring our customers’ performance against industry standards; and

•	monitoring key performance indicators, such as alternative parts utilization in the repair process and repair cycle time.

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

Vehicle Insurance Re-Underwriting

As a result of our acquisition of Explore, in the U.S., we provide property and casualty insurers with driver violation reporting services for a substantial number of their insured drivers. This cost-effective service allows insurance companies to re-assess their risk, and, where appropriate, impose a premium surcharge on insured drivers to reflect such risk.

Our Databases

At the core of our software and services are our proprietary databases. Each of our databases has been adapted for use in our local markets. We have invested over $200 million in the last ten years to maintain and expand our proprietary databases. Our primary databases include our repair estimating database, our total loss database, our claims database, our vehicle validation database, our motor vehicle record database and our salvage parts databases.

Repair Estimating Database. We have created our repair estimating database over 43 years through the development, collection, organization and management of automobile-related information. The data in this database enables our customers to estimate the cost to repair a damaged vehicle. This database:

•	contains detailed cost data for each part and the required labor operations needed to complete repairs on over 4,500 vehicle types;

•	covers over 98% of the vehicle models in our core markets;

•	includes vehicles data dating back to 1970;

•	includes over 8.5 million parts for vehicles with multiple model years, editions, option packages and country-specific variations;

•	includes over 30 million aftermarket parts; and

•	includes over 2.4 million graphics.

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

Our primary databases relating to our salvage disposition and other products and services include our salvage vehicle database and vehicle validation database and, as a result of our acquisition of Explore, our motor vehicle record database.

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

Motor Violation Database. As a result of our acquisition of Explore, in the U.S., we collect moving violation data from 94 sources in 40 states allowing for driver violation reporting on over 40 million insured drivers. This database collects over 22 million moving violation records annually.

Our Global Operations

We are active in almost 60 countries on six continents. We manage our business operations through two reportable segments: EMEA and Americas. Our EMEA reportable segment accounted for approximately 57% of our revenues during fiscal year 2011. EMEA comprises our activities in almost 45 countries in Europe (excluding the Netherlands), the Middle East, Africa, Asia and Australia. Our Americas reportable segment accounted for approximately 43% of our revenues during fiscal year 2011. Americas comprises our activities in 15 countries in North, Central and South America as well as the Netherlands.

The table below sets forth the revenues we derived from the following geographic areas, based on the location of the customer, during each of the previous three fiscal years:

	Fiscal Years Ended June 30,
	2011	2010	2009
	(in thousands)
United States	$147,351	$140,607	$145,898
United Kingdom	100,620	95,178	70,368
Germany	81,500	73,854	55,384
Rest of Europe (excluding United Kingdom and Germany)	257,813	240,256	206,957
Other	97,413	81,453	79,084

Sales and Marketing

As of June 30, 2011, our sales and marketing staff included 307 professionals. Our sales and marketing personnel identify and target specific sales opportunities and manage customer relationships. They also design, plan, and launch strategies for new software and services, and plan and facilitate customer conferences and tradeshows. Our country managers are also involved in the sales and marketing process, though they are not counted as full-time sales professionals.

Customer Support and Training

We believe that providing high quality customer support and training services is critical to our success. As of June 30, 2011, we had 384 customer support and training personnel, who provide telephone support, as well as on- and off-site implementation and training. Our customer support and training staff generally consists of individuals with expertise in both our software and services and in the automobile insurance and/or collision repair industries.

Software and Database Development

We devote significant resources to the continued development of our software and databases. We have created sophisticated processes and tools to achieve high-quality software development and data accuracy. Our ability to maintain and grow our leading position in the automobile insurance claims processing industry is dependent upon our ability to enhance and broaden the scope of our software and services, as well as continuing to expand and improve our repair estimating, total loss, claims, vehicle validation, motor vehicle record and parts salvage databases. We often collaborate with our customers in the development process to focus on addressing their specific needs. We then incorporate what we have learned from our customers’ workflow experiences and needs to deliver quality, workflow-oriented software and services to the marketplace quickly. We believe these efforts provide a significant competitive advantage in the development of new software and services.

As of June 30, 2011, our software development staff consisted of 495 professionals across six international software development centers and our database staff consisted of 316 professionals across five international database development centers.

Competition

We compete primarily on the value and functionality of our software and services, the integrity and breadth of our data, customer service and price. The competitive dynamics of the global automobile insurance claims processing industry vary by region, and our competitors are present in a subset of markets in which we operate. In Europe, our largest competitors include DAT GmbH, EurotaxGlass’ Group and GT Motive Einsa Group, with whom we compete in multiple countries. In North America, our largest competitors include CCC Information Services Inc. in the U.S. and Mitchell International Inc. in the U.S. and Canada. We also encounter regional or country-specific competition in the markets for automobile insurance claims processing software and services and our complementary products and services. For example, Experian® is our principal competitor in the United Kingdom in the vehicle validation market, and car.tv is our principal competitor in Germany in the online salvage vehicle disposition market and, as a result of our acquisition of Explore, ChoicePoint is our principal competitor in the U.S. in the automobile re-underwriting solutions market.

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

Employees

As of June 30, 2011, we had 2,247 associates, including 1,260 employees in our EMEA reportable segment, 954 employees in our Americas reportable segment, and 33 employees in corporate roles. None of our employees are subject to a collective bargaining agreement.

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

We derive a substantial portion of our revenues from sales to large insurance companies and collision repair facilities that have relationships with these insurance companies. During fiscal year 2011, we derived 11.8% of our revenues from our ten largest insurance company customers. The largest three of these customers accounted for 2.3%, 1.7%, and 1.4%, respectively, of our revenues during fiscal year 2011. A loss of one or more of these customers would result in a significant decrease in our revenues, including the business generated by collision repair facilities associated with those customers. Furthermore, many of our arrangements with European customers are terminable by them on short notice or at any time. In addition, disputes with customers may lead to delays in payments to us, terminations of agreements or litigation. Additional terminations or non-renewals of customer contracts or reductions in business from our large customers would harm our business, financial condition and results of operations.

Our industry is highly competitive, and our failure to compete effectively could result in a loss of customers and market share, which could harm our revenues and operating results.

The markets for our automobile insurance claims processing software and services are highly competitive. In the U.S., our principal competitors are CCC Information Services Group Inc. and Mitchell International Inc. In Europe, our principal competitors are EurotaxGlass’s Group, DAT, GmbH and GT Motive Einsa Group. We also encounter regional or country-specific competition in the markets for automobile insurance claims processing software and services and our complementary products and services. For example Experian® is our principal competitor in the United Kingdom in the vehicle validation market, car.tv is our principal competitor in Germany in the online salvage vehicle disposition market and, as a result of our acquisition of Explore, ChoicePoint is our principal competitor in the U.S. in the automobile re-underwriting solutions market. If one or more of our competitors develop software or services that are superior to ours or are more effective in marketing their software or services, our market share could decrease, thereby reducing our revenues. In addition, if one or more of our competitors retain existing or attract new customers for which we have developed new software or services, we may not realize expected revenues from these new offerings, thereby reducing our profitability.

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

We derive most of our revenues, and incur most of our costs, including a portion of our debt service costs, in currencies other than the U.S. dollar, mainly the Euro. In our historical financial statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period for our consolidated statement of income and certain components of stockholders’ equity or the exchange rate at the end of that period for the consolidated balance sheet. These translations resulted in a net foreign currency translation adjustment of $83.5 million and $(64.5) million for fiscal years 2011 and 2010, respectively. Ongoing global economic conditions have impacted currency exchange rates.

Exchange rates between most of the major foreign currencies we use to transact our business and the U.S. dollar have fluctuated significantly over the last few years and we expect that they will continue to fluctuate. The majority of our revenues and costs are denominated in Euros, Pound Sterling, Swiss francs, Canadian dollars and other foreign currencies. The following table provides the average quarterly exchange rates for the Euro and Pound Sterling since the beginning of fiscal year 2010:

Period	Average Euro-to- U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2009	$1.43	$1.64
Quarter ended December 31, 2009	1.48	1.63
Quarter ended March 31, 2010	1.39	1.56
Quarter ended June 30, 2010	1.28	1.49
Quarter ended September 30, 2010	1.29	1.55
Quarter ended December 31, 2010	1.36	1.58
Quarter ended March 31, 2011	1.37	1.60
Quarter ended June 30, 2011	1.44	1.63

During fiscal year 2011, as compared to fiscal year 2010, the movement of the U.S. dollar against most major foreign currencies in which we transact our business was mixed. Relative to the Euro, the average U.S. dollar strengthened by 2.0%, which decreased our revenues and expenses for the 2011 fiscal year relating to the Euro markets in which we transact business. In contrast, the average U.S. dollar weakened versus the Pound Sterling by 0.6%, which increased our revenues and expenses for fiscal year 2011 relating to the United Kingdom. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in an increase or decrease, as the case may be, to our revenues of $26.9 million during fiscal year 2011.

We currently do not hedge our exposure to foreign currency risks. During the fiscal years ended June 30, 2011, 2010, and 2009, we recognized net foreign currency transaction gains (losses) in our consolidated statements of operations of $(10.0) million, $(5.8) million, and $1.2 million, respectively.

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

Our operations and performance depend on worldwide economic conditions, which have deteriorated significantly in many countries where our products and services are sold, and may remain depressed for the foreseeable future. These conditions make it difficult for our customers and potential customers to accurately forecast and plan future business activities, and could cause our customers and potential customers to slow, reduce or refrain from spending on our products. In addition, external factors that affect our business have been and may continue to be impacted by the global economic slowdown. Examples include:

•

Number of Insurance Claims Made: In fiscal year 2010, the number of insurance claims made increased slightly versus fiscal year 2009. In fiscal year 2009, the number of insurance claims for vehicle damage submitted by owners to their insurance carriers declined slightly in several of our markets, including some of our large western European markets. The number of insurance claims made can be influenced by factors such as unemployment levels, the number of miles driven, rising gasoline prices, the number of uninsured drivers, rising insurance premiums and insured opting for lower coverage or higher deductible levels, among other things. Fewer claims made can reduce the transaction-based fees that we generate.

•

Sales of New and Used Vehicles: According to industry sources, new vehicle sales in Advanced Markets fell in 2008, 2009 and 2010. Sales in these markets are projected to grow at a 1% compound annual growth rate through 2020. At the same time, sales in Evolving and Emerging Markets continued to grow through the period from 2008 through 2010 and are projected to grow at a 5.8% compound annual growth rate through 2020. Fewer new light vehicle sales can result in fewer insured vehicles on the road and fewer automobile accidents, which can reduce the transaction-based fees that we generate.

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

•

Automobile Usage—Number of Miles Driven: Several factors can influence miles driven, including gasoline prices and economic conditions. For the first five months of calendar year 2011, cumulative miles driven in the United States declined by 1% compared to the same period in the prior year. In calendar year 2010, the number of miles driven in the United States increased compared to calendar years 2009 and 2008. In calendar year 2009, the number of miles driven in the United States and several of our large western European markets declined due to higher gasoline prices and difficult economic conditions. Fewer miles driven can result in fewer automobile accidents, which can reduce the transaction-based fees that we generate.

While we believe that results from operating in certain of our markets have shown signs of economic improvement since the end of fiscal year 2010, many of our markets around the world have recently experienced volatility. Accordingly, we cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide or in particular economic markets. These and other economic factors could have a material adverse effect on demand for or utilization of our products and on our financial condition and operating results.

We may engage in acquisitions, joint ventures, dispositions or similar transactions that could disrupt our operations, cause us to incur substantial expenses, result in dilution to our stockholders and harm our business or results of operations.

Our growth is dependent upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. We have addressed and will continue to address the need to introduce new products both through internal development and through acquisitions of other companies and technologies that would complement or extend our business or enhance our technological capability. In fiscal year 2010, we acquired three businesses, including our acquisition of an 85% ownership interest in AUTOonline. In fiscal year 2011, we acquired two businesses, including Explore. The acquisition of Explore is our largest acquisition to date.

Our ability to realize the anticipated benefits of the Explore acquisition will depend, to a large extent, on our ability to continue to expand Explore’s products and services and integrate them with our products and services. Our management will be required to devote significant attention and resources to these efforts, which may disrupt the business of either or both of the companies and, if executed ineffectively, could preclude realization of the full benefits we expect. Failure to realize the anticipated benefits of the acquisition could cause an interruption of, or a loss of momentum in, the operations of Explore. In addition, the efforts required to realize the benefits of the acquisition may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and the diversion of management’s attention, and may cause our stock price to decline. The risks associated with the Explore acquisition and our other past or future acquisitions include:

•	adverse effects on existing customer or supplier relationships, such as cancellation of orders or the loss of key customers or suppliers;

•	difficulties in integrating or retaining key employees of the acquired company;

•	difficulties in integrating the operations of the acquired company, such as information technology resources, and financial and operational data;

•	entering geographic or product markets in which we have no or limited prior experience;

•	difficulties in assimilating product lines or integrating technologies of the acquired company into our products;

•	disruptions to our operations;

•	diversion of our management’s attention;

•	potential incompatibility of business cultures;

•	potential dilution to existing stockholders if we issue shares of common stock or other securities as consideration in an acquisition or if we issue any such securities to finance acquisitions;

•	limitations on the use of net operating losses or tax benefits;

•	negative market perception, which could negatively affect our stock price;

•	the assumption of debt and other liabilities, both known and unknown; and

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

Additionally, we may finance future acquisitions and/or joint ventures with cash from operations, additional indebtedness and/or the issuance of additional securities, any of which may impair the operation of our business or present additional risks, such as reduced liquidity or increased interest expense. For example, we financed the purchase price for the Explore acquisition with a private offering of $450.0 million aggregate principal amount of senior notes, which resulted in a decrease of our ratio of earnings to fixed charges and adversely affected the leverage measures in our senior secured credit facility. We may also seek to restructure our business in the future by disposing of certain of our assets, which may harm our future operating results, divert significant managerial attention from our operations and/or require us to accept non-cash consideration, the market value of which may fluctuate.

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

We have a significant amount of indebtedness. As of June 30, 2011, our indebtedness, including current maturities, was $1.0 billion, of which $576.4 million matures in May 2014 and $450.0 million matures in June 2018, and we have the ability to borrow an additional $50.0 million under our amended and restated senior credit facility. During fiscal year 2011, our aggregate interest expense was $31.1 million and cash paid for interest was $30.9 million. As a result of our issuance of $450 million in senior unsecured notes to finance the purchase price of the Explore acquisition, we expect our interest expense and cash interest expense to significantly increase in future periods.

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

In connection with the acquisition of Explore in June 2011, we completed a private offering of $450.0 million aggregate principal amount of senior unsecured notes (the “Senior Notes”). The Senior Notes, in addition to our amended and restated senior credit facility, contains covenants that restrict our and our subsidiaries’ ability to make certain distributions with respect to our capital stock, prepay other debt, encumber our assets, incur additional indebtedness, make capital expenditures above specified levels, engage in business combinations, redeem shares in our operating subsidiaries held by noncontrolling owners or undertake various other corporate activities. These covenants may also require us also to maintain certain specified financial ratios, including those relating to total leverage and interest coverage.

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

Pursuant to agreements entered into prior to the CSG Acquisition, the noncontrolling stockholders of certain of our majority-owned subsidiaries have the right to require us to redeem their shares at the then fair market value. For financial statement reporting purposes, the estimated fair market value of these redeemable noncontrolling interests was $71.6 million at June 30, 2011. During fiscal year 2011, one of the noncontrolling stockholders exercised its right to require us to redeem their shares. Accordingly, in March 2011, we acquired an additional 15% ownership interest in our Audatex Espana majority-owned subsidiary for a cash payment of €9.3 million ($13.1 million). We were not required to obtain a waiver under our senior secured credit facility for the purchase of these shares.

We are active in almost 60 countries, where we are subject to country-specific risks that could adversely impact our business and results of operations.

During fiscal year 2011, we generated approximately 79% of our revenues outside the U.S. and we expect revenues from non-U.S. markets to continue to represent a majority of our total revenues. Business and operations in individual countries are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, currency exchange controls and repatriation of earnings. Our results are also subject to the difficulties of coordinating our activities across almost 60 different countries. Furthermore, our business strategy includes expansion of our operations into new and developing markets, which will require even greater international coordination, expose us to additional local government regulations and involve markets in which we do not have experience or established operations. In addition, our operations in each country are vulnerable to changes in socio-economic conditions and monetary and fiscal policies, intellectual property protection disputes, the settlement of legal disputes through foreign legal systems, the collection of receivables through foreign legal systems, exposure to possible expropriation or other governmental actions, unsettled political conditions, possible terrorist attacks and pandemic disease. These and other factors may harm our operations in those countries and therefore our business and results of operations.

We have a large amount of goodwill and other intangible assets as a result of acquisitions. Our earnings will be harmed if we suffer an impairment of our goodwill or other intangible assets.

We have a large amount of goodwill and other intangible assets and are required to perform an annual, or in certain situations a more frequent, assessment for possible impairment for accounting purposes. At June 30, 2011, we had goodwill and other intangible assets of $1.5 billion, or approximately 68% of our total assets. If we do not achieve our planned operating results or other factors impair these assets, we may be required to incur a non-cash impairment charge. Any impairment charges in the future will adversely affect our results of operations.

We may incur significant restructuring and severance charges in future periods, which would harm our operating results and cash position or increase debt.

We incurred restructuring charges of $7.1 million, $5.9 million, and $4.0 million in fiscal years 2011, 2010 and 2009, respectively. These charges consist primarily of termination benefits paid or to be paid to employees, lease obligations associated with vacated facilities and other costs incurred related to our restructuring initiatives. As of June 30, 2011, our remaining restructuring and severance obligations associated with these restructuring initiatives were $7.5 million.

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

In the European Union and other jurisdictions, there are significant restrictions on the use of personal data. Our violations of these laws could harm our business. In addition, these restrictions may place limits on the information that we can collect from and provide to our customers. Furthermore, concerns about our collection, use or sharing of automobile insurance claims information, moving violation information or other privacy-related matters, even if unfounded, could damage our reputation and operating results.

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

The structure of the Explore acquisition is expected to result in a 15-year tax benefit to Solera with an estimated present value of approximately $120 million on $515 million of tax deductible intangible assets and goodwill. Our ability to utilize these expected tax benefits will depend on a number of factors, including U.S. corporate income tax rates and our profitability. Many of the factors are outside of our control and are subject to a number of risks and uncertainties. As a result, we can provide no assurances that we will realize all of these expected tax benefits or of the timing of such benefits. At this time, we believe it is more-likely-than-not that the tax benefits will be utilized in relation to our projected earnings.

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

We believe that the brand identity we have developed and acquired has significantly contributed to the success of our business. We also believe that maintaining and enhancing our brands, such as Audatex, ABZ, Hollander, Informex, Sidexa, HPI, AUTOonline, Market Scan, IMS and Explore, are critical to the expansion of our software and services to new customers in both existing and new markets. Maintaining and enhancing our brands may require us to make substantial investments and these investments may not be successful. If we fail to promote and maintain our brands or if we incur excessive expenses in this effort, our business, operating results and financial condition will be harmed. We anticipate that, as our markets become increasingly competitive, maintaining and enhancing our brands may become increasingly difficult and expensive. Maintaining and enhancing our brands will depend largely on our ability to be a technology innovator, to continue to provide high quality software and services and protect and defend our brand names and trademarks, which we may not do successfully. To date, we have not engaged in extensive direct brand promotion activities, and we may not successfully implement brand enhancement efforts in the future.

Third parties may claim that we are infringing upon their intellectual property rights, and we could be prevented from selling our software or suffer significant litigation expense even if these claims have no merit.

Our competitive position is driven in part by our intellectual property and other proprietary rights. Third parties, however, may claim that our software, products or technology, including claims data or other data, which we obtain from other parties, are infringing or otherwise violating their intellectual property rights. We may also develop software, products or technology, unaware of pending patent applications of others, which software products or technology may infringe a third party patent once that patent is issued. Any claims of intellectual property infringement or other violation, even claims without merit, could be costly and time-consuming to defend and could divert our management and key personnel from operating our business. In addition, if any third party has a meritorious or successful claim that we are infringing or violating its intellectual property rights, we may be forced to change our software or enter into licensing arrangements with third parties, which may be costly or impractical. These claims may also require us to stop selling our software and/or services as currently designed, which could harm our competitive position. We also may be subject to significant damages or injunctions that prevent the further development and sale of certain of our software or services and may result in a material loss in revenue. Currently, one of our trademarks is subject to a nullification proceeding in front of the Brazil trademark authority.

We may be unable to protect our intellectual property and property rights, either without incurring significant costs or at all, which would harm our business.

We rely on a combination of trade secrets, copyrights, know-how, trademarks, patents, license agreements and contractual provisions, as well as internal procedures, to establish and protect our intellectual property rights. The steps we have taken and will take to protect our intellectual property rights may not deter infringement, duplication, misappropriation or violation of our intellectual property by third parties. In addition, any of the intellectual property we own or license from third parties may be challenged, invalidated, circumvented or rendered unenforceable, or may not be of sufficient scope or strength to provide us with any meaningful information. Furthermore, because of the differences in foreign patent, trademark and other laws concerning proprietary rights, our software and other intellectual property rights may not receive the same degree of protection in foreign countries as they would in the U.S., if at all. We may be unable to protect our rights in trade secrets and unpatented proprietary technology in these countries. We may also be unable to prevent the unauthorized disclosure or use of our technical knowledge, trade secrets or other proprietary information by consultants, vendors, former employees or current employees, despite the existence of nondisclosure and confidentiality agreements, intellectual property assignments and other contractual restrictions. It is also possible that others will independently develop the technology that is the same or similar to ours. If our trade secrets and other proprietary information become known or we are unable to maintain the proprietary nature of our intellectual property, we may not receive any return on the resources expended to create the intellectual property or generate any competitive advantage based on it.

We rely on our brands to distinguish our products and services from the products and services of our competitors, and have registered or applied to register trademarks covering many of these brands. We cannot assure you that our trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products and services, which could result in loss of brand recognition, and could require us to devote resources advertising and marketing new brands.

Third parties, including competitors, may infringe our intellectual property right and we may not have adequate resources to enforce our intellectual property rights. Pursuing infringers of our intellectual property could result in significant monetary costs and diversion of management resources, and any failure to pursue or successfully litigate claims against infringers or otherwise enforce our intellectual property rights could result in competitors using our technology and offering similar products and services, potentially resulting in loss of our competitive advantage and decreased revenues.

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

We began paying quarterly cash dividends of $0.0625 per share outstanding of common stock and per outstanding restricted stock unit to stockholders and restricted stock unit holders of record in the quarter ended September 30, 2009. In fiscal year 2011, we paid quarterly cash dividends of $0.075 per share outstanding of common stock and per outstanding restricted stock unit to stockholders and restricted stock unit holders of record. We also issued quarterly stock dividend equivalents of $0.075 per outstanding restricted stock unit granted to certain of our executive officers during fiscal year 2011 in lieu of the cash dividend, which dividend equivalent will be paid to the restricted stock unit holders as the restricted stock unit vests. On August 15, 2011, we announced that our Board of Directors approved the payment of a cash dividend of $0.10 per share of outstanding common stock and per outstanding restricted stock unit. The Board of Directors also approved a quarterly stock dividend equivalent of $0.10 per outstanding restricted stock unit granted to certain of our executive officers during fiscal years 2011 and 2012, in lieu of the cash dividend, which dividend equivalent will be paid to the restricted stock unit holders as the restricted stock unit vests. The dividends are payable on September 20, 2011 to stockholders and restricted stock unit holders of record at the close of business on September 8, 2011. Any determination to pay dividends in future periods will be at the discretion of our Board of Directors. Our ability to pay dividends to holders of our common stock and restricted stock units in future periods may be limited by restrictive covenants under our amended and restated senior credit facility and the indenture for the Senior Notes. As a result, your only opportunity to achieve a return on your investment in us could be if the market price of our common stock appreciates and you sell your shares at a profit. We cannot assure you that the market price for our common stock will ever exceed the price that you pay.

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

Our Corporate headquarters are located in Westlake, Texas, where we currently lease approximately 15,000 square feet of space.

Our principal leased EMEA facilities are located in Zurich, Switzerland. Our principal leased Americas facilities are located in San Diego, California; Ann Arbor, Michigan; Plymouth and Eagan, Minnesota; Milwaukie, Oregon; and Zeist, the Netherlands. We also lease a number of other facilities in countries where we operate. We own real estate in Minden, Germany; Brussels, Belgium; Reading, United Kingdom; Salisbury, United Kingdom; and Harrogate, United Kingdom.

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

•	We are subject to assertions by our customers and strategic partners that we have not complied with the terms of our agreements with them or our agreements with them are not enforceable.

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

Fiscal Year 2011:	High	Low
First Quarter	$44.67	$35.93
Second Quarter	$53.12	$42.42
Third Quarter	$54.80	$47.88
Fourth Quarter	$59.51	$49.49

Fiscal Year 2010:
First Quarter	$31.20	$23.75
Second Quarter	$37.76	$30.21
Third Quarter	$39.24	$31.96
Fourth Quarter	$40.25	$32.43

Holders of Record

As of August 16, 2011, there were approximately 22 holders of record of our common stock.

Dividends

In fiscal years 2011 and 2010, we paid quarterly cash dividends of $0.075 and $0.0625, respectively, per share outstanding of common stock and per outstanding restricted stock unit to stockholders and restricted stock unit holders of record. We also issued quarterly stock dividend equivalents of $0.075 per outstanding restricted stock unit granted to certain of our executive officers during fiscal year 2011 in lieu of the cash dividend, which dividend equivalent will be paid to the restricted stock unit holders as the restricted stock unit vests. Cash dividends paid in fiscal years 2011 and 2010 were as follows (in thousands, except per share data):

Fiscal Year 2011:	Per Share	Total	Cumulative by Fiscal Year
First Quarter	$0.0750	$5,285	$5,285
Second Quarter	0.0750	5,305	10,590
Third Quarter	0.0750	5,320	15,910
Fourth Quarter	0.0750	5,321	21,231

	$0.3000	$21,231

Fiscal Year 2010:
First Quarter	$0.0625	$4,375	$4,375
Second Quarter	0.0625	4,378	8,753
Third Quarter	0.0625	4,395	13,148
Fourth Quarter	0.0625	4,399	17,547

	$0.2500	$17,547

On August 15, 2011, we announced that our Board of Directors approved the payment of a cash dividend of $0.10 per share of outstanding common stock and per outstanding restricted stock unit. The Board of Directors also approved a quarterly stock dividend equivalent of $0.10 per outstanding restricted stock unit granted to certain of our executive officers during fiscal years 2011 and 2012 in lieu of the cash dividend, which dividend equivalent will be paid to the restricted stock unit holders as the restricted stock unit vests. Any determination to pay dividends in future periods will be at the discretion of our board of directors. Our ability to pay dividends to holders of our common stock and restricted stock units in future periods may be limited by restrictive covenants under our amended and restated senior credit facility.

Unregistered Sales of Equity Securities

None.

Equity Compensation Plan Information

The following table sets forth certain information regarding our equity compensation plans as of June 30, 2011 (shares in thousands):

Plan Category	Number of securities to be issued upon exercise of outstanding options purchase rights and vesting of restricted stock units		Weighted-average exercise price of outstanding options and unvested restricted stock units	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders:
2006 Securities Purchase Plan (1)	2		$0.30	—
2007 Long-Term Equity Incentive Plan (2)	449		23.90	—
2007 Employee Stock Purchase Plan	—		—	1,434
2008 Omnibus Equity Incentive Plan (2)	1,438	(3)	35.79	10,025	(4)
Equity compensation plans not approved by stockholders	—		—	—

Total	1,889			11,459

(1)	In November 2006, our board of managers adopted the 2006 Securities Purchase Plan. In January and February 2007, pursuant to securities purchase agreements, 24 employees purchased common equity interests that were converted into approximately 740,000 shares of common stock. Pursuant to these agreements, the shares of stock held by these employees remains subject to vesting over a five-year period, and unvested shares remain subject to repurchase by us. No additional equity securities will be issued under this plan. The outstanding shares under the 2006 Securities Purchase Plan as of June 30, 2011 represent unvested restricted common shares that remain subject to repurchase.
(2)	Following our stockholders’ approval of the 2008 Omnibus Equity Incentive Plan (the “2008 Plan”) on November 12, 2008, we ceased granting equity awards under our 2007 Long-Term Equity Incentive Plan (the “2007 Plan”). All equity awards granted after November 12, 2008 have been granted pursuant to the 2008 Plan. Subject to certain exceptions, all outstanding equity awards under the 2007 Plan that are forfeited, expired or settled in cash will be returned to and made available for issuance under the 2008 Plan. Under the 2008 Plan, each award granted, other than stock options and stock appreciation rights, reduces the number of securities available for issuance under the 2008 Plan by 2.05 shares.
(3)	Assumes the target amount of outstanding performance share units will be earned.
(4)	Reflects the maximum amount of performance share units that could be earned.

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

The graph assumes that the value of the investment in our common stock and each index was $100 on May 16, 2007.

	Cumulative Total Return
	Solera Holdings, Inc.	Russell 2000 Index	Information Service Peers
May 16, 2007	$100.00	$100.00	$100.00
June 29, 2007	$110.74	$101.65	$107.46
June 29, 2008	$158.06	$84.08	$93.10
June 30, 2009	$145.14	$61.97	$83.34
June 30, 2010	$208.44	$77.73	$87.56
June 30, 2011	$342.72	$106.81	$101.20

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

Our results of operations include the results of operations of acquired companies from the date of the respective acquisitions.

	Fiscal Years Ended June 30,
	2011 (1)	2010 (2)	2009 (3)	2008	2007
Statement of Income Data:
Revenues	$684,697	$631,348	$557,691	$539,853	$471,960

Cost of revenues:
Operating expenses	134,649	130,852	128,101	131,751	137,918
Systems development and programming costs	68,932	67,926	59,941	66,666	64,066

Total cost of revenues (excluding depreciation and amortization)	203,581	198,778	188,042	198,417	201,984
Selling, general and administrative expenses	187,701	170,562	159,414	153,384	125,978
Depreciation and amortization	83,088	88,978	86,146	95,266	104,419
Restructuring charges, asset impairments, and other costs associated with exit and disposal activities	7,093	5,910	3,952	13,286	6,049
Acquisition and related costs	9,687	4,032	4,427	1,112	9,969
Interest expense	31,102	32,782	38,565	45,730	69,681
Other (income) expense, net	7,815	3,964	(15,656)	(9,518)	31,509

	530,067	505,006	464,890	497,677	549,589

Income (loss) before provision for income taxes	154,630	126,342	92,801	42,176	(77,629)
Income tax provision (benefit)	(14,427)	32,171	26,168	35,106	(6,928)

Net income (loss)	169,057	94,171	66,633	7,070	(70,701)
Less: Net income attributable to noncontrolling interests	11,680	9,739	8,326	7,243	4,050

Net income (loss) attributable to Solera Holdings, Inc.	157,377	84,432	58,307	(173)	(74,751)
Dividends and redeemable preferred unit accretion	—	—	—	—	14,614

Net income (loss) applicable to common shares/units	$157,377	$84,432	$58,307	$(173)	$(89,365)

Net income (loss) attributable to Solera Holdings, Inc. per common share/unit:
Basic (4)	$2.23	$1.20	$0.86	$(0.00)	$(2.64)
Diluted (4)	$2.22	$1.20	$0.86	$(0.00)	$(2.64)
Dividends paid per share	$0.30	$0.25	$—	$—	$—

	Fiscal Years Ended June 30,
	2011 (1)	2010 (2)	2009 (3)	2008	2007
Weighted average common shares/units used in the calculation of net income attributable to Solera Holdings, Inc. per common share (4):
Basic	70,349	69,587	67,252	63,500	33,865
Diluted	70,683	69,763	67,295	63,500	33,865
Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$211,531	$190,284	$133,405	$122,615	$48,829
Investing activities (5)	(543,558)	(111,287)	(121,876)	(19,135)	(41,507)
Financing activities (6)	410,901	(28,927)	72,214	(56,548)	(9,107)
Balance Sheet Data (as of the end of period):
Cash and cash equivalents	$371,101	$240,522	$223,420	$149,311	$89,868
Total assets (7)	2,169,135	1,356,653	1,418,609	1,331,755	1,223,953
Long-term debt, net of current portion (8)	1,020,383	538,018	592,200	624,570	599,128
Total stockholders’ equity	785,109	512,815	492,815	395,813	342,059

(1)	The results of operations of Explore and New Era, acquired in fiscal year 2011, are included from the respective dates of the acquisitions, which are not the first day of the applicable fiscal year.
(2)	The results of operations of AUTOonline, GTLDATA and Market Scan, acquired in fiscal year 2010, are included from the respective dates of the acquisitions, which are not the first day of the applicable fiscal year.
(3)	The results of operations of HPI, UCS and Inpart, acquired in fiscal year 2009, are included from the respective dates of the acquisitions, which are not the first day of the applicable fiscal year.
(4)	All unit and per unit amounts give effect to a one-for-three reverse split of our common units, which was completed on April 30, 2007.
(5)	The increase in cash flows used in investing activities in fiscal year 2011 primarily reflects the $520.0 million paid to acquire Explore in June 2011.
(6)	The increase in cash flows provided by financing activities in fiscal year 2011 primarily reflects the $444.3 million of net proceeds from our issuance of the Senior Notes in June 2011.
(7)	The increase in total assets in fiscal year 2011 primarily reflects the goodwill and acquired intangible assets from our acquisition of Explore.
(8)	The increase in long-term debt, net of current portion in fiscal year 2011 primarily reflects our issuance of the Senior Notes in June 2011.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for fiscal years 2011, 2010 and 2009 are not necessarily indicative of the results that may be expected for any future period. We describe the effects on our results that are attributed to the change in foreign currency exchange rates by measuring the incremental difference between translating the current and prior period results at the monthly average rates for the same period from the prior year.

Overview of the Business

We are the leading global provider of software and services to the automobile insurance claims processing industry. At the core of our software and services are our proprietary databases, each of which has been adapted to our local markets. We also provide products and services that complement our insurance claims processing software and services, including used vehicle validation, fraud detection software and services and disposition of salvage vehicles. Our automobile insurance claims processing customers include insurance companies, collision repair facilities, independent assessors and automotive recyclers. We help our customers:

•	estimate the costs to repair damaged vehicles and determine pre-collision fair market values for damaged vehicles for which the repair costs exceed the vehicles’ value;

•	automate and outsource steps of the claims process that insurance companies have historically performed internally; and

•	improve their ability to monitor and manage their businesses through data reporting and analysis.

We serve over 75,000 customers and are active in almost 60 countries across six continents with approximately 2,250 employees. Our customers include more than 1,500 automobile insurance companies, 36,500 collision repair facilities, 7,000 independent assessors and 30,000 automotive recyclers, auto dealers and others. We derive revenues from many of the world’s largest automobile insurance companies, including the ten largest automobile insurance companies in Europe and nine of the ten largest automobile insurance companies in North America.

At the core of our software and services are our proprietary databases, which are localized to each geographical market we serve. Our insurance claims processing software and services are typically integrated into our customers’ systems, operations and processes, making it costly and time consuming to switch to another provider. This customer integration, along with our long-standing customer relationships, has contributed to our very high customer retention rate.

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

The table below sets forth our revenues by reportable segment and as a percentage of our total revenues for the periods indicated (dollars in millions):

	Fiscal Years Ended June 30,
	2011		2010		2009
EMEA	$390.5	57.0%	$359.6	57.0%	$290.5	52.1%
Americas	294.2	43.0	271.7	43.0	267.2	47.9

Total	$684.7	100.0%	$631.3	100.0%	$557.7	100.0%

On July 14, 2011, we announced the formation of the Netherlands, Germany, Austria and Switzerland (“NGAS”) Region, which will enable us to leverage the operational and technological achievements and investments we made in the Highly Established Markets Initiative (“HEMI”) Region across our markets.

As a result of the creation of the NGAS Region, we will transfer our Netherlands operating segment from our Americas reportable segment to our EMEA reportable segment in the first quarter of fiscal year 2012. Accordingly, our EMEA reportable segment will encompass our operations in Europe, the Middle East, Africa, Asia and Australia, while our Americas reportable segment will encompass our operations in North, Central and South America. The information presented below reflects the re-alignment of our reportable segments for the transfer of our Netherlands operating segment to our EMEA reportable segment.

(in thousands)	EMEA	Americas	Corporate	Total
Fiscal Year Ended June 30, 2011
Revenues	$453,065	$231,632	$—	$684,697
Income (loss) before provision for income taxes	148,140	95,524	(89,034)	154,630
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	56,892	26,196	—	83,088
Interest expense	1,485	37	29,580	31,102
Other (income) expense—net	5,754	(1,125)	3,186	7,815
Total assets at end of period	1,207,539	796,750	164,846	2,169,135
Capital expenditures	11,262	8,213	—	19,475

Fiscal Year Ended June 30, 2010
Revenues	$420,753	$210,595	$—	$631,348
Income (loss) before provision for income taxes	131,863	61,626	(67,147)	126,342
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	60,337	28,641	—	88,978
Interest expense	1,498	277	31,007	32,782
Other (income) expense—net	1,968	(118)	2,114	3,964
Total assets at end of period	1,054,573	261,659	40,421	1,356,653
Capital expenditures	12,990	9,554	—	22,544

Fiscal Year Ended June 30, 2009
Revenues	$351,741	$205,950	$—	$557,691
Income (loss) before provision for income taxes	102,831	48,288	(58,318)	92,801
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	54,240	31,897	9	86,146
Interest expense	767	285	37,513	38,565
Other (income) expense—net	(1,415)	(617)	(13,624)	(15,656)
Total assets at end of period	1,130,655	279,571	8,383	1,418,609
Capital expenditures	7,268	6,811	—	14,079

Set forth below is our revenues from each of our principal customer categories and as a percentage of revenues for the periods indicated (dollars in millions):

	Fiscal Years Ended June 30,
	2011		2010		2009
Insurance companies	$275.1	40.2%	$250.9	39.7%	$231.9	41.6%
Collision repair facilities	243.6	35.6	225.6	35.7	203.6	36.5
Independent assessors	71.0	10.4	66.6	10.6	54.2	9.7
Automotive recyclers and others	95.0	13.8	88.2	14.0	68.0	12.2

Total	$684.7	100.0%	$631.3	100.0%	$557.7	100.0%

For fiscal year 2011, the United States, the United Kingdom and Germany were the only countries that individually represented more than 10% of total revenues.

Components of Revenues and Expenses

Revenues

We generate revenues from the sale of software and services to our customers pursuant to negotiated contracts or pricing agreements. Pricing for our software and services is set forth in these agreements and negotiated with each customer. We generally bill our customers monthly under one or more of the following bases:

•	price per transaction;

•	fixed monthly amount for a prescribed number of transactions;

•	fixed monthly subscription rate;

•	price per set of services rendered; and

•	price per system delivered.

Our software and services are often sold as packages, without individual pricing for each component. Our revenues are reflected net of customer sales allowances, which we estimate based on both our examination of a subset of customer accounts and historical experience.

Our core offering is our estimating and workflow software, which is used by our insurance company, collision repair facility and independent assessor customers, representing the majority of our revenues. Our salvage and recycling software, business intelligence and consulting services, vehicle data validation, salvage disposition, driver violation reporting services and other offerings represent in the aggregate a smaller portion of our revenues. As a result of our acquisition of Explore, we also generate revenue from professional service projects with milestone billings. We believe that our estimating and workflow software will continue to represent the majority of our revenue for the foreseeable future.

Cost of revenues (excluding depreciation and amortization)

Our costs and expenses applicable to revenues represent the total of operating expenses and systems development and programming costs, which are discussed below.

Operating expenses

Our operating expenses include: compensation and benefit costs for our operations, database development and customer service personnel; other costs related to operations, database development and customer support functions; third-party data and royalty costs; costs related to computer software and hardware used in the delivery of our software and services; and, as a result of our acquisition of Explore, the costs of purchased data from state departments of motor vehicles.

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

Depreciation and amortization

Depreciation includes depreciation attributable to buildings, leasehold improvements, data processing and computer equipment, furniture and fixtures. Amortization includes amortization attributable to software purchases and software developed or obtained for internal use and intangible assets acquired in business combinations, particularly our acquisition of the Claims Services Group from Automated Data Processing, Inc. in 2006 (the “CSG Acquisition”).

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

Acquisition and related costs

Acquisition and related costs include legal and other professional fees and other transaction costs associated with completed and contemplated business combinations and asset acquisitions, costs associated with integrating acquired businesses, including costs incurred to eliminate workforce redundancies and for product rebranding, and other charges incurred as a direct result of our acquisition efforts. These other charges include changes to the fair value of contingent purchase consideration, acquired assets and assumed liabilities subsequent to the completion of the purchase price allocation purchase consideration that is deemed to be compensatory in nature, incentive compensation arrangements with continuing employees of acquired companies and gains and losses resulting from the settlement of a pre-existing contractual relationship with an acquiree as a result of the applicable acquisition.

Interest expense

Interest expense consists primarily of payments of interest on our debt and amortization of related debt issuance costs.

Other (income) expense, net

Other (income) expense, net consists of foreign exchange gains and losses on notes receivable and notes payable to affiliates, interest income and other miscellaneous income and expense.

Income tax provision (benefit)

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

Foreign currency. During fiscal years 2011, 2010 and 2009, we generated approximately 79%, 78% and 74% of our revenues, respectively, and incurred a majority of our costs, in currencies other than the U.S. dollar, primarily the Euro. We translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period for our consolidated statement of income and certain components of stockholders’ equity and the exchange rate at the end of that period for the consolidated balance sheet. These translations resulted in foreign currency translation adjustments of $83.5 million and $(64.5) million for fiscal years 2011 and 2010, respectively, which are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains (losses) recognized in our consolidated statements of income were $(10.0) million, $(5.8) million, and $1.2 million during fiscal years 2011, 2010, and 2009, respectively.

Exchange rates between most of the major foreign currencies we use to transact our business and the U.S. dollar have fluctuated significantly over the last few years and we expect that they will continue to fluctuate. The majority of our revenues and costs are denominated in Euros, Pound Sterling, Swiss francs, Canadian dollars and other foreign currencies. The following table provides the average quarterly exchange rates for the Euro and Pound Sterling since the beginning of fiscal year 2010:

Period	Average Euro-to- U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2009	$1.43	$1.64
Quarter ended December 31, 2009	1.48	1.63
Quarter ended March 31, 2010	1.39	1.56
Quarter ended June 30, 2010	1.28	1.49
Quarter ended September 30, 2010	1.29	1.55
Quarter ended December 31, 2010	1.36	1.58
Quarter ended March 31, 2011	1.37	1.60
Quarter ended June 30, 2011	1.44	1.63

During fiscal year 2011, as compared to fiscal year 2010, the movement of the U.S. dollar against most major foreign currencies in which we transact our business was mixed. Relative to the Euro, the average U.S. dollar strengthened by 2.0%, which decreased our revenues and expenses for fiscal year 2011 relating to the Euro markets in which we transact business. In contrast, the average U.S. dollar weakened versus the Pound Sterling by 0.6%, which increased our revenues and expenses for fiscal year 2011 relating to the United Kingdom. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in an increase or decrease, as the case may be, to our revenues of $26.9 million during fiscal year 2011.

Factors that affect business volume. The following external factors have or may have an effect on the number of claims that are submitted and/or our volume of transactions, any of which can affect our revenues:

•

Number of insurance claims made. In fiscal year 2010, the number of insurance claims made increased slightly versus fiscal year 2009. In fiscal year 2009, the number of insurance claims for vehicle damage submitted by owners to their insurance carriers declined slightly in several of our markets, including some of our large western European markets. The number of insurance claims made can be influenced by factors such as unemployment levels, the number of miles driven, rising gasoline prices, the number of uninsured drivers, rising insurance premiums and insured opting for lower coverage or higher deductible levels, among other things. Fewer claims made can reduce the transaction-based fees that we generate.

•

Sales of new and used vehicles. According to industry sources, new vehicle sales fell in 2008, 2009 and 2010 in markets wherein automobile insurance is generally government-mandated claims processing is automated (“advanced markets”). Sales in these markets are projected to grow at a 1% compound annual growth rate through 2020. At the same time, in markets other than the advanced markets, sales continued to grow from 2008 through 2010, and are projected to grow at a 5.8% compound annual growth rate through 2020. Fewer new light vehicle sales can result in fewer insured vehicles on the road and fewer automobile accidents, which can reduce the transaction-based fees that we generate.

•

Damaged vehicle repair costs. The cost to repair damaged vehicles, also known as severity, includes labor, parts and other related costs. Severity has steadily risen for a number of years. According to the Insurance Information Institute, from 2001 through 2010, the price index for body work has increased by 30.5% compared with a 23.2% increase in the general cost of living index. Insurance companies purchase our products and services to help standardize the cost of repair. Should the cost of labor, parts and other related items continue to increase over time, insurance companies may seek to purchase and utilize an increasing number of our products and services to help improve the standardization of the cost of repair.

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

•

Automobile usage—number of miles driven. Several factors can influence miles driven including gasoline prices and economic conditions. For the first five months of calendar year 2011, cumulative miles driven in the United States declined by 1% compared to the same period in the prior year. Fewer miles driven can result in fewer automobile accidents, which can reduce the transaction-based fees that we generate.

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

Non-cash charges. We incurred pre-tax, non-cash share-based compensation charges of $13.6 million, $9.6 million and $6.7 million during fiscal years 2011, 2010, and 2009, respectively. At June 30, 2011, the estimated total remaining unamortized share-based compensation expense, net of forfeitures, was $24.6 million which is expected to be recognized over a weighted-average period of 2.7 years.

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

Results of Operations

Our results of operations include the results of operations of acquired companies from the date of the respective acquisitions.

The table below sets forth our results of operations data, including the amount and percentage changes for the periods indicated:

	Fiscal Years Ended June 30,			Fiscal Year 2011 to Fiscal Year 2010 Change		Fiscal Year 2010 to Fiscal Year 2009 Change
	2011	2010	2009	$	%	$	%
	(dollars in thousands)
Revenues	$684,697	$631,348	$557,691	$53,349	8.4%	$73,657	13.2%
Cost of revenues:
Operating expenses	134,649	130,852	128,101	3,797	2.9	2,751	2.1
Systems development and programming costs	68,932	67,926	59,941	1,006	1.5	7,985	13.3

Total cost of revenues (excluding depreciation and amortization)	203,581	198,778	188,042	4,803	2.4	10,736	5.7
Selling, general and administrative expenses	187,701	170,562	159,414	17,139	10.0	11,148	7.0
Depreciation and amortization	83,088	88,978	86,146	(5,890)	(6.6)	2,832	3.3
Restructuring charges, asset impairments and other costs associated with exit and disposal activities	7,093	5,910	3,952	1,183	20.0	1,958	49.5
Acquisition and related costs	9,687	4,032	4,427	5,655	140.2	(395)	(8.9)
Interest expense	31,102	32,782	38,565	(1,680)	(5.1)	(5,783)	(15.0)
Other (income) expense, net	7,815	3,964	(15,656)	3,851	97.1	19,620	(125.3)

	530,067	505,006	464,890	25,061	5.0	40,116	8.6
Income before provision for income taxes	154,630	126,342	92,801	28,288	22.4	33,541	36.1
Income tax provision (benefit)	(14,427)	32,171	26,168	(46,598)	(144.8)	6,003	22.9

Net income	169,057	94,171	66,633	74,886	79.5	27,538	41.3
Less: Net income attributable to noncontrolling interests	11,680	9,739	8,326	1,941	19.9	1,413	17.0

Net income attributable to Solera Holdings, Inc.	$157,377	$84,432	$58,307	$72,945	86.4%	$26,125	44.8%

Amounts and percentages in the above table and throughout our discussion and analysis of financial conditions and results of operations may reflect rounding adjustments.

The table below sets forth our results of operations data expressed as a percentage of revenues for the periods indicated:

	Fiscal Years Ended June 30,
	2011	2010	2009
Revenues	100.0%	100.0%	100.0%
Cost of revenues:
Operating expenses	19.7	20.7	23.0
Systems development and programming costs	10.1	10.8	10.7

Total cost of revenues (excluding depreciation and amortization)	29.7	31.5	33.7
Selling, general & administrative expenses	27.4	27.0	28.6
Depreciation and amortization	12.1	14.1	15.4
Restructuring charges, asset impairments and other costs associated with exit and disposal activities	1.0	0.9	0.7
Acquisition and related costs	1.4	0.6	0.8
Interest expense	4.5	5.2	6.9
Other (income) expense, net	1.1	0.6	(2.8)

	77.4	80.0	83.4

Income before provision for income taxes	22.6	20.0	16.6
Income tax provision (benefit)	(2.1)	5.1	4.7

Net income	24.7	14.9	11.9
Less: Net income attributable to noncontrolling interests	1.7	1.5	1.5

Net income attributable to Solera Holdings, Inc.	23.0%	13.4%	10.5%

Revenues

Fiscal Year 2011 vs. Fiscal Year 2010. During fiscal year 2011, revenues increased $53.4 million, or 8.4%. After adjusting for changes in foreign currency exchange rates, revenues increased $50.9 million, or 8.1%, during fiscal year 2011 relating to revenue contributions from AUTOonline, which we acquired in October 2009, of $11.3 million, and Explore, which we acquired in June 2011, of $4.0 million, as well as growth in transaction and subscription revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

Our EMEA revenues increased $30.9 million, or 8.6%, to $390.5 million. After adjusting for changes in foreign currency exchange rates, EMEA revenues increased $31.9 million, or 8.9%, during fiscal year 2011 resulting from increases in revenue contributions from AUTOonline of $11.3 million, as well as growth in transaction and subscription revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

Our Americas revenues increased $22.5 million, or 8.3%, to $294.2 million. After adjusting for changes in foreign currency exchange rates, Americas revenues increased $19.0 million, or 7.0%, during fiscal year 2011 resulting from increases in revenue contributions from Explore of $4.0 million, as well as growth in transaction and subscription revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

Fiscal Year 2010 vs. Fiscal Year 2009. During fiscal year 2010, revenues increased $73.6 million, or 13.2%, and includes an increase in revenues from HPI, acquired in December 2008, of $23.5 million. After adjusting for changes in foreign currency exchange rates and excluding revenues from HPI, revenues increased $39.9 million, or 7.4%, during fiscal year 2010 primarily relating to revenue contributions from AUTOonline of $21.6 million, as well as growth in transaction, flat fee and subscription revenues in several countries from sales to new customers and increased revenues from and sales of new software and services to existing customers.

Our EMEA revenues increased $69.1 million, or 23.8%, to $359.6 million, including an increase in revenues from HPI of $23.5 million. After adjusting for changes in foreign currency exchange rates and excluding revenues from HPI, EMEA revenues increased $42.0 million, or 15.6%, during fiscal year 2010 primarily relating to revenue contributions from AUTOonline, in which we acquired an 85% interest on October 1, 2009, of $21.6 million, as well as growth in transaction, flat fee and subscription revenues in several countries from sales to new customers and increased revenues from the sales of new software and services to existing customers.

Our Americas revenues increased $4.5 million, or 1.7%, to $271.7 million. After adjusting for changes in foreign currency exchange rates, Americas revenues decreased $2.1 million, or 0.8%, during fiscal year 2010 resulting from the loss of a major U.S. insurance company customer having completed its transition to another provider in the fourth quarter of fiscal year 2009, partially offset by growth in transaction and subscription revenues from sales to new customers and increased revenues from and sales of new software and services to existing customers.

Revenue growth for each of our customer categories was as follows (dollars in millions):

	Fiscal Year 2011 vs Fiscal Year 2010		Fiscal Year 2010 vs Fiscal Year 2009
Customer category	Revenue Growth	Percentage Change	Revenue Growth	Percentage Change
Insurance companies	$24.2	9.6%	$19.0	8.2%
Collision repair facilities	18.0	8.0	22.0	10.8
Independent assessors	4.4	6.6	12.4	23.1
Automotive recyclers and other	6.8	7.6	20.2	29.8

Total	$53.4	8.4%	$73.6	13.2%

Revenue growth for each of our customer categories after adjusting for changes in foreign currency exchange rates was as follows (dollars in millions):

	Fiscal Year 2011 vs Fiscal Year 2010		Fiscal Year 2010 vs Fiscal Year 2009
Customer category	Revenue Growth	Percentage Change	Revenue Growth	Percentage Change
Insurance companies	$22.1	8.8%	$13.7	5.9%
Collision repair facilities	17.5	7.8	19.1	9.4
Independent assessors	5.2	7.8	11.2	20.8
Automotive recyclers and other	6.1	6.9	20.4	29.9

Total	$50.9	8.1%	$64.4	11.6%

Operating expenses

Fiscal Year 2011 vs. Fiscal Year 2010. During fiscal year 2011, operating expenses increased $3.8 million, or 2.9%. After adjusting for changes in foreign currency exchange rates, operating expenses increased $2.0 million, or 1.5%, during fiscal year 2011 due to an increase in costs in our EMEA segment and expense contributions from Explore, offset by cost reductions in our Americas segment resulting from restructuring initiatives.

Our EMEA operating expenses increased $4.5 million, or 6.2%. After adjusting for changes in foreign currency exchange rates, EMEA operating expenses increased $3.0 million, or 4.1%, during fiscal year 2011 primarily due to an increase in expense contributions from AUTOonline of $0.9 million and the increased revenue in our EMEA segment during the same period which caused increases in personnel expenses of $1.5 million, third party license fees of $0.8 million and equipment expenses of $0.6 million, offset by decreases in administrative and professional fees of $0.8 million.

Our Americas operating expenses decreased $0.7 million, or 1.2%. After adjusting for changes in foreign currency exchange rates, Americas operating expenses decreased $1.0 million, or 1.7%, during fiscal year 2011 due principally to $2.9 million in expense reductions resulting from the restructuring initiatives implemented in our Americas segment, offset by expense contributions from Explore of $1.9 million.

Fiscal Year 2010 vs. Fiscal Year 2009. During fiscal year 2010, operating expenses increased $2.8 million, or 2.1%, and includes an increase in operating expenses from HPI of $5.1 million. After adjusting for changes in foreign currency exchange rates and excluding the operating expenses of HPI, operating expenses decreased $4.4 million, or 3.6%, during fiscal year 2010 due primarily to reductions in personnel expenses in our Americas segment, offset by an increase in operating expenses in our EMEA segment, primarily resulting from operating expense contributions from AUTOonline.

Our EMEA operating expenses increased $9.8 million, or 15.5%, including an increase in operating expenses from HPI of $5.1 million. After adjusting for changes in foreign currency exchange rates and excluding the operating expenses of HPI, EMEA operating expenses increased $3.4 million, or 5.8%, during fiscal year 2010 reflecting operating expense contributions from AUTOonline of $2.6 million, and an increase in third-party license fees associated with the increase in revenues over the same period.

Our Americas operating expenses decreased $7.0 million, or 10.8%. After adjusting for changes in foreign currency exchange rates, Americas operating expenses decreased $7.8 million, or 11.9%, during fiscal year 2010 due principally to a $5.4 million decrease in personnel expenses and a $2.2 million decrease in equipment related expenses as a result of headcount reductions and other cost savings initiatives implemented pursuant to a restructuring plan that we implemented in our Americas reporting segment in April 2009.

Systems development and programming costs

Fiscal Year 2011 vs. Fiscal Year 2010. During fiscal year 2011, systems development and programming costs (“SD&P”) increased $1.0 million, or 1.5%. After adjusting for changes in foreign currency exchange rates, SD&P decreased $0.7 million, or 1.1%, during fiscal year 2011 primarily due to reductions in personnel and consulting costs in our Americas segment partially offset by increases in personnel expenses in our EMEA segment.

Our EMEA SD&P increased $4.1 million, or 10.9%. After adjusting for changes in foreign currency exchange rates, EMEA SD&P increased $2.4 million, or 6.4%, during fiscal year 2011 primarily due to an increase in personnel costs of $2.8 million resulting from sales growth and geographic expansion and increases in SD&P contributions from AUTOonline of $1.0 million, offset by a reduction in external development costs of $1.4 million resulting from ongoing cost saving initiatives.

Our Americas SD&P decreased $3.1 million, or 10.5%. After adjusting for changes in foreign currency exchange rates, Americas SD&P decreased $3.1 million, or 10.5%, during fiscal year 2011 primarily due to decreases in personnel costs and professional fees of $1.9 million and $1.4 million, respectively, pursuant to our restructuring initiatives, offset by expense contributions from Explore of $0.2 million.

Fiscal Year 2010 vs. Fiscal Year 2009. During fiscal year 2010, SD&P increased $8.0 million, or 13.3%, including an increase in SD&P from HPI of $1.1 million. After adjusting for changes in foreign currency exchange rates and excluding the SD&P of HPI, SD&P increased $5.6 million, or 9.6%, during fiscal year 2010 due primarily to increases in consulting and other professional fees in our Americas segment and personnel expenses in our EMEA segment.

Our EMEA SD&P increased $5.4 million, or 16.5%, including an increase in SD&P from HPI of $1.1 million. After adjusting for changes in foreign currency exchange rates and excluding the operating expenses of HPI, EMEA SD&P increased $3.3 million, or 10.5%, during fiscal year 2010 principally due to SD&P contributions from AUTOonline of $1.7 million and a $2.4 million increase in personnel expenses, offset by a $0.8 million decrease in other expenses primarily related to lower external development costs as a result of development work completed in prior periods.

Our Americas SD&P increased $2.6 million, or 9.5%. After adjusting for changes in foreign currency exchange rates, Americas SD&P increased $2.3 million, or 8.5%, during fiscal year 2010 resulting from an increase in consulting and other professional fees associated with the development of software updates and new software releases.

Selling, general and administrative expenses

Fiscal Year 2011 vs. Fiscal Year 2010. During fiscal year 2011, selling, general and administrative expenses (“SG&A”) increased $17.1 million, or 10.0%. After adjusting for changes in foreign currency exchange rates, SG&A increased $15.5 million, or 9.1%, primarily due to an increase in personnel expenses and advertising expenses of $10.9 million and $0.7 million, respectively, resulting from sales growth and geographic expansion as well as the expansion of certain of our corporate and administrative functions, a $4.0 million increase in stock-based compensation expense, SG&A contributions from AUTOonline and Explore totaling $1.5 million and a $0.7 million increase in other administrative expenses, offset by a decrease in facilities costs of $1.2 million pursuant to our restructuring initiatives and professional fees of $1.1 million.

Fiscal Year 2010 vs. Fiscal Year 2009. During fiscal year 2010, SG&A increased $11.1 million, or 7.0%, including an increase in SG&A from HPI of $4.0 million. After adjusting for changes in foreign currency exchange rates and excluding SG&A of HPI, SG&A increased $5.0 million, or 3.2%, primarily due to expenses from AUTOonline of $8.2 million, a $2.9 million increase in stock-based compensation expense and a $1.1 million increase in personnel expenses, offset by a $4.7 million decrease in professional fees resulting from cost savings measures implemented pursuant to restructuring initiatives and the transition of certain functions in-house, a $1.2 million decrease in non-income based taxes in foreign jurisdictions, a $1.0 million decrease in facilities-related costs resulting from the closure of our San Ramon, California facility pursuant to restructuring initiatives and a $0.3 million decrease in other administrative expenses.

Notwithstanding the impact of fluctuations in the value of the U.S. dollar versus certain foreign currencies in which we transact business, we expect SG&A to continue to increase in the future in absolute dollars as we continue to expand our business into new markets, incur costs related to acquisitions and continue to incur costs associated with being a public company.

Depreciation and amortization

Fiscal Year 2011 vs. Fiscal Year 2010. During fiscal year 2011, depreciation and amortization decreased by $5.9 million, or 6.6%. After adjusting for changes in foreign currency exchange rates, depreciation and amortization decreased $8.8 million, or 9.9%, during fiscal year 2011 primarily due to a decrease in amortization expense primarily related to the intangible assets acquired in the CSG Acquisition of $10.6 million since these intangible assets are being amortized on an accelerated basis, offset by depreciation and amortization contributions from Explore and AUTOonline of $1.2 million and $0.6 million, respectively.

Fiscal Year 2010 vs. Fiscal Year 2009. During fiscal year 2010, depreciation and amortization increased by $2.8 million, or 3.3%, including an increase in the depreciation and amortization from HPI of $5.3 million. After adjusting for changes in foreign currency exchange rates and excluding the depreciation and amortization of HPI, depreciation and amortization decreased $4.4 million, or 5.5%, during fiscal year 2010 primarily due to lower amortization expense related to the intangible assets acquired in the CSG Acquisition since these intangible assets are being amortized on an accelerated basis, partially offset by the depreciation and amortization from assets acquired in the acquisition of AUTOonline of $1.6 million.

We generally amortize intangible assets on an accelerated basis to reflect the pattern in which the economic benefits of the intangible assets are realized. Notwithstanding the impact of fluctuations in the value of the U.S. dollar versus certain foreign currencies in which we transact business, we anticipate that our annual depreciation and amortization expense will increase over the next several years as a result of the amortization of the intangible assets acquired in our acquisition of Explore.

Restructuring charges, asset impairments and other costs associated with exit or disposal activities

Fiscal Year 2011 vs. Fiscal Year 2010 and Fiscal Year 2010 vs. Fiscal Year 2009. During fiscal years 2011, 2010 and 2009, we incurred restructuring charges, asset impairments and other costs associated with exit or disposal activities of $7.1 million, $5.9 million and $4.0 million, respectively. The restructuring charges, asset impairments and other costs associated with exit and disposal activities incurred in fiscal year 2011 consisted of $3.8 million in charges resulting from vacating our office facility in San Ramon, California, $2.0 million in charges related to the relocation of our corporate headquarters and global executive team to the Dallas-Fort Worth, Texas metroplex, and $3.1 million in other restructuring charges primarily relating to employee termination benefits associated with other restructuring initiatives, offset by the reversal of $1.8 million of a previously recognized restructuring charge related to a vendor contract under which, pursuant to a settlement and release agreement, we do not have any further obligations.

The restructuring charges, asset impairments and other costs associated with exit and disposal activities incurred in fiscal year 2010 consisted of $2.9 million in charges resulting from vacating our office facility in San Ramon, California, $1.9 million in charges related to the above-mentioned vendor contract that will not provide future economic benefit, and $1.1 million of depreciation expense associated with property and equipment abandoned in connection with restructuring activities.

The restructuring charges, asset impairments and other costs associated with exit and disposal activities incurred in fiscal year 2009 consisted of $3.5 million of employee termination benefits and $0.5 million of depreciation expense associated with property and equipment abandoned in connection with restructuring activities.

We expect to incur additional restructuring charges in future years as we continue to undertake additional efforts to improve efficiencies in our business.

Acquisition and Related Costs

Fiscal Year 2011 vs. Fiscal Year 2010 and Fiscal Year 2009. During fiscal years 2011, 2010 and 2009 we incurred acquisition and related costs of $9.7 million, $4.0 million and $4.4 million, respectively. Acquisition and related costs incurred in fiscal year 2011 primarily consists of legal and professional fees incurred in connection with business combinations completed in fiscal year 2011, including our acquisition of Explore, as well as contingent purchase consideration that is deemed compensatory in nature. Acquisition and related costs incurred in fiscal year 2010 primarily consist of legal and professional fees incurred in connection with business combinations completed in fiscal year 2010, including our acquisition of AUTOonline, and costs incurred to eliminate workforce redundancies identified as we integrate acquired businesses. Acquisition and related costs incurred in fiscal year 2009 primarily consist of legal and professional fees incurred in connection with a failed business combination, and costs incurred to eliminate workforce redundancies identified as we integrate acquired businesses.

Acquisition and related costs incurred after June 30, 2009 include legal and professional fees and other transaction costs associated with completed and contemplated acquisitions. In periods prior to June 30, 2009, we included legal and professional fees and other transaction costs associated with completed acquisitions in the determination of the purchase price and accordingly did not charge these fees and costs against earnings.

We expect to incur additional acquisition and related costs in future years as we continue to pursue potential business combinations and asset acquisitions as part of our plan to grow our business.

Interest expense

Fiscal Year 2011 vs. Fiscal Year 2010 and Fiscal Year 2010 vs. Fiscal Year 2009. During fiscal year 2011, interest expense decreased $1.7 million, or 5.1%, primarily due to declines in the notional amounts of our interest rate swaps, which expired in June 2011, offset by accrued interest expense related to the Senior Notes issued in June 2011. During fiscal year 2010, interest expense decreased $5.8 million primarily due to declines in the variable interest rates on our outstanding indebtedness and declines in the notional amounts of our interest rate swaps.

Notwithstanding fluctuations in the value of the U.S. dollar versus the Euro, we expect that our annual interest expense will increase in future years from the interest on the Senior Notes.

Other (income) expense, net

Fiscal Year 2011 vs. Fiscal Year 2010 and Fiscal Year 2010 vs. Fiscal Year 2009. During fiscal year 2011, other (income) expense, net increased by $3.9 million primarily due to net foreign currency transaction losses on transactions denominated in a currency other than the functional currency of the local company. During fiscal year 2010, other (income) expense, net changed from $(15.7) million of other income to $4.0 million of other expense, which is primarily due to a $10.6 million gain recognized during fiscal year 2009 upon the sale of our foreign currency option, the strengthening of the U.S. dollar which resulted in $7.0 million of foreign currency transaction losses in fiscal year 2010 as compared to $1.2 million of foreign currency transaction gains in fiscal year 2009 and a $1.7 million decrease in interest income due to lower interest rates.

Income tax provision (benefit)

Fiscal Year 2011 vs. Fiscal Year 2010 and Fiscal Year 2010 vs. Fiscal Year 2009. During fiscal years 2011, 2010 and 2009, we recorded an income tax provision (benefit) of $(14.4) million, $32.2 million and $26.2 million, respectively, which resulted in an effective tax rate of (9.3)%, 25.5% and 28.2%, respectively. The decrease in the effective tax rate during fiscal year 2011 is primarily attributable to the release of $55.2 million of the U.S. valuation allowance combined with the effects of higher earnings in jurisdictions with lower income tax rates partially offset by increases in valuation allowances on certain foreign net deferred tax assets. The decrease in the effective tax rate in fiscal year 2010 was primarily attributable to a shift in the jurisdictional mix of taxable income. The effective tax rate is reduced by the benefit attributable to foreign income taxed at lower rates and tax credits generated during the year.

We released $55.2 million of the $55.8 million valuation allowance on our U.S. net deferred tax assets during fiscal year 2011. The release of the valuation allowance on our U.S. net deferred tax assets was the result of our recent sustained history of operating profitability and management’s determination about the future realization of the net deferred tax assets. We exercise significant judgment relating to the projection of future taxable income to determine the recoverability of any tax assets recorded on the balance sheet. If judgments regarding recoverability of deferred tax assets change in future periods, we could be required to record valuation allowances against deferred tax assets in future periods. Based on the weight of all available positive and negative evidence, we believe it is more-likely-than-not that that we will be able to realize our U.S. deferred tax assets prior to expiration.

Factors that impact our income tax provision include, but are not limited to, the mix of jurisdictional earnings, establishment of valuation allowances in certain jurisdictions, and varying jurisdictional income tax rates. Changes in tax laws or tax rulings may have a significantly adverse impact on our effective tax rate. There have been several U.S. domestic and international laws recently enacted which could impact our effective tax rate and we are in the process of evaluating the future impact.

Liquidity and Capital Resources

Our principal sources of cash have included cash generated from operations, proceeds from our May 2007 initial public offering and our November 2008 secondary public stock offering, borrowings under our senior secured credit facilities and the proceeds from our June 2011 issuance of the Senior Notes. Our principal uses of cash have been, and we expect them to continue to be, for business combinations, debt service, dividends, capital expenditures and working capital.

In June 2011, we issued senior unsecured notes in the aggregate principal amount of $450.0 million (the “Senior Notes”), resulting in net proceeds of $444.3 million. The Senior Notes accrue interest at 6.75% per annum, payable semi-annually, and become due and payable in full on June 15, 2018.

The Senior Notes include redemption provisions that allow us, at our option, to redeem all or a portion of the aggregate principal amount of the Senior Notes as follows:

•

At any time prior to June 15, 2014, we may redeem up to 35% of the aggregate principal amount of the Senior Notes at a redemption price equal to 106.75% of the principal amount of the notes redeemed, plus accrued and unpaid interest, if any, through the date of redemption, using the net cash proceeds from a public offering of our common stock.

•

At any time prior to June 15, 2014, we may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes redeemed plus a premium as of, and accrued and unpaid interest to, the redemption date. The amount of the premium is the greater of (i) 1.0% of the then outstanding principal amount of the notes redeemed or (ii) the excess of (a) the present value at the redemption date of the sum of the redemption price of the notes redeemed at June 15, 2014 plus all required interest payments due on the notes redeemed through June 15, 2014 (excluding accrued but unpaid interest to the redemption date), calculated using a discount rate equal to the yield maturity on the redemption date of U.S. Treasury Securities with a constant maturity most nearly equal to the period from the redemption date to June 15, 2014 plus 50 basis points, over (b) the principal amount of the notes.

•

At any time on or after June 15, 2014, we may redeem the Senior Notes at the following redemption prices, plus accrued and unpaid interest, if any, through the date of redemption: (i) if the redemption occurs on or after June 15, 2014 but prior to June 15, 2015, the redemption price is 103.375% of the principal amount of the notes redeemed; (ii) if the redemption occurs on or after June 15, 2015 but prior to June 15, 2016, the redemption price is 101.688% of the principal amount of the notes redeemed; and (iii) if the redemption occurs on or after June 15, 2016, the redemption price is 100.000% of the principal amount of the notes redeemed.

Upon the occurrence of a change of control, we are required to offer to redeem the Senior Notes at a redemption price equal to 101% of the principal amount of the notes redeemed, plus accrued and unpaid interest, if any, through the redemption date.

We incurred costs associated with the issuance of the Senior Notes of $6.2 million which were deferred and are included in other noncurrent assets in the consolidated balance sheet. We amortize these debt issuance costs to interest expense over the term of the Senior Notes using the effective interest method.

The Senior Notes contain certain covenants including, among others, restrictions related to dividends, distributions, repurchases of equity, prepayments of debt or additional indebtedness, investments, liens on assets, mergers with another company, dispositions of assets, and transactions with affiliates. We are in compliance with the specified financial covenants of the Senior Notes at June 30, 2011.

In May 2007, we entered into an amended and restated senior secured credit facility, which provides us with the following borrowing commitments: a $50.0 million revolving credit facility; a $230.0 million U.S. term loan; and a €280.0 million European term loan. As of June 30, 2011, we had $212.0 million and $364.4 million

(€253.2 million) in outstanding loans under the U.S. term loan and European term loan, respectively, with interest rates of 2.0% and 3.25%, respectively. We entered into interest rate swaps in order to mitigate the interest rate risk associated with the term loans. The interest rate swaps expired on June 30, 2011. The U.S. term loan and European term loan mature in May 2014. No borrowings were outstanding under the revolving credit facility at June 30, 2011.

The amended and restated senior secured credit facility contains a leverage ratio, which is applicable only if specified minimum borrowings are outstanding during a quarter. In addition, the amended and restated senior secured credit facility contains covenants restricting us from undertaking specified corporate actions, including but not limited to asset dispositions, acquisitions, payment of dividends and other specified payments, changes of control, incurrence of indebtedness, capital expenditures, creation of liens, making loans and investments and transactions with affiliates. We are in compliance with the specified financial covenants of the amended and restated senior secured credit facility at June 30, 2011.

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

We do not have any indication that the exercise of these remaining redemption rights is probable within the next twelve months. Further, we do not believe the occurrence of conditions precedent to the exercise of certain of these redemption rights is probable within the next twelve months. If the stockholders exercised their redemption rights, we believe that we have sufficient liquidity to fund such redemptions but such redemptions may require a waiver under our senior secured credit facility. Obtaining such a waiver would be subject to conditions prevalent in the capital markets at that time, and could involve changes to the terms of our senior secured credit facility, including changes that could result in our incurring additional interest expense. If we were not able to obtain such a waiver, we could be in breach of our senior secured credit facility or in breach of our agreements with the noncontrolling stockholders.

The remaining 14% noncontrolling ownership interest in AUTOonline held by the sellers is subject to a put-call option. Of the 14% noncontrolling ownership interest, we will purchase approximately 7% in the first half of fiscal year 2012 for €7.2M. The put-call option on the remaining noncontrolling ownership interest may be exercised by any party beginning in fiscal year 2013 at a redemption value equal to ten times AUTOonline’s consolidated EBITDA for the fiscal year ended prior to the exercise date, subject to adjustment under certain circumstances.

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

In fiscal year 2011, we paid quarterly cash dividends with a value of $0.075 per outstanding share of common stock and per outstanding restricted stock unit to our stockholders and restricted stock unit holders of record. The aggregate dividend payments for fiscal year 2011 were $21.2 million. We also issued quarterly stock dividend equivalents of $0.075 per outstanding restricted stock unit granted to certain of our executive officers during fiscal year 2011 in lieu of the cash dividend, which dividend equivalent will be paid to the restricted stock unit holders as the restricted stock unit vests. On August 15, 2011, we announced that our Board of Directors approved the payment of a cash dividend of $0.10 per share of outstanding common stock and per outstanding restricted stock unit. The Board of Directors also approved a quarterly stock dividend equivalent of $0.10 per outstanding restricted stock unit granted to certain of our executive officers during fiscal years 2011 and 2012 in lieu of the cash dividend, which dividend equivalent will be paid to the restricted stock unit holders as the restricted stock unit vests. The dividends are payable on September 20, 2011 to stockholders and restricted stock unit holders of record at the close of business on September 8, 2011. Any determination to pay dividends in future periods will be at the discretion of our Board of Directors. The indenture governing the Senior Notes and our amended and restated senior secured credit facility include restrictions on our ability to pay dividends on our common stock.

As of June 30, 2011 and 2010, we had cash and cash equivalents of $371.1 million and $240.5 million, respectively. We believe that our existing cash on hand and cash flow from operations will be sufficient to fund currently anticipated working capital, capital spending and debt service requirements, as well as acquisition and strategic opportunities currently under review, for at least the next twelve months. We currently do not have any pending agreements with respect to any acquisition or strategic opportunity, other than our pending acquisition of the assets of Inventory Technology Systems, Inc., which, if completed, will be funded with existing cash on hand. We regularly review acquisition and other strategic opportunities, which may require additional debt or equity financing. If we raise additional funds by issuing equity securities, further dilution to our then-existing stockholders may result. Additional debt financing may include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any equity or debt financing may contain terms, such as liquidation and other preferences that are not favorable to us or our stockholders.

At June 30, 2011, our total current and long-term debt obligations were $1.0 billion, consisting of $450.0 million related to the Senior Notes due in June 2018, $576.4 million related to the amended and restated senior secured credit facility due in May 2014, and $18.0 million related to the subordinated note payable to the sellers of HPI due in December 2011. The subordinated note payable to the sellers of HPI will be paid with existing cash on hand. Our management believes that our cash is best utilized by investing in the future growth of our business, either through penetration of new geographic markets or acquisitions and other strategic opportunities. Accordingly, we intend to pursue the refinancing of our amended and restated senior secured credit facility to, among other things, create additional operational flexibility given the size of our company today versus 2006 (when the credit facility was put in place) and to extend the maturity date. We do not currently intend to redeem the Senior Notes prior to the June 2018 maturity date.

We consider the undistributed earnings of our foreign subsidiaries as of June 30, 2011 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. At June 30, 2011, the amount of cash associated with permanently reinvested foreign earnings was approximately $194.7 million. During fiscal years 2011 and 2010, we completed non-recurring repatriations of foreign earnings to the U.S. of approximately $107.6 million (of which approximately $99.1 million was treated as return of basis for tax reporting purposes) and $24.5 million, respectively. The purpose of the repatriation in fiscal year 2011 was to fund our acquisition of Explore. The purpose of the repatriation in fiscal year 2010 was to realize significant U.S. income tax benefits in the form of foreign tax credits which would have been substantially diluted if not realized in fiscal year 2010. We have not, nor do we anticipate the need to, repatriate funds to the U.S. in order to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

The following summarizes our primary sources and uses of cash in the periods presented:

	Amount Changed from		Fiscal Years Ended June 30,
	2010 to 2011	2009 to 2010	2011	2010	2009
	(in thousands)
Operating activities	$21.2	$56.9	$211.5	$190.3	$133.4
Investing activities	$(432.3)	$10.6	$(543.6)	$(111.3)	$(121.9)
Financing activities	$439.8	$(101.1)	$410.9	$(28.9)	$72.2

Operating activities. The $21.2 million increase in cash provided by operating activities during fiscal year 2011 was primarily the result of an increase in net income, after considering non-cash adjustments, of $24.8 million and by changes in working capital of $(3.6) million.

Investing activities. The $432.3 million increase in cash used for investing activities in fiscal year 2011 was primarily attributable to the $520.0 million paid to acquire Explore in June 2011, offset by the $78.7 million paid to acquire AUTOonline in October 2009.

Financing activities. The $439.8 million increase in cash provided by financing activities was primarily attributable to the net proceeds from the issuance of the Senior Notes in June 2011 of $444.3 million, offset by the $13.1 million paid in March 2011 to acquire an additional ownership interest in Audatex Espana.

Contractual Obligations

The following table reflects our cash contractual obligations as of June 30, 2011:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Long-term debt obligations (1)	$1,304,071	$71,421	$661,150	$60,750	$510,750
Contingent purchase consideration (2)	1,189	173	1,016	—	—
Purchase obligations	16,511	5,365	5,900	5,133	113
Lease obligations (3)	45,087	14,911	18,168	9,706	2,302

Total	$1,366,858	$91,870	$686,234	$75,589	$513,165

(1)	Represents principal and interest payments for the Senior Notes, notes payable issued in connection with our acquisition of HPI and our senior secured credit facilities. For purposes of the table above, we calculated the interest payments on our senior secured credit facilities assuming that the interest rate in effect on the senior secured credit facilities at June 30, 2011 would remain fixed through maturity.
(2)	Represents the accrued contingent purchase consideration as of June 30, 2011. Contingent future cash payments related to acquisitions completed after June 30, 2009 are accrued at fair value as of the acquisition date and remeasured at fair value at each reporting date. We determined the fair value of future contingent purchase consideration related to acquisitions completed after June 30, 2009 based on the weighted probabilities of potential future payments. The amount and timing of future payments are based on the achievement of specific targets.
(3)	Lease obligations include operating and capital leases and are net of sublease income.

In addition to the contractual obligations identified in the preceding table, the noncontrolling owners of certain of our majority-owned subsidiaries have the right to require us to redeem their shares at the then fair market value. As of June 30, 2011, we estimate that the aggregate fair value of these redeemable noncontrolling interests was approximately $71.6 million. The redemption of these noncontrolling interests by these noncontrolling owners is not within our control and the timing is uncertain.

We also intend to acquire approximately 7% of the noncontrolling interest in our AUTOonline majority-owned subsidiary in the first half of fiscal year 2012 for €7.2 million. The remaining noncontrolling ownership interest in AUTOonline may be exercised by any party beginning in fiscal year 2013 at a redemption value equal to ten times AUTOonline’s consolidated EBITDA for the fiscal year ended prior to the exercise date.

Excluded from the table above is a liability for unrecognized tax benefits of $6.2 million as of June 30, 2011. The timing of the future cash flows related to this liability cannot be practically determined.

Off-Balance Sheet Arrangements and Related Party Transactions

As of June 30, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Certain minority stockholders of our international subsidiaries are also commercial purchasers and users of our software and services. Revenue transactions with all of the minority stockholders in the aggregate were less than 10% of our consolidated revenue for the fiscal years ended June 30, 2011, 2010 and 2009, respectively, and aggregate accounts receivable from the noncontrolling stockholders represent less than 10% of consolidated accounts receivable at June 30, 2011 and 2010, respectively.

Critical Accounting Policies and Estimates

Our consolidated financial statements included in this Annual Report on Form 10-K have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in our consolidated financial statements. On an ongoing basis, we evaluate estimates. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We believe that the following significant accounting policies and assumptions may involve a higher degree of judgment and complexity than others.

Goodwill and Indefinite-Lived Intangible Assets. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment annually or more frequently if impairment indicators arise. Impairment indicators arise when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable, such as a significant downturn in industry or economic trends with a direct impact on the business, an expectation that a reporting unit will be sold or otherwise disposed of for less than the carrying value, loss of key personnel, or a significant decline in the market price of an asset or asset group.

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

In our annual goodwill impairment assessment for fiscal year 2011, we concluded that the fair values of the reporting units to which goodwill was assigned exceeded their respective carrying values by at least 53% and, accordingly, we did not identify any goodwill impairment. Although we considered the fair value under both the income and market approaches, we ultimately determined the fair value of the reporting units based solely upon the income approach, as we believe this is the best indicator of fair value. Our annual goodwill impairment assessment for fiscal year 2011 did not include the goodwill resulting from our acquisition of Explore since the acquisition was completed subsequent to the goodwill impairment assessment date.

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

We determine the fair value of our indefinite-lived intangible assets under an income approach using the relief from royalty method, which assumes value to the extent that the acquired company is relieved of the obligation to pay royalties for the benefits received from the assets. In our annual indefinite-lived intangible asset impairment assessment for fiscal year 2011, we concluded that the fair value of our indefinite-lived intangible assets exceeded their respective carrying value and, accordingly, we did not identify any impairment of indefinite-lived intangible assets.

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

Subscription-based and transaction-based contracts generally include the delivery of software, access to our database through a hosted service, upfront fees for the implementation and set-up activities necessary for the client to use/access the software and maintenance. Under a subscription arrangement, we consider access to the hosted database and maintenance to be a combined unit of accounting and recognize related revenues at the end of each month upon the completion of the monthly service. A transaction-based fee represents a payment for the right to use the software, access to the hosted database and maintenance. We consider the fee to be fixed and determinable only at the time actual usage occurs, and, accordingly, we recognize revenue at the time of actual usage.

Implementation services and set-up activities are necessary for the client to receive services/software. We defer up-front fees billed during the implementation/set-up phase and recognize such revenues on a straight-line basis over the estimated customer life. Recognition of this deferred revenue will commence upon the start of the monthly service. Implementation and set-up costs that are direct and incremental to the contract are capitalized and amortized on a straight-line basis over the estimated customer life.

As a result of our acquisition of Explore, we also generate revenue from subscription-based contracts to provide driver violation and undisclosed risk monitoring services. We recognize revenue from subscription-based contracts on a monthly basis as services are performed.

Revenues are reflected net of customer sales allowances, which are based on both specific identification of certain accounts and a predetermined percentage of revenue based on historical experience.

Share-Based Compensation. We expense share-based payment awards made to employees and directors, including employee stock options, restricted common shares subject to repurchase, restricted stock units, and performance share units. We estimate the value of stock options as of the date the award was granted using the Black-Scholes option pricing model. The Black-Scholes option-pricing model requires the use of certain input variables, as follows:

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

To estimate the grant date fair value of performance share units, we utilize a Monte-Carlo simulation model which simulates a range of possible future stock prices for Solera and the identified peer companies and assumes that the performance share units will be earned at target.

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

We regularly assess the likelihood that our deferred tax assets will be realizable using the more-likely-than-not standard. In our assessment, we consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies. If we determine that our deferred tax assets do not meet the more-likely-than-not standard, we establish a valuation allowance. We exercise significant judgment relating to the projection of future taxable income. If judgments regarding recoverability of deferred tax assets change in future periods, we may need to adjust our valuation allowances, which could impact our results of operations in the period in which such determination is made.

As a result of our recent sustained history of operating profitability and management’s determination that the future realization of our U.S. net deferred tax assets was more-likely-than-not, during fiscal year 2011 we released $55.2 million of the $55.8 million valuation allowance on our U.S. net deferred tax assets. At June 30, 2011, the remaining valuation allowance on our U.S. net deferred tax assets is $0.6 million. We exercise significant judgment relating to the projection of future taxable income to determine the recoverability of any tax assets recorded on the balance sheet. If judgments regarding recoverability of deferred tax assets change in future periods, we could be required to record valuation allowances against deferred tax assets in future periods. Based on the weight of all available positive and negative evidence, we believe it is more-likely-than-not that we will be able to realize our U.S. deferred tax assets prior to expiration.

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

Our derivative financial instruments held in fiscal years 2011, 2010, and 2009 consisted entirely of interest rate swaps, which expired on June 30, 2011. These interest rate swaps were designated and documented at their inception as cash flow hedges and are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassified into earnings when the hedged transaction affects earnings. The ineffective portion of these cash flow hedges is recognized in interest expense.

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

Under the market approach, fair value is determined based on multiples of revenues and earnings before interest, taxes, depreciation and amortization for each reporting unit. The multiples were determined based on a selection of comparable companies and acquisition transactions, discounted for each reporting unit to reflect the relative size, diversification and risk of the reporting unit in comparison to the indexed companies and transactions. In March 2011, we acquired an additional 15% ownership interest in our Audatex Espana majority-owned subsidiary for a cash payment of €9.3 million ($13.1 million). The purchase price for the additional 15% ownership interest in Audatex Espana was considered in the determination of the fair value of our redeemable noncontrolling interests using the market approach.

We are accreting the carrying value of the noncontrolling ownership interest in our AUTOonline majority-owned subsidiary to the redemption value at each reporting period through the earliest redemption date. Accordingly, the carrying value of the AUTOonline noncontrolling interest represents the initial carrying amount, adjusted to reflect the noncontrolling interests’ share of net income and dividends paid, plus periodic accretion. Additionally, if the fair value of the AUTOonline noncontrolling interest were to exceed the redemption value, the accreted excess would be treated as an adjustment to the numerator in our calculation of net income per common share attributable to Solera Holdings, Inc. which would result in a decrease in our net income per share. Since the acquisition date, the fair value of the AUTOonline noncontrolling interest has been approximately equal to its redemption value.

Recent Accounting Pronouncements Not Yet Adopted

In June 2011, the FASB issued ASU Topic No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, which updates the presentation requirements related to comprehensive income. Total of comprehensive income, the components of net income, and the components of other comprehensive income may be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The update is effective for interim and annual periods beginning after December 15, 2011. We are currently evaluating the impact that the adoption of this pronouncement will have on our consolidated financial statements.

In May 2011, the FASB issued ASU Topic No. 2011-04, Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which expands the disclosure requirements for fair value measurements. More quantitative and qualitative disclosures will be required for fair value measurements using level 3 inputs. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011. We are currently evaluating the impact that the adoption of this pronouncement will have on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk when we enter into either a purchase or sale transaction using a currency other than the local functional currency. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant local functional currency and then translated into U.S. dollars for inclusion in our consolidated financial statements.

Exchange rates between most of the major foreign currencies we use to transact our business and the U.S. dollar have fluctuated significantly over the last few years and we expect that they will continue to fluctuate. The majority of our revenues and costs are denominated in Euros, Pound Sterling, Swiss francs, Canadian dollars and other foreign currencies. The following table provides the average quarterly exchange rates for the Euro and Pound Sterling since the beginning of fiscal year 2010:

Period	Average Euro-to- U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2009	$1.43	$1.64
Quarter ended December 31, 2009	1.48	1.63
Quarter ended March 31, 2010	1.39	1.56
Quarter ended June 30, 2010	1.28	1.49
Quarter ended September 30, 2010	1.29	1.55
Quarter ended December 31, 2010	1.36	1.58
Quarter ended March 31, 2011	1.37	1.60
Quarter ended June 30, 2011	1.44	1.63

During fiscal year 2011, as compared to fiscal year 2010, the movement of the U.S. dollar against most major foreign currencies in which we transact our business was mixed. Relative to the Euro, the average U.S. dollar strengthened by 2.0%, which decreased our revenues and expenses for fiscal year 2011 relating to the Euro markets in which we transact business. In contrast, the average U.S. dollar weakened versus the Pound Sterling by 0.6%, which increased our revenues and expenses for fiscal year 2011 relating to the United Kingdom. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in increases or decreases, as the case may be, to our revenues of $26.9 million during fiscal year 2011.

We currently do not hedge our exposure to foreign currency risks. During the fiscal years ended June 30, 2011, 2010, and 2009, we recognized net foreign currency transaction gains (losses) in our consolidated statements of income of $(10.0) million, $(5.8) million, and $1.2 million, respectively.

Interest Rate Risk

We are exposed to interest rate risks primarily through variable interest rate borrowings under our amended and restated senior secured credit facility. Our weighted-average borrowings outstanding under our amended and restated senior secured credit facility during fiscal year 2011 were $580.1 million.

In order to mitigate the interest rate risk associated with the variable rate borrowings under our amended and restated senior secured credit facility, we entered into interest rate swaps which expired on June 30, 2011. After giving effect to the interest rate swaps, the weighted average interest rate on our term loans during fiscal year 2011 was 4.9%. A hypothetical 1% increase or decrease in interest rates would have resulted in an approximately $2.8 million change to our interest expense for fiscal year 2011.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures and, based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2011.

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Explore, acquired in June 2011, which are included in the consolidated financial statements of Solera Holdings, Inc. as of and for the year ended June 30, 2011 and constituted 24.3% of total assets, of which 23.6% represents acquired goodwill and intangible assets, and less than 1.0% of total revenue and net income, respectively, of our consolidated financial statements as of and for the year ended June 30, 2011. Due to the timing of the acquisition, management did not assess the effectiveness of internal control over financial reporting at Explore.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of June 30, 2011, as stated in their report which is included herein.

Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the fourth quarter of fiscal year 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 will be set forth in our proxy statement to be filed with the SEC in connection with our 2011 annual meeting of stockholders (the “Proxy Statement”) or in a future amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements.

Page
Solera Holdings, Inc.—Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at June 30, 2011 and 2010	F-4

Consolidated Statements of Income for each of the three fiscal years in the period ended June 30, 2011	F-5

Consolidated Statements of Stockholders’ Equity, Comprehensive Income (Loss) and Redeemable Noncontrolling Interests for each of the three fiscal years in the period ended June 30, 2011	F-6

Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended June 30, 2011	F-8

Notes to Consolidated Financial Statements	F-9

(a) (2) Financial Statement Schedules. Financial statements schedules, other than the schedule appearing on page F-46, are omitted because they are not required or applicable or the information is included in the consolidated financial statements or notes thereto.

Schedule II—Valuation and Qualifying Accounts	F-46

(a) (3) Exhibits. The list of exhibits in the Exhibit Index to this Annual Report on Form 10-K is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 26, 2011.

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

Signatures		Date

/s/ Tony Aquila Tony Aquila	Chairman of the Board, Chief Executive Officer and President (principal executive officer)	August 26, 2011

/s/ Renato Giger Renato Giger	Chief Financial Officer (principal financial and accounting officer)	August 26, 2011

/s/ Kenneth A. Viellieu Kenneth A. Viellieu	Director	August 26, 2011

/s/ Stuart J. Yarbrough Stuart J. Yarbrough	Director	August 26, 2011

/s/ Jerrell W. Shelton Jerrell W. Shelton	Director	August 26, 2011

/s/ Arthur F. Kingsbury Arthur F. Kingsbury	Director	August 26, 2011

SOLERA HOLDINGS, INC.

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Page
Solera Holdings, Inc.—Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at June 30, 2011 and 2010	F-4

Consolidated Statements of Income for each of the three fiscal years in the period ended June 30, 2011	F-5

Consolidated Statements of Stockholders’ Equity, Comprehensive Income (Loss) and Redeemable Noncontrolling Interests for each of the three fiscal years in the period ended June 30, 2011	F-6

Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended June 30, 2011	F-8

Notes to Consolidated Financial Statements	F-9

Schedule II—Valuation and Qualifying Accounts	F-46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Solera Holdings, Inc.

Westlake, Texas

We have audited the accompanying consolidated balance sheets of Solera Holdings, Inc. and subsidiaries (the “Company”) as of June 30, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, comprehensive income (loss) and redeemable noncontrolling interests, and cash flows for each of the three years in the period ended June 30, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). We also have audited the Company’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Explore Information Services, LLC, which was acquired on June 14, 2011, and whose financial statements constitute 24% of total assets and less than 1% of total revenue and net income, respectively, of the consolidated financial statements for the Company as of and for the year ended June 30, 2011. Accordingly, our audit did not include the internal control over financial reporting at Explore Information Services, LLC.

The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures, as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solera Holdings, Inc. and subsidiaries as of June 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 of the notes to the consolidated financial statements, effective July 1, 2010, the Company applied the new accounting standard related to business combinations.

Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

August 26, 2011

SOLERA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2011	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$371,101	$240,522
Accounts receivable, net of allowance for doubtful accounts of $2,769 and $2,071 at June 30, 2011 and 2010, respectively	135,589	99,682
Other receivables	19,037	12,989
Other current assets	24,895	20,713
Deferred income tax assets	10,321	4,059

Total current assets	560,943	377,965
Property and equipment, net	64,485	53,255
Goodwill	1,059,749	635,709
Intangible assets, net	416,100	275,492
Other noncurrent assets	19,462	12,065
Noncurrent deferred income tax assets	48,396	2,167

Total assets	$2,169,135	$1,356,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,798	$25,420
Accrued expenses and other current liabilities	140,270	103,921
Income taxes payable	10,837	7,041
Deferred income tax liabilities	1,187	1,673
Current portion of long-term debt	24,042	5,442

Total current liabilities	214,134	143,497
Long-term debt	1,020,383	538,018
Other noncurrent liabilities	24,127	34,140
Noncurrent deferred income tax liabilities	30,541	33,752

Total liabilities	1,289,185	749,407
Redeemable noncontrolling interests	94,841	94,431

Stockholders’ equity:
Solera Holdings, Inc. stockholders’ equity:
Common shares, $0.01 par value: 150,000 shares authorized; 70,795 and 70,017 issued and outstanding as of June 30, 2011 and 2010, respectively	587,265	545,048
Retained earnings	151,366	22,550
Accumulated other comprehensive income (loss)	36,413	(60,583)

Total Solera Holdings, Inc. stockholders’ equity	775,044	507,015
Noncontrolling interests	10,065	5,800

Total stockholders’ equity	785,109	512,815

Total liabilities and stockholders’ equity	$2,169,135	$1,356,653

See accompanying notes to consolidated financial statements.

SOLERA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Fiscal Years Ended June 30,
	2011	2010	2009
Revenues	$684,697	$631,348	$557,691

Cost of revenues:
Operating expenses	134,649	130,852	128,101
Systems development and programming costs	68,932	67,926	59,941

Total cost of revenues (excluding depreciation and amortization)	203,581	198,778	188,042
Selling, general and administrative expenses	187,701	170,562	159,414
Depreciation and amortization	83,088	88,978	86,146
Restructuring charges, asset impairments, and other costs associated with exit and disposal activities	7,093	5,910	3,952
Acquisition and related costs	9,687	4,032	4,427
Interest expense	31,102	32,782	38,565
Other (income) expense, net	7,815	3,964	(15,656)

	530,067	505,006	464,890

Income before provision for income taxes	154,630	126,342	92,801
Income tax provision (benefit)	(14,427)	32,171	26,168

Net income	169,057	94,171	66,633
Less: Net income attributable to noncontrolling interests	11,680	9,739	8,326

Net income attributable to Solera Holdings, Inc.	$157,377	$84,432	$58,307

Net income attributable to Solera Holdings, Inc. per common share:
Basic	$2.23	$1.20	$0.86

Diluted	$2.22	$1.20	$0.86

Dividends paid per share	$0.30	$0.25	$—

Weighted-average shares used in the calculation of net income attributable to Solera Holdings, Inc. per common share:
Basic	70,349	69,587	67,252

Diluted	70,683	69,763	67,295

See accompanying notes to consolidated financial statements.

SOLERA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, COMPREHENSIVE

INCOME (LOSS) AND REDEEMABLE NONCONTROLLING INTERESTS

(In thousands)

	Common Shares		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Solera Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests

	Shares	Amount
Balance at June 30, 2008	64,816	$437,911	$(102,642)	$54,490	$389,759	$6,054	$395,813	$95,000
Components of comprehensive income (loss):
Net income attributable to Solera Holdings, Inc. and noncontrolling interests	—	—	58,307	—	58,307	2,834	61,141	5,492
Foreign currency translation adjustments	—	—	—	(38,043)	(38,043)	(973)	(39,016)	(10,360)
Unrealized losses on derivative instruments, net of tax	—	—	—	(15,965)	(15,965)	—	(15,965)	—
Change in funded status of defined benefit pension plan, net of tax	—	—	—	3,192	3,192	—	3,192	—

Total comprehensive income (loss)					7,491	1,861	9,352	(4,868)

Stock-based compensation	—	6,711	—	—	6,711	—	6, 711	—
Issuance of common shares in secondary public offering, net of issuance costs of $3,981	4,500	86,019	—	—	86,019	—	86,019	—
Issuance of common shares under employee stock award plans, net	215	1,325	—	—	1,325	—	1,325	—
Dividends paid to noncontrolling owners	—	—	—	—	—	(986)	(986)	(3,539)
Revaluation of noncontrolling interests	—	(5,419)	—	—	(5,419)	—	(5,419)	5,419

Balance at June 30, 2009	69,531	526,547	(44,335)	3,674	485,886	6,929	492,815	92,012
Components of comprehensive income (loss):
Net income attributable to Solera Holdings, Inc. and noncontrolling interests	—	—	84,432	—	84,432	3,110	87,542	6,629
Foreign currency translation adjustments	—	—	—	(64,539)	(64,539)	(454)	(64,993)	(12,994)
Unrealized losses on derivative instruments, net of tax	—	—	—	8,328	8,328	—	8,328	—
Change in funded status of defined benefit pension plan, net of tax	—	—	—	(8,046)	(8,046)	—	(8,046)	—

Total comprehensive income (loss)					20,175	2,656	22,831	(6,365)

Stock-based compensation	—	9,607	—	—	9,607	—	9,607	—
Issuance of common shares under employee stock award plans, net	486	6,888	—	—	6,888	—	6,888	—
Dividends paid on common stock and participating securities	—	—	(17,547)	—	(17,547)	—	(17,547)	—
Dividends paid to noncontrolling owners	—	—	—	—	—	(3,785)	(3,785)	(3,878)
Revaluation of and additions to noncontrolling interests	—	2,006	—	—	2,006	—	2,006	12,662

Balance at June 30, 2010	70,017	545,048	22,550	(60,583)	507,015	5,800	512,815	94,431

(continued on next page)

SOLERA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, COMPREHENSIVE

INCOME (LOSS) AND REDEEMABLE NONCONTROLLING INTERESTS

(In thousands)

(continued from previous page)

	Common Shares		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Solera Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests

	Shares	Amount
Balance at June 30, 2010	70,017	545,048	22,550	(60,583)	507,015	5,800	512,815	94,431
Components of comprehensive income (loss):
Net income attributable to Solera Holdings, Inc. and noncontrolling interests	—	—	157,377	—	157,377	4,111	161,488	7,569
Foreign currency translation adjustments	—	—	—	83,461	83,461	924	84,385	16,875
Unrealized gains on derivative instruments, net of tax	—	—	—	14,319	14,319	—	14,319	—
Change in funded status of defined benefit pension plan, net of tax	—	—	—	(784)	(784)	—	(784)	—

Total comprehensive income (loss)					254,373	5,035	259,408	24,444

Stock-based compensation	—	13,579	—	—	13,579	—	13,579	—
Issuance of common shares under employee stock award plans, net	778	16,008	—	—	16,008	—	16,008	—
Dividends paid on common stock and participating securities	—	—	(21,231)	—	(21,231)	—	(21,231)	—
Dividends paid to noncontrolling owners	—	—	—	—	—	(1,418)	(1,418)	(4,955)
Acquisition of additional ownership interest in majority-owned subsidiary	—	2,863	—	—	2,863	—	2,863	(15,994)
Revaluation of and additions to noncontrolling interests	—	9,767	(7,330)	—	2,437	648	3,085	(3,085)

Balance at June 30, 2011	70,795	$587,265	$151,366	$36,413	$775,044	$10,065	$785,109	$94,841

See accompanying notes to consolidated financial statements.

SOLERA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years Ended June 30,
	2011	2010	2009
Cash flows from operating activities:
Net income	$169,057	$94,171	$66,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,088	88,978	86,146
Provision for doubtful accounts	2,122	1,278	1,549
Stock-based compensation	13,579	9,607	6,711
Deferred income taxes	(55,220)	(6,195)	(9,109)
Net realized and unrealized gains on derivative instruments	—	—	(10,599)
Other	(498)	169	(454)
Changes in operating assets and liabilities, net of effects from acquisitions of businesses:
Increase in accounts receivable	(15,182)	(5,717)	(4,949)
Decrease (increase) in other assets	(8,393)	417	4,977
Increase (decrease) in accounts payable	2,000	(3,149)	(244)
Increase (decrease) in accrued expenses and other liabilities	20,978	10,725	(7,256)

Net cash provided by operating activities	211,531	190,284	133,405

Cash flows from investing activities:
Capital expenditures	(19,475)	(22,544)	(14,079)
Acquisitions and capitalization of intangible assets	(2,155)	(4,234)	(5,543)
Proceeds from sale of property and equipment	1,380	—	—
Acquisitions of and investments in businesses, net of cash acquired	(526,248)	(94,290)	(99,692)
Proceeds from sales and maturities of short-term investments	42,826	11,742	—
Purchases of short-term investments	(42,826)	—	(11,941)
Decrease (increase) in restricted cash	2,940	(1,961)	(3,021)
Proceeds from sale of foreign currency exchange option	—	—	12,400

Net cash used in investing activities	(543,558)	(111,287)	(121,876)

Cash flows from financing activities:
Proceeds from debt issuance, net of issuance costs	444,301	—	—
Proceeds from sale of common shares, net of offering costs	—	—	86,019
Payment of contingent purchase consideration	(413)	(2,251)	—
Acquisition of additional shares in majority-owned subsidiary	(13,080)	—	—
Principal payments on financed asset acquisitions	(2,545)	(2,487)	(4,730)
Repayments of long-term debt	(5,766)	(5,867)	(5,872)
Cash dividends paid on common shares and participating securities	(21,231)	(17,547)	—
Cash dividends paid to noncontrolling interests	(6,373)	(7,663)	(4,525)
Proceeds from stock purchase plan and exercise of stock options	16,008	6,888	1,322

Net cash provided by (used in) financing activities	410,901	(28,927)	72,214

Effect of foreign currency exchange rate changes on cash and cash equivalents	51,705	(32,968)	(9,634)

Net change in cash and cash equivalents	130,579	17,102	74,109
Cash and cash equivalents, beginning of period	240,522	223,420	149,311

Cash and cash equivalents, end of period	$371,101	$240,522	$223,420

Supplemental cash flow information:
Cash paid for interest	$30,884	$31,887	$37,961
Cash paid for income taxes	$39,289	$41,147	$30,828
Supplemental disclosure of non-cash investing and financing activities:
Capital assets financed	$8,684	$3,585	$1,554
Accrued contingent purchase consideration	$800	$732	$—
Note payable issued in acquisition of business	$—	$—	$17,330

See accompanying notes to consolidated financial statements.

SOLERA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

Nature of Operations

Solera Holdings, Inc. and subsidiaries (the “Company”, “Solera”, “we”, “us” or “our”) is a leading global provider of software and services to the automobile insurance claims processing industry. Our software and services help our customers: estimate the costs to repair damaged vehicles; determine pre-collision fair market values for vehicles damaged beyond repair; automate steps of the claims process; outsource steps of the claims process that insurance companies have historically performed internally; and monitor and manage their businesses through data reporting and analysis. We are active in almost 60 countries and derive most of our revenues from our estimating and workflow software. Through our acquisitions of HPI, Ltd. (“HPI”) in December 2008 and AUTOonline GmbH In-formationssysteme (“AUTOonline”) in October 2009, we also provide used vehicle validation services in the United Kingdom and operate an eSalvage vehicle exchange platform in several European and Latin American countries as well as India. Through our acquisition of Explore Information Services, LLC (“Explore”) in June 2011, we also provide data and analytics services used by automotive property and casualty insurers in the United States (“U.S.”).

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification and applicable regulations of the Securities and Exchange Commission (“SEC”). Our operating results for the fiscal year ended June 30, 2011 are not necessarily indicative of the results that may be expected for any future periods.

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Our consolidated, majority-owned subsidiaries include AUTOonline, our subsidiaries located in Belgium, France, Portugal, and Spain, and certain of our subsidiaries in Mexico. All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents at June 30, 2011 and 2010 consisted primarily of money market funds and bank certificates of deposit. The carrying amounts approximate fair value due to the short maturities of these instruments.

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

Internal Use Software

We capitalize the direct and incremental costs incurred in developing or obtaining internal use computer software as well as certain payroll and payroll-related costs of employees who are directly associated with internal use computer software projects. The amount of capitalized payroll costs with respect to these employees is limited to the time directly spent on such projects. The costs associated with preliminary project stage activities, training, maintenance and all other post-implementation stage activities are expensed as incurred. Additionally, we expense internal costs related to minor upgrades and enhancements, as it is impractical to separate these costs from normal maintenance activities.

Contingent Purchase Consideration

Contingent future cash payments related to acquisitions completed after June 30, 2009 are recognized at fair value as of the acquisition date and included in the determination of the acquisition date purchase price. Subsequent changes in the fair value of the contingent future cash payments are recognized in earnings in the period that the change occurs.

Contingent future cash payments related to acquisitions completed prior to June 30, 2009 are recognized as additional goodwill once the contingency is resolved and the amounts are due and payable.

Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment annually or more frequently if impairment indicators arise. We perform our annual goodwill and indefinite-lived intangible assets impairment assessment on April 1 of each fiscal year. Impairment indicators arise when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable, such as a significant downturn in industry or economic trends with a direct impact on the business, an expectation that a reporting unit will be sold or otherwise disposed of for less than the carrying value, loss of key personnel, or a significant decline in the market price of an asset or asset group.

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

In our annual goodwill impairment assessment for fiscal year 2011, we concluded that the fair values of the reporting units to which goodwill was assigned exceeded their respective carrying values and, accordingly, we did not identify any goodwill impairment.

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

In our annual indefinite-lived intangible asset impairment assessment for fiscal year 2011, we concluded that the fair value of our indefinite-lived intangible assets exceeded their respective carrying value and, accordingly, we did not identify any impairment of indefinite-lived intangible assets.

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

Net Income Attributable to Solera Holdings, Inc. Per Share

Our restricted common shares subject to repurchase and substantially all of our restricted stock units have the right to receive non-forfeitable dividends on an equal basis with common stock and therefore are considered participating securities that must be included in the calculation of net income per share using the two-class method. Under the two-class method, basic and diluted net income per share is determined by calculating net income per share for common stock and participating securities based on the cash dividends paid and participation rights in undistributed earnings. Diluted net income per share also considers the dilutive effect of in-the-money stock options and unvested restricted stock units and performance share units that have the right to forfeitable dividends, calculated using the treasury stock method. Under the treasury stock method, the amount of assumed proceeds from unexercised stock options and unvested restricted stock units includes the amount of compensation cost attributable to future services not yet recognized, proceeds from the exercise of the options, and any excess income tax benefit or liability.

The computation of basic and diluted net income attributable to Solera Holdings, Inc. per common share using the two-class method is as follows (in thousands, except per share amounts):

	Fiscal Years Ended June 30,
	2011	2010	2009
Basic net income attributable to Solera Holdings, Inc. per common share
Net income attributable to Solera Holdings, Inc.	$157,377	$84,432	$58,307
Less: Dividends paid and undistributed earnings allocated to participating securities	(775)	(664)	(667)

Net income attributable to common shares—basic	$156,602	$83,768	$57,640

Weighted-average number of common shares	70,404	69,790	67,685
Less: Weighted-average common shares subject to repurchase	(55)	(203)	(433)

Weighted-average number of common shares used to compute basic net income attributable to Solera Holdings, Inc. per common share	70,349	69,587	67,252

Basic net income attributable to Solera Holdings, Inc. per common share	$2.23	$1.20	$0.86

Diluted net income attributable to Solera Holdings, Inc. per common share
Net income attributable to Solera Holdings, Inc.	$157,377	$84,432	$58,307
Less: Dividends paid and undistributed earnings allocated to participating securities	(771)	(663)	(666)

Net income attributable to common shares—diluted	$156,606	$83,769	$57,641

Weighted-average number of common shares used to compute basic net income attributable to Solera Holdings, Inc. per common share	70,349	69,587	67,252
Diluted effect of options to purchase common stock, restricted stock units and performance share units	334	176	43

Weighted-average number of common shares used to compute diluted net income attributable to Solera Holdings, Inc. per common share	70,683	69,763	67,295

Diluted net income attributable to Solera Holdings, Inc. per common share	$2.22	$1.20	$0.86

The following securities that could potentially dilute earnings per share in the future are not included in the determination of diluted net income attributable to Solera Holdings, Inc. per common share (in thousands):

	Fiscal Years Ended June 30,
	2011	2010	2009
Antidilutive options to purchase common stock and restricted stock units	105	43	288

Revenue Recognition

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

Subscription-based and transaction-based contracts generally include the delivery of software, access to our database through a hosted service, upfront fees for the implementation and set-up activities necessary for the client to use/access the software and maintenance. Under a subscription arrangement, we consider access to the hosted database and maintenance to be a combined unit of accounting and recognize related revenues at the end of each month upon the completion of the monthly service. A transaction-based fee represents a payment for the right to use the software, access to the hosted database and maintenance. We consider the fee to be fixed and determinable only at the time actual usage occurs, and, accordingly, we recognize revenue at the time of actual usage.

Implementation services and set-up activities are necessary for the client to receive services/software. We defer up-front fees billed during the implementation/set-up phase and recognize such revenues on a straight-line basis over the estimated customer life. Recognition of this deferred revenue will commence upon the start of the monthly service. Implementation and set-up costs that are direct and incremental to the contract are capitalized and amortized on a straight-line basis over the estimated customer life.

As a result of our acquisition of Explore, we also generate revenue from subscription-based contracts to provide driver violation and undisclosed risk monitoring services. We recognize revenue from subscription-based contracts on a monthly basis as services are performed.

Revenues are reflected net of customer sales allowances, which are based on both specific identification of certain accounts and a predetermined percentage of revenue based on historical experience.

Sales and Related Taxes Collected

Sales and related taxes collected from customers and remitted to various governmental agencies are excluded from reported revenues in our consolidated statements of income.

Cost of Revenues (Excluding Depreciation and Amortization)

Our costs and expenses applicable to revenues (“cost of revenues excluding depreciation and amortization”) represent the total of operating expenses and systems development and programming costs as presented on our consolidated statements of income. Operating expenses include the compensation and benefits costs for operations, database development and customer service personnel, other costs related to operations, database development and customer support functions, as well as third-party data and royalty costs, the cost of computer software and hardware used directly in the delivery of our products and services and, as a result of our acquisition of Explore, the costs of purchased data from state departments of motor vehicles. Systems development and programming costs include compensation and benefit costs for our product development and product management personnel, other costs related to our product development and product management functions and costs related to external software consultants involved in systems development and programming activities.

Software Development Costs

Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. The costs to develop such software have not been capitalized as we believe our current software development process is essentially completed concurrent with the establishment of technological feasibility.

Acquisition and Related Costs

Acquisition and related costs include legal and other professional fees and other transaction costs associated with completed and contemplated business combinations and asset acquisitions, costs associated with integrating acquired businesses, including costs incurred to eliminate workforce redundancies and for product rebranding, and other charges incurred as a direct result of our acquisition efforts. These other charges include changes to the fair value of contingent purchase consideration, acquired assets and assumed liabilities subsequent to the completion of the purchase price allocation, purchase consideration that is deemed to be compensatory in nature, incentive compensation arrangements with continuing employees of acquired companies and gains and losses resulting from the settlement of a pre-existing contractual relationship with an acquiree.

Acquisition and related costs incurred after June 30, 2009 include legal and professional fees and other transaction costs associated with completed acquisitions. In periods prior to June 30, 2009, we included legal and professional fees and other transaction costs associated with completed acquisitions in the determination of the purchase price and accordingly did not charge these fees and costs against earnings.

Foreign Currency Translation

We translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during the reporting period for our consolidated statement of income and certain components of stockholders’ equity, and the exchange rate at the end of that period for our consolidated balance sheet. For each of our foreign subsidiaries, the local currency is its functional currency. These translations resulted in net foreign currency translation adjustments of $83.5 million and $(64.5) million in fiscal years 2011 and 2010, respectively, which are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. The foreign currency translation adjustment in fiscal year 2011 was caused by a weakening in the value of the U.S. dollar versus certain foreign currencies, including the Euro. Generally, this weakening of the U.S. dollar resulted in increases to the U.S. dollar value of certain of our assets and liabilities from June 30, 2010 to June 30, 2011, as presented in the accompanying consolidated balance sheets, although the corresponding local currency balances may have increased only slightly, decreased or remain unchanged.

During the fiscal years ended June 30, 2011, 2010, and 2009, we recognized net foreign currency transaction gains (losses) in our consolidated statements of income of $(10.0) million, $(5.8) million, and $1.2 million, respectively. Functional currencies of significant foreign subsidiaries include Euros, British Pounds, Swiss francs, Canadian dollars, Brazilian reals, and Mexican pesos.

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

We regularly assess the likelihood that our deferred tax assets will be realizable using the more-likely-than-not standard. In our assessment, we consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies. If we determine that our deferred tax assets do not meet the more-likely-than-not standard, we establish a valuation allowance. We exercise significant judgment relating to the projection of future taxable income. If judgments regarding recoverability of deferred tax assets change in future periods, we may need to adjust our valuation allowances, which could impact our results of operations in the period in which such determination is made.

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

Advertising Costs

Advertising costs are expensed when incurred and are included in selling, general and administrative expenses. Total advertising costs were $6.2 million, $5.6 million and $4.9 million for the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

Share-Based Compensation

We expense share-based payment awards in the period to which the services rendered for these awards relate. These awards include stock options, restricted common shares subject to repurchase, restricted stock units, and performance share units. We estimate the grant date fair value of stock options using the Black-Scholes option pricing model. The grant date fair value of restricted stock units equals the intrinsic value on the grant date. We estimate the grant date fair value of performance share units using the Monte-Carlo model, a generally accepted statistical technique used to simulate a range of possible future stock prices.

Share-based compensation expense associated with stock options, restricted stock units and restricted common shares subject to repurchase is recognized on a straight-line basis over the requisite service period of the award, which generally equals the vesting period or, in the case of shares subject to repurchase, the period over which we maintain the right to repurchase the underlying shares. Share-based compensation expense associated with performance share units is recognized on an accelerated basis over the derived service period. Share-based compensation expense associated with our employee stock purchase plan is recognized over the applicable offering period on a straight-line basis. The amount of share-based compensation expense recognized for share-based awards is net of estimated forfeitures of unvested awards. No compensation cost is recorded for awards that do not vest, other than performance share units with market conditions.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes foreign currency translation adjustments, unrealized gains and losses on derivative instruments related to the effective portion of cash flow hedges, net of the related income tax effect, and changes in the funded status of defined benefit pension plans, net of the related income tax effect, that are excluded from the consolidated statements of income and are reported as a separate component in stockholders’ equity.

Accumulated other comprehensive income (loss) consists of the following (in thousands):

	Fiscal Year Ended June 30,
	2011	2010
Cumulative foreign currency translation adjustments	$37,131	$(46,330)
Unrealized losses on derivative financial instruments, net of tax	—	(14,319)
Change in funded status of defined benefit pension plan, net of tax	(718)	66

Accumulated other comprehensive income (loss).	$36,413	$(60,583)

Comprehensive Income

Comprehensive income consists of the following (in thousands):

	Fiscal Years Ended June 30,
	2011	2010	2009
Net income	$169,057	$94,171	$66,633
Other comprehensive income:
Foreign currency translation adjustments	101,260	(77,987)	(49,376)
Unrealized gains (losses) on derivative financial instruments, net of tax	14,319	8,328	(15,965)
Change in funded status of defined benefit pension plan, net of tax	(784)	(8,046)	3,192

Total comprehensive income	283,852	16,466	4,484
Comprehensive income (loss) attributable to noncontrolling interests	29,479	(3,709)	(3,007)

Comprehensive income attributable to Solera Holdings, Inc.	$254,373	$20,175	$7,491

Guarantees

We recognize, at the inception of a guarantee, a liability for the fair value of any guarantees.

Recently Adopted Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations—a consensus of the FASB Emerging Issues Task Force, which provides clarification on disclosure requirements and amends current guidance to require entities to disclose pro forma revenue and earnings of the combined entity as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. Qualitative disclosures describing the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to the business combinations included in the reported pro forma revenue and earnings are also required. ASU No. 2010-29 is effective for business combinations with acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. We early adopted ASU No. 2010-29 in fiscal year 2011. The disclosures required by ASU No. 2010-29 with respect to our acquisition of Explore are provided in Note 3.

In September 2009, the FASB reached a consensus on two new pronouncements: ASU No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements, and ASU No. 2009-14, Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements. ASU No. 2009-13 eliminates the requirement that all undelivered elements must have either (i) vendor specific objective evidence (“VSOE”) or (ii) third-party evidence (“TPE”) of stand-alone selling price before an entity can recognize the portion of the consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU No. 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new pronouncements apply to revenue arrangements entered into or materially modified on or after July 1, 2010. Our adoption of these pronouncements in the first quarter of fiscal year 2011 did not have a significant impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(Revised) (“SFAS No. 141(R)”), Business Combinations, which was primarily codified in Accounting Standards Codification Topic No. 805-10. SFAS No. 141(R)/ASC Topic No. 805-10 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair value as of the acquisition date. An acquirer is required to recognize assets or liabilities arising from all other contingencies as of the acquisition date, measured at their acquisition-date fair values, only if it is more likely than not that they meet the definition of an asset or a liability. Any acquisition-related costs are to be expensed instead of capitalized. Additionally, restructuring expenses generally must be expensed subsequent to the acquisition date in the period in which the expenses are incurred and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense in the period in which the changes occur. SFAS No. 141(R)/ASC Topic No. 805-10 applies prospectively to business combinations for which the acquisition date is on or after July 1, 2009.

As a result of our adoption of SFAS No. 141(R)/ASC Topic No. 805-10 on July 1, 2009, for our business combinations consummated beginning in fiscal year 2010, any contingent purchase consideration is recognized at its fair value as of the acquisition date and the costs associated with completed business combinations are expensed as incurred. For our business combinations consummated prior to fiscal year 2010, any contingent purchase consideration is recognized as additional goodwill when the payment is earned and the costs associated with completed business combinations are capitalized and included in the basis of the acquired business.

New Accounting Pronouncements Not Yet Adopted

In June 2011, the FASB issued ASU Topic No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, which updates the presentation requirements related to comprehensive income. The total of comprehensive income, the components of net income, and the components of other comprehensive income may be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The update is effective for interim and annual periods beginning after December 15, 2011. We are currently evaluating the impact that the adoption of this pronouncement will have on our consolidated financial statements.

In May 2011, the FASB issued ASU Topic No. 2011-04, Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which expands the disclosure requirements for fair value measurements. More quantitative and qualitative disclosures will be required for fair value measurements using level 3 inputs. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011. We are currently evaluating the impact that the adoption of this pronouncement will have on our consolidated financial statements.

3.	Business Combinations

Acquisition of Explore

On June 14, 2011, we acquired 100% of the membership interests of Explore, a leading U.S. provider of innovative data and analytic tools used by automotive property and casualty insurers, for a cash payment at closing of $520.0 million. This purchase price was funded through the issuance of notes with an aggregate principal balance of $450.0 million in June 2011 (Note 10) and cash on hand. The acquisition of Explore allows us to offer solutions to our customers that will help them actively manage risk during the full life cycle of an insurance policy, which will improve the ability of our customers to capture lost premiums. Explore has been included in our Americas segment. We have included the results of operations of Explore in our consolidated statement of income from the acquisition date. Revenues and net income earned by Explore were $4.0 million and $0.5 million, respectively, for the period from the acquisition date through June 30, 2011.

We have accounted for the acquisition of Explore under the purchase method of accounting and, accordingly, the total purchase price has been allocated to the acquired tangible and identifiable intangible assets and assumed liabilities based on their estimated fair values on the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill, which is deductible for U.S income tax purposes. Of the purchase price for Explore, we have preliminarily allocated $352.2 million to goodwill and $160.8 million to identifiable intangible assets. The goodwill recorded in the acquisition represents future enhancements to the software and database, future customer relationships and markets, and the workforce.

The following table summarizes the preliminary purchase price allocation for the acquisition of Explore (in thousands):

Goodwill	$352,156
Intangible assets	160,750
Accounts receivable	10,890
Other assets acquired	1,311
Assumed liabilities	(5,107)

Total	$520,000

The purchase price allocation is preliminary and subject to change until the analysis of acquisition-date tax-related contingencies and the third-party valuation of the acquired intangible assets are completed.

Identifiable intangible assets acquired from Explore were as follows:

	Value (in thousands)	Weighted Average Amortizable Life (in years)
Customer relationships	$86,125	19.8
Database	39,350	10.0
Technology	19,625	9.4
Trademark	15,650	9.0

Total	$160,750	15.1

We are amortizing the acquired identifiable intangible assets on an accelerated basis to reflect the pattern in which the economic benefits of the intangible assets are consumed.

We valued the purchased trademark, technology and database assets under the income approach using the relief from royalty method, which assumes value to the extent that the acquired company is relieved of the obligation to pay royalties for the benefits received from them. We valued the purchased customer relationships asset under the income approach using the excess earnings methodology based upon estimated future discounted cash flows attributable to revenues projected to be generated from those customers.

In connection with the acquisition of Explore, we incurred direct and incremental costs of $5.9 million, consisting of unused bridge financing commitment fees, financial advisory costs and other transaction costs and professional fees, which are included in acquisition and related costs in the consolidated statements of income.

The following table presents the unaudited pro forma combined results of Solera and Explore as though the acquisition of Explore occurred at the beginning of fiscal year 2010. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2010. The unaudited pro forma financial information reflects all material, nonrecurring adjustments directly attributable to the acquisition of Explore, including amortization of acquired intangible assets, interest expense associated with the Senior Notes, and any related tax effects. Amounts are in thousands, except per share data.

	Fiscal Year Ended June 30,
	2011	2010
	(unaudited)
Revenues	$760,332	$706,022
Net income attributable to Solera Holdings, Inc.	104,122	25,243
Net income attributable to Solera Holdings, Inc. per common share—basic	1.47	0.35
Net income attributable to Solera Holdings, Inc. per common share—diluted	1.46	0.35

Acquisition of AUTOonline

On October 1, 2009, we acquired an 85% ownership interest in AUTOonline, a German limited liability company and provider of an eSalvage vehicle exchange platform in several European countries and Latin American countries as well as India, for cash payments totaling €59.5 million ($86.8 million). The acquisition of AUTOonline has allowed us to extend our core offering to now include the disposition of salvage vehicles. AUTOonline has been included in our EMEA segment. We have included the results of operations of AUTOonline in our consolidated statements of income from the acquisition date. Revenues and net income earned by AUTOonline were $22.6 million and $4.6 million, respectively, for the period from the acquisition date through June 30, 2010.

The noncontrolling ownership interest in AUTOonline held by the sellers is subject to a put-call option. The redemption price of the noncontrolling ownership interest in AUTOonline is equal to ten times AUTOonline’s consolidated annual earnings before interest expense, income tax expense, depreciation and amortization, as set forth in the definitive share purchase agreement (“AUTOonline EBITDA”). On the acquisition date, we valued the 15% noncontrolling interest in AUTOonline at €10.5 million ($15.4 million) based on our purchase price for the 85% ownership interest.

We have accounted for the acquisition of AUTOonline under the purchase method of accounting and, accordingly, the total purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill, none of which was deductible for foreign income tax purposes. Although a portion of the purchase price for 85% of AUTOonline was contingent, the contingency was satisfied in December 2009 and therefore we have included the full cash value of the contingent payments in the determination of the acquisition date purchase price. Of the purchase price for AUTOonline, we have allocated €54.6 million ($80.9 million) to goodwill and €16.8 million ($24.9 million) to identifiable intangible assets. The goodwill recorded in the acquisition is the result of the unique niche nature of AUTOonline’s business and the well-established network of buyers and sellers.

The following table summarizes the final purchase price allocation for the acquisition of AUTOonline (in thousands):

Goodwill	$80,886
Intangible assets	24,918
Cash acquired	3,618
Accounts receivable	4,379
Other assets acquired	6,371
Fair value of redeemable noncontrolling interest	(15,551)
Deferred income tax liability	(7,824)
Other liabilities assumed	(9,990)

Total	$86,807

Identifiable intangible assets acquired from AUTOonline were as follows:

	Value (in thousands)	Weighted Average Amortizable Life (in years)
Trademark	$17,513	Indefinite
Technology	3,110	5.0
Customer relationships	1,740	10.0
Non-compete agreements	2,546	3.5

Total	$24,909	5.7

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

In connection with the acquisition of AUTOonline, we incurred direct and incremental costs of $0.9 million, consisting of legal and other fees, which are included in acquisition and related costs in the consolidated statements of income.

Acquisition of HPI

On December 19, 2008, we acquired 100% of the outstanding share capital of HPI, a leading provider of used vehicle validation services in the United Kingdom. Our acquisition of HPI has enhanced our delivery of decision support data and software applications to our customers. HPI has been included in our EMEA segment. We have included the results of operations of HPI in our consolidated statements of income from the acquisition date.

The total purchase price for the acquisition of HPI was approximately £79.9 million ($123.1 million), which consisted of cash paid at closing of £67.1 million ($103.3 million), acquisition-related expenses of £1.6 million ($2.5 million), and a subordinated note payable with a principal amount of £11.3 million ($17.3 million). The note accrues interest at 8.0% per annum, payable annually, and becomes due and payable in full on December 31, 2011, subject to certain acceleration events. We are also required to make contingent future cash payments up to a maximum aggregate amount of approximately £4.8 million to the sellers if HPI achieves certain financial performance targets. To date, contingent cash payments of £2.4 million ($3.8 million) have been earned and paid resulting in the recognition of additional goodwill. A remaining contingent cash payments of up to £2.2 million ($3.5 million at June 30, 2011) is payable, if earned, in fiscal year 2012 and would be recognized as additional goodwill. All amounts are payable in Pound Sterling.

We have accounted for the acquisition of HPI under the purchase method of accounting and, accordingly, the total purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill, none of which was deductible for foreign income tax purposes.

The following table summarizes the final purchase price allocation for the acquisition of HPI (in thousands):

Goodwill	$63,166
Intangible assets	69,626
Cash acquired	11,739
Accounts receivable	4,867
Property and equipment	5,478
Other assets acquired	712
Liabilities assumed	(12,957)
Deferred income tax liability	(19,551)

Total	$123,080

The purchase price allocated to acquired intangible assets and their respective amortizable lives are as follows:

	Value (in thousands)	Weighted Average Amortizable Life (in years)
Trademark	$16,482	Indefinite
Customer relationships	17,561	15.0
Technology	35,583	12.0

Total	$69,626	13.0

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

The following table presents the unaudited pro forma combined results of Solera and HPI as though the acquisition of HPI occurred at the beginning of fiscal year 2009 (in thousands, except per share data):

Revenues	$577,828
Net income attributable to Solera Holdings, Inc.	62,539
Net income attributable to Solera Holdings, Inc. per common share—basic	0.92
Net income attributable to Solera Holdings, Inc. per common share—diluted	0.92

The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2009.

Other Acquisitions

During fiscal year 2011, we acquired New Era Software LLC (“New Era”), a U.S.-based provider of bodyshop management systems, for cash consideration of up to $1.9 million, of which $350,000 was paid at closing, up to $0.8 million is payable upon the satisfaction of certain conditions and the achievement of certain financial performance targets, and the remaining amount of up to $750,000 is payable upon the satisfaction of certain conditions, the achievement of certain financial performance targets and the continued employment of the seller.

The cash payments of up to $750,000 that are contingent upon continued employment are considered compensatory and are therefore excluded from the purchase price. Such payments are being charged against acquisition and related costs in the statements of income as earned. Of the purchase price of approximately $1.2 million, approximately $1.1 million was allocated to a purchased technology asset with an amortizable life of 3.0 years.

During fiscal year 2010, we acquired Softwaresysteme GTLDATA GmbH (“GTLDATA”), a provider of assessor management systems in Austria, and Market Scan Holding B.V. (“Market Scan”), a provider of data analytics software and services to the insurance industry in the Netherlands, for aggregate cash consideration of approximately €14.2 million ($19.6 million at June 30, 2011), of which €8.5 million ($11.5 million) was paid to the sellers at closing, €2.3 million ($3.2 million at June 30, 2011) was paid into escrow and will be released to the seller upon the satisfaction of certain conditions and the continued employment of the seller, up to €0.6 million ($0.9 million at June 30, 2011) is payable upon the achievement of certain financial performance and product-related targets and up to €2.8 million ($4.0 million at June 30, 2011) is payable upon the achievement of certain financial performance targets and the continued employment of the seller. Cash payments that are contingent on continued employment are considered compensatory and are therefore excluded from the purchase price. Such payments are being charged against acquisition and related costs in the statements of income as earned. Of the purchase price of the acquisitions, approximately $6.1 million was allocated to goodwill and approximately $7.4 million was allocated to acquired intangible assets, including purchased software, customer relationships, and tradenames and trademarks. The weighted average amortizable life of the acquired intangible assets was 11.5 years.

During fiscal year 2009, we acquired UC Universal Consulting Software Gmbh (“UCS”), a German provider of software and services to collision repair facilities, and Inpart Services Ltda. (“Inpart”), a Brazilian company that provides an internet-based auto part supplier application to auto insurance companies, for aggregate initial cash consideration of approximately $7.0 million and contingent future cash payments of up to approximately $6.5 million. If earned, these contingent future cash payments will be recognized as additional goodwill once the contingency is resolved and the amounts are due and payable. Of the initial purchase price of the acquisitions, approximately $4.5 million was allocated to goodwill and approximately $4.3 million was allocated to acquired intangible assets, including purchased technology, purchased customer relationships, trademarks and non-compete agreements. The weighted average amortizable life of the acquired intangible assets was 9.0 years.

All acquired entities have been included in our consolidated statements of income from the respective acquisition dates.

Contingent Purchase Consideration

As previously disclosed, in connection with our business combinations, we may be required to make contingent cash payments through fiscal year 2014 subject to the achievement of certain financial performance and product-related targets, the satisfaction of certain conditions and/or the continued employment of the sellers. At June 30, 2011, the maximum aggregate amount of remaining contingent cash payments to be paid is $21.7 million, of which $12.5 million would be recognized as additional goodwill when earned, $1.2 million was accrued to goodwill at the acquisition date, and the remaining $8.0 million is considered compensatory and is being charged against income as earned.

4.	Goodwill and Intangible Assets

Intangible Assets

Intangible assets, net consists of the following (in thousands):

	June 30, 2011			June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortized intangible assets:
Internally developed software	$22,197	$7,454	$14,743	$16,094	$2,257	$13,837
Purchased customer relationships	304,688	131,141	173,547	199,404	102,041	97,363
Purchased tradenames and trademarks	36,323	20,811	15,512	16,007	15,958	49
Purchased software and database technology	435,125	262,358	172,767	312,861	184,776	128,085
Other	6,433	1,636	4,797	5,269	161	5,108

	$804,766	$423,400	$381,366	$549,635	$305,193	$244,442

Intangible assets not subject to amortization:
Purchased tradenames and trademarks with indefinite lives	34,734	—	34,734	31,050	—	31,050

	$839,500	$423,400	$416,100	$580,685	$305,193	$275,492

Amortization of intangible assets totaled $61.5 million, $67.2 million and $68.8 million for the fiscal years ended June 30, 2011, 2010 and 2009, respectively. Estimated amortization expense related to intangible assets subject to amortization at June 30, 2011 for the next five years is as follows (in thousands):

2012	$84,301
2013	70,328
2014	56,225
2015	41,982
2016	31,568
Thereafter	96,962

Total	$381,366

Goodwill

The following table summarizes the activity in goodwill for the fiscal years ended June 30, 2011 and 2010 (in thousands):

	Balance at Beginning of Year	Current Year Acquisitions	Other (1)	Foreign Currency Translation Effect	Balance at End of Year
Year Ended June 30, 2011:
EMEA	$465,854	$—	$1,886	$54,018	$521,758
Americas	169,855	352,156	139	15,841	537,991

Total	$635,709	$352,156	$2,025	$69,859	$1,059,749

Year Ended June 30, 2010:
EMEA	$469,793	$86,452	$1,853	$(92,244)	$465,854
Americas	181,306	509	10	(11,970)	169,855

Total	$651,099	$86,961	$1,863	$(104,214)	$635,709

(1)	Primarily represents contingent cash consideration paid to the sellers of HPI.

We have not recognized any goodwill impairment losses to date.

5.	Redeemable Noncontrolling Interests

The noncontrolling stockholders of certain of our majority-owned subsidiaries have the right to require us to redeem their shares at the then fair market value. Accordingly, we have presented these redeemable noncontrolling interests as a mezzanine item in our consolidated balance sheet. If redeemable at fair value, the redeemable noncontrolling interests are reported at their fair value with any adjustment of the carrying value to fair value recorded to common shares in stockholders’ equity. We estimate the fair value of our redeemable noncontrolling interests through an income approach, utilizing a discounted cash flow model, and a market approach, which considers comparable companies and transactions, including transactions with the noncontrolling stockholders of our majority-owned subsidiaries.

During fiscal year 2011, one of the noncontrolling stockholders of our Audatex Espana majority-owned subsidiary exercised its right to require us to redeem its shares. Accordingly, in March 2011, we acquired an additional 15% ownership interest in Audatex Espana for a cash payment of €9.3 million ($13.1 million).

We intend to acquire approximately 7% of the noncontrolling ownership interest in our AUTOonline majority-owned subsidiary in the first half of the fiscal year 2012 for €7.2 million. The remaining noncontrolling ownership interest in AUTOonline may be exercised by any party beginning in fiscal year 2013 at a redemption value equal to ten times AUTOonline’s EBITDA for the fiscal year ended prior to the exercise date. Because the remaining AUTOonline noncontrolling interest is not currently redeemable, we are accreting the carrying value to the redemption value at each reporting period through the earliest redemption date. Accordingly, the carrying value of the AUTOonline noncontrolling interest represents the initial carrying amount, adjusted to reflect the noncontrolling interests’ share of net income and dividends paid, plus periodic accretion. Additionally, if the fair value of the AUTOonline noncontrolling interest were to exceed the redemption value, the excess would be treated as an adjustment to the numerator in our calculation of net income per common share attributable to Solera Holdings, Inc. which would result in a decrease in our net income per share. Since the acquisition date, the fair value of the AUTOonline noncontrolling interest has been approximately equal to its redemption value.

6.	Restructuring Initiatives

The objectives of our restructuring initiatives and other exit and disposal activities have primarily been to eliminate waste and improve operational efficiencies. The liabilities associated with our restructuring initiatives and other exit and disposal activities are included in accrued expenses and other current liabilities and in other noncurrent liabilities in the accompanying consolidated balance sheets. We report all amounts incurred in connection with our restructuring initiatives and other exit and disposal activities in restructuring charges, asset impairments and other costs associated with exit and disposal activities in the accompanying consolidated statements of income.

The following table summarizes the activity in the restructuring reserves for fiscal years 2011 and 2010 (in thousands):

	Employee Termination Benefits	Leases	Other	Total
Balance at June 30, 2009	$8,888	$2,078	$—	$10,966
Restructuring charges	(486)	2,939	1,983	4,436
Cash payments	(6,441)	(2,001)	(226)	(8,668)
Other (1)	—	1,701	39	1,740
Effect of foreign exchange	(110)	—	—	(110)

Balance at June 30, 2010	1,851	4,717	1,796	8,364

Restructuring charges	3,379	4,176	(462)	7,093
Cash payments	(3,728)	(2,769)	(1,321)	(7,818)
Other	(421)	185	(13)	(249)
Effect of foreign exchange	145	—	—	145

Balance at June 30, 2011	$1,226	$6,309	$—	$7,535

(1)	Primarily represents the reclassification of an existing unfavorable lease liability.

In May 2011, we initiated a restructuring plan in our EMEA segment (the “EMEA 2011 Restructuring Plan”). The primary objective of the EMEA 2011 Restructuring Plan is to better align the skill sets and capabilities of our Audatex Espana and Datos operations with our core mission and promote efficiency within the region. Under the EMEA 2011 Restructuring Plan, we terminated approximately 22 employees and incurred employee termination benefits and related expenses of approximately €1.5 million. The restructuring charges incurred under the EMEA 2011 Restructuring Plan are expected to be paid through fiscal year 2012.

In July 2010, we announced the relocation of our corporate headquarters and global executive team from San Diego, California to the Dallas-Fort Worth, Texas metroplex (the “Corporate Relocation Plan”). The primary objectives of the Corporate Relocation Plan are to provide us with access to a broader employee recruitment pool; improved labor arbitrage and other cost efficiencies; and improved mobility and access to our markets around the world. The relocation is expected to improve the effectiveness of our senior management team and our operations, and result in long-term cost savings. Under the Corporate Relocation Plan, we anticipate incurring expenses of approximately $2.5 million, primarily consisting of relocation benefits paid to current employees, facility relocation costs and termination benefits for corporate employees that are not relocating. The restructuring charges anticipated to be incurred under the Corporate Relocation Plan are expected to be paid through fiscal year 2012. During fiscal year 2011, we incurred restructuring charges of $2.0 million under the Corporate Relocation Plan.

In July 2010, we initiated a restructuring plan in our Americas segment (the “Americas 2011 Restructuring Plan”). The primary objective of the Americas 2011 Restructuring Plan is to create more appropriate resource levels and efficiencies for various functional groups in our North American operations. Under the Americas 2011 Restructuring Plan, we anticipate terminating approximately 50 employees and incurred expenses related to termination benefits of approximately $1.2 million. The termination benefits under the Americas 2011 Restructuring Plan are expected to be paid through fiscal year 2012. During fiscal year 2011, we incurred restructuring charges of $1.0 million under the Americas 2011 Restructuring Plan.

In prior fiscal years, we initiated restructuring plans in our Americas and EMEA segments (the “Prior Restructuring Plans”). Under the Prior Restructuring Plans, as of June 30, 2011, we have a remaining lease-related restructuring liability of $6.3 million, which we will pay through July 2013. During fiscal year 2011, we recognized $1.9 million of restructuring charges related to the Prior Restructuring Plans.

The following table summarizes restructuring charges, asset impairments and other costs associated with exit and disposal activities for the periods indicated (in thousands):

	Corporate Relocation Plan	EMEA 2011 Restructuring Plan	Americas 2011 Restructuring Plan	Prior Restructuring Plans	Total
Fiscal Year Ended June 30, 2011:
Employee termination benefits	$295	$2,181	$996	$(93)	$3,379
Leases	410	—	—	3,766	4,176
Other	1,281	—	—	(1,743)	(462)

Total restructuring charges, asset impairments, and other costs associated with exit and disposal activities	$1,986	$2,181	$996	$1,930	$7,093

Fiscal Year Ended June 30, 2010:
Employee termination benefits	$—	$—	$—	$(486)	$(486)
Leases	—	—	—	2,939	2,939
Other	—	—	—	1,983	1,983

Total restructuring charges	—	—	—	4,436	4,436
Asset impairment charges	—	—	—	1,149	1,149
Other costs associated with exit and disposal activities	—	—	—	325	325

Total restructuring charges, asset impairments, and other costs associated with exit and disposal activities	$—	$—	$—	$5,910	$5,910

Fiscal Year Ended June 30, 2009:
Employee termination benefits	$—	$—	$—	$3,492	$3,492

Total restructuring charges	—	—	—	3,492	3,492
Asset impairment charges	—	—	—	460	460

Total restructuring charges, asset impairments, and other costs associated with exit and disposal activities	$—	$—	$—	$3,952	$3,952

7.	Other Financial Statement Captions

Property and equipment

Property and equipment, net consists of the following (in thousands):

	June 30,
	2011	2010
Land and buildings	$22,225	$16,826
Machinery and equipment	3,399	3,409
Furniture and fixtures	5,606	4,225
Data processing equipment	44,320	23,502
Leasehold improvements	20,365	19,728
Software licenses	24,281	18,659
Capitalized leases of machinery and equipment	2,481	2,481

	122,677	88,830
Less: Accumulated depreciation	(58,192)	(35,575)

Property and equipment, net	$64,485	$53,255

Depreciation expense was $21.6 million, $21.8 million and $17.3 million for fiscal years 2011, 2010 and 2009, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,
	2011	2010
Accrued payroll and benefits	$25,090	$21,065
Accrued incentive compensation	23,924	15,112
Accrued non-income based taxes	22,612	16,685
Customer deposits and advance payments	16,259	14,342
Accrued restructuring, net of noncurrent portion	6,327	4,339
Other	46,058	32,378

Accrued expenses and other current liabilities	$140,270	$103,921

Other (income) expense, net

Other (income) expense, net consists of the following (in thousands):

	Fiscal Years Ended June 30,
	2011	2010	2009
Interest income	$(2,106)	$(1,880)	$(3,606)
Net realized and unrealized gains on derivative instruments	—	—	(10,599)
Foreign exchange (gains) losses	9,988	5,844	(1,179)
Other	(67)	—	(272)

Other (income) expense, net	$7,815	$3,964	$(15,656)

8.	Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements at June 30, 2011 Using:
	Fair Value at June 30, 2011	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$371,101	$371,101	$—	$—
Restricted cash (1)	3,246	3,246	—	—
Accrued contingent purchase consideration (2)	1,189	—	—	1,189
Redeemable noncontrolling interests (3)	71,641	—	—	71,641

		Fair Value Measurements at June 30, 2010 Using:
	Fair Value at June 30, 2010	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$240,522	$240,522	$—	$—
Restricted cash (1)	5,409	5,409	—	—
Derivative financial instruments (4)	12,113	—	12,113	—
Accrued contingent purchase consideration (2)	732	—	—	732
Redeemable noncontrolling interests (3)	81,641	—	—	81,641

(1)	Included in other current assets and other noncurrent assets in the accompanying consolidated balance sheet. The restricted cash primarily relates to funds held in escrow for the benefit of customers and facility lease deposits.
(2)	Included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet.
(3)	Does not include the redeemable noncontrolling interest of AUTOonline, which is not measured at fair value on a recurring basis.
(4)	Included in other noncurrent liabilities in the accompanying consolidated balance sheet. Our derivative financial instruments, which consisted entirely of interest rate swaps, expired on June 30, 2011.

Cash and cash equivalents and restricted cash. Our cash and cash equivalents and restricted cash, primarily consist of bank deposits, money market funds and bank certificates of deposit. The fair value of our cash and cash equivalents and restricted cash are determined using quoted market prices for identical assets (Level 1 inputs).

Derivative financial instruments. We estimated the fair value of our derivative financial instruments, which consisted entirely of interest rate swaps, using industry standard valuation techniques to extrapolate future reset rates from period-end yield curves and standard valuation models based on a discounted cash flow model. Market-based observable inputs including spot and forward rates, volatilities and interest rate curves at observable intervals were used as inputs to the models (Level 2 inputs). Our interest rate swaps expired on June 30, 2011.

Accrued contingent purchase consideration. We accrue contingent future cash payments related to acquisitions completed after June 30, 2009 at fair value as of the acquisition date and re-measure the payments at fair value at each reporting date. We estimate the fair value of future contingent purchase consideration based on the weighted probabilities of potential future payments that would be earned upon achievement by the acquired business of certain financial performance and product-related targets. We determined such probabilities using information as of the reporting date, including recent financial performance of the acquired businesses (Level 3 inputs). The net increase in accrued contingent purchase consideration during fiscal year 2011 was due to accrued contingent purchase consideration resulting from an acquisition in fiscal year 2011 and the effect of fluctuations in foreign currency exchange rates, offset by cash payments to the sellers.

Redeemable noncontrolling interests. We estimate the fair value of our redeemable noncontrolling interests through an income approach, utilizing a discounted cash flow model, and a market approach, which considers comparable companies and transactions, including transactions with the noncontrolling stockholders of our majority-owned subsidiaries.

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

In March 2011, we acquired an additional 15% ownership interest in our Audatex Espana majority-owned subsidiary for a cash payment of €9.3 million ($13.1 million). At June 30, 2011, we estimated the fair value of the remaining redeemable noncontrolling interest in Audatex Espana based on our purchase price for the 15% ownership interest, a Level 2 input, and a discounted cash flow model, a Level 3 input.

The following table summarizes the activity in redeemable noncontrolling interests which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

	Fiscal Year Ended June 30,
	2011	2010
Balance at beginning of period	$81,641	$92,012
Net income attributable to redeemable noncontrolling interests	6,038	5,853
Dividends paid to noncontrolling owners	(4,723)	(3,276)
Change in fair value	(9,728)	1,958
Acquisition of an additional 15% ownership interest in Audatex Espana from noncontrolling owners	(15,994)	—
Effect of foreign exchange	14,407	(14,906)

Balance at end of period	$71,641	$81,641

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We performed our fiscal year 2011 annual goodwill and indefinite-lived intangible asset impairment assessment on April 1, 2011.

We test goodwill for impairment at a reporting unit level. We determine the fair value of our reporting units through an income approach, utilizing a discounted cash flow model, and a market approach, which considers comparable companies and transactions.

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

In our annual goodwill and indefinite-lived intangible asset impairment assessments for fiscal year 2011, we concluded that the fair values of the reporting units to which goodwill was assigned exceeded their respective carrying values and, accordingly, we did not identify any goodwill impairment. Although we considered the fair value under both the income and market approaches, we ultimately determined the fair value of the reporting units based solely upon the income approach, as we believe this is the best indicator of fair value.

We determine fair value of our indefinite-lived intangible assets under an income approach using the relief from royalty method, which assumes value to the extent that the acquired company is relieved of the obligation to pay royalties for the benefits received from the assets. In our annual indefinite-lived intangible asset impairment assessment for fiscal year 2011, we concluded that the fair value of our indefinite-lived intangible assets exceeded their respective carrying value and, accordingly, we did not identify any impairment of indefinite-lived intangible assets.

Fair Value of Other Financial Instruments

The carrying amounts of certain of our financial instruments, including accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short-term nature. Considering that our senior unsecured notes were issued in June 2011 in an arms-length transaction, we believe the carrying value approximates fair value. The carrying value of our senior secured credit facility approximates fair value due to the facility’s variable interest rate. The estimated fair value of the subordinated note payable issued to the seller in connection with our acquisition of HPI was $21.5 million and $19.2 million at June 30, 2011 and 2010, respectively, which was determined using a discounted cash flow model.

9.	Derivative Financial Instruments

In the normal course of business, we are exposed to interest rate changes and foreign currency fluctuations. Through June 30, 2011, we limited our interest rate risk through the use of derivatives, such as interest rate swaps. Derivatives are not used for speculative purposes. We do not hedge our exposure to foreign currency risks.

Our derivative financial instruments, which consisted of interest rate swaps, expired in fiscal year 2011. The following table summarizes the fair value of our derivative financial instruments as of June 30, 2010, which are included in other noncurrent liabilities in the accompanying consolidated balance sheet (in thousands):

U.S. dollar interest rate swaps	$7,672
Euro interest rate swaps	4,441

Total	$12,113

We designated and documented these interest rate swaps at their inception as cash flow hedges for floating rate debt and we evaluate the swaps for effectiveness quarterly. We report the effective portion of the gain or loss on these hedges as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassify these gains or losses into earnings when the hedged transaction affects earnings. We recognize the ineffective portion of these cash flow hedges in interest expense. We determined the estimated fair value of our derivatives using industry standard valuation techniques and standard valuation models.

The following table summarizes the effect of the interest rate swaps on the consolidated statements of income and accumulated other comprehensive income (loss) (“AOCI”) (in thousands):

Derivative Financial Instruments	Loss Recognized in AOCI on Derivatives (1)	Location of Loss Reclassified from AOCI into Income (1)	Loss Reclassified from AOCI into Income (1)	Location of Gain (Loss) Recognized in Income on Derivatives (2)	Gain (Loss) Recognized in Income on Derivatives (2)
Fiscal year Ended June 30, 2011:
U.S. dollar interest rate swaps	$(794)	Interest Expense	$(8,422)	Interest Expense	$28
Euro interest rate swaps	(576)	Interest Expense	(4,993)	Interest Expense	(47)

Total	$(1,370)		$(13,415)		$(19)

Fiscal Year Ended June 30, 2010:
U.S. dollar interest rate swaps	$(3,780)	Interest Expense	$(9,298)	Interest Expense	$(11)
Euro interest rate swaps	(1,856)	Interest Expense	(6,940)	Interest Expense	16

Total	$(5,636)		$(16,238)		$5

(1)	Effective portion.
(2)	Ineffective portion and amount excluded from effectiveness testing.

10.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30,
	2011	2010
Senior unsecured notes due June 2018	$450,000	$—
Senior secured domestic term loan due May 2014	212,045	214,260
Senior secured European term loan due May 2014	364,357	312,245
Subordinated note payable due December 2011	18,023	16,955

Total debt	1,044,425	543,460
Less: Current portion	24,042	5,442

Long-term portion	$1,020,383	$538,018

Future minimum principal payments on our outstanding debt as of June 30, 2011 are as follows (in thousands):

2012	$24,042
2013	6,019
2014	564,364
2015	—
2016	—
Thereafter	450,000

Total	$1,044,425

Senior Unsecured Notes

In June 2011, we issued senior unsecured notes in the aggregate principal amount of $450.0 million (the “Senior Notes”). The Senior Notes accrue interest at 6.75% per annum, payable semi-annually, and become due and payable in full on June 15, 2018.

The Senior Notes include redemption provisions that allow us, at our option, to redeem all or a portion of the aggregate principal amount of the Senior Notes as follows:

•

At any time prior to June 15, 2014, we may redeem up to 35% of the aggregate principal amount of the Senior Notes at a redemption price equal to 106.75% of the principal amount of the notes redeemed, plus accrued and unpaid interest, if any, through the date of redemption, using the net cash proceeds from the issuance of common stock.

•

At any time prior to June 15, 2014, we may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes redeemed plus a premium as of, and accrued and unpaid interest to, the redemption date. The amount of the premium is the greater of (i) 1.0% of the then outstanding principal amount of the notes redeemed or (ii) the excess of (a) the present value at the redemption date of the sum of the redemption price of the notes redeemed at June 15, 2014 plus all required interest payments due on the notes redeemed through June 15, 2014 (excluding accrued but unpaid interest to the redemption date), calculated using a discount rate equal to the yield maturity on the redemption date of U.S. Treasury Securities with a constant maturity most nearly equal to the period from the redemption date to June 15, 2014 plus 50 basis points, over (b) the principal amount of the notes.

•

At any time on or after June 15, 2014, we may redeem the Senior Notes at the following redemption prices, plus accrued and unpaid interest, if any, through the date of redemption: (i) if the redemption occurs on or after June 15, 2014 but prior to June 15, 2015, the redemption price is 103.375% of the principal amount of the notes redeemed; (ii) if the redemption occurs on or after June 15, 2015 but prior to June 15, 2016, the redemption price is 101.688% of the principal amount of the notes redeemed; and (iii) if the redemption occurs on or after June 15, 2016, the redemption price is 100.000% of the principal amount of the notes redeemed.

Upon the occurrence of a change of control, we are required to offer to redeem the Senior Notes at a redemption price equal to 101% of the principal amount of the notes redeemed, plus accrued and unpaid interest, if any, through the redemption date.

We incurred costs associated with the issuance of the Senior Notes of $6.2 million which were deferred and are included in other noncurrent assets in the consolidated balance sheet. We are amortizing these debt issuance costs to interest expense over the term of the Senior Notes using the effective interest method.

The notes contain certain covenants including, among others, restrictions related to dividends, distributions, repurchases of equity, prepayments of debt or additional indebtedness, investments; liens on assets; mergers with another company, dispositions of assets, and transactions with affiliates. We are in compliance with the specified financial covenants of the Senior Notes at June 30, 2011.

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

Borrowings under the Amended and Restated First Lien Credit and Guaranty Agreement bear interest, to be reset at our option, at a rate determined by the sole lead arranger of the syndicate of commercial lenders equal to the offer rate on dollars based on the British Bankers’ Association Settlement Rate for deposits or the offer rate on the Euro from the Banking Federation of the European Union. In the event such rates are not available, borrowings bear interest at the offered quotation rate to first class banks in the London inter-bank market or European inter-bank market by Citibank USA Inc. for deposits, respectively, in each case, plus an applicable margin that varies based upon our consolidated leverage ratio, as defined in the agreement. At June 30, 2011, the interest rates on the Domestic Term Loan and European Term Loan were 2.0% and 3.25%, respectively. Interest is payable quarterly.

We incurred costs associated with the issuance of the Amended and Restated First Lien Credit and Guaranty Agreement of $4.4 million, which were deferred and are included in other noncurrent assets in the consolidated balance sheet. We are amortizing these debt origination fees to interest expense over the expected term of the Amended and Restated First Lien Credit and Guaranty Agreement using the straight line method.

The obligations under the Amended and Restated First Lien Credit and Guaranty Agreement are secured by substantially all of our assets. The Amended and Restated First Lien Credit and Guaranty Agreement contains certain covenants including, among others, requirements related to financial reporting, maintenance of operations, compliance with applicable laws and regulations, maintenance of interest rate protection and compliance with specified financial covenants, as well as restrictions related to liens, investments, business combinations, additional indebtedness, dispositions of assets or subsidiary interests, dividends, distributions, issuances of equity securities, transactions with affiliates, capital expenditures and certain other changes in the business. The Amended and Restated First Lien Credit and Guaranty Agreement also contains a leverage ratio, which is applicable only to the revolving loans and applies only if at least $10 million of revolving loans, including outstanding letters of credit, are outstanding for at least 10 days during the prior fiscal quarter. We are in compliance with the specified financial covenants of the Amended and Restated First Lien Credit and Guaranty Agreement at June 30, 2011.

Pursuant to agreements entered into prior to the CSG Acquisition, the noncontrolling stockholders of certain of our majority-owned subsidiaries have the right to require us to redeem their shares at the then fair market value. During fiscal year 2011, one of the noncontrolling stockholders of our Audatex Espana majority-owned subsidiary exercised its right to require us to redeem its shares. Accordingly, in March 2011, we acquired an additional 15% ownership interest in Audatex Espana for a cash payment of €9.3 million ($13.1 million). We were not required to obtain a waiver under the Amended and Restated First Lien Credit and Guaranty Agreement for the purchase of these shares.

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

Subordinated Note Payable

In connection with the acquisition of HPI in December 2008, we issued a subordinated note payable with a principal amount of £11.3 million ($18.0 million at June 30, 2011). The note accrues interest at 8.0% per annum, payable annually, and becomes due and payable in full on December 31, 2011, subject to certain acceleration events.

11.	Share-Based Compensation

We grant stock awards pursuant to our 2008 Omnibus Equity Incentive Plan (the “2008 Plan”), which was approved by our stockholders in November 2008. Upon stockholder approval of the 2008 Plan, we ceased granting awards under the 2007 Long-Term Equity Incentive Plan (the “2007 Plan”) and the remaining shares available for grant under the 2007 Plan were added to the shares authorized for grant under the 2008 Plan. Additionally, any awards previously granted under the 2007 Plan that expire unexercised or are forfeited are added to the shares authorized for grant under the 2008 Plan.

During fiscal year 2011, we granted stock awards under the 2008 Plan in the form of stock options, restricted stock units and performance share units. Stock options are granted at exercise prices equal to the fair market value of our common stock on the date of grant, generally vest ratably over four years and have a term of 7 years. Restricted stock unit grants generally vest ratably over four years. Performance share units represent the right to receive shares of our common stock based on our total shareholder return (“TSR”) during the performance period as compared to a peer group of 48 publicly-traded, U.S.-based software companies of similar market capitalization. The target number of performance share units for a performance period will be earned if our TSR for the period is at the 65th percentile of the peer group and 200% of the performance share units will be earned if our TSR for the period equals or exceeds the 90th percentile. The number of performance share units earned if our TSR for the period is between the 65th and 90th percentile of the peer group is based on a sliding scale. No units are earned for the performance period if our TSR is below the 50th percentile. In the event our TSR is negative for a performance period, the number of performance share units which may be earned for that period will not exceed the target amount, even if our relative TSR is above the 65th percentile. The performance share units have three performance periods from April 2011 through March 2014. The target number of shares to be earned for each period is 18,000. In addition, a true-up calculation will be made at the end of the three-year performance cycle as if the total target number of performance share units had been subject to the three-year performance period with any resulting incremental units being earned.

At June 30, 2011, 10.0 million shares remain available for future grant of awards under the 2008 Plan.

We also have an employee stock purchase plan (“the ESPP”) that allows eligible employees to purchase shares of our common stock at a price equal to 95% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period. We have reserved for issuance 1.5 million shares of our common stock under the ESPP. During fiscal years 2011 and 2010, we awarded approximately 12,000 shares and 16,000 shares, respectively, of our common stock under the ESPP. At June 30, 2011, approximately 1.4 million shares remain available for future grant of awards under the ESPP.

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

Share-Based Award Activity

The following table summarizes restricted common shares subject to repurchase and restricted stock unit activity during fiscal year 2011 (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at June 30, 2010	454	$20.77
Granted	264	$46.89
Vested	(310)	$23.90
Forfeited	(106)	$30.18

Nonvested at June 30, 2011	302	$38.20

The following table summarizes stock option activity during fiscal year 2011:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2010	1,800	$26.65
Granted	581	$45.20
Exercised	(589)	$25.26
Canceled	(259)	$29.24

Outstanding at June 30, 2011	1,533	$33.78	6.1	$38,972

Exercisable at June 30, 2011	405	$25.86	5.9	$13,485

Of the stock options outstanding at June 30, 2011, approximately 1.5 million are vested and expected to vest.

Cash received from the exercise of stock options was $14.6 million during fiscal year 2011. The intrinsic value of stock options exercised during fiscal years 2011, 2010, and 2009 totaled $14.5 million, $4.1 million, and $0.8 million, respectively.

Valuation of Share-Based Awards

We utilized the Black-Scholes option pricing model for estimating the grant date fair value of stock options with the following assumptions:

	Risk-Free Interest Rate	Expected Term (in years)	Weighted Average Expected Stock Price Volatility	Expected Dividend Yield	Weighted Average Per Share Grant Date Fair Value
Fiscal year 2011	1.5%	4.6	33%	0.7%	$12.75
Fiscal year 2010	2.2%	4.7	30%	0.9%	$8.22
Fiscal year 2009	3.2%	6.1	27%	—	$7.92

We based the risk-free interest rates on the implied yield available on U.S. Treasury constant maturities in effect at the time of the grant with remaining terms equivalent to the respective expected terms of the stock options. Because we have a limited history of stock option exercises, we calculated the expected award life as the average of the contractual term and the vesting period. We determined the expected volatility based on a combination of implied market volatilities, our historical stock price volatility and other factors. The dividend yields for fiscal years 2011 and 2010 are based on our quarterly cash dividends of $0.075 and $0.0625 per share, respectively.

The weighted average grant date fair value of restricted stock units granted in fiscal years 2011, 2010 and 2009 was $46.89, $31.90 and $23.60, respectively, determined based on the market price of our common stock on the date of grant, which approximates the intrinsic value.

To estimate the grant date fair value of performance share units, we utilized a Monte-Carlo simulation model which simulates a range of possible future stock prices for Solera and the identified peer companies and assumes that the performance share units will be earned at target. Based on the Monte-Carlo simulation model, the grant date fair value of this award was estimated to be $4.2 million. We are recognizing the share-based compensation expense associated with the performance share unit on an accelerated basis over the 3-year performance period.

Share-Based Compensation Expense

Share-based compensation expense, which is included in selling, general and administrative expenses in the accompanying consolidated statements of income, was $13.6 million, $9.6 million and $6.7 million for fiscal years 2011, 2010 and 2009, respectively. At June 30, 2011, the estimated total remaining unamortized share-based compensation expense, net of forfeitures, was $24.6 million which is expected to be recognized over a weighted-average period of 2.7 years.

12.	Employee Benefit Plans

Defined Benefit Pension Plans

Our foreign subsidiaries sponsor various defined benefit pension plans and individual defined benefit arrangements covering certain eligible employees. The benefits under these pension plans are based on years of service and compensation levels. Funding is limited to statutory requirements. The measurement date for all plans is June 30 of each fiscal year.

The change in plan assets and benefit obligations as well as the funded status of our foreign pension plans were as follows (in thousands):

	June 30,
	2011	2010
Change in plan assets:
Fair value of plan assets—beginning of year	$65,447	$70,976
Actual return on plan assets	2,241	3,621
Employer contributions	3,528	3,319
Participant contributions	944	835
Benefits and expenses paid	(5,653)	(4,148)
Settlements	(1,984)	(3,080)
Foreign currency exchange rate changes	14,569	(6,076)

Fair value of plan assets—end of year	$79,092	$65,447

Change in benefit obligations:
Benefit obligations—beginning of year	$76,945	$71,057
Service cost	3,262	2,636
Interest cost	3,640	3,769
Participant contributions	944	835
Actuarial (gains) losses	(597)	12,851
Benefits and expenses paid	(5,653)	(4,148)
Settlements	(1,984)	(3,080)
Foreign currency exchange rate changes	17,859	(6,975)

Projected benefit obligations—end of year	$94,416	$76,945

Funded status—plan assets less benefit obligations	$(15,324)	$(11,498)
Unrecognized net actuarial (gains) losses due to experience different than assumed	—	—

Accrued pension liability	$(15,324)	$(11,498)

The accrued pension liability is included in noncurrent liabilities in the consolidated balance sheets as of June 30, 2011 and 2010, respectively. Changes recognized in accumulated other comprehensive income (loss) is as follows (in thousands):

	June 30,
	2011	2010
Accumulated other comprehensive income (loss)—beginning of year	$(2,418)	$9,511
Actuarial gains (losses), net	324	(12,014)
Foreign currency exchange rate changes	(827)	412
Amortization or settlement recognition of net losses (gains) (1)	228	(327)

Net loss	(275)	(11,929)

Accumulated other comprehensive loss—end of year	$(2,693)	$(2,418)

(1)	Represents amounts recognized as components of net pension expense.

The accumulated benefit obligation for all defined benefit pension plans was $86.6 million and $71.2 million at June 30, 2011 and 2010, respectively.

Information for our pension plans with accumulated benefit obligations in excess of plan assets were as follows (in thousands):

	June 30,
	2011	2010
Projected benefit obligation	$54,413	$76,945
Accumulated benefit obligation	49,791	71,196
Fair value of plan assets	40,159	65,447

The components of net pension expense were as follows (in thousands):

	Fiscal Years Ended June 30,
	2011	2010	2009
Service cost—benefits earned during the period	$3,262	$2,635	$2,748
Interest cost on projected benefits	3,640	3,769	3,399
Expected return on plan assets	(2,515)	(2,784)	(2,982)
Amortization or settlement recognition of net losses (gains)	228	(327)	(109)

Net pension expense	$4,615	$3,293	$3,056

The general assumptions used to determine the actuarial present value of benefit obligations and net pension expense were as follows:

	Fiscal Years Ended June 30,
	2011	2010	2009
Assumptions used to determine benefit obligations:
Discount rate	4.31%	4.30%	5.36%
Rate of compensation increase	2.12	2.15	2.13
Assumptions used to determine net pension expense:
Discount rate	4.30	5.36	5.07
Expected long-term rate of return on assets	3.42	4.14	4.62
Rate of compensation increase	2.15	2.15	2.16

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

The plan assets of the pension plans consist entirely of insurance contracts, which fully insure the benefit payments. The insurance companies invest the plan assets in accordance with the terms of the insurance companies’ guidelines which include a guaranteed minimum rate of return. The fair values of the insurance contracts and their input levels based on the fair value hierarchy are as follows (in thousands):

	Fair Value	Fair Value Measurements Using:
		Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2011	79,092	—	79,092	—
At June 30, 2010	65,447	—	65,447	—

We estimate the fair value of the insurance contracts based on vested plan benefits, which considers the contributions made to date and the historical rate of return on the plan assets as guaranteed by the insurance contracts.

The contributions for the fiscal years ended June 30, 2011, 2010 and 2009 were $3.5 million, $3.3 million and $3.7 million, respectively. The minimum required contributions and expected contributions to our pension plans are $4.0 million for fiscal year 2012.

Expected future benefit payments as of June 30, 2011 are as follows (in thousands):

2012	$1,938
2013	2,436
2014	2,920
2015	3,044
2016	3,446
2017 – 2021	21,185

The expected benefits to be paid are based on the same assumptions used to measure our pension plans’ benefit obligation at June 30, 2011 and include estimated future employee service.

Defined Contribution Retirement and Savings Plans

We have a qualifying 401(k) defined contribution plan that covers most of our domestic employees and provides matching contributions under various formulas. For the fiscal years ended June 30, 2011, 2010 and 2009, we incurred $1.0 million, $1.2 million and $1.2 million, respectively, in costs related to the 401(k) plan Company matching contributions.

Our foreign subsidiaries have defined contribution plans that cover certain international employees and provide matching contributions under various formulas. For the fiscal years ended June 30, 2011, 2010 and 2009, we incurred $4.8 million, $4.4 million and $3.6 million, respectively, in costs related to our foreign defined contribution plans Company matching contributions.

13.	Related Party Transactions

Certain noncontrolling stockholders of our international subsidiaries are also commercial purchasers and users of our software and services. Revenue transactions with all of the individual noncontrolling stockholders in the aggregate represent less than 10% of consolidated revenue for fiscal years 2011, 2010, and 2009, respectively, and aggregate accounts receivable from the noncontrolling stockholders represent less than 10% of consolidated accounts receivable at June 30, 2011, 2010, and 2009, respectively.

14.	Income Taxes

The components of income before income taxes attributable to domestic and foreign operations are as follows (in thousands):

	Fiscal Years Ended June 30,
	2011	2010	2009
Domestic	$18,707	$1,704	$6,568
Foreign	135,923	124,638	86,233

	$154,630	$126,342	$92,801

The income tax provision (benefit) by jurisdiction are as follows (in thousands):

	Fiscal Years Ended June 30,
	2011	2010	2009
Current:
Federal	$1,519	$40	$60
Foreign	38,656	37,530	34,117
State	618	796	1,100

Total current	40,793	38,366	35,277

Deferred:
Federal	(48,807)	—	—
Foreign	(3,987)	(6,195)	(9,109)
State	(2,426)	—	—

Total deferred	(55,220)	(6,195)	(9,109)

Total income tax provision (benefit)	$(14,427)	$32,171	$26,168

A reconciliation between our effective tax rate on income before income tax provision and the U.S. federal statutory rate is as follows (amounts in thousands):

	Fiscal Years ended June 30,
	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax provision at U.S. statutory rate	$54,121	35.0%	$44,220	35.0%	$32,480	35.0%
(Increase) decrease in provision (benefit) from:
State taxes, net of federal tax benefit	1,192	0.8%	401	0.3%	506	0.5%
Foreign tax rate differential	(14,993)	(9.7)%	(18,772)	(14.9)%	(7,457)	(8.0)%
Impact on deferred taxes due to increase (reduction) due to change in tax rate	157	0.1%	1,491	1.2%	(147)	(0.2)%
Change in valuation allowance	(50,571)	(32.7)%	20,528	16.2%	(214)	(0.2)%
Withholding taxes	1,223	0.8%	1,498	1.2%	512	0.6%
Nondeductible stock-based compensation	1,356	0.9%	646	0.5%	45	0.0%
Dividend	2,861	1.9%	9,704	7.7%	—	—
Foreign tax credits	(9,330)	(6.0)%	(28,312)	(22.4)%	1,057	1.1%
Other	(443)	(0.4)%	767	0.7%	(614)	(0.6)%

Total income tax provision (benefit)	$(14,427)	(9.3)%	$32,171	25.5%	$26,168	28.2%

The significant components of deferred income tax assets and liabilities are as follows (in thousands):

	June 30,
	2011	2010
Deferred income tax assets:
Accrued expenses not currently deductible	$12,435	$14,977
Depreciation and amortization	3,994	2,447
Net operating losses and tax credit carryforwards	27,018	22,535
Intangible assets	13,443	13,937
Foreign tax credits	29,466	24,001
Other	7,865	3,719

	94,221	81,616
Less: Valuation allowances	(23,697)	(68,665)

Deferred income tax assets, net	70,524	12,951

Deferred income tax liabilities:
Intangible assets	37,030	34,623
Other	6,505	7,527

Deferred income tax liabilities	43,535	42,150

Net deferred income tax assets (liabilities)	$26,989	$(29,199)

As of June 30, 2011, we have $21.0 million of state net operating loss carryforwards that will begin to expire in 2012, and $96.4 million foreign net operating loss carryforwards that will begin to expire in 2016. We also have $2.2 million of U.S. federal and $2.2 million of state research and development tax credit carryforwards that will begin to expire in 2026, and $34.0 million of foreign tax credit carryforwards that will begin to expire in 2016.

Of the U.S. federal and state research and development tax credit carryforwards, $0.7 million of U.S. federal carryforwards and $0.5 million of state carryforwards are excluded from deferred income tax assets and liabilities as those amounts relate to excess tax benefits on stock-based compensation deductions for which a tax benefit has not yet been realized, as described further below. Utilization of our state net operating losses and U.S. federal and state tax credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

We have not recorded excess tax benefits of $5.3 million as of June 30, 2011 from excess stock-based compensation deductions for which a benefit has not yet been realized. Excess tax benefits represent stock compensation deductions in excess of expenses recognized for financial reporting purposes and are realized when they reduce taxes payable, as determined using a “with and without” method. During fiscal year 2011, we realized excess tax benefits of $1.4 million, which were reported in common shares in the accompanying consolidated balance sheet.

We have recorded valuation allowances for deferred tax assets of $23.7 million and $68.7 million at June 30, 2011 and 2010, respectively. We released $55.2 million of the $55.8 million valuation allowance on our U.S. net deferred tax assets during fiscal year 2011. The release of the valuation allowance on our U.S. net deferred tax assets was the result of our recent sustained history of operating profitability and management’s determination about the future realization of the net deferred tax assets. We exercise significant judgment relating to the projection of future taxable income to determine the recoverability of any tax assets. If judgments regarding recoverability of deferred tax assets change in future periods, we could be required to record valuation allowances against deferred tax assets in future periods. Based on the weight of all available positive and negative evidence, we believe it is more-likely-than-not that that we will be able to realize our U.S. deferred tax assets prior to expiration.

We consider the undistributed earnings of our foreign subsidiaries as of June 30, 2011 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. Our undistributed earnings in significant jurisdictions were approximately $440.3 million as of June 30, 2011. If we distributed those earnings in the form of dividends or otherwise, we could be subject to both U.S. income taxes and withholding taxes payable to various foreign countries. It is currently not practicable to compute the residual taxes due on such earnings.

During fiscal years 2011 and 2010, we completed non-recurring distributions of foreign earnings to the U.S. of approximately $107.6 million (of which approximately $99.1 million was treated as return of basis for tax reporting purposes) and $24.5 million, respectively. The purpose of the distribution in fiscal year 2011 was to fund our acquisition of Explore. The purpose of the distribution in fiscal year 2010 was to realize significant U.S. income tax benefits in the form of foreign tax credits which would have been substantially diluted if not realized in fiscal year 2010. We have not, nor do we anticipate the need to, repatriate funds to the U.S. in order to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

On December 17, 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (the “Act”) was signed and enacted into law. The Act extends the research credit and certain international tax laws through December 31, 2011. We are in the process of evaluating the impact of several recently enacted international tax laws which could impact our future effective tax rate. Our income tax provision at June 30, 2011 reflects the immediate impact, if any, of the enactment of these laws.

In February 2009, the California 2009-2010 budget legislation was signed into law. One of the major components of this legislation is our ability to elect an alternative apportionment methodology beginning in fiscal year 2012 which we believe will result in an overall decrease to state income tax expense.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows (in thousands):

	Fiscal Years Ended June 30,
	2011	2010	2009
Gross unrecognized tax benefits balance at beginning of period	$5,611	$7,821	$17,298
Increase related to prior year tax positions	174	78	231
Decrease related to prior year tax positions	(319)	(1,388)	(7,058)
Increase related to current year tax positions	1,466	1,384	3,122
Decrease related to settlements	—	(2,284)	—
Decrease related to lapse of statute of limitations	(714)	—	(5,772)

Gross unrecognized tax benefits balance at end of period	$6,218	$5,611	7,821

Of the unrecognized tax benefits reflected above, the amounts that, if recognized, would impact the effective tax rate were $5.5 million, $5.6 million and $2.6 million for fiscal years 2011, 2010 and 2009, respectively. The amount of unrecognized tax benefits expected to be recognized in the next twelve months is not significant.

We recognize accrued interest and penalties, if incurred, related to unrecognized tax benefits as a component of income tax expense. We had approximately $0.6 million, $0.3 million and $0.5 million of accrued interest expense related to unrecognized tax benefits for fiscal years 2011, 2010 and 2009, respectively.

We file U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions and, as such, are subject to examination in various jurisdictions. The material jurisdictions that are subject to examination by tax authorities primarily include the United States, Canada, France, Germany, Spain, Switzerland and the United Kingdom, covering tax years 2005 through 2011.

Pursuant to the terms of the acquisition agreements, the sellers in our business combinations have indemnified us for all tax liabilities related to the pre-acquisition periods. We are liable for any tax assessments for the post-acquisition periods for our U.S. and foreign jurisdictions.

15.	Contractual Commitments and Contingencies

Leases and Other Contractual Commitments

We lease office space and equipment under various operating and capital leases, and sublease certain excess office space. Additionally, we have contractual obligations under software license agreements and other purchase commitments. Total expense incurred under these agreements was approximately $14.2 million, $16.4 million and $14.1 million for the fiscal years 2011, 2010 and 2009, respectively. Sublease income recognized for fiscal years 2011, 2010 and 2009 was $0.7 million, $1.3 million and $1.3 million, respectively. Obligations under capital leases totaled $3.3 million and $3.4 million at June 30, 2011 and 2010, respectively.

Future minimum contractual commitments at June 30, 2011 are as follows (in thousands):

2012	$20,276
2013	14,949
2014	9,119
2015	7,890
2016	6,949
Thereafter	2,415

Total	$61,598

In addition to fixed rentals, certain leases require payment of maintenance and real estate taxes and contain escalation provisions based on future adjustments in price indices.

Contingencies

In the normal course of business, we are subject to various claims, charges and litigation. In particular, we have been the subject of allegations that our repair estimating and total loss software and services produced results that favored our insurance company customers, one of which is the subject of pending litigation. In addition, we are subject to assertions by our customers and strategic partners that we have not complied with the terms of our agreements with them or our agreements with them are not enforceable. We have and will continue to vigorously defend ourselves against these claims. We believe that final judgments, if any, which may be rendered against us in current litigation, are adequately reserved for, covered by insurance or would not have a material adverse effect on our financial position.

Guarantees

We have irrevocably and unconditionally guaranteed the subordinated note payable issued in the acquisition of HPI and the Senior Notes (Note 10). Additionally, in the normal course of business, we enter into contracts in which we makes representations and warranties that guarantee the performance of our products and services. Losses related to such guarantees were not significant during any of the periods presented.

Other

In December 2010, we acquired a minority ownership interest in Digidentity B.V., a Dutch company that is a leading provider of next-generation E-identification certificates for authentication of online identities, for €1.9 million. Pursuant to the terms of the acquisition, the majority owners of Digidentity may put their shares to us through fiscal year 2013 if Digidentity achieves certain financial performance targets. The purchase price of the shares is calculated based on a multiple of Digidentity’s actual versus target earnings before interest expense, income tax expense, depreciation and amortization for the twelve-month period ended prior to the exercise date.

16.	Segment and Geographic Information

Segment Information

We have aggregated our operating segments into two reportable segments: EMEA and Americas. Our EMEA reportable segment encompasses our operations in Europe (excluding the Netherlands), the Middle East, Africa, Asia and Australia. Our Americas reportable segment encompasses our operations in North, Central and South America as well as the Netherlands.

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

(in thousands)	EMEA	Americas	Corporate	Total
Fiscal Year Ended June 30, 2011
Revenues	$390,473	$294,224	$—	$684,697
Income (loss) before provision for income taxes	120,254	123,410	(89,034)	154,630
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	52,092	30,996	—	83,088
Interest expense	1,485	37	29,580	31,102
Other (income) expense—net	5,823	(1,194)	3,186	7,815
Total assets at end of period	1,060,932	943,357	164,846	2,169,135
Capital expenditures	10,660	8,815	—	19,475

Fiscal Year Ended June 30, 2010
Revenues	$359,658	$271,690	$—	$631,348
Income (loss) before provision for income taxes	105,863	87,626	(67,147)	126,342
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	55,397	33,581	—	88,978
Interest expense	1,498	277	31,007	32,782
Other (income) expense—net	4,767	(2,917)	2,114	3,964
Total assets at end of period	931,836	384,396	40,421	1,356,653
Capital expenditures	12,926	9,618	—	22,544

Fiscal Year Ended June 30, 2009
Revenues	$290,459	$267,232	$—	$557,691
Income (loss) before provision for income taxes	75,741	75,378	(58,318)	92,801
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	48,506	37,631	9	86,146
Interest expense	767	285	37,513	38,565
Other (income) expense—net	(1,134)	(898)	(13,624)	(15,656)
Total assets at end of period	976,244	433,982	8,383	1,418,609
Capital expenditures	7,158	6,921	—	14,079

Geographic Information

Geographic revenue information is based on the location of the customer. No single country other than the United States, the United Kingdom, and Germany accounted for 10% or more of our consolidated revenue and/or property and equipment.

(in thousands)	Europe *	United States	United Kingdom	Germany	All Other	Total
Revenues:
Fiscal Year Ended June 30, 2011	$257,813	$147,351	$100,620	$81,500	$97,413	$684,697
Fiscal Year Ended June 30, 2010	240,256	140,607	95,178	73,854	81,453	631,348
Fiscal Year Ended June 30, 2009	206,957	145,898	70,368	55,384	79,084	557,691
Property and equipment, net:
At June 30, 2011	17,156	17,637	18,528	7,334	3,830	64,485
At June 30, 2010	7,527	18,310	18,107	6,100	3,211	53,255

*	Excludes the United Kingdom and Germany.

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

17.	Subsequent Event

On August 15, 2011, we announced that the Board of Directors approved the payment of a cash dividend of $0.10 per share of outstanding common stock and per outstanding restricted stock unit. The Board of Directors also approved a quarterly stock dividend equivalent of $0.10 per outstanding restricted stock unit granted to certain of our executive officers during fiscal years 2011 and 2012 in lieu of the cash dividend, which dividend equivalent will be paid to the restricted stock unit holders as the restricted stock unit vests. The dividends are payable on September 20, 2011 to stockholders and restricted stock unit holders of record at the close of business on September 8, 2011. Any determination to pay dividends in future periods will be at the discretion of our Board of Directors.

18.	Quarterly Financial Results (Unaudited)

Summarized unaudited quarterly results of operations for the fiscal years ended June 30, 2011 and 2010 are as follows (amounts in thousands, except per share data):

Fiscal Year Ended June 30, 2011 (1)(2)	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
Revenues	$158,908	$168,160	$175,545		$182,084
Cost of revenues (excluding depreciation and amortization)	46,653	50,944	50,474		55,510
Net income attributable to Solera Holdings, Inc.	$29,124	$30,919	$80,093	(3)	$17,241
Net income attributable to Solera Holdings Inc. per common share:
Basic	$0.41	$0.44	$1.13		$0.24
Diluted	$0.41	$0.44	$1.13		$0.24

Fiscal Year Ended June 30, 2010 (1)(4)	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
Revenues	$150,769	$163,318	$162,542		$154,719
Cost of revenues (excluding depreciation and amortization)	49,619	52,568	48,991		47,600
Net income attributable to Solera Holdings, Inc.	$19,983	$23,278	$22,585		$18,586
Net income attributable to Solera Holdings Inc. per common share:
Basic	$0.29	$0.33	$0.32		$0.26
Diluted	$0.29	$0.33	$0.32		$0.26

(1)	Our business is subject to seasonal and other fluctuations. In particular, we have historically experienced higher revenues during the second quarter and third quarter versus the first quarter and fourth quarter during each fiscal year. This seasonality is caused primarily by more days of inclement weather during the second quarter and third quarter in most of our markets, which contributes to a greater number of vehicle accidents and damage during these periods. In addition, our business is subject to fluctuations caused by other factors, including the occurrence of extraordinary weather events and the timing of certain public holidays. For example, the Easter holiday occurs during the third quarter in certain fiscal years and occurs during the fourth quarter in other fiscal years, resulting in a change in the number of business days during the quarter in which the holiday occurs.
(2)	The results of operations of Explore and New Era, acquired in fiscal year 2011, are included from the respective dates of the acquisitions, which are not the first day of the applicable fiscal year.
(3)	In the third quarter of fiscal year 2011, we released $50.7 million of the valuation allowance on our U.S net deferred tax assets (Note 14).
(4)	The results of operations of AUTOonline, GTLDATA and Market Scan, acquired in fiscal year 2010, are included from the respective dates of the acquisitions, which are not the first day of the applicable fiscal year.

SOLERA HOLDINGS, INC.

Schedule II—Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Period	Net Additions Charged (Credited) to Expense	Deductions (1)	Other (2)	Balance at End of Period
Allowance for doubtful accounts:
Year Ended June 30, 2011	$2,071	$2,122	$(2,054)	630	$2,769
Year Ended June 30, 2010	$2,344	$1,278	$(1,943)	392	$2,071
Year Ended June 30, 2009	$1,289	$1,549	$(1,118)	624	$2,344

(1)	Deductions for allowance for doubtful accounts primarily consists of accounts receivable written-off, net of recoveries.
(2)	Represents balances acquired in connection with business combinations.

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to Solera Holdings, Inc.’s Form S-1/A filed with the SEC on May 9, 2007).

3.2*	Amended and Restated By-laws of the Registrant (filed as Exhibit 3.1 to Solera Holdings, Inc.’s Form 8-K filed with the SEC on November 18, 2008).

4.1*	Specimen Common Stock Certificate (filed as Exhibit 4.1 to Solera Holdings, Inc.’s Form S-1/A filed with the SEC on May 9, 2007).

4.2*	Indenture, dated as of June 14, 2011, among Audatex North America, Inc., Solera Holdings, Inc., the other guarantors party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Solera Holdings, Inc.’s Form 8-K filed with the SEC on June 16, 2011).

4.3*	Form of 6.75% Senior Note due 2018 (included as Exhibit A to Exhibit 4.2).

4.4*	Supplemental Indenture, dated as of June 14, 2011, among Explore Information Services, LLC, Audatex North America, Inc., Solera Holdings, Inc., the other guarantors named therein and U.S. Bank National Association, as trustee (filed as Exhibit 4.3 to Solera Holdings, Inc.’s Form 8-K filed with the SEC on June 16, 2011).

10.1*	Transaction Agreement, dated as of February 8, 2006, by and among Solera, Inc., Automatic Data Processing, Inc., ADP Atlantic Inc., ADP Nederland B.V., ADP International B.V., ADP Canada Co. and ADP Private Limited (filed as Exhibit 10.1 to Solera Holdings, Inc.’s Form S-1 filed with the SEC on February 12, 2007).

10.2*	Amendment No. 1 to Transaction Agreement, dated as of March 28, 2006, by and among Solera, Inc., Automatic Data Processing, Inc., ADP Atlantic Inc., ADP Nederland B.V., ADP International B.V., ADP Canada Co. and ADP Private Limited (filed as Exhibit 10.2 to Solera Holdings, Inc.’s Form S-1 filed with the SEC on February 12, 2007).

10.3*	Amendment No. 2 to Transaction Agreement, dated as of April 13, 2006, by and among Solera, Inc., Automatic Data Processing, Inc., ADP Atlantic Inc., ADP Nederland B.V., ADP International B.V., ADP Canada Co. and ADP Private Limited (filed as Exhibit 10.3 to Solera Holdings, Inc.’s Form S-1 filed with the SEC on February 12, 2007).

10.4*#	Solera Holdings, Inc. 2007 Long-Term Equity Incentive Plan (filed as Exhibit 10.5 to Solera Holdings, Inc.’s Form S-1/A filed with the SEC on May 9, 2007).

10.5*#	Form of Option Agreement issued under 2007 Long-Term Equity Incentive Plan (filed as Exhibit 10.6 to Solera Holdings, Inc.’s Form S-1/A filed with the SEC on April 30, 2007).

10.6*#	Solera Holdings, LLC 2006 Employee Securities Purchase Plan (filed as Exhibit 10.7 to Solera Holdings, Inc.’s Form S-1 filed with the SEC on February 12, 2007).

10.7*#	Solera Holdings, Inc. 2007 Employee Stock Purchase Plan (filed as Exhibit 10.8 to Solera Holdings, Inc.’s Form S-1/A filed with the SEC on May 9, 2007).

10.8*#	Form of Indemnification Agreement (filed as Exhibit 10.9 to Solera Holdings, Inc.’s Form S-1/A filed with the SEC on May 9, 2007).

10.9*	First Amended and Restated First Lien Credit and Guaranty Agreement, dated as of May 16, 2007, among Audatex North America, Inc., Solera Nederland Holding B.V., Audatex Holdings IV B.V., Audatex Holdings, LLC, the other Guarantors party thereto, Goldman Sachs Credit Partners L.P., Citigroup Global Markets, Inc., Citicorp USA, Inc. and the other Lenders party thereto (filed as Exhibit 10.1 to Solera Holdings, Inc.’s Form 10-Q filed with the SEC on June 25, 2007)

10.10*#	Management Agreement, dated as of December 31, 2007, by and among Solera Holdings, Inc., Solera, Inc. and Jason Brady (filed as Exhibit 10.17 to Solera Holdings, Inc.’s Form 10-K filed with the SEC on August 29, 2008).

Exhibit Number	Description
10.11*#	Solera Holdings, Inc. 2008 Omnibus Incentive Plan (filed as Appendix A to Solera Holdings, Inc.’s Definitive Proxy Statement filed with the SEC on August 29, 2008).

10.12*	Share Purchase Agreement among RAC plc, HPI Holding Limited and Solera Holdings, Inc. dated December 19, 2008 (filed as Exhibit 10.1 to Solera Holdings, Inc.’s Form 10-Q filed with the SEC on February 9, 2009).

10.13*	Share Purchase Agreement among ArgeMu Holding GmbH, a German limited liability company and an indirect wholly owned subsidiary of the registrant, Solera Holdings, Inc., “Cuss-GmbH” Computerunterstützte Sachverständigen Systeme, a German limited liability company, DEKRA Automobil GmbH, a German limited liability company, and AWG Abfallwirtschaftsgesellschaft mbH, a German limited liability company dated September 16/17, 2009 (filed as Exhibit 10.1 to Solera Holdings, Inc.’s Form 10-Q filed with the SEC on November 6, 2009).

10.14*#	Employment Agreement between Audatex (Schweiz) GmbH (formerly known as Audatex Holding GmbH) and Renato Giger dated December 11, 2006, as amended (filed as Exhibit 10.17 to Solera Holdings, Inc.’s Form 10-K filed with the SEC on September 2, 2010).

10.15*#

Severance Agreement and Release between Solera Holdings, Inc. and Dudley Mendenhall dated July 2, 2011 (filed as Exhibit 10.16 to Solera Holdings, Inc.’s Form 10-K filed with the SEC on September 2, 2010).

10.16*	Form of restricted stock unit grant agreement, 2008 Omnibus Incentive Plan (filed as Exhibit 10.1 to Solera Holdings, Inc.’s Form 10-Q filed with the SEC on November 4, 2010).

10.17*	Form of stock option agreement, 2008 Omnibus Incentive Plan (filed as Exhibit 10.2 to Solera Holdings, Inc.’s Form 10-Q filed with the SEC on November 4, 2010).

10.18*#	Non-employee Director Compensation Program (filed as Exhibit 10.1 to Solera Holdings, Inc.’s Form 10-Q filed with the SEC on February 8, 2011).

10.19*#	Severance Agreement and Release between Solera Holdings, Inc. and John J. Giamatteo, dated March 18, 2011 (filed as Exhibit 10.1 to Solera Holdings, Inc.’s Form 10-Q filed with the SEC on May 10, 2011).

10.20	Purchase Agreement, dated as of April 23, 2011, among Claims Services Group, Inc., Solera Holdings, Inc., HireRight Solutions, Inc. and Altegrity, Inc.

10.21#	Executive Employment Agreement, dated June 6, 2011, between Solera Holdings, Inc. and Tony Aquila.

10.22#	Performance Share Unit Grant Agreement, dated June 6, 2011, between Solera Holdings, Inc. and Tony Aquila.

21.1	List of subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

Exhibit Number	Description
101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Incorporated by reference.
#	Management contract or compensatory plan or arrangement.
+	These exhibits are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we incorporate them by reference.