Form 10-Q
period 2011-09-30
SOLERA HOLDINGS, INC
filed 2011-11-07
CIK 1324245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the issuer’s common stock as of November 1, 2011 was 70,903,672.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SOLERA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$378,085	$371,101
Accounts receivable, net of allowance for doubtful accounts of $2,863 and $2,769 at September 30, 2011 and June 30, 2011, respectively	129,695	135,589
Other receivables	17,798	19,037
Other current assets	24,021	24,895
Deferred income tax assets	10,583	10,321

Total current assets	560,182	560,943
Property and equipment, net	58,745	64,485
Goodwill	1,038,355	1,059,749
Intangible assets, net	388,233	416,100
Other noncurrent assets	17,241	19,462
Noncurrent deferred income tax assets	44,359	48,396

Total assets	$2,107,115	$2,169,135

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,355	$37,798
Accrued expenses and other current liabilities	123,379	140,270
Income taxes payable	11,876	10,837
Deferred income tax liabilities	2,972	1,187
Current portion of long-term debt	23,391	24,042

Total current liabilities	185,973	214,134
Long-term debt	998,985	1,020,383
Other noncurrent liabilities	23,836	24,127
Noncurrent deferred income tax liabilities	25,872	30,541

Total liabilities	1,234,666	1,289,185
Redeemable noncontrolling interests	90,756	94,841
Stockholders’ equity:
Solera Holdings, Inc. stockholders’ equity:
Common shares, $0.01 par value: 150,000 shares authorized; 70,861 and 70,795 issued and outstanding as of September 30, 2011 and June 30, 2011, respectively	594,957	587,265
Retained earnings	174,329	151,366
Accumulated other comprehensive income	1,628	36,413

Total Solera Holdings, Inc. stockholders’ equity	770,914	775,044
Noncontrolling interests	10,779	10,065

Total stockholders’ equity	781,693	785,109

Total liabilities and stockholders’ equity	$2,107,115	$2,169,135

See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2011	2010
Revenues	$198,693	$158,908

Cost of revenues:
Operating expenses	43,618	31,141
Systems development and programming costs	19,045	15,512

Total cost of revenues (excluding depreciation and amortization)	62,663	46,653
Selling, general and administrative expenses	48,421	41,826
Depreciation and amortization	26,008	19,552
Restructuring charges, asset impairments, and other costs associated with exit and disposal activities	198	2,490
Acquisition and related costs	1,356	1,203
Interest expense	12,294	7,319
Other (income) expense, net	55	(675)

	150,995	118,368

Income before provision for income taxes	47,698	40,540
Income tax provision	13,252	8,602

Net income	34,446	31,938
Less: Net income attributable to noncontrolling interests	3,207	2,814

Net income attributable to Solera Holdings, Inc.	$31,239	$29,124

Net income attributable to Solera Holdings, Inc. per common share:
Basic	$0.44	$0.41

Diluted	$0.44	$0.41

Dividends paid per share	$0.10	$0.08

Weighted-average shares used in the calculation of net income attributable to Solera Holdings, Inc. per common share:
Basic	70,837	69,985

Diluted	71,250	70,273

See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$34,446	$31,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,008	19,552
Provision for doubtful accounts	764	491
Stock-based compensation	3,606	2,069
Deferred income taxes	(211)	(367)
Other	71	(201)
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Increase in accounts receivable	(1,876)	(6,498)
Decrease (increase) in other assets	4,331	(895)
(Decrease) increase in accounts payable	(6,171)	2,974
Decrease in accrued expenses and other liabilities	(10,765)	(2,111)

Net cash provided by operating activities	50,203	46,952

Cash flows from investing activities:
Capital expenditures	(9,567)	(3,428)
Acquisitions and capitalization of intangible assets	(347)	(600)
Proceeds from sale of property and equipment	1,104	—
Acquisitions of and investments in businesses, net of cash acquired	(8,749)	—
Purchases of short-term investments	—	(18,010)
Decrease in restricted cash	917	3,105

Net cash used in investing activities	(16,642)	(18,933)

Cash flows from financing activities:
Payments of debt issuance costs	(254)	—
Payments of contingent purchase consideration	—	(66)
Principal payments on financed asset acquisitions	(580)	(601)
Repayments of long-term debt	(1,570)	(1,421)
Cash dividends paid on common shares and participating securities	(7,127)	(5,285)
Proceeds from stock purchase plan and exercise of stock options	535	3,501

Net cash used in financing activities	(8,996)	(3,872)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(17,581)	19,765

Net change in cash and cash equivalents	6,984	43,912
Cash and cash equivalents, beginning of period	371,101	240,522

Cash and cash equivalents, end of period	$378,085	$284,434

Supplemental cash flow information:
Cash paid for interest	$3,990	$8,578
Cash paid for income taxes	$7,714	$7,564
Supplemental disclosure of non-cash investing and financing activities:
Capital assets financed	$415	$2,192
Accrued contingent purchase consideration	$1,712	$—
Receivable for proceeds from sale of shares of majority-owned subsidiary	$2,139	$—

See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Description of Business

Solera Holdings, Inc. and subsidiaries (the “Company”, “Solera”, “we”, “us” or “our”) is a leading global provider of software and services to the automobile insurance claims processing industry. Our software and services help our customers: estimate the costs to repair damaged vehicles; determine pre-collision fair market values for vehicles damaged beyond repair; automate steps of the claims process; outsource steps of the claims process that insurance companies have historically performed internally; and monitor and manage their businesses through data reporting and analysis. We are active in nearly 60 countries and derive most of our revenues from our estimating and workflow software. Through our acquisitions of HPI, Ltd. (“HPI”) in December 2008 and AUTOonline GmbH In-formationssysteme (“AUTOonline”) in October 2009, we also provide used vehicle validation services in the United Kingdom and operate an eSalvage vehicle exchange platform in several European and Latin American countries as well as India. Through our acquisition of Explore Information Services, LLC (“Explore”) in June 2011, we also provide data and analytics services used by automotive property and casualty insurers in the United States (“U.S.”).

Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), and therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated financial statements for the periods presented reflect all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the fiscal year ended June 30, 2011, included in our Annual Report on Form 10-K filed with the SEC on August 29, 2011. Our operating results for the three month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for any future periods.

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

Use of Estimates

The preparation of the accompanying unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from those estimates. The reported amounts of assets, liabilities, revenues and expenses are affected by estimates and assumptions which are used for, but not limited to, the accounting for sales allowances, allowance for doubtful accounts, fair value of derivatives, valuation of goodwill and intangible assets, amortization of intangibles, restructurings, liabilities under defined benefit plans, stock-based compensation, redeemable noncontrolling interests and income taxes.

New Accounting Pronouncements Not Yet Adopted

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) Topic No. 2011-08, Testing Goodwill for Impairment, which amends current guidance on testing goodwill for impairment to provide entities with the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If it is determined that the fair value of the reporting unit is more likely than not less than the carrying amount based on qualitative factors, the two-step impairment test would be required. The update is effective for interim and annual periods beginning after December 15, 2011. We are currently evaluating the impact that the adoption of this pronouncement will have on our consolidated financial statements.

In June 2011, the FASB issued ASU Topic No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, which updates the presentation requirements related to comprehensive income. The total of comprehensive income, the components of net income, and the components of other comprehensive income may be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 also eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The update is effective for interim and annual periods beginning after December 15, 2011. We are currently evaluating the impact that the adoption of this pronouncement will have on our consolidated financial statements.

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

The computation of basic and diluted net income attributable to Solera Holdings, Inc. per common share using the two-class method is as follows for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,
	2011	2010
Basic net income attributable to Solera Holdings, Inc. per common share:
Net income attributable to Solera Holdings, Inc.	$31,239	$29,124
Less: Dividends paid and undistributed earnings allocated to participating securities	(133)	(166)

Net income attributable to common shares – basic	$31,106	$28,958

Weighted-average number of common shares	70,838	70,083
Less: Weighted-average common shares subject to repurchase	(1)	(98)

Weighted-average number of common shares used to compute basic net income attributable to Solera Holdings, Inc. per common share	70,837	69,985

Basic net income attributable to Solera Holdings, Inc. per common share	$0.44	$0.41

Diluted net income attributable to Solera Holdings, Inc. per common share:
Net income attributable to Solera Holdings, Inc.	$31,239	$29,124
Less: Dividends paid and undistributed earnings allocated to participating securities	(133)	(165)

Net income attributable to common shares – diluted	$31,106	$28,959

Weighted-average number of common shares used to compute basic net income attributable to Solera Holdings, Inc. per common share	70,837	69,985
Diluted effect of options to purchase common stock, restricted stock units and performance share units	413	288

Weighted-average number of common shares used to compute diluted net income attributable to Solera Holdings, Inc. per common share	71,250	70,273

Diluted net income attributable to Solera Holdings, Inc. per common share	$0.44	$0.41

The following securities that could potentially dilute earnings per share in the future are not included in the determination of diluted net income attributable to Solera Holdings, Inc. per common share (in thousands):

	Three Months Ended September 30,
	2011	2010
Antidilutive options to purchase common stock and restricted stock units	63	25

3. Contingent Purchase Consideration

In connection with business combinations completed since fiscal year 2009, we may be required to make contingent cash payments through fiscal year 2014 subject to the achievement of certain financial performance and product-related targets. At September 30, 2011, the maximum aggregate amount of remaining contingent cash payments to be paid is $18.1 million, of which $3.4 million would be recognized as additional goodwill when earned, $2.8 million was accrued to goodwill at the acquisition date, and the remaining $11.9 million is charged to acquisition and related costs in the statement of income as earned.

4. Goodwill and Intangible Assets

Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30, 2011			June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortized intangible assets:
Internally developed software	$21,283	$(7,522)	$13,761	$22,197	$(7,454)	$14,743
Purchased customer relationships	296,237	(133,364)	162,873	304,688	(131,141)	173,547
Purchased tradenames and trademarks	34,870	(20,391)	14,479	36,323	(20,811)	15,512
Purchased software and database technology	418,872	(259,037)	159,835	435,125	(262,358)	172,767
Other	5,960	(2,021)	3,939	6,433	(1,636)	4,797

	$777,222	$(422,335)	$354,887	$804,766	$(423,400)	$381,366

Intangible assets not subject to amortization:
Purchased tradenames and trademarks with indefinite lives	33,346	—	33,346	34,734	—	34,734

	$810,568	$(422,335)	$388,233	$839,500	$(423,400)	$416,100

Goodwill

The following table summarizes the activity in goodwill for the three months ended September 30, 2011 (in thousands):

	Balance at Beginning of Period	Other (2)	Foreign Currency Translation Effect	Balance at End of Period
EMEA (1)	$615,358	$—	$(32,508)	$582,850
Americas (1)	444,391	7,401	3,713	455,505

Total	$1,059,749	$7,401	$(28,795)	$1,038,355

(1)	As described further in Note 12, in the first quarter of fiscal year 2012, we transferred our Netherlands operating segment from our Americas reportable segment to our EMEA reportable segment. The balances presented above reflect the inclusion of our Netherlands operating segment in our EMEA reportable segment for all periods.
(2)	Primarily represents contingent cash consideration paid in connection with a business combination consummated in fiscal year 2009.

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

The following table summarizes the activity in the liabilities associated with our restructuring initiatives and other exit and disposal activities for the three months ended September 30, 2011 (in thousands):

	Employee Termination Benefits	Leases	Other	Total
Balance at June 30, 2011	$1,226	$6,309	$—	$7,535
Restructuring charges	129	30	39	198
Cash payments	(121)	(946)	(39)	(1,106)
Other	(66)	60	—	(6)
Effect of foreign exchange	(48)	—	—	(48)

Balance at September 30, 2011	$1,120	$5,453	$—	$6,573

In fiscal year 2011, we announced the relocation of our corporate headquarters and global executive team from San Diego, California to the Dallas-Fort Worth, Texas metroplex (the “Corporate Relocation Plan”). The primary objectives of the Corporate Relocation Plan are to provide us with access to a broader employee recruitment pool; improved labor arbitrage and other cost efficiencies; and improved mobility and access to our markets around the world. The relocation is expected to improve the effectiveness of our senior management team and our operations, and result in long-term cost savings. Under the Corporate Relocation Plan, we anticipate incurring expenses of approximately $2.5 million, primarily consisting of relocation benefits paid to current employees, facility relocation costs and termination benefits for corporate employees that are not relocating. The remaining restructuring charges anticipated to be incurred under the Corporate Relocation Plan of approximately $0.4 million are expected to be paid in fiscal year 2012. During the three months ended September 30, 2011, we incurred restructuring charges of $0.1 million under the Corporate Relocation Plan.

In prior fiscal years, we initiated restructuring plans in our Americas and EMEA segments (the “Prior Restructuring Plans”). Under the Prior Restructuring Plans, as of September 30, 2011, we have a remaining liability for employee termination benefits of $1.1 million, which we will pay through fiscal year 2012, and a remaining lease-related restructuring liability of $5.5 million, which we will pay through July 2013. During the three months ended September 30, 2011, we incurred restructuring charges of $0.1 million under the Prior Restructuring Plans.

The following table summarizes restructuring charges, asset impairments and other costs associated with exit and disposal activities for the periods indicated (in thousands):

	Corporate Relocation Plan	Prior Restructuring Plans	Total
Three Months Ended September 30, 2011:
Employee termination benefits	$86	$43	$129
Leases	—	30	30
Other	39	—	39

Total restructuring charges, asset impairments, and other costs associated with exit and disposal activities	$125	$73	$198

Three Months Ended September 30, 2010:
Employee termination benefits	$188	$303	$491
Leases	—	1,224	1,224
Other	775	—	775

Total restructuring charges, asset impairments, and other costs associated with exit and disposal activities	$963	$1,527	$2,490

6. Stockholders’ Equity and Redeemable Noncontrolling Interests

The following table sets forth a reconciliation of stockholders’ equity and redeemable noncontrolling interests for the periods indicated (in thousands):

	Stockholders’ Equity Attributable to Solera Holdings, Inc.
	Common Shares			Retained Earnings	Accumulated Other Comprehensive Income	Total Solera Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests		Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares	Amount
Balance at June 30, 2011	70,795	$587,265		$151,366	$36,413	$775,044	$10,065		$785,109	$94,841
Components of comprehensive income:
Net income attributable to Solera Holdings, Inc. and noncontrolling interests	—	—		31,239	—	31,239	1,285		32,524	1,922
Foreign currency translation adjustments	—	—		—	(34,785)	(34,785)	(673)		(35,458)	(5,782)

Total comprehensive income						(3,546)	612		(2,934)	(3,860)

Stock-based compensation	—	3,606		—	—	3,606	—		3,606	—
Issuance of common shares under stock award plans, net	66	675		—	—	675	—		675	—
Dividends paid on common stock and participating securities	—	—		(7,127)	—	(7,127)	—		(7,127)	—
Sale of shares of majority-owned subsidiary	—	2,037	(1)	—	—	2,037	102	(1)	2,139	—
Revaluation of and additions to noncontrolling interests	—	1,374		(1,149)	—	225	—		225	(225)

Balance at September 30, 2011	70,861	$594,957		$174,329	$1,628	$770,914	$10,779		$781,693	$90,756

	Stockholders’ Equity Attributable to Solera Holdings, Inc.
	Common Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Solera Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares	Amount
Balance at June 30, 2010	70,017	$545,048	$22,550	$(60,583)	$507,015	$5,800	$512,815	$94,431
Components of comprehensive income:
Net income attributable to Solera Holdings, Inc. and noncontrolling interests	—	—	29,124	—	29,124	917	30,041	1,897
Foreign currency translation adjustments	—	—	—	48,265	48,265	503	48,768	11,029
Unrealized gains on derivative instruments, net of tax	—	—	—	2,346	2,346	—	2,346	—

Total comprehensive income					79,735	1,420	81,155	12,926

Stock-based compensation	—	2,069	—	—	2,069	—	2,069	—
Issuance of common shares under stock award plans, net	175	3,501	—	—	3,501	—	3,501	—
Dividends paid on common stock and participating securities	—	—	(5,285)	—	(5,285)	—	(5,285)	—
Revaluation of and additions to noncontrolling interests	—	(142)	—	—	(142)	612	470	(470)

Balance at September 30, 2010	70,192	$550,476	$46,389	$(9,972)	$586,893	$7,832	$594,725	$106,887

(1)	In September 2011, we sold a 2.5% ownership interest in one of our majority-owned subsidiaries for €1.5 million ($2.1 million).

7. Comprehensive Income

Comprehensive income consists of the following for the periods indicated (in thousands):

	Three Months Ended September 30,
	2011	2010
Net income	$34,446	$31,938
Other comprehensive income:
Foreign currency translation adjustments	(41,240)	59,797
Unrealized gains on derivative financial instruments, net of tax	—	2,346

Total comprehensive income	(6,794)	94,081
Comprehensive income attributable to noncontrolling interests	(3,248)	14,346

Comprehensive income attributable to Solera Holdings, Inc.	$(3,546)	$79,735

The majority of our assets and liabilities, including goodwill, intangible assets and long-term debt, are carried in functional currencies other than the U.S. dollar, primarily the Euro, Pound Sterling, and Swiss franc. We translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period for our condensed consolidated statement of income and certain components of stockholders’ equity and the exchange rate at the end of that period for the condensed consolidated balance sheet. These translations resulted in a foreign currency translation adjustment of $(34.8) million during the three months ended September 30, 2011, which was caused by a strengthening in the value of the U.S. dollar versus certain foreign currencies, including the Euro, during the period. Generally, the strengthening of the U.S. dollar during the three months ended September 30, 2011 resulted in decreases to the U.S. dollar value of certain of our assets and liabilities from June 30, 2011 to September 30, 2011, as presented in the accompanying condensed consolidated balance sheets, although the corresponding local currency balances may have increased or remain unchanged.

8. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements Using:
	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value at September 30, 2011:
Cash and cash equivalents	$378,085	$378,085	$—	$—
Restricted cash (1)	2,106	2,106	—	—
Accrued contingent purchase consideration (2)	2,716	—	—	2,716
Redeemable noncontrolling interests (3)	67,694	—	—	67,694
Fair value at June 30, 2011:
Cash and cash equivalents	$371,101	$371,101	$—	$—
Restricted cash (1)	3,246	3,246	—	—
Accrued contingent purchase consideration (2)	1,189	—	—	1,189
Redeemable noncontrolling interests (3)	71,641	—	—	71,641

(1)	Included in other current assets and other noncurrent assets in the accompanying consolidated balance sheet. The restricted cash primarily relates to funds held in escrow for the benefit of customers and facility lease deposits.
(2)	Included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet.
(3)	Does not include the redeemable noncontrolling interest of AUTOonline, which is not measured at fair value on a recurring basis.

Cash and cash equivalents and restricted cash. Our cash and cash equivalents and restricted cash, primarily consist of bank deposits, money market funds and bank certificates of deposit. The fair value of our cash and cash equivalents and restricted cash are determined using quoted market prices for identical assets (Level 1 inputs).

Accrued contingent purchase consideration. We accrue contingent future cash payments related to acquisitions completed after June 30, 2009 at fair value as of the acquisition date and re-measure the payments at fair value at each reporting date. We estimate the fair value of future contingent purchase consideration based on the weighted probabilities of potential future payments that would be earned upon achievement by the acquired business of certain financial performance and product-related targets. We determined such probabilities using information as of the reporting date, including recent financial performance of the acquired businesses (Level 3 inputs). The net increase in accrued contingent purchase consideration during the three months ended September 30, 2011 was primarily due to an increase in our estimate of the consideration to be earned and paid, partially offset by the effect of fluctuations in foreign currency exchange rates.

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

At September 30, 2011 and June 30, 2011, we estimated the fair value of the redeemable noncontrolling interest in one of our majority-owned subsidiaries based on recent stock transactions with the noncontrolling stockholders, a Level 2 input, and a discounted cash flow model, a Level 3 input.

The following table summarizes the activity in redeemable noncontrolling interests which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

	Three Months Ended September 30,
	2011	2010
Balance at beginning of period	$71,641	$81,641
Net income attributable to redeemable noncontrolling interests	1,441	1,503
Change in fair value	(1,374)	(1,555)
Effect of foreign exchange	(4,014)	9,460

Balance at end of period	$67,694	$91,049

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

No assets or liabilities were required to be measured at fair value on a nonrecurring basis during the three months ended September 30, 2011.

Fair Value of Other Financial Instruments

The carrying amounts of certain of our financial instruments, including accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short-term nature. Considering that our senior unsecured notes were issued in June 2011 in an arms-length transaction, we believe the carrying value approximates fair value. The carrying value of our senior secured credit facility approximates fair value due to the facility’s variable interest rate. The estimated fair value of the subordinated note payable issued to the seller in connection with our acquisition of HPI was $21.2 million and $21.5 million at September 30, 2011 and June 30, 2011, respectively, which was determined using a discounted cash flow model.

9. Share-Based Compensation

Share-Based Award Activity

The following table summarizes restricted common shares subject to repurchase, restricted stock unit, and performance share unit activity during the three months ended September 30, 2011:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Nonvested at June 30, 2011	356	$44.21
Granted	152	$57.77
Vested	(45)	$34.13
Forfeited	(8)	$34.53

Nonvested at September 30, 2011	455	$49.91

Each performance share unit represents the right to receive one share of our common stock based on our total stockholder return (“TSR”) and/or the achievement of certain financial performance targets during applicable performance periods. The number of shares reflected in the table above assumes the target number of performance share units will be earned. For the performance share units granted during the three months ended September 30, 2011, approximately 70% of the value of the awards is subject to financial performance targets and approximately 30% of the value of the awards is subject to relative TSR targets.

The following table summarizes stock option activity during the three months ended September 30, 2011:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2011	1,533	$33.78
Granted	420	$58.42
Exercised	(21)	$23.17
Canceled	(12)	$30.30

Outstanding at September 30, 2011	1,920	$39.32	6.0	$25,143

Exercisable at September 30, 2011	572	$29.05	5.7	$12,269

Of the stock options outstanding at September 30, 2011, approximately 1.8 million are vested or expected to vest.

Cash received from the exercise of stock options was $0.5 million during the three months ended September 30, 2011. The intrinsic value of stock options exercised during the three months ended September 30, 2011 and 2010 totaled $0.7 million and $2.6 million, respectively.

Valuation of Share-Based Awards

We utilized the Black-Scholes option pricing model for estimating the grant date fair value of stock options with the following assumptions:

	Risk-Free Interest Rate	Expected Term (in years)	Weighted Average Expected Stock Price Volatility	Expected Dividend Yield	Weighted Average Per Share Grant Date Fair Value
Three Months Ended September 30, 2011	1.1%	4.6	33%	0.7%	$16.15
Three Months Ended September 30, 2010	1.4%	4.6	33%	0.8%	$10.95

We based the risk-free interest rates on the implied yield available on U.S. Treasury constant maturities in effect at the time of the grant with remaining terms equivalent to the respective expected terms of the options. Because we have a limited history of stock option exercises, we calculated the expected award life as the average of the contractual term and the vesting period. We determined the expected volatility based on a combination of implied market volatilities, our historical stock price volatility and other factors. The dividend yield is based on our quarterly dividend of $0.10 and $0.075 per share declared and paid during the three months ended September 30, 2011 and 2010, respectively.

The weighted average grant date fair value of restricted stock units and performance share units granted during the three months ended September 30, 2011 and 2010, excluding performance share units that are earned based on our relative TSR, was $57.77 and $39.43, respectively, determined based on the market price of our common stock on the date of grant, which approximates the intrinsic value.

To estimate the grant date fair value of performance share units that are earned based on our relative TSR, we utilized a Monte-Carlo simulation model which simulates a range of our possible future stock prices and certain peer companies and assumes that the performance share units will be earned at target. Based on the Monte-Carlo simulation model, the grant date fair value of performance share units granted during the three months ended September 30, 2011 that are earned based on our relative TSR was $54.61 per share.

Share-Based Compensation Expense

Share-based compensation expense, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income, was $3.6 million and $2.1 million for the three months ended September 30, 2011 and 2010, respectively. At September 30, 2011, the estimated total remaining unamortized share-based compensation expense, net of forfeitures, was $37.3 million, which we expect to recognize over a weighted-average period of 3.1 years.

10. Defined Benefit Pension Plans

Our foreign subsidiaries sponsor various defined benefit pension plans and individual defined benefit arrangements covering certain eligible employees. We base the benefits under these pension plans on years of service and compensation levels. Funding is limited to statutory requirements.

The components of net pension expense were as follows for the periods indicated (in thousands):

	Three Months Ended September 30,
	2011	2010
Service cost — benefits earned during the period	$1,064	$757
Interest cost on projected benefits	964	880
Expected return on plan assets	(678)	(608)
Amortization of gain	25	—

Net pension expense	$1,375	$1,029

11. Provision For Income Taxes

We recorded an income tax provision of $13.3 million and $8.6 million for the three months ended September 30, 2011 and 2010, respectively. The expected tax provision derived from applying the U.S. federal statutory rate to our income before income tax provision for the three months ended September 30, 2011 differed from our recorded income tax provision primarily due to higher earnings in jurisdictions with lower income tax rates which are indefinitely reinvested.

Gross unrecognized tax benefits as of September 30, 2011 and June 30, 2011 were $6.5 million and $6.2 million, respectively. No significant interest and penalties have been accrued during fiscal year 2011. Pursuant to the terms of the acquisition agreements, the sellers in our business combinations have indemnified us for all tax liabilities related to the pre-acquisition periods. We are liable for any tax assessments for the post-acquisition periods for our U.S. and foreign jurisdictions. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next twelve months.

12. Segment and Geographic Information

We have aggregated our operating segments into two reportable segments: EMEA and Americas. In the first quarter of fiscal year 2012, we announced the formation of the Netherlands, Germany, Austria and Switzerland (“NGAS”) Region to leverage the operational and technological achievements and investments we made in the Highly Established Markets Initiative (“HEMI”) Region across our markets.

As a result of the creation of the NGAS Region, we transferred our Netherlands operating segment from our Americas reportable segment to our EMEA reportable segment in the first quarter of fiscal year 2012. Accordingly, our EMEA reportable segment encompasses our operations in Europe, the Middle East, Africa, Asia and Australia, while our Americas reportable segment encompasses our operations in North, Central and South America. All prior period segment information has been restated to conform to the current presentation.

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

(in thousands)	EMEA	Americas	Corporate	Total
Three Months Ended September 30, 2011:
Revenues	$118,556	$80,137	$—	$198,693
Income (loss) before provision for income taxes	44,938	28,639	(25,879)	47,698
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	13,066	12,942	—	26,008
Interest expense	381	12	11,901	12,294
Other (income) expense, net	(207)	159	103	55
Total assets at end of period	1,158,470	798,875	149,770	2,107,115
Capital expenditures	7,485	2,082	—	9,567
Three Months Ended September 30, 2010:
Revenues	$103,985	$54,923	$—	$158,908
Income (loss) before provision for income taxes	36,407	19,931	(15,798)	40,540
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	13,402	6,150	—	19,552
Interest expense	357	13	6,949	7,319
Other (income) expense, net	(279)	(244)	(152)	(675)
Total assets at end of period	1,187,113	267,694	45,370	1,500,177
Capital expenditures	2,371	1,057	—	3,428

Geographic revenue information is based on the location of the customer and was as follows for the periods presented (in thousands):

	Europe *	United States	United Kingdom	Germany	All Other	Total
Three Months Ended September 30, 2011	$67,443	$57,294	$25,287	$22,341	$26,328	$198,693
Three Months Ended September 30, 2010	58,436	35,459	23,898	18,709	22,406	158,908

*	Excludes the United Kingdom and Germany.

13. Subsequent Events

On November 3, 2011, we announced that the Audit Committee of our Board of Directors approved the payment of a quarterly cash dividend of $0.10 per outstanding share of common stock and per outstanding restricted stock unit. The Audit Committee also approved a quarterly stock dividend equivalent of $0.10 per outstanding restricted stock unit granted to certain of our executive officers during fiscal years 2011 and 2012 in lieu of the cash dividend, which dividend equivalent will be paid to the restricted stock unit holders as the restricted stock unit vests. The dividends are payable on December 5, 2011 to stockholders and restricted stock unit holders of record at the close of business on November 17, 2011.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE

SECURITIES LITIGATION REFORM ACT OF 1995

This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are identified by the use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies and include, but are not limited to, statements about: benefits of our Corporate Relocation Plan; increase in customer demand for our software and services; growth rates for the automobile insurance claims industry; growth rates for vehicle purchases and car parcs; customer adoption rates for automated claims processing software and services; increases in customer spending on automated claims processing software and services; efficiencies resulting from automated claims processing; performance and benefits of our products and services; development or acquisition of claims processing products and services in areas other than automobile insurance; our relationship with insurance company customers as they continue global expansion; revenue growth resulting from the launch of new software and services; improvements in operating margins resulting from operational efficiency initiatives; increased utilization of our software and services resulting from increased severity; our expectations regarding the growth rates for vehicle insurance; changes in the amount of our existing unrecognized tax benefits; our revenue mix; our income taxes; restructuring plans, potential restructuring charges and their impact on our revenues; our operating expense growth and operating expenses as a percentage of our revenues; stability of our development and programming costs; growth of our selling, general and administrative expenses; increase in total depreciation and amortization expense; increase in interest expense and possible impact of future foreign currency fluctuations; growth of our acquisition and related costs; our ability to realize our U.S. deferred tax assets during the respective carryforward and reversal periods; our use of cash and liquidity position going forward; cash needs to service our debt; and our ability to grow in all types of markets.

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

The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2011 filed with the SEC on August 29, 2011. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

All percentage amounts and ratios were calculated using the underlying data in whole dollars and may reflect rounding adjustments. Operating results for the three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for any future period. We describe the effects on our results that are attributed to the change in foreign currency exchange rates by measuring the incremental difference between translating the current and prior period results at the monthly average rates for the same period from the prior year.

Overview of the Business

We are the leading global provider of software and services to the automobile insurance claims processing industry. At the core of our software and services are our proprietary databases, each of which has been adapted to our local markets. We also provide products and services that complement our insurance claims processing software and services and extend beyond our core offerings. These products and services include used vehicle validation, fraud detection software and services, disposition of salvage vehicles and data and analytics services used by automotive property and casualty insurers in the U.S. Our automobile insurance claims processing customers include insurance companies, collision repair facilities, independent assessors and automotive recyclers. We help our customers:

•	estimate the costs to repair damaged vehicles and determine pre-collision fair market values for damaged vehicles for which the repair costs exceed the vehicles’ value;

•	automate and outsource steps of the claims process that insurance companies have historically performed internally; and

•	improve their ability to monitor and manage their businesses through data reporting and analysis.

We serve over 75,000 customers and are active in nearly 60 countries across six continents with approximately 2,300 employees. Our customers include more than 1,500 automobile insurance companies, 36,500 collision repair facilities, 7,000 independent assessors and 30,000 automotive recyclers, auto dealers and others. We derive revenues from many of the world’s largest automobile insurance companies, including the ten largest automobile insurance companies in Europe and nine of the ten largest automobile insurance companies in North America.

At the core of our software and services are our proprietary databases, which are localized to each geographical market we serve. Our insurance claims processing software and services are typically integrated into our customers’ systems, operations and processes, making it costly and time consuming to switch to another provider. This customer integration, along with our long-standing customer relationships, has contributed to our successful customer retention rate.

Segments

We have aggregated our operating segments into two reportable segments: EMEA and Americas. In the first quarter of fiscal year 2012, we announced the formation of the Netherlands, Germany, Austria and Switzerland (“NGAS”) Region to leverage the operational and technological achievements and investments we made in the Highly Established Markets Initiative (“HEMI”) Region across our markets. As a result of the creation of the NGAS Region, we transferred our Netherlands operating segment from our Americas reportable segment to our EMEA reportable segment in the first quarter of fiscal year 2012. Accordingly, our EMEA reportable segment encompasses our operations in Europe, the Middle East, Africa, Asia and Australia, while our Americas reportable segment encompasses our operations in North, Central and South America. All prior period segment information has been restated to conform to the current presentation.

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

The table below sets forth our revenues by reportable segment and as a percentage of our total revenues for the periods indicated (dollars in millions):

	Three Months Ended September 30,
	2011		2010
EMEA	$118.6	59.7%	$104.0	65.4%
Americas	80.1	40.3	54.9	34.6

Total	$198.7	100.0%	$158.9	100.0%

The increase in the revenues of our Americas reportable segment is primarily due to revenue contributions from Explore, acquired in June 2011.

Set forth below is our revenues from each of our principal customer categories and as a percentage of revenues for the periods indicated (dollars in millions):

	Three Months Ended September 30,
	2011		2010
Insurance companies	$90.1	45.4%	$64.1	40.3%
Collision repair facilities	64.6	32.5	55.7	35.0
Independent assessors	19.2	9.7	16.6	10.5
Automotive recyclers and others	24.8	12.4	22.5	14.2

Total	$198.7	100.0%	$158.9	100.0%

The increase in the revenues from insurance companies is primarily due to revenue contributions from Explore, acquired in June 2011.

During the three months ended September 30, 2011, the United States, the United Kingdom and Germany were the only countries that individually represented more than 10% of total revenues.

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

Depreciation and amortization

Depreciation includes depreciation attributable to buildings, leasehold improvements, data processing and computer equipment, furniture and fixtures. Amortization includes amortization attributable to software purchases and software developed or obtained for internal use and intangible assets acquired in business combinations, particularly our acquisition of the Claims Services Group from Automated Data Processing, Inc. in 2006 (the “CSG Acquisition”) and our acquisition of Explore.

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

Foreign currency. During the three months ended September 30, 2011 and 2010, we generated approximately 71% and 78%, respectively, of our revenues and incurred a majority of our costs, in currencies other than the U.S. dollar, primarily the Euro. We translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period for our statement of income and certain components of stockholders’ equity and the exchange rate at the end of that period for the balance sheet. These translations resulted in a net foreign currency translation adjustment of $(34.8) million and $48.3 million for the three months ended September 30, 2011 and 2010, respectively, which are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains (losses) recognized in our consolidated statements of income were $(0.1) million and $0.3 million during the three months ended September 30, 2011 and 2010, respectively.

Exchange rates between most of the major foreign currencies we use to transact our business and the U.S. dollar have fluctuated significantly over the last few years and we expect that they will continue to fluctuate during fiscal year 2012. The majority of our revenues and costs are denominated in Euros, Pound Sterling, Swiss francs, Canadian dollars and other international currencies. The following table provides the average quarterly exchange rates for the Euro and Pound Sterling since the beginning of fiscal year 2011:

Period	Average Euro-to- U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2010	$1.29	$1.55
Quarter ended December 31, 2010	1.36	1.58
Quarter ended March 31, 2011	1.37	1.60
Quarter ended June 30, 2011	1.44	1.63
Quarter ended September 30, 2011	1.42	1.61

During the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, the U.S. dollar weakened against most major foreign currencies we use to transact our business. The average U.S. dollar weakened versus the Euro by 9.7% and the Pound Sterling by 4.0%, which increased our revenues and expenses for the three months ended September 30, 2011. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in an increase or decrease, as the case may be, to our revenues of $7.1 million during the three months ended September 30, 2011.

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

•

Sales of new and used vehicles. According to industry sources, new vehicle sales fell in 2008, 2009 and 2010 in markets wherein automobile insurance is generally government-mandated and claims processing is automated (“advanced markets”). Sales in these markets are projected to grow at a 1% compound annual growth rate through 2020. At the same time, in other markets, sales continued to grow from 2008 through 2010, and are projected to grow at a 5.8% compound annual growth rate through 2020. Fewer new light vehicle sales can result in fewer insured vehicles on the road and fewer automobile accidents, which can reduce the transaction-based fees that we generate.

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

Share-based compensation expense. We incurred pre-tax, non-cash share-based compensation charges of $3.6 million and $2.1 million during the three months ended September 30, 2011 and 2010, respectively. We expect to recognize additional pre-tax, non-cash share-based compensation charges related to share-based awards outstanding at September 30, 2011 of approximately $37.3 million ratably over the remaining weighted-average vesting period of 3.1 years.

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

Results of Operations

Our results of operations include the results of operations of acquired companies from the date of the respective acquisitions.

The table below sets forth statement of income data, including the amount and percentage changes for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Change
	2011	2010	$	%
Revenues	$198,693	$158,908	$39,785	25.0%
Cost of revenues:
Operating expenses	43,618	31,141	12,477	40.1
Systems development and programming costs	19,045	15,512	3,533	22.8

Total cost of revenues (excluding depreciation and amortization)	62,663	46,653	16,010	34.3
Selling, general and administrative expenses	48,421	41,826	6,595	15.8
Depreciation and amortization	26,008	19,552	6,456	33.0
Restructuring charges, asset impairments and other costs associated with exit and disposal activities	198	2,490	(2,292)	(92.1)
Acquisition and related costs	1,356	1,203	153	12.7
Interest expense	12,294	7,319	4,975	68.0
Other (income) expense, net	55	(675)	730	(108.2)

Income before provision for income taxes	47,698	40,540	7,158	17.7
Income tax provision	13,252	8,602	4,650	54.1

Net income	34,446	31,938	2,508	7.9
Less: Net income attributable to noncontrolling interests	3,207	2,814	393	14.0

Net income attributable to Solera Holdings, Inc.	$31,239	$29,124	$2,115	7.3%

The table below sets forth our statement of income data expressed as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,
	2011	2010
Revenues	100.0%	100.0%
Cost of revenues:
Operating expenses	22.0	19.6
Systems development and programming costs	9.6	9.8

Total cost of revenues (excluding depreciation and amortization)	31.5	29.4
Selling, general & administrative expenses	24.4	26.3
Depreciation and amortization	13.1	12.3
Restructuring charges, asset impairments and other costs associated with exit and disposal activities	0.1	1.6
Acquisition and related costs	0.7	0.8
Interest expense	6.2	4.6
Other (income) expense, net	0.0	(0.4)

Income before provision for income taxes	24.0	25.5
Income tax provision	6.7	5.4

Net income	17.3	20.1
Less: Net income attributable to noncontrolling interests	1.6	1.8

Net income attributable to Solera Holdings, Inc.	15.7%	18.3%

Revenues

During the three months ended September 30, 2011, revenues increased $39.8 million, or 25.0%, and include revenues from Explore of $21.2 million. After adjusting for changes in foreign currency exchange rates and excluding revenues from Explore, revenues increased $8.2 million, or 5.1%, during the three months ended September 30, 2011 resulting from growth in transaction and subscription revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

Our EMEA revenues increased $14.6 million, or 14.0%, to $118.6 million. After adjusting for changes in foreign currency exchange rates, EMEA revenues increased $5.6 million, or 5.3%, during the three months ended September 30, 2011 resulting from transaction and subscription revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

Our Americas revenues increased $25.2 million, or 45.9%, to $80.1 million and include revenues from Explore of $21.2 million. After adjusting for changes in foreign currency exchange rates and excluding revenues from Explore, Americas revenues increased $2.6 million, or 4.8%, during the three months ended September 30, 2011 resulting from growth in transaction and subscription revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

Revenue growth for each of our customer categories was as follows:

	Three Months Ended September 30, 2011
Dollars in millions	Revenue Growth	Percentage Change
Insurance companies	$26.0	40.6%
Collision repair facilities	8.9	16.0
Independent assessors	2.6	15.8
Automotive recyclers and other	2.3	9.8

Total	$39.8	25.0%

Revenue growth for each of our customer categories after adjusting for changes in foreign currency exchange rates was as follows:

	Three Months Ended September 30, 2011
Dollars in millions	Revenue Growth	Percentage Change
Insurance companies	$22.0	34.4%
Collision repair facilities	5.2	9.3
Independent assessors	1.0	6.1
Automotive recyclers and other	1.2	5.3

Total	$29.4	18.5%

The increase in the revenues from insurance companies is primarily due to revenue contributions from Explore, acquired in June 2011.

Operating expenses

During the three months ended September 30, 2011, operating expenses increased $12.5 million, or 40.1%, and include operating expenses from Explore of $9.4 million. After adjusting for changes in foreign currency exchange rates and excluding operating expenses of Explore, operating expenses increased $0.5 million, or 1.5%, during the three months ended September 30, 2011 primarily due to increased third party license fees in our EMEA segment.

Our EMEA operating expenses increased $3.2 million, or 15.9%. After adjusting for changes in foreign currency exchange rates, EMEA operating expenses increased $0.8 million, or 3.9%, during the three months ended September 30, 2011 primarily due to increased revenue which caused increases in third party license fees of $0.5 million and equipment expenses of $0.3 million.

Our Americas operating expenses increased $9.3 million, or 84.3%, and include operating expenses from Explore of $9.4 million. After adjusting for changes in foreign currency exchange rates and excluding the operating expenses of Explore, Americas operating expenses decreased $0.3 million, or 2.3%, during the three months ended September 30, 2011 due principally to cost savings initiatives implemented in fiscal year 2011.

Systems development and programming costs

During the three months ended September 30, 2011, systems development and programming costs (“SD&P”) increased $3.5 million, or 22.8%, and include SD&P from Explore of $0.7 million. After adjusting for changes in foreign currency exchange rates and excluding SD&P of Explore, SD&P increased $1.1 million, or 7.2%, during the three months ended September 30, 2011 primarily due to increases in personnel expenses in our EMEA segment.

Our EMEA SD&P increased $3.1 million, or 31.1%. After adjusting for changes in foreign currency exchange rates, EMEA SD&P increased $1.4 million, or 13.8%, during the three months ended September 30, 2011 primarily due to an increase in personnel costs of $1.1 million and external development costs of $0.3 million related to geographic expansion.

Our Americas SD&P increased $0.4 million, or 7.5%, and include SD&P from Explore of $0.7 million. After adjusting for changes in foreign currency exchange rates and excluding SD&P of Explore, Americas SD&P decreased $0.3 million, or 5.0%, during the three months ended September 30, 2011 primarily due to cost savings initiatives implemented in fiscal year 2011.

Selling, general and administrative expenses

During the three months ended September 30, 2011, selling, general and administrative expenses (“SG&A”) increased $6.6 million, or 15.8%, and include SG&A from Explore of $1.0 million. After adjusting for changes in foreign currency exchange rates and excluding SG&A of Explore, SG&A increased $3.1 million, or 7.4%, primarily due to a $1.5 million increase in stock-based compensation expense, a $1.1 million increase in personnel, facilities, and administrative expenses resulting from the expansion of our corporate function, and a $0.5 million increase in corporate audit and tax-related professional fees.

Notwithstanding the impact of fluctuations in the value of the U.S. dollar versus certain foreign currencies in which we transact business, we expect SG&A to continue to increase in the future in absolute dollars as we continue to expand our business into new markets, incur costs related to acquisitions and continue to incur costs associated with being a public company.

Depreciation and amortization

During the three months ended September 30, 2011, depreciation and amortization increased by $6.5 million, or 33.0%, and include depreciation and amortization contributions from Explore of $7.1 million. After adjusting for changes in foreign currency exchange rates and excluding depreciation and amortization of Explore, depreciation and amortization decreased $2.4 million, or 12.1%, for the three months ended September 30, 2011 primarily due to the continued decrease in amortization expense related to the intangible assets acquired in the CSG Acquisition since these intangible assets are being amortized on an accelerated basis.

We generally amortize intangible assets on an accelerated basis to reflect the pattern in which the economic benefits of the intangible assets are realized. Notwithstanding the impact of fluctuations in the value of the U.S. dollar versus certain foreign currencies in which we transact business, we anticipate that our annual depreciation and amortization expense will increase in fiscal year 2012, as compared to fiscal year 2011, as a result of the amortization of the intangible assets acquired in our acquisition of Explore.

Restructuring charges, asset impairments and other costs associated with exit and disposal activities

During the three months ended September 30, 2011 and 2010, we incurred restructuring charges, asset impairments and other costs associated with exit and disposal activities of $0.2 million and $2.5 million, respectively. The restructuring charges, asset impairments and other costs associated with exit and disposal activities incurred in the three months ended September 30, 2011 consist primarily of charges related to the relocation of our corporate headquarters and global executive team to the Dallas-Fort Worth, Texas metroplex.

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

Acquisition and related costs

During the three months ended September 30, 2011 and 2010, we incurred acquisition and related costs of $1.4 million and $1.2 million, respectively. Acquisition and related costs incurred in the three months ended September 30, 2011 and 2010 primarily consists of contingent purchase consideration that is deemed compensatory in nature.

We expect to incur additional acquisition and related costs in future years related to compensatory contingent purchase consideration from completed acquisitions and as we continue to pursue potential business combinations and asset acquisitions as part of our plan to grow our business.

Interest expense

During the three months ended September 30, 2011, interest expense increased $5.0 million due primarily to accrued interest expense related to the Senior Notes issued in June 2011, partially offset by a decrease in interest expense resulting from the expiration of our interest rate swaps in June 2011.

Notwithstanding fluctuations in the value of the U.S. dollar versus the Euro, we expect that our annual interest expense will increase in fiscal year 2012, as compared to fiscal year 2011, as a result of the interest on the Senior Notes.

Other (income) expense, net

During the three months ended September 30, 2011, other (income) expense, net increased by $0.7 million primarily due to net foreign currency transaction losses on transactions denominated in a currency other than the functional currency of the local company.

Income tax provision

During the three months ended September 30, 2011 and 2010, we recorded an income tax provision of $13.3 million and $8.6 million, respectively, which resulted in an effective tax rate of 27.8% and 21.2%, respectively. The increase in the effective tax rate during the three months ended September 30, 2011 was primarily attributable to discrete tax benefits during the three months ended September 30, 2010 related to changes in tax rates in certain foreign jurisdictions and the release of a portion of the foreign valuation allowance.

Factors that impact our income tax provision include, but are not limited to, the mix of jurisdictional earnings, establishment of valuation allowances in certain jurisdictions, and varying jurisdictional income tax rates. Future changes in tax laws or tax rulings may have a significantly adverse impact on our effective tax rate.

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

In June 2011, we issued the Senior Notes in the aggregate principal amount of $450.0 million, resulting in net proceeds of $444.3 million. The Senior Notes accrue interest at 6.75% per annum, payable semi-annually, and become due and payable in full on June 15, 2018.

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

The Senior Notes contain certain covenants including, among others, restrictions related to dividends, distributions, repurchases of equity, prepayments of debt or additional indebtedness, investments, liens on assets, mergers with another company, dispositions of assets, and transactions with affiliates. We are in compliance with the specified financial covenants of the Senior Notes at September 30, 2011.

In May 2007, we entered into an amended and restated senior secured credit facility, which provides us with the following borrowing commitments: a $50.0 million revolving credit facility that expires on April 13, 2012; a $230.0 million U.S. term loan; and a €280.0 million European term loan. As of September 30, 2011, we had $211.5 million and $343.3 million (€252.5 million) in outstanding loans under the U.S. term loan and European term loan, respectively, with interest rates of 2.1% and 3.3%, respectively. The U.S. term loan and European term loan mature in May 2014. No borrowings were outstanding under the revolving credit facility at September 30, 2011.

The amended and restated senior secured credit facility contains a leverage ratio, which is applicable only if specified minimum borrowings are outstanding during a quarter. In addition, the amended and restated senior secured credit facility contains covenants restricting us from undertaking specified corporate actions, including but not limited to asset dispositions, acquisitions, payment of dividends and other specified payments, changes of control, incurrence of indebtedness, capital expenditures, creation of liens, making loans and investments and transactions with affiliates. We are in compliance with the specified financial covenants of the amended and restated senior secured credit facility at September 30, 2011.

Pursuant to agreements entered into prior to the CSG Acquisition, the noncontrolling stockholders of certain of our majority-owned subsidiaries have the right to require us to redeem their shares at the then fair market value. We do not have any indication that the exercise of the redemption rights is probable within the next twelve months. Further, we do not believe the occurrence of conditions precedent to the exercise of certain of these redemption rights is probable within the next twelve months. If the stockholders exercised their redemption rights, we believe that we have sufficient liquidity to fund such redemptions but such redemptions may require a waiver under our senior secured credit facility. Obtaining such a waiver would be subject to conditions prevalent in the capital markets at that time, and could involve changes to the terms of our senior secured credit facility, including changes that could result in our incurring additional interest expense. If we were not able to obtain such a waiver, we could be in breach of our senior secured credit facility or in breach of our agreements with the noncontrolling stockholders.

The remaining 14% noncontrolling ownership interest in our majority-owned AUTOonline subsidiary is subject to a put-call option. We will purchase approximately 7% of the noncontrolling ownership interest in AUTOonline in the second quarter of fiscal year 2012 for €7.2 million. The put-call option on the remaining noncontrolling ownership interest may be exercised by any party beginning in fiscal year 2013 at a redemption value equal to ten times AUTOonline’s consolidated EBITDA for the fiscal year ended prior to the exercise date, subject to adjustment under certain circumstances.

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

On September 20, 2011, we paid a quarterly cash dividend with a value of $0.10 per outstanding share of common stock and per outstanding restricted stock unit to our stockholders and restricted stock unit holders of record on September 8, 2011. The aggregate dividend payment for the three months ended September 30, 2011 was $7.1 million. On November 3, 2011, we announced that the Audit Committee of our Board of Directors approved the payment of a quarterly cash dividend of $0.10 per outstanding share of common stock and per outstanding restricted stock unit. The Audit Committee of our Board of Directors also approved a quarterly stock dividend equivalent of $0.10 per outstanding restricted stock unit granted to certain of our executive officers during fiscal years 2011 and 2012 in lieu of the cash dividend, which dividend equivalent will be paid to the restricted stock unit holders as the restricted stock unit vests. The dividends are payable on December 5, 2011 to stockholders and restricted stock unit holders of record at the close of business on November 17, 2011. Any determination to pay dividends in future periods will be at the discretion of our Board of Directors. The indenture governing the Senior Notes and our amended and restated senior secured credit facility include restrictions on our ability to pay dividends on our common stock.

As of September 30, 2011 and June 30, 2011, we had cash and cash equivalents of $378.1 million and $371.1 million, respectively. We believe that our existing cash on hand and cash flow from operations will be sufficient to fund currently anticipated working capital, capital spending and debt service requirements, as well as acquisition and strategic opportunities currently under review, for at least the next twelve months. Our acquisition of assets from Inventory Technology Systems, Inc. closed in October 2011 and was funded with existing cash on hand, and we currently do not have any pending agreements with respect to any acquisition or strategic opportunity. We regularly review acquisition and other strategic opportunities, which may require additional debt or equity financing. If we raise additional funds by issuing equity securities, further dilution to our then-existing stockholders may result. Additional debt financing may include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any equity or debt financing may contain terms, such as liquidation and other preferences that are not favorable to us or our stockholders.

At September 30, 2011, our total current and long-term debt obligations were $1.0 billion, consisting of $450.0 million related to the Senior Notes due in June 2018, $554.8 million related to the amended and restated senior secured credit facility due in May 2014, and $17.6 million related to the subordinated note payable to the sellers of HPI due in December 2011. The subordinated note payable to the sellers of HPI will be paid with existing cash on hand. Our management believes that our cash is best utilized by investing in the future growth of our business, either through penetration of new geographic markets or acquisitions and other strategic opportunities. Accordingly, we intend to pursue the refinancing of our amended and restated senior secured credit facility to, among other things, create additional operational flexibility given the size of our company today versus 2006 (when the credit facility was put in place) and to extend the maturity date. We do not currently intend to redeem the Senior Notes prior to the June 2018 maturity date.

The following summarizes our primary sources and uses of cash in the periods presented (in millions):

	Three Months Ended September 30,
	2011	2010	Change
Operating activities	$50.2	$47.0	$3.2
Investing activities	(16.6)	(18.9)	2.3
Financing activities	(9.0)	(3.9)	(5.1)

Operating activities. The $3.2 million increase in cash provided by operating activities was primarily the result of an increase in net income, after considering non-cash adjustments, of $10.9 million and by changes in working capital.

Investing activities. The $2.3 million decrease in cash used in investing activities was primarily attributable to purchases of short-term investments of $18.0 million in the prior year period, offset by an increase in acquisitions of and investments in businesses of $8.7 million, an increase in capital expenditures of $5.0 million (net of proceeds from sales of property and equipment), and the change in restricted cash of $2.2 million.

Financing activities. The $5.1 million increase in cash used in financing activities was primarily attributable to a $3.0 million decrease in proceeds from our employee stock purchase plan and exercises of stock options and a $1.8 million increase in dividends paid on common shares and participating securities.

Off-Balance Sheet Arrangements and Related Party Transactions

As of September 30, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Certain minority stockholders of our international subsidiaries are also commercial purchasers and users of our software and services. Revenue transactions with all of the individual minority stockholders in the aggregate were less than 10% of our consolidated revenue for the three months ended September 30, 2011 and 2010, and aggregate accounts receivable from the minority stockholders represent less than 10% of consolidated accounts receivable at September 30, 2011 and June 30, 2011.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in our consolidated financial statements. On an ongoing basis, we evaluate estimates. We base our estimates on historical experiences and assumptions which we believe to be reasonable under the circumstances. These estimates form the basis for our judgments that affect the amounts reported in the consolidated financial statements. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 to our audited consolidated financial statements for the year ended June 30, 2011 and our critical accounting policies are more fully described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each of which are included in our Annual Report on Form 10-K for the year ended June 30, 2011 filed with the SEC on August 29, 2011. There were no significant changes in our critical accounting policies and estimates during the three months ended September 30, 2011.

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

Exchange rates between most of the major foreign currencies we use to transact our business and the U.S. dollar have fluctuated significantly over the last few years and we expect that they will continue to fluctuate. The majority of our revenues and costs are denominated in Euros, Pound Sterling, Swiss francs, Canadian dollars and other foreign currencies. The following table provides the average quarterly exchange rates for the Euro and Pound Sterling since the beginning of fiscal year 2011:

Period	Average Euro-to- U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2010	$1.29	$1.55
Quarter ended December 31, 2010	1.36	1.58
Quarter ended March 31, 2011	1.37	1.60
Quarter ended June 30, 2011	1.44	1.63
Quarter ended September 30, 2011	1.42	1.61

During the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, the U.S. dollar weakened against most major foreign currencies we use to transact our business. The average U.S. dollar weakened versus the Euro by 9.7% and the Pound Sterling by 4.0%, which increased our revenues and expenses for the three months ended September 30, 2011. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in an increase or decrease, as the case may be, to our revenues of $7.1 million during the three months ended September 30, 2011.

Interest Rate Risk

We are exposed to interest rate risks primarily through variable interest rate borrowings under our amended and restated senior secured credit facility. Our weighted-average borrowings outstanding under our amended and restated senior secured credit facility during the three months ended September 30, 2011 were $556.2 million. The weighted average interest rate on our term loans during the three months ended September 30, 2011 was 2.8%. A hypothetical 1% increase or decrease in interest rates would have resulted in an approximately $1.4 million change to our interest expense for the three months ended September 30, 2011.

ITEM 4.	CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures and, based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

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

We derive a substantial portion of our revenues from sales to large insurance companies and collision repair facilities that have relationships with these insurance companies. During the three months ended September 30, 2011, we derived 12.7% of our revenues from our ten largest insurance company customers. The largest three of these customers accounted for 2.0%, 2.0%, and 1.6%, respectively, of our revenues during the three months ended September 30, 2011. A loss of one or more of these customers would result in a significant decrease in our revenues, including the business generated by collision repair facilities associated with those customers. Furthermore, many of our arrangements with European customers are terminable by them on short notice or at any time. In addition, disputes with customers may lead to delays in payments to us, terminations of agreements or litigation. Additional terminations or non-renewals of customer contracts or reductions in business from our large customers would harm our business, financial condition and results of operations.

Our industry is highly competitive, and our failure to compete effectively could result in a loss of customers and market share, which could harm our revenues and operating results.

The markets for our automobile insurance claims processing software and services are highly competitive. In the U.S., our principal competitors are CCC Information Services Group Inc. and Mitchell International Inc. In Europe, our principal competitors are EurotaxGlass’s Group, DAT, GmbH and GT Motive Einsa Group. We also encounter regional or country-specific competition in the markets for automobile insurance claims processing software and services and our other products and services. For example Experian® is our principal competitor in the United Kingdom in the vehicle validation market, car.tv is our principal competitor in Germany in the online salvage vehicle disposition market and, as a result of our acquisition of Explore, ChoicePoint is our principal competitor in the U.S. in the automobile re-underwriting solutions market. If one or more of our competitors develop software or services that are superior to ours or are more effective in marketing their software or services, our market share could decrease, thereby reducing our revenues. In addition, if one or more of our competitors retain existing or attract new customers for which we have developed new software or services, we may not realize expected revenues from these new offerings, thereby reducing our profitability.

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

We derive most of our revenues, and incur most of our costs, including a portion of our debt service costs, in currencies other than the U.S. dollar, mainly the Euro. In our historical financial statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period for our consolidated statement of income and certain components of stockholders’ equity or the exchange rate at the end of that period for the consolidated balance sheet. These translations resulted in a net foreign currency translation adjustment of $(34.8) million and $48.3 million for the three months ended September 30, 2011 and 2010, respectively. Ongoing global economic conditions have impacted currency exchange rates.

Exchange rates between most of the major foreign currencies we use to transact our business and the U.S. dollar have fluctuated significantly over the last few years and we expect that they will continue to fluctuate. The majority of our revenues and costs are denominated in Euros, Pound Sterling, Swiss francs, Canadian dollars and other foreign currencies. The following table provides the average quarterly exchange rates for the Euro and Pound Sterling since the beginning of fiscal year 2011:

Period	Average Euro-to- U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2010	$1.29	$1.55
Quarter ended December 31, 2010	1.36	1.58
Quarter ended March 31, 2011	1.37	1.60
Quarter ended June 30, 2011	1.44	1.63
Quarter ended September 30, 2011	1.42	1.61

During the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, the U.S. dollar weakened against most major foreign currencies we use to transact our business. The average U.S. dollar weakened versus the Euro by 9.7% and the Pound Sterling by 4.0%, which increased our revenues and expenses for the three months ended September 30, 2011. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in an increase or decrease, as the case may be, to our revenues of $7.1 million during the three months ended September 30, 2011.

We currently do not hedge our exposure to foreign currency risks. During the three months ended September 30, 2011 and 2010, we recognized net foreign currency transaction gains (losses) in our consolidated statements of operations of $(0.1) million and $0.3 million, respectively.

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

•

Sales of New and Used Vehicles: According to industry sources, new vehicle sales fell in 2008, 2009 and 2010 in markets wherein automobile insurance is generally government-mandated and claims processing is automated (“advanced markets”). Sales in these markets are projected to grow at a 1% compound annual growth rate through 2020. At the same time, sales in other markets continued to grow through the period from 2008 through 2010 and are projected to grow at a 5.8% compound annual growth rate through 2020. Fewer new light vehicle sales can result in fewer insured vehicles on the road and fewer automobile accidents, which can reduce the transaction-based fees that we generate.

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

While we believe that results from operating in certain of our markets have shown signs of economic improvement since the end of fiscal year 2010, many of our markets around the world continue to experience or have recently experienced volatility. Accordingly, we cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide or in particular economic markets. These and other economic factors could have a material adverse effect on demand for or utilization of our products and on our financial condition and operating results.

We may engage in acquisitions, joint ventures, dispositions or similar transactions that could disrupt our operations, cause us to incur substantial expenses, result in dilution to our stockholders and harm our business or results of operations.

Our growth is dependent upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. We have addressed and will continue to address the need to introduce new products both through internal development and through acquisitions of other companies and technologies that would complement or extend our business or enhance our technological capability. In fiscal year 2011, we acquired two businesses, including Explore. The acquisition of Explore is our largest acquisition to date. In fiscal year 2012 to date, we have acquired one business and substantially all of the assets of another business.

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

We also may experience variations in our earnings due to other factors beyond our control, such as:

•	the introduction of new software or services by our competitors;

•	customer acceptance of new software or services;

•	the volume of usage of our offerings by existing customers;

•	variations of vehicle accident rates due to factors such as changes in fuel prices, number of miles driven or new vehicle purchases and their impact on vehicle usage;

•	competitive conditions, or changes in competitive conditions, in our industry generally;

•	prolonged system failures during which time customers cannot submit or process transactions; or

•	prolonged interruptions in our access to third-party data incorporated in our software and services.

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

Regulatory developments could negatively impact our business.

We acquire and distribute personal, public and non-public information, store it in our some of our databases and provide it in various forms to certain of our customers in accordance with applicable law and contracts. We are subject to government regulation and, from time to time, companies in similar lines of business to us are subject to adverse publicity concerning the use of such data. We provide many types of data and services that are subject to regulation under the Fair Credit Reporting Act, Gramm-Leach-Bliley Act, Driver’s Privacy Protection Act, Health Insurance Portability and Accountability Act, the European Union’s Data Protection Directive and, to a lesser extent, various other international, federal, state and local laws and regulations. These laws and regulations are designed to protect the privacy of the public and to prevent the misuse of personal information. Our suppliers that provide us with protected and regulated data face similar regulatory requirements and, consequently, they may cease to be able to provide data to us or may substantially increase the fees they charge us for this data which may make it financially burdensome or impossible for us to acquire data that is necessary to offer our certain of our products and services. Additionally, many consumer advocates, privacy advocates, and government regulators believe that the existing laws and regulations do not adequately protect privacy of personal information. They have become increasingly concerned with the use of personal information, particularly social security numbers, department of motor vehicle data and dates of birth. As a result, they are lobbying for further restrictions on the dissemination or commercial use of personal information to the public and private sectors. The following legal and regulatory developments also could have a material adverse affect on our business, financial position, results of operations or cash flows:

•	amendment, enactment, or interpretation of laws and regulations which restrict the access, use and distribution of personal information and limit the supply of data available to customers;

•	changes in cultural and consumer attitudes to favor further restrictions on information collection and sharing, which may lead to regulations that prevent full utilization of our services;

•	failure of our services to comply with current or amended laws and regulations; and

•	failure of our services to adapt to changes in the regulatory environment in an operational effective, efficient, cost-effective manner.

We require a significant amount of cash to service our indebtedness, which reduces the cash available to finance our organic growth, make strategic acquisitions and enter into alliances and joint ventures; our amended and restated senior credit facility contains restrictive covenants that limit our ability to engage in certain activities.

We have a significant amount of indebtedness. As of September 30, 2011, our indebtedness, including current maturities, was $1.0 billion, of which $554.8 million matures in May 2014 and $450.0 million matures in June 2018. We have the ability to borrow an additional $50.0 million under our amended and restated senior credit facility, which borrowing capacity expires in April 2012. During the three months ended September 30, 2011, our aggregate interest expense was $12.3 million and cash paid for interest was $4.0 million. As a result of our issuance of $450 million in senior unsecured notes to finance the purchase price of the Explore acquisition, we expect our interest expense and cash interest expense to significantly increase in fiscal year 2012 as compared to fiscal year 2011.

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

In connection with the acquisition of Explore in June 2011, we completed a private offering of $450.0 million aggregate principal amount of senior unsecured notes. The senior unsecured notes, in addition to our amended and restated senior credit facility, contain covenants that restrict our and our subsidiaries’ ability to make certain distributions with respect to our capital stock, prepay other debt, encumber our assets, incur additional indebtedness, make capital expenditures above specified levels, engage in business combinations, redeem shares in our operating subsidiaries held by noncontrolling owners or undertake various other corporate activities. These covenants may also require us also to maintain certain specified financial ratios, including those relating to total leverage and interest coverage.

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

Pursuant to agreements entered into prior to the CSG Acquisition, the noncontrolling stockholders of certain of our majority-owned subsidiaries have the right to require us to redeem their shares at the then fair market value. For financial statement reporting purposes, the estimated fair market value of these redeemable noncontrolling interests was $67.7 million at June 30, 2011. If the redemption rights were exercised, such redemptions may require a waiver under our amended and restated senior credit facility. Obtaining such a waiver would be subject to conditions prevalent in the capital markets at that time, and could involve changes to the terms of our amended and restated senior credit facility, including changes that could result in our incurring additional interest expense. If we were not able to obtain such a waiver, we could be in breach of our amended and restated senior credit facility or in breach of our agreements with the noncontrolling stockholders.

We are active in nearly 60 countries, where we are subject to country-specific risks that could adversely impact our business and results of operations.

During the three months ended September 30, 2011, we generated approximately 71% of our revenues outside the U.S. and we expect revenues from non-U.S. markets to continue to represent a majority of our total revenues. Business and operations in individual countries are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, currency exchange controls and repatriation of earnings. Our results are also subject to the difficulties of coordinating our activities across nearly 60 different countries. Furthermore, our business strategy includes expansion of our operations into new and developing markets, which will require even greater international coordination, expose us to additional local government regulations and involve markets in which we do not have experience or established operations. In addition, our operations in each country are vulnerable to changes in socio-economic conditions and monetary and fiscal policies, intellectual property protection disputes, the settlement of legal disputes through foreign legal systems, the collection of receivables through foreign legal systems, exposure to possible expropriation or other governmental actions, unsettled political conditions, possible terrorist attacks and pandemic disease. These and other factors may harm our operations in those countries and therefore our business and results of operations.

We have a large amount of goodwill and other intangible assets as a result of acquisitions. Our earnings will be harmed if we suffer an impairment of our goodwill or other intangible assets.

We have a large amount of goodwill and other intangible assets and are required to perform an annual, or in certain situations a more frequent, assessment for possible impairment for accounting purposes. At September 30, 2011, we had goodwill and other intangible assets of $1.4 billion, or approximately 68% of our total assets. If we do not achieve our planned operating results or other factors impair these assets, we may be required to incur a non-cash impairment charge. Any impairment charges in the future will adversely affect our results of operations.

We may incur significant restructuring and severance charges in future periods, which would harm our operating results and cash position or increase debt.

We incurred restructuring charges of $0.2 million and $2.5 million during the three months ended September 30, 2011 and 2010, respectively. These charges consist primarily of relocation and termination benefits paid or to be paid to employees, lease obligations associated with vacated facilities and other costs incurred related to our restructuring initiatives. As of September 30, 2011, our remaining restructuring and severance obligations associated with these restructuring initiatives were $6.6 million.

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

We believe that our success depends significantly on our ability to provide our customers access to data from many different sources. For example, a substantial portion of the data used in our repair estimating software is derived from parts and repair data provided by, among others, original equipment manufacturers, or OEMs, aftermarket parts suppliers, data aggregators, automobile dealerships, government organizations and vehicle repair facilities. We obtain much of our data about vehicle parts and components and collision repair labor and costs through license agreements with OEMs, automobile dealers, and other providers; and we obtain much of our data in our vehicle validation database and motor violation database from government organizations. EurotaxGlass’s Group, one of our primary competitors in Europe, provides us with valuation and paint data for use in our European markets pursuant to a similar arrangement, and Mitchell International, one of our primary competitors in the U.S., provides us with vehicle glass data for use in our U.S. markets pursuant to a similar arrangement. In some cases, the data included in our products and services is licensed from sole-source suppliers. Many of the license agreements through which we obtain data are for terms of one year and may be terminated without cost to the provider on short notice.

If one or more of our licenses are terminated or if we are unable to renew one or more of these licenses on favorable terms or at all, we may be unable to access the information (in the case of information licensed from sole-service suppliers) or unable to access alternative data sources that would provide comparable information without incurring substantial additional costs. Some OEM sources have indicated to us that they intend to materially increase the licensing costs for their data. While we do not believe that our access to many of the individual sources of data is material to our operations, prolonged industry-wide price increases or reductions in data availability could make receiving certain data more difficult and could result in significant cost increases, which would materially harm our operating results.

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

Fraudulent data access and other security breaches may negatively impact our business and harm our reputation.

Security breaches in our facilities, computer networks, and databases may cause harm to our business and reputation and result in a loss of customers and data suppliers. Our systems may be vulnerable to physical break-ins, computer viruses, attacks by hackers and similar disruptive problems. If users gain improper access to our databases, they may be able to steal, publish, delete or modify confidential third-party information that is stored or transmitted on our networks.

In addition, customers’ misuse of our information services could cause harm to our business and reputation and result in loss of customers. Any such misappropriation and/or misuse of our information could result in us, among other things, being in breach of certain data protection and related legislation.

A security or privacy breach may affect us in the following ways:

•	deterring customers from using our solutions;

•	deterring data suppliers from supplying data to us;

•	harming our reputation;

•	exposing us to liability;

•	increasing operating expenses to correct problems caused by the breach;

•	affecting our ability to meet customers’ expectations; or

•	causing inquiry from governmental authorities.

We may detect incidents in which consumer data has been fraudulently or improperly acquired. The number of potentially affected consumers identified by any future incidents is obviously unknown. Any such incident could materially and adversely affect our business, reputation, financial condition, operating results and cash flows.

Privacy concerns could require us to exclude data from our software and services, which may reduce the value of our offerings to our customers, damage our reputation and deter current and potential users from using our software and services.

In the United States, European Union and other jurisdictions, there are significant restrictions on the use of personal and consumer data. Our violations of these laws could harm our business. In addition, these restrictions may place limits on the information that we can collect from and provide to our customers. Furthermore, concerns about our collection, use or sharing of automobile insurance claims information, moving violation information or other privacy-related matters, even if unfounded, could damage our reputation and operating results.

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

We have been and continue to be involved in legal proceedings, claims and other litigation that arise in the ordinary course of business. For example, we have been involved in disputes with collision repair facilities, acting individually and as a group in some situations that claim that we have colluded with our insurance company customers to depress the repair time estimates generated by our repair estimating software. We have also been involved in litigation alleging that we have colluded with our insurance company customers to cause the estimates of vehicle fair market value generated by our total loss estimation software to be unfairly low. Furthermore, we are also subject to assertions by our customers and strategic partners that we have not complied with the terms of our agreements with them or that the agreements are not enforceable against them, some of which are the subject of pending litigation and any of which could in the future lead to arbitration or litigation. While we do not expect the outcome of any such pending or threatened litigation to have a material adverse effect on our financial position, litigation is unpredictable and excessive verdicts, both in the form of monetary damages and injunction, could occur. In the future, we could incur judgments or enter into settlements of claims that could harm our financial position and results of operations.

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

        The structure of the Explore acquisition resulted in us recording approximately $515 million of tax deductible intangible assets and goodwill. The amortization of these tax deductible intangible assets and goodwill will generate cash tax savings over the 15-year amortization period with a present value of approximately $120 million. The actual amount of cash tax savings will depend on a number of factors, including U.S. corporate income tax rates and our profitability in the U.S. during the amortization period. Many of the factors are outside of our control and are subject to a number of risks and uncertainties.

We began paying dividends in fiscal year 2010 and we may not be able to pay dividends on our common stock and restricted stock units in the future; as a result, your only opportunity to achieve a return on your investment may be if the price of our common stock appreciates.

We began paying quarterly cash dividends to holders of our outstanding of common stock and restricted stock units in the quarter ended September 30, 2009. On November 3, 2011, we announced that the Audit Committee of our Board of Directors approved the payment of a quarterly cash dividend of $0.10 per outstanding share of common stock and per outstanding restricted stock unit. The Audit Committee also approved a quarterly stock dividend equivalent of $0.10 per outstanding restricted stock unit granted to certain of our executive officers during fiscal years 2011 and 2012 in lieu of the cash dividend, which dividend equivalent will be paid to the restricted stock unit holders as the restricted stock unit vests. The dividends are payable on December 5, 2011 to stockholders and restricted stock unit holders of record at the close of business on November 17, 2011. Any determination to pay dividends in future periods will be at the discretion of our Board of Directors. Our ability to pay dividends to holders of our common stock and restricted stock units in future periods may be limited by restrictive covenants under our amended and restated senior credit facility and the indenture for the Senior Notes. As a result, your only opportunity to achieve a return on your investment in us could be if the market price of our common stock appreciates and you sell your shares at a profit. We cannot assure you that the market price for our common stock will ever exceed the price that you pay.

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

ITEM 6.	EXHIBITS.

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tony Aquila, Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Renato Giger, Chief Financial Officer and Treasurer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	These exhibits are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we incorporate them by reference.

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

November 4, 2011