Form 10-Q
period 2011-12-31
SOLERA HOLDINGS, INC
filed 2012-02-09
CIK 1324245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of the issuer’s common stock as of February 7, 2012 was 70,054,116.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SOLERA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	December 31, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$353,525	$371,101
Accounts receivable, net of allowance for doubtful accounts of $2,402 and $2,769 at December 31, 2011 and June 30, 2011, respectively	117,861	135,589
Other receivables	20,451	19,037
Other current assets	19,987	24,895
Deferred income tax assets	11,314	10,321

Total current assets	523,138	560,943
Property and equipment, net	58,748	64,485
Goodwill	1,012,646	1,059,749
Intangible assets, net	365,803	416,100
Other noncurrent assets	16,794	19,462
Noncurrent deferred income tax assets	43,430	48,396

Total assets	$2,020,559	$2,169,135

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,208	$37,798
Accrued expenses and other current liabilities	119,445	140,270
Income taxes payable	9,551	10,837
Deferred income tax liabilities	2,853	1,187
Current portion of long-term debt	23,026	24,042

Total current liabilities	174,083	214,134
Long-term debt	981,387	1,020,383
Other noncurrent liabilities	23,153	24,127
Noncurrent deferred income tax liabilities	22,815	30,541

Total liabilities	1,201,438	1,289,185
Redeemable noncontrolling interests	85,437	94,841
Stockholders’ equity:
Solera Holdings, Inc. stockholders’ equity:
Common shares, $0.01 par value: 150,000 shares authorized; 70,165 and 70,795 issued and outstanding as of December 31, 2011 and June 30, 2011, respectively	587,061	587,265
Retained earnings	158,258	151,366
Accumulated other comprehensive income	(22,515)	36,413

Total Solera Holdings, Inc. stockholders’ equity	722,804	775,044
Noncontrolling interests	10,880	10,065

Total stockholders’ equity	733,684	785,109

Total liabilities and stockholders’ equity	$2,020,559	$2,169,135

See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Revenues	$195,141	$168,160	$393,835	$327,068

Cost of revenues:
Operating expenses	41,999	33,697	85,617	64,839
Systems development and programming costs	17,893	17,247	36,938	32,759

Total cost of revenues (excluding depreciation and amortization)	59,892	50,944	122,555	97,598
Selling, general and administrative expenses	52,010	44,847	100,431	86,673
Depreciation and amortization	25,770	20,354	51,778	39,906
Restructuring charges, asset impairments, and other costs associated with exit and disposal activities	113	(991)	310	1,499
Acquisition and related costs	2,395	633	3,752	1,837
Interest expense	12,352	7,365	24,646	14,684
Other expense, net	697	3,349	753	2,673

	153,229	126,501	304,225	244,870

Income before provision for income taxes	41,912	41,659	89,610	82,198
Income tax provision	10,775	7,722	24,028	16,322

Net income	31,137	33,937	65,582	65,876
Less: Net income attributable to noncontrolling interests	2,913	3,018	6,119	5,833

Net income attributable to Solera Holdings, Inc.	$28,224	$30,919	$59,463	$60,043

Net income attributable to Solera Holdings, Inc. per common share:
Basic	$0.40	$0.44	$0.84	$0.85

Diluted	$0.39	$0.44	$0.83	$0.85

Dividends paid per share	$0.10	$0.08	$0.20	$0.15

Weighted-average shares used in the calculation of net income attributable to Solera Holdings, Inc. per common share:
Basic	70,784	70,245	70,772	70,115

Diluted	71,127	70,602	71,149	70,438

See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income	$65,582	$65,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,778	39,906
Provision for doubtful accounts	1,297	888
Stock-based compensation	8,139	4,754
Deferred income taxes	(2,873)	(3,020)
Other	968	(742)
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Decrease in accounts receivable	6,852	5,334
Decrease (increase) in other assets	3,397	(908)
Decrease in accounts payable	(10,207)	(10,386)
Decrease in accrued expenses and other liabilities	(13,349)	(6,197)

Net cash provided by operating activities	111,584	95,505

Cash flows from investing activities:
Capital expenditures	(17,186)	(7,973)
Acquisitions and capitalization of intangible assets	(1,827)	(1,320)
Proceeds from sale of property and equipment	1,104	1,380
Acquisitions of and investments in businesses, net of cash acquired	(10,409)	(1,437)
Proceeds from sales and maturities of short-term investments	—	42,826
Purchases of short-term investments	—	(42,826)
(Increase) decrease in restricted cash	(195)	3,145

Net cash used in investing activities	(28,513)	(6,205)

Cash flows from financing activities:
Proceeds from sale of shares in a majority-owned subsidiary	2,139	—
Acquisition of additional shares in majority-owned subsidiary	(9,491)	—
Payments of debt issuance costs	(560)	—
Payments of contingent purchase consideration	(99)	(66)
Principal payments on financed asset acquisitions	(1,221)	(1,309)
Repayments of long-term debt	(3,013)	(2,866)
Cash dividends paid on common shares and participating securities	(14,265)	(10,590)
Cash dividends paid to noncontrolling interests	(2,281)	(2,980)
Cash paid to repurchase common stock	(42,145)	—
Proceeds from stock purchase plan and exercise of stock options	801	7,590

Net cash used in financing activities	(70,135)	(10,221)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(30,512)	19,701

Net change in cash and cash equivalents	(17,576)	98,780
Cash and cash equivalents, beginning of period	371,101	240,522

Cash and cash equivalents, end of period	$353,525	$339,302

Supplemental cash flow information:
Cash paid for interest	$9,053	$16,354
Cash paid for income taxes	$17,492	$17,073
Supplemental disclosure of non-cash investing and financing activities:
Capital assets financed	$246	$2,191
Accrued contingent purchase consideration	$3,275	$1,630

See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Description of Business

Solera Holdings, Inc. and subsidiaries (the “Company”, “Solera”, “we”, “us” or “our”) is a leading global provider of software and services to the automobile insurance claims processing industry. Our software and services help our customers: estimate the costs to repair damaged vehicles; determine pre-collision fair market values for vehicles damaged beyond repair; automate steps of the claims process; outsource steps of the claims process that insurance companies have historically performed internally; and monitor and manage their businesses through data reporting and analysis. We are active in over 60 countries and derive most of our revenues from our estimating and workflow software. Through our acquisitions of HPI, Ltd. (“HPI”) in December 2008 and AUTOonline GmbH In-formationssysteme (“AUTOonline”) in October 2009, we also provide used vehicle validation services in the United Kingdom and operate an eSalvage vehicle exchange platform in several European and Latin American countries as well as India. Through our acquisition of Explore Information Services, LLC (“Explore”) in June 2011, we also provide data and analytics services used by automotive property and casualty insurers in the United States (“U.S.”).

Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), and therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated financial statements for the periods presented reflect all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the fiscal year ended June 30, 2011, included in our Annual Report on Form 10-K filed with the SEC on August 29, 2011. Our operating results for the three and six month periods ended December 31, 2011 are not necessarily indicative of the results that may be expected for any future periods.

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

New Accounting Pronouncements Not Yet Adopted

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) Topic No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, which updates the presentation requirements related to comprehensive income. The total of comprehensive income, the components of net income, and the components of other comprehensive income may be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 also eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The update is effective for annual periods beginning after December 15, 2011, other than the provisions for which adoption was deferred indefinitely in accordance with ASU Topic No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, issued in December 2011. Upon our adoption of ASU Topic No. 2011-05 in the first quarter of our fiscal year ending June 30, 2013, we will select a comprehensive income presentation option under the standard. Other than the change in the presentation of comprehensive income, we do not anticipate that our adoption of ASU Topic No. 2011-05 will have a significant impact on our consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU Topic No. 2011-08, Testing Goodwill for Impairment, which amends current guidance on testing goodwill for impairment to provide entities with the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If it is determined that the fair value of the reporting unit is more likely than not less than the carrying amount based on qualitative factors, the two-step impairment test would be required. The update is effective for annual periods beginning after December 15, 2011, although early adoption is permitted. We are currently evaluating the impact that the adoption of this pronouncement will have on our annual goodwill impairment assessments.

In May 2011, the FASB issued ASU Topic No. 2011-04, Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which expands the disclosure requirements for fair value measurements. More quantitative and qualitative disclosures will be required for fair value measurements using level 3 inputs. ASU No. 2011-04 is effective for the third quarter of our fiscal year 2012. We do not anticipate that our adoption of ASU Topic No. 2011-04 will result in significant changes in our current disclosures regarding fair value measurements using level 3 inputs.

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

The computation of basic and diluted net income attributable to Solera Holdings, Inc. per common share using the two-class method is as follows for the periods indicated (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Basic net income attributable to Solera Holdings, Inc. per common share:
Net income attributable to Solera Holdings, Inc.	$28,224	$30,919	$59,463	$60,043
Less: Dividends paid and undistributed earnings allocated to participating securities	(138)	(160)	(272)	(326)

Net income attributable to common shares – basic	$28,086	$30,759	$59,191	$59,717

Weighted-average number of common shares	70,784	70,311	70,773	70,197
Less: Weighted-average common shares subject to repurchase	—	(66)	(1)	(82)

Weighted-average number of common shares used to compute basic net income attributable to Solera Holdings, Inc. per common share	70,784	70,245	70,772	70,115

Basic net income attributable to Solera Holdings, Inc. per common share	$0.40	$0.44	$0.84	$0.85

Diluted net income attributable to Solera Holdings, Inc. per common share:
Net income attributable to Solera Holdings, Inc.	$28,224	$30,919	$59,463	$60,043
Less: Dividends paid and undistributed earnings allocated to participating securities	(138)	(160)	(271)	(325)

Net income attributable to common shares – diluted	$28,086	$30,759	$59,192	$59,718

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Weighted-average number of common shares used to compute basic net income attributable to Solera Holdings, Inc. per common share	70,784	70,245	70,772	70,115
Diluted effect of options to purchase common stock, restricted stock units and performance share units	343	357	377	323

Weighted-average number of common shares used to compute diluted net income attributable to Solera Holdings, Inc. per common share	71,127	70,602	71,149	70,438

Diluted net income attributable to Solera Holdings, Inc. per common share	$0.39	$0.44	$0.83	$0.85

The following securities that could potentially dilute earnings per share in the future are not included in the determination of diluted net income attributable to Solera Holdings, Inc. per common share (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Antidilutive options to purchase common stock and restricted stock units	185	33	311	58

3. Contingent Purchase Consideration

In connection with business combinations completed since fiscal year 2009, we may be required to make contingent cash payments through fiscal year 2014 subject to the achievement of certain financial performance and product-related targets. At December 31, 2011, the maximum aggregate amount of remaining contingent cash payments to be paid is $19.8 million, of which $3.3 million was accrued at the acquisition date and included in the purchase price, and the remaining $16.5 million will be charged to acquisition and related costs in the statement of income as earned.

4. Goodwill and Intangible Assets

Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31, 2011			June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortized intangible assets:
Internally developed software	$21,953	$(8,371)	$13,582	$22,197	$(7,454)	$14,743
Purchased customer relationships	292,214	(137,405)	154,809	304,688	(131,141)	173,547
Purchased tradenames and trademarks	34,096	(20,468)	13,628	36,323	(20,811)	15,512
Purchased software and database technology	409,157	(261,054)	148,103	435,125	(262,358)	172,767
Other	5,728	(2,416)	3,312	6,433	(1,636)	4,797

	$763,148	$(429,714)	$333,434	$804,766	$(423,400)	$381,366

Intangible assets not subject to amortization:
Purchased tradenames and trademarks with indefinite lives	32,369	—	32,369	34,734	—	34,734

	$795,517	$(429,714)	$365,803	$839,500	$(423,400)	$416,100

Goodwill

The following table summarizes the activity in goodwill for the six months ended December 31, 2011 (in thousands):

	Balance at Beginning of Period	Current Year Acquisitions	Other (2)	Foreign Currency Translation Effect	Balance at End of Period
EMEA (1)	$615,358	$—	$—	$(52,906)	$562,452
Americas (1)	444,391	212	7,401	(1,810)	450,194

Total	$1,059,749	$212	$7,401	$(54,716)	$1,012,646

(1)	As described further in Note 13, in the first quarter of fiscal year 2012, we transferred our Netherlands operating segment from our Americas reportable segment to our EMEA reportable segment. The balances presented above reflect the inclusion of our Netherlands operating segment in our EMEA reportable segment for all periods.
(2)	Primarily represents contingent cash consideration paid in connection with a business combination consummated in fiscal year 2009.

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

The following table summarizes the activity in the liabilities associated with our restructuring initiatives and other exit and disposal activities for the three months ended December 31, 2011 (in thousands):

	Employee Termination Benefits	Leases	Other	Total
Balance at June 30, 2011	$1,226	$6,309	$—	$7,535
Restructuring charges	241	30	39	310
Cash payments	(373)	(1,892)	(39)	(2,304)
Other	—	112	—	112
Effect of foreign exchange	(64)	—	—	(64)

Balance at December 31, 2011	$1,030	$4,559	$—	$5,589

In fiscal year 2011, we announced the relocation of our corporate headquarters and global executive team from San Diego, California to the Dallas-Fort Worth, Texas metroplex (the “Corporate Relocation Plan”). The primary objectives of the Corporate Relocation Plan are to provide us with access to a broader employee recruitment pool; improved labor arbitrage and other cost efficiencies; and improved mobility and access to our markets around the world. The relocation is expected to improve the effectiveness of our senior management team and our operations, and result in long-term cost savings. Under the Corporate Relocation Plan, we anticipate incurring expenses of approximately $2.5 million, primarily consisting of relocation benefits paid to current employees, facility relocation costs and termination benefits for corporate employees that are not relocating. The remaining restructuring charges anticipated to be incurred under the Corporate Relocation Plan of approximately $0.4 million are expected to be paid in fiscal year 2012. During the six months ended December 31, 2011, we incurred restructuring charges of $0.1 million under the Corporate Relocation Plan.

In prior fiscal years, we initiated restructuring plans in our Americas and EMEA segments (the “Prior Restructuring Plans”). Under the Prior Restructuring Plans, as of December 31, 2011, we have a remaining liability for employee termination benefits of $1.0 million, which we will pay in fiscal year 2012, and a remaining lease-related restructuring liability of $4.6 million, which we will pay through July 2013. During the three and six months ended December 31, 2011, we reversed previously accrued restructuring charges of $(0.2) million and $(0.1) million, respectively, under the Prior Restructuring Plans.

The following table summarizes restructuring charges, asset impairments and other costs associated with exit and disposal activities for the periods indicated (in thousands):

	Corporate Relocation Plan	Other Restructuring Plans	Prior Restructuring Plans	Total
Three Months Ended December 31, 2011:
Employee termination benefits	$—	$273	$(160)	$113
Leases	—	—	—	—
Other	—	—	—	—

Total restructuring charges, asset impairments, and other costs associated with exit and disposal activities	$—	$273	$(160)	$113

Three Months Ended December 31, 2010:
Employee termination benefits	$107	$—	$201	$308
Leases	—	—	277	277
Other	230	—	(1,806)	(1,576)

Total restructuring charges, asset impairments, and other costs associated with exit and disposal activities	$337	$—	$(1,328)	$(991)

Six Months Ended December 31, 2011:
Employee termination benefits	$86	$316	$(161)	$241
Leases	—	—	30	30
Other	39	—	—	39

Total restructuring charges, asset impairments, and other costs associated with exit and disposal activities	$125	$316	$(131)	$310

Six Months Ended December 31, 2010:
Employee termination benefits	$295	$—	$504	$799
Leases	—	—	1,501	1,501
Other	983	—	(1,784)	(801)

Total restructuring charges, asset impairments, and other costs associated with exit and disposal activities	$1,278	$—	$221	$1,499

6. Stockholders’ Equity and Redeemable Noncontrolling Interests

The following table summarizes the activity in stockholders’ equity and redeemable noncontrolling interests for the periods indicated (in thousands):

	Stockholders’ Equity Attributable to Solera Holdings, Inc.
	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Solera Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares	Amount
Balance at June 30, 2011	70,795	$587,265	$151,366	$36,413	$775,044	$10,065	$785,109	$94,841
Components of comprehensive income:
Net income attributable to Solera Holdings, Inc. and noncontrolling interests	—	—	59,463	—	59,463	2,404	61,867	3,715
Foreign currency translation adjustments	—	—	—	(58,928)	(58,928)	(558)	(59,486)	(9,951)

	Stockholders’ Equity Attributable to Solera Holdings, Inc.
	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income Loss	Total Solera Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares	Amount
Total comprehensive income					535	1,846	2,381	(6,236)

Stock-based compensation	—	8,139	—	—	8,139	—	8,139	—
Purchases of Solera Holdings, Inc. common shares(1)	(754)	(7,590)	(34,555)	—	(42,145)	—	(42,145)	—
Issuance of common shares under stock award plans, net	124	930	—	—	930	—	930	—
Dividends paid on common stock and participating securities	—	—	(14,265)	—	(14,265)	—	(14,265)	—
Dividends paid to noncontrolling owners	—	—	—	—	—	(1,133)	(1,133)	(1,148)
Sale of shares of majority-owned subsidiary(2)	—	2,037	—	—	2,037	102	2,139	—
Acquisition of additional ownership interest in majority-owned subsidiary(3)	—	—	137	—	137	—	137	(9,628)
Revaluation of and additions to noncontrolling interests	—	(3,720)	(3,888)	—	(7,608)	—	(7,608)	7,608

Balance at December 31, 2011	70,165	$587,061	$158,258	$(22,515)	$722,804	$10,880	$733,684	$85,437

	Stockholders’ Equity Attributable to Solera Holdings, Inc.
	Common Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Solera Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares	Amount
Balance at June 30, 2010	70,017	$545,048	$22,550	$(60,583)	$507,015	$5,800	$512,815	$94,431
Components of comprehensive income:
Net income attributable to Solera Holdings, Inc. and noncontrolling interests	—	—	60,043	—	60,043	2,005	62,048	3,828
Foreign currency translation adjustments	—	—	—	34,846	34,846	406	35,252	8,128
Unrealized gains on derivative instruments, net of tax	—	—	—	5,294	5,294	—	5,294	—

	Stockholders’ Equity Attributable to Solera Holdings, Inc.
	Common Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Solera Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares	Amount
Total comprehensive income					100,183	2,411	102,594	11,956

Stock-based compensation	—	4,754	—	—	4,754	—	4,754	—
Issuance of common shares under stock award plans, net	398	7,590	—	—	7,590	—	7,590	—
Dividends paid on common stock and participating securities	—	—	(10,590)	—	(10,590)	—	(10,590)	—
Dividends paid to noncontrolling owners	—	—	—	—	—	(1,255)	(1,255)	(1,725)
Revaluation of and additions to noncontrolling interests	—	(8,568)	(4,967)	—	(13,535)	530	(13,005)	13,005

Balance at December 31, 2010	70,415	$548,824	$67,036	$(20,443)	$595,417	$7,486	$602,903	$117,667

(1)	Please refer to Note 7 for further information on repurchases of our common stock. In accordance with ASC Topic No. 505-30-30, we have allocated the cost of the shares repurchased between paid-in capital and retained earnings based on the excess of the repurchase price over the stated value.
(2)	In September 2011, we sold a 2.5% ownership interest in one of our majority-owned subsidiaries for €1.5 million ($2.1 million).
(3)	In November 2011, we acquired 6.7% additional ownership interest in AUTOonline for €7.1 million ($9.5 million).

7. Share Repurchase Program

In November 2011, our Board of Directors approved a share repurchase program for up to a total of $180 million of our common stock through November 10, 2013. Share repurchases are made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. The repurchase program does not require us to purchase any specific number or amount of shares, and the timing and amount of such purchases will be determined by management based upon market conditions and other factors. In addition, the program may be amended or terminated at the discretion of our Board of Directors. Through December 31, 2011, we have repurchased approximately 904,000 shares for $42.1 million, of which the repurchase of 150,000 shares did not settle prior to December 31, 2011 and therefore these shares remain included in issued and outstanding common shares as of December 31, 2011.

8. Comprehensive Income

Comprehensive income consists of the following for the periods indicated (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net income	$31,137	$33,937	$65,582	$65,876
Other comprehensive income (loss):
Foreign currency translation adjustments	(28,198)	(16,417)	(69,437)	43,380
Unrealized net gain on derivative instruments	—	2,948	—	5,294

Total comprehensive income (loss)	$2,939	$20,468	$(3,855)	$114,550
Comprehensive income (loss) attributable to noncontrolling interests	(1,142)	20	(4,390)	14,367

Comprehensive income attributable to Solera Holdings, Inc.	$4,081	$20,448	$535	$100,183

The majority of our assets and liabilities, including goodwill, intangible assets and long-term debt, are carried in functional currencies other than the U.S. dollar, primarily the Euro, Pound Sterling, and Swiss franc. We translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period for our condensed consolidated statement of income and certain components of stockholders’ equity, and the exchange rate at the end of that period for the condensed consolidated balance sheet. These translations resulted in a foreign currency translation adjustment of $(58.9) million during the six months ended December 31, 2011, which was caused by a strengthening in the value of the U.S. dollar versus certain foreign currencies, including the Euro, during the period. Generally, the strengthening of the U.S. dollar during the six months ended December 31, 2011 resulted in decreases to the U.S. dollar value of certain of our assets and liabilities from June 30, 2011 to December 31, 2011, as presented in the accompanying condensed consolidated balance sheets, although the corresponding local currency balances may have increased or remain unchanged.

9. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements Using:
	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value at December 31, 2011:
Cash and cash equivalents	$353,525	$353,525	$—	$—
Restricted cash (1)	3,021	3,021	—	—
Accrued contingent purchase consideration (2)	3,275	—	—	3,275
Redeemable noncontrolling interests (3)	70,937	—	—	70,937
Fair value at June 30, 2011:
Cash and cash equivalents	$371,101	$371,101	$—	$—
Restricted cash (1)	3,246	3,246	—	—
Accrued contingent purchase consideration (2)	1,189	—	—	1,189
Redeemable noncontrolling interests (3)	71,641	—	—	71,641

(1)	Included in other current assets and other noncurrent assets in the accompanying consolidated balance sheet. The restricted cash primarily relates to funds held in escrow for the benefit of customers and facility lease deposits.
(2)	Included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet.
(3)	Does not include the redeemable noncontrolling interest of AUTOonline, which is not measured at fair value on a recurring basis.

Cash and cash equivalents and restricted cash. Our cash and cash equivalents and restricted cash, primarily consist of bank deposits, money market funds and bank certificates of deposit. The fair value of our cash and cash equivalents and restricted cash are determined using quoted market prices for identical assets (Level 1 inputs).

Accrued contingent purchase consideration. We accrue contingent future cash payments related to acquisitions completed after June 30, 2009 at fair value as of the acquisition date and re-measure the payments at fair value at each reporting date. We estimate the fair value of future contingent purchase consideration based on the weighted probabilities of potential future payments that would be earned upon achievement by the acquired business of certain financial performance and product-related targets. We determined such probabilities using information as of the reporting date, including recent financial performance of the acquired businesses (Level 3 inputs). The net increase in accrued contingent purchase consideration during the three and six months ended December 31, 2011 was primarily due to contingent purchase consideration related to current period business combinations, partially offset by the effect of fluctuations in foreign currency exchange rates, adjustments to our estimate of the consideration to be earned and paid, and payments of previously accrued contingent consideration.

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

At December 31, 2011 and June 30, 2011, we estimated the fair value of the redeemable noncontrolling interest in one of our majority-owned subsidiaries based on recent stock transactions with the noncontrolling stockholders, a Level 2 input, and a discounted cash flow model, a Level 3 input.

The following table summarizes the activity in redeemable noncontrolling interests which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

	Six Months Ended December 31,
	2011	2010
Balance at beginning of period	$71,641	$81,641
Net income attributable to redeemable noncontrolling interests	2,956	3,100
Change in fair value	3,720	8,782
Dividends paid to noncontrolling owners	—	(1,395)
Effect of foreign exchange	(7,380)	6,950

Balance at end of period	$70,937	$99,078

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

No assets or liabilities were required to be measured at fair value on a nonrecurring basis during the three and six months ended December 31, 2011.

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

10. Share-Based Compensation

Share-Based Award Activity

The following table summarizes restricted common shares subject to repurchase, restricted stock unit, and performance share unit activity during the six months ended December 31, 2011:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Nonvested at June 30, 2011	356	$44.21
Granted	234	$54.71
Vested	(88)	$35.80
Forfeited	(10)	$34.31

Nonvested at December 31, 2011	492	$50.92

Each performance share unit represents the right to receive one share of our common stock based on our total stockholder return (“TSR”) and/or the achievement of certain financial performance targets during applicable performance periods. The number of shares reflected in the table above assumes the target number of performance share units will be earned. For the performance share units granted during the six months ended December 31, 2011, approximately 70% of the value of the awards is subject to financial performance targets and approximately 30% of the value of the awards is subject to relative TSR targets.

The following table summarizes stock option activity during the six months ended December 31, 2011:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2011	1,533	$33.78
Granted	490	$57.09
Exercised	(35)	$22.00
Canceled	(20)	$31.28

Outstanding at December 31, 2011	1,968	$39.78	5.8	$16,739

Exercisable at December 31, 2011	686	$29.63	5.5	$10,284

Of the stock options outstanding at December 31, 2011, approximately 1.9 million are vested or expected to vest.

Cash received from the exercise of stock options was $0.8 million during the six months ended December 31, 2011. The intrinsic value of stock options exercised during the six months ended December 31, 2011 and 2010 totaled $1.1 million and $7.0 million, respectively.

Valuation of Share-Based Awards

We utilized the Black-Scholes option pricing model for estimating the grant date fair value of stock options with the following assumptions:

	Risk-Free Interest Rate	Expected Term (in years)	Weighted Average Expected Stock Price Volatility	Expected Dividend Yield	Weighted Average Per Share Grant Date Fair Value
Six Months Ended December 31, 2011	1.1%	4.6	33%	0.9%	$15.71
Six Months Ended December 31, 2010	1.3%	4.6	33%	0.7%	$11.90

We based the risk-free interest rates on the implied yield available on U.S. Treasury constant maturities in effect at the time of the grant with remaining terms equivalent to the respective expected terms of the options. Because we have a limited history of stock option exercises, we calculated the expected award life as the average of the contractual term and the vesting period. We determined the expected volatility based on a combination of implied market volatilities, our historical stock price volatility and other factors. The dividend yield is based on our quarterly dividend of $0.10 and $0.075 per share declared and paid during fiscal year 2012 and 2011, respectively.

The weighted average grant date fair value of restricted stock units and performance share units granted during the six months ended December 31, 2011 and 2010, excluding performance share units that are earned based on our relative TSR, was $54.71 and $42.08, respectively, determined based on the market price of our common stock on the date of grant, which approximates the intrinsic value.

To estimate the grant date fair value of performance share units that are earned based on our relative TSR, we utilized a Monte-Carlo simulation model which simulates a range of our possible future stock prices and certain peer companies and assumes that the performance share units will be earned at target. Based on the Monte-Carlo simulation model, the grant date fair value of performance share units granted during the six months ended December 31, 2011 that are earned based on our relative TSR was $54.61 per share.

Share-Based Compensation Expense

Share-based compensation expense, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income, was $4.5 million and $8.1 million for the three and six months ended December 31, 2011, respectively, and $2.7 million and $4.8 million for the three and six months ended December 31, 2010, respectively. At December 31, 2011, the estimated total remaining unamortized share-based compensation expense, net of forfeitures, was $37.8 million, which we expect to recognize over a weighted-average period of 2.9 years.

11. Defined Benefit Pension Plans

Our foreign subsidiaries sponsor various defined benefit pension plans and individual defined benefit arrangements covering certain eligible employees. We base the benefits under these pension plans on years of service and compensation levels. Funding is limited to statutory requirements.

The components of net pension expense were as follows for the periods indicated (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Service cost — benefits earned during the period	$954	$803	$2,018	$1,560
Interest cost on projected benefits	913	871	1,876	1,751
Expected return on plan assets	(642)	(601)	(1,319)	(1,210)
Amortization of gain	23	—	48	—

Net pension expense	$1,248	$1,073	$2,623	$2,101

12. Provision For Income Taxes

We recorded an income tax provision of $10.8 million and $24.0 million for the three and six months ended December 31, 2011, respectively, and $7.7 million and $16.3 million for the three and six months ended December 31, 2010, respectively. The expected tax provision derived from applying the U.S. federal statutory rate to our income before income tax provision for the three and six months ended December 31, 2011 differed from our recorded income tax provision primarily due to higher earnings in jurisdictions with lower income tax rates which are indefinitely reinvested.

Gross unrecognized tax benefits as of December 31, 2011 and June 30, 2011 were $7.1 million and $6.2 million, respectively. No significant interest and penalties have been accrued during fiscal year 2012. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next twelve months.

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

(in thousands)	EMEA	Americas	Corporate	Total
Three Months Ended December 31, 2011:
Revenues	$116,304	$78,837	$—	$195,141
Income (loss) before provision for income taxes	42,982	26,899	(27,969)	41,912
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	12,904	12,846	20	25,770
Interest expense	293	2	12,057	12,352
Other (income) expense, net	(702)	570	829	697
Capital expenditures	5,886	1,733	—	7,619
Three Months Ended December 31, 2010:
Revenues	$112,392	$55,768	$—	$168,160
Income (loss) before provision for income taxes	37,210	25,851	(21,402)	41,659
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	14,033	6,321	—	20,354
Interest expense	365	10	6,990	7,365
Other (income) expense, net	1,588	(242)	2,003	3,349
Capital expenditures	1,154	3,391	—	4,545
Six Months Ended December 31, 2011:
Revenues	$234,861	158,974	$—	393,835
Income (loss) before provision for income taxes	87,920	55,538	(53,848)	89,610
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	25,970	25,788	20	51,778
Interest expense	673	14	23,959	24,646
Other (income) expense, net	(908)	729	932	753
Capital expenditures	13,371	3,815	—	17,186
Six Months Ended December 31, 2010:
Revenues	$216,377	$110,691	$—	$327,068
Income (loss) before provision for income taxes	73,617	45,782	(37,201)	82,198
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	27,435	12,471	—	39,906
Interest expense	722	23	13,939	14,684
Other (income) expense, net	1,308	(487)	1,852	2,673
Capital expenditures	3,525	4,448	—	7,973
Total assets at December 31, 2011	1,128,004	783,773	108,782	2,020,559
Total assets at June 30, 2011	1,207,539	796,750	164,846	2,169,135

Geographic revenue information is based on the location of the customer and was as follows for the periods presented (in thousands):

	Europe *	United States	United Kingdom	Germany	All Other	Total
Three Months Ended December 31, 2011	$66,500	$57,464	$24,409	$21,941	$24,827	$195,141
Three Months Ended December 31, 2010	63,748	35,569	25,054	20,389	23,400	168,160
Six Months Ended December 31, 2011	133,943	114,758	49,696	44,282	51,156	393,835
Six Months Ended December 31, 2010	122,184	71,028	48,952	39,098	45,806	327,068

*	Excludes the United Kingdom and Germany.

14. Subsequent Events

On February 7, 2012, we announced that the Audit Committee of our Board of Directors approved the payment of a quarterly cash dividend of $0.10 per outstanding share of common stock and per outstanding restricted stock unit. The Audit Committee also approved a quarterly stock dividend equivalent of $0.10 per outstanding restricted stock unit granted to certain of our executive officers during fiscal years 2011 and 2012 in lieu of the cash dividend, which dividend equivalent will be paid to the restricted stock unit holders as the restricted stock unit vests. The dividends are payable on March 6, 2012 to stockholders and restricted stock unit holders of record at the close of business on February 21, 2012.

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

All percentage amounts and ratios were calculated using the underlying data in whole dollars and may reflect rounding adjustments. Operating results for the three and six months ended December 31, 2011 are not necessarily indicative of the results that may be expected for any future period. We describe the effects on our results that are attributed to the change in foreign currency exchange rates by measuring the incremental difference between translating the current and prior period results at the monthly average rates for the same period from the prior year.

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

We serve over 75,000 customers and are active in over 60 countries across six continents with approximately 2,400 employees. Our customers include more than 1,500 automobile insurance companies, 36,500 collision repair facilities, 7,000 independent assessors and 30,000 automotive recyclers, auto dealers and others. We derive revenues from many of the world’s largest automobile insurance companies, including the ten largest automobile insurance companies in Europe and nine of the ten largest automobile insurance companies in North America.

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

The table below sets forth our revenues by reportable segment and as a percentage of our total revenues for the periods indicated (dollars in millions):

	00000000	00000000	00000000	00000000	00000000	00000000	00000000	00000000
	Three Months Ended December 31,				Six Months Ended December 31,
	2011		2010		2011		2010
EMEA	$116.3	59.6%	$112.4	66.8%	$234.9	59.6%	$216.4	66.2%
Americas	78.8	40.4	55.8	33.2	158.9	40.4	110.7	33.8

Total	$195.1	100.0%	$168.2	100.0%	$393.8	100.0%	$327.1	100.0%

The increase in the revenues of our Americas reportable segment is primarily due to revenue contributions from Explore, acquired in June 2011.

Set forth below is our revenues from each of our principal customer categories and as a percentage of revenues for the periods indicated (dollars in millions):

	000000	000000	000000	000000	000000	000000	000000	000000
	Three Months Ended December 31,				Six Months Ended December 31,
	2011		2010		2011		2010
Insurance companies	$88.6	45.4%	$68.1	40.5%	$178.8	45.4%	$132.2	40.4%
Collision repair facilities	63.9	32.8	59.7	35.5	128.5	32.6	115.4	35.3
Independent assessors	19.4	9.9	17.8	10.6	38.6	9.8	34.4	10.5
Automotive recyclers and other	23.2	11.9	22.6	13.4	47.9	12.2	45.1	13.8

Total	$195.1	100.0%	$168.2	100.0%	$393.8	100.0%	$327.1	100.0%

The increase in the revenues from insurance companies is primarily due to revenue contributions from Explore, acquired in June 2011.

During the three and six months ended December 31, 2011, the United States, the United Kingdom and Germany were the only countries that individually represented more than 10% of total revenues.

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

Foreign currency. During each of the three and six months ended December 31, 2011, we generated approximately 71%, and during the three and six months ended December 31, 2010, we generated approximately 79% and 78%, respectively, of our revenues and incurred a majority of our costs, in currencies other than the U.S. dollar, primarily the Euro. We translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period for our statement of income and certain components of stockholders’ equity and the exchange rate at the end of that period for the balance sheet. These translations resulted in net foreign currency translation adjustments of $(24.1) million and $(58.9) million for the three and six months ended December 31, 2011, respectively, and $(13.4) million and $34.8 million during the three and six months ended December 31, 2010, respectively, which are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction losses recognized in our consolidated statements of income were $0.1 million and $0.2 million during the three and six months ended December 31, 2011, respectively, and $4.0 million and $3.8 million during the three and six months ended December 31, 2010, respectively.

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

Period	Average Euro-to- U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2010	$1.29	$1.55
Quarter ended December 31, 2010	1.36	1.58
Quarter ended March 31, 2011	1.37	1.60
Quarter ended June 30, 2011	1.44	1.63
Quarter ended September 30, 2011	1.42	1.61
Quarter ended December 31, 2011	1.35	1.57

During the three months ended December 31, 2011 as compared to the three months ended December 31, 2010, the U.S. dollar strengthened against most major foreign currencies we use to transact our business. The average U.S. dollar strengthened versus the Euro by 0.8% and the Pound Sterling by 0.6%, which decreased our revenues and expenses for the three months ended December 31, 2011. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in an increase or decrease, as the case may be, to our revenues of $6.9 million and $14.0 million during the three and six months ended December 31, 2011, respectively.

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

Share-based compensation expense. We incurred pre-tax, non-cash share-based compensation charges of $4.5 million and $8.1 million during the three and six months ended December 31, 2011, respectively, and $2.7 million and $4.8 million during the three and six months ended December 31, 2010, respectively. We expect to recognize additional pre-tax, non-cash share-based compensation charges related to share-based awards outstanding at December 31, 2011 of approximately $37.8 million ratably over the remaining weighted-average vesting period of 2.9 years.

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

Results of Operations

Our results of operations include the results of operations of acquired companies from the date of the respective acquisitions.

The table below sets forth statement of income data, including the amount and percentage changes for the periods indicated (dollars in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2011	2010	Change		2011	2010	Change
	$	$	$	%	$	$	$	%
Revenues	195,141	168,160	26,981	16.0	393,835	327,068	66,767	20.4

Cost of revenues:
Operating expenses	41,999	33,697	8,302	24.6	85,617	64,839	20,778	32.0
Systems development and programming costs	17,893	17,247	646	3.7	36,938	32,759	4,179	12.8

Total cost of revenues (excluding depreciation and amortization)	59,892	50,944	8,948	17.6	122,555	97,598	24,957	25.6
Selling, general & administrative expenses	52,010	44,847	7,163	16.0	100,431	86,673	13,758	15.9
Depreciation and amortization	25,770	20,354	5,416	26.6	51,778	39,906	11,872	29.8
Restructuring charges, asset impairments and other costs associated with exit and disposal activities	113	(991)	1,104	(111.4)	310	1,499	(1,189)	(79.3)
Acquisition and related costs	2,395	633	1,762	278.2	3,752	1,837	1,915	104.3
Interest expense	12,352	7,365	4,987	67.7	24,646	14,684	9,962	67.8
Other expense, net	697	3,349	(2,652)	(79.2)	753	2,673	(1,920)	(71.8)

	153,229	126,501	26,728	21.1	304,225	244,870	59,355	24.2
Income before provision for income taxes	41,912	41,659	253	0.6	89,610	82,198	7,412	9.0
Income tax provision	10,775	7,722	3,053	39.6	24,028	16,322	7,706	47.2

Net income	31,137	33,937	(2,800)	(8.3)	65,582	65,876	(294)	(0.4)
Less: Net income attributable to noncontrolling interests	2,913	3,018	(105)	(3.5)	6,119	5,833	286	4.9

Net income attributable to Solera Holdings, Inc.	28,224	30,919	(2,695)	(8.7)	59,463	60,043	(580)	(1.0)

The table below sets forth our statement of income data expressed as a percentage of revenues for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
Operating expenses	21.5	20.0	21.7	19.8
Systems development and programming costs	9.2	10.3	9.4	10.0

Total cost of revenues (excluding depreciation and amortization)	30.7	30.3	31.1	29.8
Selling, general & administrative expenses	26.7	26.7	25.5	26.5
Depreciation and amortization	13.2	12.1	13.1	12.2
Restructuring charges, asset impairments and other costs associated with exit and disposal activities	0.1	(0.6)	0.1	0.5
Acquisition and related costs	1.2	0.4	1.0	0.6
Interest expense	6.3	4.4	6.3	4.5
Other expense, net	0.4	2.0	0.2	0.8

	78.5	75.2	77.2	74.9

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Income before provision for income taxes	21.5	24.8	22.8	25.1
Income tax provision	5.5	4.6	6.1	5.0

Net income	16.0	20.2	16.7	20.1
Less: Net income attributable to noncontrolling interests	1.5	1.8	1.6	1.8

Net income attributable to Solera Holdings, Inc.	14.5%	18.4%	15.1%	18.4%

Revenues

Three Months Ended December 31, 2011 vs. Three Months Ended December 31, 2010. During the three months ended December 31, 2011, revenues increased $26.9 million, or 16.0%, and include revenues from Explore of $21.3 million. After adjusting for changes in foreign currency exchange rates and excluding revenues from Explore, revenues increased $8.5 million, or 5.1%, during the three months ended December 31, 2011 resulting from growth in transaction and subscription revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

Our EMEA revenues increased $3.9 million, or 3.5%, to $116.3 million. After adjusting for changes in foreign currency exchange rates, EMEA revenues increased $5.8 million, or 5.1%, during the three months ended December 31, 2011 resulting from transaction and subscription revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

Our Americas revenues increased $23.0 million, or 41.4%, to $78.8 million and include revenues from Explore of $21.3 million. After adjusting for changes in foreign currency exchange rates and excluding revenues from Explore, Americas revenues increased $2.7 million, or 4.9%, during the three months ended December 31, 2011 resulting from growth in transaction and subscription revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

Six Months Ended December 31, 2011 vs. Six Months Ended December 31, 2010. During the six months ended December 31, 2011, revenues increased $66.7 million, or 20.4%, and include revenues from Explore of $42.5 million. After adjusting for changes in foreign currency exchange rates and excluding revenues from Explore, revenues increased $16.7 million, or 5.1%, during the six months ended December 31, 2011 resulting from growth in transaction and subscription revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

Our EMEA revenues increased $18.5 million, or 8.5%, to $234.9 million. After adjusting for changes in foreign currency exchange rates, EMEA revenues increased $11.3 million, or 5.2%, during the six months ended December 31, 2011 resulting from growth in transaction and subscription revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

Our Americas revenues increased $48.2 million, or 43.6%, to $158.9 million and include revenues from Explore of $42.5 million. After adjusting for changes in foreign currency exchange rates and excluding revenues from Explore, Americas revenues increased $5.4 million, or 4.8%, during the six months ended December 31, 2011 resulting from growth in transaction and subscription revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

Revenue growth for each of our customer categories was as follows:

	Three Months Ended December 31, 2011		Six Months Ended December 31, 2011
(dollars in millions)	Revenue Growth	Percentage Change	Revenue Growth	Percentage Change
Insurance companies	$20.5	30.2%	$46.6	35.3%
Collision repair facilities	4.2	7.1	13.1	11.4
Independent assessors	1.6	9.0	4.2	12.3
Automotive recyclers and other	0.6	2.7	2.8	6.2

Total	$26.9	16.0%	$66.7	20.4%

Revenue growth for each of our customer categories after adjusting for changes in foreign currency exchange rates was as follows:

	Three Months Ended December 31, 2011		Six Months Ended December 31, 2011
(dollars in millions)	Revenue Growth	Percentage Change	Revenue Growth	Percentage Change
Insurance companies	$22.0	32.3%	$44.0	33.3%
Collision repair facilities	5.3	8.8	10.5	9.1
Independent assessors	1.9	10.5	2.9	8.4
Automotive recyclers and other	0.6	2.9	1.8	4.1

Total	$29.8	17.7%	$59.2	18.1%

The increase in the revenues from insurance companies is primarily due to revenue contributions from Explore, acquired in June 2011.

Operating expenses

Three Months Ended December 31, 2011 vs. Three Months Ended December 31, 2010. During the three months ended December 31, 2011, operating expenses increased $8.3 million, or 24.6%, and include operating expenses from Explore of $9.1 million. After adjusting for changes in foreign currency exchange rates and excluding operating expenses of Explore, operating expenses decreased $0.8 million, or 2.3%, during the three months ended December 31, 2011 primarily due to a decrease in operating expenses in our EMEA segment.

Our EMEA operating expenses decreased $0.7 million, or 3.7%. After adjusting for changes in foreign currency exchange rates, EMEA operating expenses decreased $0.9 million, or 4.0%, during the three months ended December 31, 2011 primarily due to decreases in personnel and equipment expenses of $0.6 million and $0.7 million, respectively, offset by an increase in third party license fees of $0.4 million resulting from the increase in EMEA revenues.

Our Americas operating expenses increased $9.0 million, or 80.6%, and include operating expenses from Explore of $9.1 million. After adjusting for changes in foreign currency exchange rates and excluding the operating expenses of Explore, Americas operating expenses increased $0.1 million, or 0.3%, during the three months ended December 31, 2011 resulting from the increase in Americas revenues.

Six Months Ended December 31, 2011 vs. Six Months Ended December 31, 2010. During the six months ended December 31, 2011, operating expenses increased $20.8 million, or 32.0%, and include operating expenses from Explore of $18.6 million. After adjusting for changes in foreign currency exchange rates and excluding operating expenses of Explore, operating expenses decreased $0.3 million, or 0.4%, during the six months ended December 31, 2011 primarily due to a decrease in operating expenses in our EMEA segment.

Our EMEA operating expenses increased $2.5 million, or 5.5%. After adjusting for changes in foreign currency exchange rates, EMEA operating expenses decreased $0.1 million, or 0.3%, during the six months ended December 31, 2011 due to decreases in personnel and equipment expenses of $0.7 million and $0.3 million, respectively, offset by an increase in third party license fees of $0.9 million resulting from the increase in EMEA revenues.

Our Americas operating expenses increased $18.3 million, or 82.5%, and include operating expenses from Explore of $18.6 million. After adjusting for changes in foreign currency exchange rates and excluding the operating expenses of Explore, Americas operating expenses decreased $0.2 million, or 1.3%, during the six months ended December 31, 2011 due principally to cost savings initiatives implemented in fiscal year 2011.

Systems development and programming costs

Three Months Ended December 31, 2011 vs. Three Months Ended December 31, 2010. During the three months ended December 31, 2011, systems development and programming costs (“SD&P”) increased $0.6 million, or 3.7%, and include

SD&P from Explore of $0.6 million. After adjusting for changes in foreign currency exchange rates and excluding SD&P of Explore, SD&P decreased $0.2 million, or 1.0%, during the three months ended December 31, 2011 primarily due to a decrease in SD&P expenses in our EMEA segment.

Our EMEA SD&P decreased $0.1 million, or 0.9%. After adjusting for changes in foreign currency exchange rates, EMEA SD&P decreased $0.4 million, or 2.9%, during the three months ended December 31, 2011 primarily due to a decrease in personnel costs resulting from cost savings initiatives implemented in fiscal year 2011.

Our Americas SD&P increased $0.7 million, or 14.5%, and include SD&P from Explore of $0.6 million. After adjusting for changes in foreign currency exchange rates and excluding SD&P of Explore, Americas SD&P increased $0.2 million, or 3.4%, during the three months ended December 31, 2011 primarily due to an increase in personnel costs.

Six Months Ended December 31, 2011 vs. Six Months Ended December 31, 2010. During the six months ended December 31, 2011, SD&P increased $4.2 million, or 12.8%, and include SD&P from Explore of $1.2 million. After adjusting for changes in foreign currency exchange rates and excluding SD&P of Explore, SD&P increased $0.9 million, or 2.9%, during the six months ended December 31, 2011 primarily due to an increase in SD&P expenses in our EMEA segment.

Our EMEA SD&P increased $3.0 million, or 13.6%. After adjusting for changes in foreign currency exchange rates, EMEA SD&P increased $1.0 million, or 4.7%, during the six months ended December 31, 2011 primarily due to an increase in personnel costs of $0.6 million and external development costs of $0.4 million to support the development and introduction of new products and services.

Our Americas SD&P increased $1.2 million, or 10.9%, and include SD&P from Explore of $1.2 million. After adjusting for changes in foreign currency exchange rates and excluding SD&P of Explore, Americas SD&P decreased $0.1 million, or 0.9%, during the six months ended December 31, 2011 primarily due to a decrease in personnel costs.

Selling, general and administrative expenses

Three Months Ended December 31, 2011 vs. Three Months Ended December 31, 2010. During the three months ended December 31, 2011, selling, general and administrative expenses (“SG&A”) increased $7.2 million, or 16.0%, and include SG&A from Explore of $1.1 million. After adjusting for changes in foreign currency exchange rates and excluding SG&A of Explore, SG&A increased $6.4 million, or 14.2%, primarily due to a $3.3 million increase in personnel, recruiting and other general and administrative expenses primarily related to the expansion of our corporate and regional functions to support continued organizational growth, a $1.8 million increase in stock-based compensation expense, a $0.7 million increase in advertising and marketing expenses, and $0.6 million in SG&A contributions from immaterial acquisitions during fiscal year 2012.

Six Months Ended December 31, 2011 vs. Six Months Ended December 31, 2010. During the six months ended December 31, 2011, SG&A increased $13.8 million, or 15.9%, and includes SG&A from Explore of $2.1 million. After adjusting for changes in foreign currency exchange rates and excluding SG&A of Explore, SG&A increased $9.5 million, or 10.9%, primarily due to a $3.4 million increase in stock-based compensation expense, a $4.4 million increase in personnel, recruiting and other general and administrative expenses primarily related to the expansion of our corporate and regional functions to support continued organizational growth, a $0.7 million increase in corporate audit and tax-related professional fees, $0.6 million in SG&A contributions from immaterial acquisitions during fiscal year 2012, and a $0.4 million increase in advertising and marketing expenses.

Notwithstanding the impact of fluctuations in the value of the U.S. dollar versus certain foreign currencies in which we transact business, we expect SG&A to continue to increase in the future in absolute dollars as we continue to expand our business into new markets, incur costs related to acquisitions and continue to incur costs associated with being a public company.

Depreciation and amortization

Three Months Ended December 31, 2011 vs. Three Months Ended December 31, 2010. During the three months ended December 31, 2011, depreciation and amortization increased by $5.4 million, or 26.6%, and include depreciation and amortization contributions from Explore of $7.0 million. After adjusting for changes in foreign currency exchange rates and excluding depreciation and amortization of Explore, depreciation and amortization decreased $1.8 million, or 8.9% for the three months ended December 31, 2011 primarily due to the continued decrease in amortization expense related to the intangible assets acquired in the CSG Acquisition since these intangible assets are being amortized on an accelerated basis.

Six Months Ended December 31, 2011 vs. Six Months Ended December 31, 2010. During the six months ended December 31, 2011, depreciation and amortization increased by $11.9 million, or 29.8%, and include depreciation and amortization contributions from Explore of $14.1 million. After adjusting for changes in foreign currency exchange rates and excluding depreciation and amortization of Explore, depreciation and amortization decreased $4.2 million, or 10.5% for the six months ended December 31, 2011 primarily due to the continued decrease in amortization expense related to the intangible assets acquired in the CSG Acquisition since these intangible assets are being amortized on an accelerated basis.

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

Restructuring charges, asset impairments and other costs associated with exit and disposal activities

Three Months Ended December 31, 2011 vs. Three Months Ended December 31, 2010. During the three months ended December 31, 2011 and 2010, we incurred restructuring charges, asset impairments and other costs associated with exit and disposal activities of $0.1 million and $(1.0) million, respectively. The restructuring charges, asset impairments and other costs associated with exit and disposal activities incurred in the three months ended December 31, 2011 consist primarily of employee termination benefits.

The restructuring charges, asset impairments and other costs associated with exit or disposal activities incurred in the three months ended December 31, 2010 consist of the reversal of $1.8 million of a previously recognized restructuring charge related to a vendor contract under which, pursuant to a settlement and release agreement, we do not have any further obligations, offset by $0.3 million in charges related to the relocation of our corporate headquarters and global executive team to the Dallas-Fort Worth, Texas metroplex, $0.3 million in charges resulting from vacating our office facility in San Ramon, California, and $0.2 million in other charges primarily relating to employee termination benefits associated with other restructuring initiatives.

Six Months Ended December 31, 2011 vs. Six Months Ended December 31, 2010. During the six months ended December 31, 2011 and 2010, we incurred restructuring charges, asset impairments and other costs associated with exit and disposal activities of $0.3 million and $1.5 million, respectively. The restructuring charges, asset impairments and other costs associated with exit and disposal activities incurred in the six months ended December 31, 2011 consist primarily of employee termination benefits.

The restructuring charges, asset impairments and other costs associated with exit or disposal activities incurred in the six months ended December 31, 2010 consist of $1.5 million in charges resulting from vacating our office facility in San Ramon, California, $1.0 million in charges related to the relocation of our corporate headquarters and global executive team to the Dallas-Fort Worth, Texas metroplex, and $0.8 million in other charges primarily relating to employee termination benefits associated with other restructuring initiatives, offset by the reversal of $1.8 million of a previously recognized restructuring charge related to a vendor contract under which, pursuant to a settlement and release agreement, we do not have any further obligations.

We expect to incur additional restructuring charges in future years as we continue to undertake additional efforts to improve efficiencies in our business.

Acquisition and related costs

Three Months Ended December 31, 2011 vs. Three Months Ended December 31, 2010. During the three months ended December 31, 2011 and 2010, we incurred acquisition and related costs of $2.4 million and $0.6 million, respectively, which primarily consists of contingent purchase consideration that is deemed compensatory in nature.

Six Months Ended December 31, 2011 vs. Six Months Ended December 31, 2010. During the six months ended December 31, 2011 and 2010, we incurred acquisition and related costs of $3.8 million and $1.8 million, respectively, which primarily consists of contingent purchase consideration that is deemed compensatory in nature.

We expect to incur additional acquisition and related costs in future years related to compensatory contingent purchase consideration from completed acquisitions and as we continue to pursue potential business combinations and asset acquisitions as part of our plan to grow our business. Refer to Note 3 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for the amount of remaining potential charges associated with completed acquisitions.

Interest expense

Three Months Ended December 31, 2011 vs. Three Months Ended December 31, 2010 . During the three months ended December 31, 2011, interest expense increased $5.0 million, due primarily to accrued interest expense related to the Senior Notes issued in June 2011, partially offset by a decrease in interest expense resulting from the expiration of our interest rate swaps in June 2011.

Six Months Ended December 31, 2011 vs. Six Months Ended December 31, 2010. During the six months ended December 31, 2011, interest expense increased $10.0 million, due primarily to accrued interest expense related to the Senior Notes issued in June 2011, partially offset by a decrease in interest expense resulting from the expiration of our interest rate swaps in June 2011.

Notwithstanding fluctuations in the value of the U.S. dollar versus the Euro, we expect that our annual interest expense will increase in fiscal year 2012, as compared to fiscal year 2011, as a result of the interest on the Senior Notes.

Other (income) expense, net

Three Months Ended December 31, 2011 vs. Three Months Ended December 31, 2010. During the three months ended December 31, 2011 and 2010, we recognized other expense, net of $0.7 million and $3.3 million, respectively. The change in other expense, net of $(2.7) million was primarily due to net foreign currency transaction losses on transactions denominated in a currency other than the functional currency of the local company.

Six Months Ended December 31, 2011 vs. Six Months Ended December 31, 2010. During the six months ended December 31, 2011 and 2010, we recognized other expense, net of $0.8 million and $2.7 million, respectively. The change in other expense, net of $(1.9) million was primarily due to net foreign currency transaction losses on transactions denominated in a currency other than the functional currency of the local company.

Income tax provision

Three Months Ended December 31, 2011 vs. Three Months Ended December 31, 2010. During the three months ended December 31, 2011 and 2010, we recorded an income tax provision of $10.8 million and $7.7 million, respectively, which resulted in an effective tax rate of 25.7% and 18.5%, respectively. The increase in the effective tax rate was primarily attributable to a reduction in U.S. income tax benefits as a result of the reduction of the valuation allowance on the U.S. deferred tax assets in fiscal year 2011.

Six Months Ended December 31, 2011 vs. Six Months Ended December 31, 2010. During the six months ended December 31, 2011 and 2010, we recorded an income tax provision of $24.0 million and $16.3 million, respectively, which resulted in an effective tax rate of 26.8% and 19.9%, respectively. The increase in the effective tax rate was primarily attributable to a reduction in U.S. income tax benefits as a result of the reduction of the valuation allowance on the U.S. deferred tax assets in fiscal year 2011 as well as discrete tax benefits related to changes in tax rates in certain foreign jurisdictions and the release of a portion of the foreign valuation allowance during the six months ended December 31, 2010.

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

The Senior Notes contain certain covenants including, among others, restrictions related to dividends, distributions, repurchases of equity, prepayments of debt or additional indebtedness, investments, liens on assets, mergers with another company, dispositions of assets, and transactions with affiliates. We are in compliance with the specified financial covenants of the Senior Notes at December 31, 2011.

In May 2007, we entered into an amended and restated senior secured credit facility, which provides us with the following borrowing commitments: a $50.0 million revolving credit facility that expires on April 13, 2012; a $230.0 million U.S. term loan; and a €280.0 million European term loan. As of December 31, 2011, we had $210.9 million and $326.1 million (€251.8 million) in outstanding loans under the U.S. term loan and European term loan, respectively, with interest rates of 2.3% and 3.2%, respectively. The U.S. term loan and European term loan mature in May 2014. No borrowings were outstanding under the revolving credit facility at December 31, 2011.

The amended and restated senior secured credit facility contains a leverage ratio, which is applicable only if specified minimum borrowings are outstanding during a quarter. In addition, the amended and restated senior secured credit facility contains covenants restricting us from undertaking specified corporate actions, including but not limited to asset dispositions, acquisitions, payment of dividends and other specified payments, changes of control, incurrence of indebtedness, capital expenditures, creation of liens, making loans and investments and transactions with affiliates. We are in compliance with the specified financial covenants of the amended and restated senior secured credit facility at December 31, 2011.

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

The remaining 7% noncontrolling ownership interest in our majority-owned AUTOonline subsidiary is subject to a put-call option. The put-call option on the remaining noncontrolling ownership interest may be exercised by any party beginning in fiscal year 2013 at a redemption value equal to ten times AUTOonline’s consolidated EBITDA for the fiscal year ended prior to the exercise date, subject to adjustment under certain circumstances.

In November 2011, our Board of Directors approved a share repurchase program for up to a total of $180 million of our common stock through November 10, 2013. Share repurchases are made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. The repurchase program does not require us to purchase any specific number or amount of shares, and the timing and amount of such purchases will be determined by management based upon market conditions and other factors. In addition, the program may be amended or terminated at the discretion of our Board of Directors. Through December 31, 2011, we have repurchased 0.9 million shares for $42.1 million.

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

On December 5, 2011, we paid a quarterly cash dividend with a value of $0.10 per outstanding share of common stock and per outstanding restricted stock unit to our stockholders and restricted stock unit holders of record on November 17, 2011. The aggregate dividend payment for the six months ended December 31, 2011 was $14.3 million. On February 7, 2012, we announced that the Audit Committee of our Board of Directors approved the payment of a quarterly cash dividend of $0.10 per outstanding share of common stock and per outstanding restricted stock unit. The Audit Committee of our Board of Directors also approved a quarterly stock dividend equivalent of $0.10 per outstanding restricted stock unit granted to certain of our executive officers during fiscal years 2011 and 2012 in lieu of the cash dividend, which dividend equivalent will be paid to the restricted stock unit holders as the restricted stock unit vests. The dividends are payable on March 6, 2012 to stockholders and restricted stock unit holders of record at the close of business on February 21, 2012. Any determination to pay dividends in future periods will be at the discretion of our Board of Directors. The indenture governing the Senior Notes and our amended and restated senior secured credit facility include restrictions on our ability to pay dividends on our common stock.

As of December 31, 2011 and June 30, 2011, we had cash and cash equivalents of $353.5 million and $371.1 million, respectively. We believe that our existing cash on hand and cash flow from operations will be sufficient to fund currently anticipated working capital, capital spending and debt service requirements, as well as acquisition and strategic opportunities currently under review, for at least the next twelve months. We currently do not have any pending agreements with respect to any acquisition or strategic opportunity. We regularly review acquisition and other strategic opportunities, which may require additional debt or equity financing. If we raise additional funds by issuing equity securities, further dilution to our then-existing stockholders may result. Additional debt financing may include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any equity or debt financing may contain terms, such as liquidation and other preferences that are not favorable to us or our stockholders.

At December 31, 2011, our total current and long-term debt obligations were $1.0 billion, consisting of $450.0 million related to the Senior Notes due in June 2018, $537.0 million related to the amended and restated senior secured credit facility due in May 2014 and $17.4 million related to the subordinated note payable to the sellers of HPI. The subordinated note payable to the sellers of HPI was repaid in full in January 2012. Our management believes that our cash is best utilized by investing in the future growth of our business, either through penetration of new geographic markets or acquisitions and other strategic opportunities. Accordingly, we intend to pursue the refinancing of our amended and restated senior secured credit facility to, among other things, create additional operational flexibility given the size of our company today versus 2006 (when the credit facility was put in place) and to extend the maturity date. We do not currently intend to redeem the Senior Notes prior to the June 2018 maturity date.

The following summarizes our primary sources and uses of cash in the periods presented (in millions):

	Six Months Ended December 31,
	2011	2010	Change
Operating activities	$111.6	$95.5	$16.1
Investing activities	(28.5)	(6.2)	(22.3)
Financing activities	(70.1)	(10.2)	(59.9)

Operating activities. The $16.1 million increase in cash provided by operating activities was primarily the result of an increase in net income, after considering non-cash adjustments, of $17.2 million and by changes in working capital.

Investing activities. The $22.3 million increase in cash used in investing activities was primarily attributable to an increase in capital expenditures of $9.5 million (net of proceeds from sales of property and equipment) and an increase in acquisitions of and investments in businesses of $9.0 million.

Financing activities. The $59.9 million increase in cash used in financing activities was primarily attributable to payments to repurchase shares of our common stock of $42.1 million, the acquisition of additional shares in a majority-owned subsidiary of $9.5 million and a decrease in proceeds from our employee stock purchase plan and exercises of stock options of $6.8 million.

Off-Balance Sheet Arrangements and Related Party Transactions

As of December 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Certain minority stockholders of our international subsidiaries are also commercial purchasers and users of our software and services. Revenue transactions with all of the individual minority stockholders in the aggregate were less than 10% of our consolidated revenue for the six months ended December 31, 2011 and 2010, and aggregate accounts receivable from the minority stockholders represent less than 10% of consolidated accounts receivable at December 31, 2011 and June 30, 2011.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in our consolidated financial statements. On an ongoing basis, we evaluate estimates. We base our estimates on historical experiences and assumptions which we believe to be reasonable under the circumstances. These estimates form the basis for our judgments that affect the amounts reported in the consolidated financial statements. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 to our audited consolidated financial statements for the year ended June 30, 2011 and our critical accounting policies are more fully described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each of which are included in our Annual Report on Form 10-K for the year ended June 30, 2011 filed with the SEC on August 29, 2011. There were no significant changes in our critical accounting policies and estimates during the three months ended December 31, 2011.

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

Period	Average Euro-to- U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2010	$1.29	$1.55
Quarter ended December 31, 2010	1.36	1.58
Quarter ended March 31, 2011	1.37	1.60
Quarter ended June 30, 2011	1.44	1.63
Quarter ended September 30, 2011	1.42	1.61
Quarter ended December 31, 2011	1.35	1.57

During the three months ended December 31, 2011 as compared to the three months ended December 31, 2010, the U.S. dollar strengthened against most major foreign currencies we use to transact our business. The average U.S. dollar strengthened versus the Euro by 0.8% and the Pound Sterling by 0.6%, which decreased our revenues and expenses for the three months ended December 31, 2011. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in an increase or decrease, as the case may be, to our revenues of $6.9 million and $14.0 million during the three and six months ended December 31, 2011, respectively.

Interest Rate Risk

We are exposed to interest rate risks primarily through variable interest rate borrowings under our amended and restated senior secured credit facility. Our weighted-average borrowings outstanding under our amended and restated senior secured credit facility during the six months ended December 31, 2011 were $539.1 million. The weighted average interest rate on our term loans during the six months ended December 31, 2011 was 2.8%. A hypothetical 1% increase or decrease in interest rates would have resulted in an approximately $2.8 million change to our interest expense for the six months ended December 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures and, based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Changes in Internal Controls

We did not identify any changes in our internal control over financial reporting that occurred during the second quarter of fiscal year 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We derive a substantial portion of our revenues from sales to large insurance companies and collision repair facilities that have relationships with these insurance companies. During the six months ended December 31, 2011, we derived 12.6% of our revenues from our ten largest insurance company customers. The largest three of these customers accounted for 2.1%, 2.0%, and 1.7%, respectively, of our revenues during the six months ended December 31, 2011. A loss of one or more of these customers would result in a significant decrease in our revenues, including the business generated by collision repair facilities associated with those customers. Furthermore, many of our arrangements with European customers are terminable by them on short notice or at any time. During the quarter ended December 31, 2011, we were notified by a U.S. insurance company customer that it will not renew its contract with us, and we expect this customer to transition to another provider during fiscal year 2013. This contract accounted for approximately 2% of our total revenues in each of fiscal year 2011 and the six months ended December 31, 2011, respectively. In addition, disputes with customers may lead to delays in payments to us, terminations of agreements or litigation. Additional terminations or non-renewals of customer contracts or reductions in business from our large customers would harm our business, financial condition and results of operations.

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

We derive most of our revenues, and incur most of our costs, including a portion of our debt service costs, in currencies other than the U.S. dollar, mainly the Euro. In our historical financial statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period for our consolidated statement of income and certain components of stockholders’ equity or the exchange rate at the end of that period for the consolidated balance sheet. These translations resulted in a net foreign currency translation adjustment of $(58.9) million and $34.8 million for the six months ended December 31, 2011 and 2010, respectively. Ongoing global economic conditions have impacted currency exchange rates.

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

Period	Average Euro-to- U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2010	$1.29	$1.55
Quarter ended December 31, 2010	1.36	1.58
Quarter ended March 31, 2011	1.37	1.60
Quarter ended June 30, 2011	1.44	1.63
Quarter ended September 30, 2011	1.42	1.61
Quarter ended December 31, 2011	1.35	1.57

During the three months ended December 31, 2011 as compared to the three months ended December 31, 2010, the U.S. dollar strenghtened against most major foreign currencies we use to transact our business. The average U.S. dollar strengthened versus the Euro by 0.8% and the Pound Sterling by 0.6%, which decreased our revenues and expenses for the three months ended December 31, 2011. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in an increase or decrease, as the case may be, to our revenues of $6.9 million and $14.0 million during the three and six months ended December 31, 2011, respectively.

We currently do not hedge our exposure to foreign currency risks. During the six months ended December 31, 2011 and 2010, we recognized net foreign currency transaction losses in our consolidated statements of operations of $0.2 million and $3.8 million, respectively.

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

Our growth is dependent upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. We have addressed and will continue to address the need to introduce new products both through internal development and through acquisitions of other companies and technologies that would complement or extend our business or enhance our technological capability. In fiscal year 2011, we acquired two businesses, including Explore. The acquisition of Explore is our largest acquisition to date. In fiscal year 2012 to date, we have acquired one business, substantially all of the assets of another business and a majority of the outstanding shares of a third business.

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

We have a significant amount of indebtedness. As of December 31, 2011, our indebtedness, including current maturities, was $1.0 billion, of which $537.0 million matures in May 2014 and $450.0 million matures in June 2018. We have the ability to borrow an additional $50.0 million under our amended and restated senior credit facility, which borrowing capacity expires in April 2012. During the six months ended December 31, 2011, our aggregate interest expense was $24.6 million and cash paid for interest was $9.1 million. As a result of our issuance of $450 million in senior unsecured notes to finance the purchase price of the Explore acquisition, we expect our interest expense and cash interest expense to significantly increase in fiscal year 2012 as compared to fiscal year 2011.

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

Pursuant to agreements entered into prior to the CSG Acquisition, the noncontrolling stockholders of certain of our majority-owned subsidiaries have the right to require us to redeem their shares at the then fair market value. For financial statement reporting purposes, the estimated fair market value of these redeemable noncontrolling interests was $70.9 million at December 31, 2011. If the redemption rights were exercised, such redemptions may require a waiver under our amended and restated senior credit facility. Obtaining such a waiver would be subject to conditions prevalent in the capital markets at that time, and could involve changes to the terms of our amended and restated senior credit facility, including changes that could result in our incurring additional interest expense. If we were not able to obtain such a waiver, we could be in breach of our amended and restated senior credit facility or in breach of our agreements with the noncontrolling stockholders.

We are active in over 60 countries, where we are subject to country-specific risks that could adversely impact our business and results of operations.

During the six months ended December 31, 2011, we generated approximately 71% of our revenues outside the U.S. and we expect revenues from non-U.S. markets to continue to represent a majority of our total revenues. Business and operations in individual countries are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, currency exchange controls and repatriation of earnings. Our results are also subject to the difficulties of coordinating our activities across over 60 different countries. Furthermore, our business strategy includes expansion of our operations into new and developing markets, which will require even greater international coordination, expose us to additional local government regulations and involve markets in which we do not have experience or established operations. In addition, our operations in each country are vulnerable to changes in socio-economic conditions and monetary and fiscal policies, intellectual property protection disputes, the settlement of legal disputes through foreign legal systems, the collection of receivables through foreign legal systems, exposure to possible expropriation or other governmental actions, unsettled political conditions, possible terrorist attacks and pandemic disease. These and other factors may harm our operations in those countries and therefore our business and results of operations.

We have a large amount of goodwill and other intangible assets as a result of acquisitions. Our earnings will be harmed if we suffer an impairment of our goodwill or other intangible assets.

We have a large amount of goodwill and other intangible assets and are required to perform an annual, or in certain situations a more frequent, assessment for possible impairment for accounting purposes. At December 31, 2011, we had goodwill and other intangible assets of $1.4 billion, or approximately 68% of our total assets. If we do not achieve our planned operating results or other factors impair these assets, we may be required to incur a non-cash impairment charge. Any impairment charges in the future will adversely affect our results of operations.

We may incur significant restructuring and severance charges in future periods, which would harm our operating results and cash position or increase debt.

We incurred restructuring charges of $0.3 million and $1.5 million during the six months ended December 31, 2011 and 2010, respectively. These charges consist primarily of relocation and termination benefits paid or to be paid to employees, lease obligations associated with vacated facilities and other costs incurred related to our restructuring initiatives. As of December 31, 2011, our remaining restructuring and severance obligations associated with these restructuring initiatives were $5.6 million.

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

Our lawsuit against Mitchell International, Inc. for patent infringement will be costly to litigate, could be decided adversely to us, and could adversely affect our intellectual property rights, distract our management and technical staff, and cause our stock price to decline.

On February 6, 2012, we filed a lawsuit against Mitchell International, Inc. in the United States District Court for the District of Delaware for infringement of one of our U.S. patents. We expect that our lawsuit, if we cannot resolve it before trial, could require several years to litigate, and at this stage we cannot predict the duration or cost of such litigation. We also expect that our lawsuit, even if it is determined in our favor or settled by us on favorable terms, will be costly to litigate, and that the cost of such litigation could have an adverse financial impact on our operating results. The litigation could also distract our management team and technical personnel from our other business operations, to the detriment of our business results. It is possible that we might not prevail in our lawsuit against Mitchell, in which case our costs of litigation would not be recovered, and we could effectively lose some of our patent rights. It is also possible that Mitchell might respond to our lawsuit by asserting counterclaims against us. Delays in the litigation, and any or all of these potential adverse results, could cause a substantial decline in our stock price.

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

Our effective tax rate could be adversely affected by our mix of earnings in countries with high versus low tax rates; by changes in the valuation of our deferred tax assets and liabilities; by a change in our assertion that our foreign earnings are indefinitely reinvested; by the outcomes of examinations, audits or disputes by or with relevant tax authorities; or by changes in tax laws and regulations. There have been several U.S. domestic and international laws recently enacted which could impact our current or future effective tax rate and we are in the process of evaluating this impact.

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

We began paying quarterly cash dividends to holders of our outstanding of common stock and restricted stock units in the quarter ended September 30, 2009. On February 7, 2012, we announced that the Audit Committee of our Board of Directors approved the payment of a quarterly cash dividend of $0.10 per outstanding share of common stock and per outstanding restricted stock unit. The Audit Committee also approved a quarterly stock dividend equivalent of $0.10 per outstanding restricted stock unit granted to certain of our executive officers during fiscal years 2011 and 2012 in lieu of the cash dividend, which dividend equivalent will be paid to the restricted stock unit holders as the restricted stock unit vests. The dividends are payable on March 6, 2012 to stockholders and restricted stock unit holders of record at the close of business on February 21, 2012. Any determination to pay dividends in future periods will be at the discretion of our Board of Directors. Our ability to pay dividends to holders of our common stock and restricted stock units in future periods may be limited by restrictive covenants under our amended and restated senior credit facility and the indenture for the Senior Notes. As a result, your only opportunity to achieve a return on your investment in us could be if the market price of our common stock appreciates and you sell your shares at a profit. We cannot assure you that the market price for our common stock will ever exceed the price that you pay.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In November 2011, our Board of Directors approved a share repurchase program for up to a total of $180 million of our common stock through November 10, 2013. Share repurchases are made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. The repurchase program does not require us to purchase any specific number or amount of shares, and the timing and amount of such purchases will be determined by management based upon market conditions and other factors. In addition, the program may be amended or terminated at the discretion of our Board of Directors. The following table provides the amount of shares repurchased during each month to date (in thousands, except per share amounts):

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
November 2011	347		$47.03	347	$163,659
December 2011	557		$46.33	557	$137,855

Total	904	(1)	$46.60	904	$137,855

(1)	Of the shares repurchased to date, the repurchase of 150,000 shares did not settle prior to December 31, 2011 and therefore these shares remain included in issued and outstanding common shares as of December 31, 2011.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tony Aquila, Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Renato Giger, Chief Financial Officer and Treasurer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	These exhibits are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we incorporate them by reference.

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

February 8, 2012