Form 10-Q
period 2012-03-31
SOLERA HOLDINGS, INC
filed 2012-05-10
CIK 1324245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the issuer’s common stock as of April 30, 2012 was 69,486,221.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SOLERA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	March 31, 2012	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$372,800	$371,101
Accounts receivable, net of allowance for doubtful accounts of $2,657 and $2,769 at March 31, 2012 and June 30, 2011, respectively	129,339	135,589
Other receivables	23,253	19,037
Other current assets	20,245	24,895
Deferred income tax assets	13,044	10,321
Total current assets	558,681	560,943
Property and equipment, net	57,480	64,485
Goodwill	1,027,762	1,059,749
Intangible assets, net	352,731	416,100
Other noncurrent assets	16,926	19,462
Noncurrent deferred income tax assets	45,200	48,396
Total assets	$2,058,780	$2,169,135
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	23,862	37,798
Accrued expenses and other current liabilities	146,257	140,270
Income taxes payable	12,519	10,837
Deferred income tax liabilities	2,679	1,187
Current portion of long-term debt	5,741	24,042
Total current liabilities	191,058	214,134
Long-term debt	989,644	1,020,383
Other noncurrent liabilities	23,505	24,127
Noncurrent deferred income tax liabilities	23,455	30,541
Total liabilities	1,227,662	1,289,185
Redeemable noncontrolling interests	88,462	94,841
Stockholders’ equity:
Solera Holdings, Inc. stockholders’ equity:
Common shares, $0.01 par value: 150,000 shares authorized; 69,454 and 70,795 issued and outstanding as of March 31, 2012 and June 30, 2011, respectively	585,884	587,265
Retained earnings	149,403	151,366
Accumulated other comprehensive income (loss)	(2,818)	36,413
Total Solera Holdings, Inc. stockholders’ equity	732,469	775,044
Noncontrolling interests	10,187	10,065
Total stockholders’ equity	742,656	785,109
Total liabilities and stockholders’ equity	$2,058,780	$2,169,135
See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Revenues	$197,997	$175,545	$591,832	$502,613
Cost of revenues:
Operating expenses	43,697	33,569	129,314	98,408
Systems development and programming costs	18,537	16,905	55,475	49,664
Total cost of revenues (excluding depreciation and amortization)	62,234	50,474	184,789	148,072
Selling, general and administrative expenses	51,129	50,095	151,560	136,768
Depreciation and amortization	25,802	20,575	77,580	60,481
Restructuring charges, asset impairments, and other costs associated with exit and disposal activities	5,777	716	6,088	2,215
Acquisition and related costs	1,906	1,144	5,658	2,981
Interest expense	11,868	7,506	36,514	22,189
Other (income) expense, net	619	(3,154)	1,372	(481)
	159,335	127,356	463,561	372,225
Income before provision for income taxes	38,662	48,189	128,271	130,388
Income tax provision (benefit)	9,139	(35,165)	33,166	(18,842)
Net income	29,523	83,354	95,105	149,230
Less: Net income attributable to noncontrolling interests	2,798	3,261	8,918	9,094
Net income attributable to Solera Holdings, Inc.	$26,725	$80,093	$86,187	$140,136
Net income attributable to Solera Holdings, Inc. per common share:
Basic	$0.38	$1.13	$1.22	$1.99
Diluted	$0.38	$1.13	$1.21	$1.98
Dividends paid per share	$0.10	$0.08	$0.30	$0.23
Weighted-average shares used in the calculation of net income attributable to Solera Holdings, Inc. per common share:
Basic	70,081	70,480	70,487	70,235
Diluted	70,411	70,818	70,849	70,563

See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$95,105	$149,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,580	60,481
Provision for doubtful accounts	1,959	1,344
Stock-based compensation	13,910	10,388
Deferred income taxes	(3,608)	(56,113)
Other	685	(738)
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Increase in accounts receivable	(2,415)	(14,777)
Increase in other assets	(10,751)	(7,193)
(Decrease) increase in accounts payable	(5,998)	2,079
Increase in accrued expenses and other liabilities	13,681	18,876
Net cash provided by operating activities	180,148	163,577
Cash flows from investing activities:
Capital expenditures	(19,680)	(13,913)
Acquisitions and capitalization of intangible assets	(2,761)	(1,561)
Proceeds from sale of property and equipment	1,104	1,380
Acquisitions of and investments in businesses, net of cash acquired	(10,582)	(5,030)
Proceeds from sales and maturities of short-term investments	—	42,826
Purchases of short-term investments	—	(42,826)
(Increase) decrease in restricted cash	(341)	3,185
Net cash used in investing activities	(32,260)	(15,939)
Cash flows from financing activities:
Proceeds from sale of shares in a majority-owned subsidiary	2,139	—
Acquisition of additional shares in majority-owned subsidiary	(9,491)	(13,080)
Payments of debt issuance costs	(560)	—
Payments of contingent purchase consideration	(100)	(413)
Principal payments on financed asset acquisitions	(1,802)	(1,923)
Repayments of long-term debt	(22,332)	(4,334)
Cash dividends paid on common shares and participating securities	(21,317)	(15,910)
Cash dividends paid to noncontrolling interests	(8,270)	(6,373)
Cash paid to repurchase common stock	(76,366)	—
Proceeds from stock purchase plan and exercise of stock options	2,466	10,796
Net cash used in financing activities	(135,633)	(31,237)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(10,556)	31,598
Net change in cash and cash equivalents	1,699	147,999
Cash and cash equivalents, beginning of period	371,101	240,522
Cash and cash equivalents, end of period	$372,800	$388,521
Supplemental cash flow information:
Cash paid for interest	$28,638	$23,250
Cash paid for income taxes	$28,752	$27,961
Supplemental disclosure of non-cash investing and financing activities:
Capital assets financed	$366	$2,179
Accrued contingent purchase consideration	$3,293	$800

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

Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), and therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated financial statements for the periods presented reflect all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the fiscal year ended June 30, 2011, included in our Annual Report on Form 10-K filed with the SEC on August 29, 2011. Our operating results for the three and nine month periods ended March 31, 2012 are not necessarily indicative of the results that may be expected for any future periods.

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

Recently Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) Topic No. 2011-04, Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which expands the disclosure requirements for fair value measurements using level 3 inputs. We adopted ASU Topic No. 2011-04 in the third quarter of our fiscal year 2012. The disclosures required by ASU Topic No. 2011-04 are provided in Note 9.

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

In September 2011, the FASB issued ASU Topic No. 2011-08, Testing Goodwill for Impairment, which amends current guidance on testing goodwill for impairment to provide entities with the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If it is determined that the fair value of the reporting unit is more likely than not less than the carrying amount based on qualitative factors, the two-step impairment test would be required. ASU Topic No. 2011-08 is effective for our annual goodwill impairment assessment for the fiscal year ended June 30, 2013.

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

The computation of basic and diluted net income attributable to Solera Holdings, Inc. per common share using the two-class method is as follows for the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Basic net income attributable to Solera Holdings, Inc. per common share:
Net income attributable to Solera Holdings, Inc.	$26,725	$80,093	$86,187	$140,136
Less: Dividends paid and undistributed earnings allocated to participating securities	(173)	(381)	(444)	(707)
Net income attributable to common shares – basic	$26,552	$79,712	$85,743	$139,429
Weighted-average number of common shares	70,081	70,521	70,487	70,304
Less: Weighted-average common shares subject to repurchase	—	(41)	—	(69)
Weighted-average number of common shares used to compute basic net income attributable to Solera Holdings, Inc. per common share	70,081	70,480	70,487	70,235
Basic net income attributable to Solera Holdings, Inc. per common share	$0.38	$1.13	$1.22	$1.99
Diluted net income attributable to Solera Holdings, Inc. per common share:
Net income attributable to Solera Holdings, Inc.	$26,725	$80,093	$86,187	$140,136
Less: Dividends paid and undistributed earnings allocated to participating securities	(173)	(379)	(442)	(704)
Net income attributable to common shares – diluted	$26,552	$79,714	$85,745	$139,432

Weighted-average number of common shares used to compute basic net income attributable to Solera Holdings, Inc. per common share	70,081	70,480	70,487	70,235
Dilutive effect of options to purchase common stock, restricted stock units and performance share units	330	338	362	328
Weighted-average number of common shares used to compute diluted net income attributable to Solera Holdings, Inc. per common share	70,411	70,818	70,849	70,563
Diluted net income attributable to Solera Holdings, Inc. per common share	$0.38	$1.13	$1.21	$1.98

The following securities that could potentially dilute earnings per share in the future are not included in the determination of diluted net income attributable to Solera Holdings, Inc. per common share (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Antidilutive options to purchase common stock and restricted stock units	213	32	524	90

3.	Contingent Purchase Consideration

In connection with business combinations completed since fiscal year 2009, we may be required to make contingent cash payments through fiscal year 2014 subject to the achievement of certain financial performance and product-related targets. At March 31, 2012, the maximum aggregate amount of remaining contingent cash payments to be paid is $20.1 million, of which $3.3 million was accrued at the acquisition date and included in the purchase price, and the remaining $16.8 million will be charged to acquisition and related costs in the statement of income as earned.

4.	Goodwill and Intangible Assets

Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31, 2012			June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortized intangible assets:
Internally developed software	$23,222	$(9,655)	$13,567	$22,197	$(7,454)	$14,743
Purchased customer relationships	296,738	(146,958)	149,780	304,688	(131,141)	173,547
Purchased tradenames and trademarks	34,821	(22,140)	12,681	36,323	(20,811)	15,512
Purchased software and database technology	419,899	(279,468)	140,431	435,125	(262,358)	172,767
Other	5,920	(3,063)	2,857	6,433	(1,636)	4,797
	$780,600	$(461,284)	$319,316	$804,766	$(423,400)	$381,366
Intangible assets not subject to amortization:
Purchased tradenames and trademarks with indefinite lives	33,415	—	33,415	34,734	—	34,734
	$814,015	$(461,284)	$352,731	$839,500	$(423,400)	$416,100

Goodwill

The following table summarizes the activity in goodwill for the nine months ended March 31, 2012 (in thousands):

	Balance at Beginning of Period	Current year Acquisitions	Other (2)	Foreign Currency Translation Effect	Balance at End of Period
EMEA (1)	$615,358	$—	$—	$(38,243)	$577,115
Americas (1)	444,391	212	7,401	(1,357)	450,647
Total	$1,059,749	$212	$7,401	$(39,600)	$1,027,762

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

The following table summarizes the activity in the liabilities associated with our restructuring initiatives and other exit and disposal activities for the nine months ended March 31, 2012 (in thousands):

	Employee Termination Benefits	Leases	Other	Total
Balance at June 30, 2011	$1,226	$6,309	$—	$7,535
Restructuring charges	5,838	(327)	577	6,088
Cash payments	(297)	(2,809)	(577)	(3,683)
Other	(110)	456	—	346
Effect of foreign exchange	(6)	—	—	(6)
Balance at March 31, 2012	$6,651	$3,629	$—	$10,280

In the third quarter of fiscal year 2012, we initiated a restructuring plan in our EMEA segment (the “EMEA 2012 Restructuring Plan”). The primary objective of the EMEA 2012 Restructuring Plan is to better align the skill sets and capabilities of our German operations with our core mission and promote efficiency and profitable innovation within the region. Under the EMEA 2012 Restructuring Plan, we terminated approximately 30 employees and incurred employee termination benefits and related expenses of approximately €4.3 million. The restructuring charges incurred under the EMEA 2012 Restructuring Plan are expected to be paid through fiscal year 2013.

In fiscal year 2011, we announced the relocation of our corporate headquarters and global executive team from San Diego, California to the Dallas-Fort Worth, Texas metroplex (the “Corporate Relocation Plan”). The primary objectives of the Corporate Relocation Plan are to provide us with access to a broader employee recruitment pool; improved labor arbitrage and other cost efficiencies; and improved mobility and access to our markets around the world. The relocation is expected to improve the effectiveness of our senior management team and our operations, and result in long-term cost savings. Under the Corporate Relocation Plan, we anticipate incurring expenses of approximately $2.5 million, primarily consisting of relocation benefits paid to current employees, facility relocation costs and termination benefits for corporate employees that are not relocating. The remaining restructuring charges anticipated to be incurred under the Corporate Relocation Plan of approximately $0.4 million are expected to be paid in fiscal year 2012. During the three and nine months ended March 31, 2012, we reversed previously accrued restructuring charges of $0.1 million and incurred restructuring charges of $0.1 million, respectively, under the Corporate Relocation Plan.

In prior fiscal years, we initiated restructuring plans in our Americas and EMEA segments (the “Prior Restructuring Plans”). Under the Prior Restructuring Plans, as of March 31, 2012, we have a remaining liability for employee termination benefits of $0.8 million, which we will pay through fiscal year 2013, and a remaining lease-related restructuring liability of $3.6 million, which we will pay through July 2013. During the nine months ended March 31, 2012, we reversed previously accrued restructuring charges of $0.1 million, respectively, under the Prior Restructuring Plans.

The following table summarizes restructuring charges, asset impairments and other costs associated with exit and disposal activities for the periods indicated (in thousands):

	Corporate Relocation Plan	EMEA 2012 Restructuring Plan	Other Restructuring Plans	Prior Restructuring Plans	Total
Three Months Ended March 31, 2012
Employee termination benefits	$—	$5,377	$218	$—	$5,595
Leases	(357)	—	—	—	(357)
Other	284	255	—	—	539
Total restructuring charges, asset impairments, and other costs associated with exit and disposal activities	$(73)	$5,632	$218	$—	$5,777
Three Months Ended March 31, 2011
Employee termination benefits	$—	$—	$429	$(142)	$287
Leases	410	—	—	(127)	283
Other	85	—	—	61	146
Total restructuring charges, asset impairments, and other costs associated with exit and disposal activities	$495	$—	$429	$(208)	$716
Nine Months Ended March 31, 2012
Employee termination benefits	$86	$5,377	$535	$(160)	$5,838
Leases	(357)	—	—	30	(327)
Other	322	255	—	—	577
Total restructuring charges, asset impairments, and other costs associated with exit and disposal activities	$51	$5,632	$535	$(130)	$6,088
Nine Months Ended March 31, 2011
Employee termination benefits	$295	$—	$884	$(93)	$1,086
Leases	410	—	—	1,374	1,784
Other	1,089	—	—	(1,744)	(655)
Total restructuring charges, asset impairments, and other costs associated with exit and disposal activities	$1,794	$—	$884	$(463)	$2,215

6.	Stockholders’ Equity and Redeemable Noncontrolling Interests

The following table summarizes the activity in stockholders’ equity and redeemable noncontrolling interests for the periods indicated (in thousands):

	Stockholders’ Equity Attributable to Solera Holdings, Inc.
	Common Shares
	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Solera Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at June 30, 2011	70,795	$587,265	$151,366	$36,413	$775,044	$10,065	$785,109	$94,841
Components of comprehensive income:
Net income attributable to Solera Holdings, Inc. and noncontrolling interests	—	—	86,187	—	86,187	3,432	89,619	5,486
Foreign currency translation adjustments	—	—	—	(39,231)	(39,231)	21	(39,210)	(7,585)
Total comprehensive income					46,956	3,453	50,409	(2,099)
Stock-based compensation	—	13,910	—	—	13,910	—	13,910	—
Purchases of Solera Holdings, Inc. common shares(1)	(1,602)	(13,453)	(62,913)	—	(76,366)	—	(76,366)	—
Issuance of common shares under stock award plans, net	261	2,253	—	—	2,253	—	2,253	—
Dividends paid on common stock and participating securities	—	—	(21,317)	—	(21,317)	—	(21,317)	—
Dividends paid to noncontrolling owners	—	—	—	—	—	(3,433)	(3,433)	(4,837)
Sale of shares of majority-owned subsidiary(2)	—	2,037	—	—	2,037	102	2,139	—
Acquisition of additional ownership interest in majority-owned subsidiary(3)	—	—	137	—	137	—	137	(9,628)
Revaluation of and additions to noncontrolling interests	—	(6,128)	(4,057)	—	(10,185)	—	(10,185)	10,185
Balance at March 31, 2012	69,454	$585,884	$149,403	$(2,818)	$732,469	$10,187	$742,656	$88,462

	Stockholders’ Equity Attributable to Solera Holdings, Inc.
	Common Shares
	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Total Solera Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at June 30, 2010	70,017	$545,048	$22,550	$(60,583)	$507,015	$5,800	$512,815	$94,431
Components of comprehensive income:
Net income attributable to Solera Holdings, Inc. and noncontrolling interests	—	—	140,136	—	140,136	3,266	143,402	5,828
Foreign currency translation adjustments	—	—	—	67,475	67,475	831	68,306	15,830
Unrealized gains on derivative instruments, net of tax	—	—	—	6,319	6,319	—	6,319	—
Total comprehensive income					213,930	4,097	218,027	21,658
Stock-based compensation	—	10,388	—	—	10,388	—	10,388	—
Issuance of common shares under stock award plans, net	591	10,796	—	—	10,796	—	10,796	—
Dividends paid on common stock and participating securities	—	—	(15,910)	—	(15,910)	—	(15,910)	—
Dividends paid to noncontrolling owners	—	—	—	—	—	(1,418)	(1,418)	(4,955)
Acquisition of additional ownership interest in majority-owned subsidiary	—	2,863	—	—	2,863	—	2,863	(15,994)
Revaluation of and additions to noncontrolling interests	—	(8,894)	(5,717)	—	(14,611)	596	(14,015)	14,015
Balance at March 31, 2011	70,608	560,201	141,059	13,211	714,471	9,075	723,546	109,155

(1)
Please refer to Note 7 for further information on repurchases of our common stock. In accordance with ASC Topic No. 505-30-30, we have allocated the cost of the shares repurchased between paid-in capital and retained earnings based on the excess of the repurchase price over the stated value.

(2)	In September 2011, we sold a 2.5% ownership interest in one of our majority-owned subsidiaries for €1.5 million ($2.1 million).

(3)	In November 2011, we acquired an additional 6.7% ownership interest in AUTOonline for €7.1 million ($9.5 million).

7.	Share Repurchase Program

In November 2011, our Board of Directors approved a share repurchase program for up to a total of $180 million of our common stock through November 10, 2013. Share repurchases are made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. The repurchase program does not require us to purchase any specific number or amount of shares, and the timing and amount of such purchases will be determined by management based upon market conditions and other factors. In addition, the program may be amended or terminated at the discretion of our Board of Directors. Through March 31, 2012, we have repurchased approximately 1.6 million shares for $76.4 million.

8.	Comprehensive Income

Comprehensive income consists of the following for the periods indicated (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net income	$29,523	$83,354	$95,105	$149,230
Other comprehensive income:
Foreign currency translation adjustments	22,642	40,756	(46,795)	84,136
Unrealized net gain on derivative instruments	—	1,025	—	6,319
Total comprehensive income	$52,165	$125,135	$48,310	$239,685
Comprehensive income attributable to noncontrolling interests	5,744	11,388	1,354	25,755
Comprehensive income attributable to Solera Holdings, Inc.	$46,421	$113,747	$46,956	$213,930

The majority of our assets and liabilities, including goodwill, intangible assets and long-term debt, are carried in functional currencies other than the U.S. dollar, primarily the Euro, Pound Sterling, and Swiss franc. We translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period for our condensed consolidated statement of income and certain components of stockholders’ equity, and the exchange rate at the end of that period for the condensed consolidated balance sheet. These translations resulted in a foreign currency translation adjustment of $(39.2) million during the nine months ended March 31, 2012, which was caused by a strengthening in the value of the U.S. dollar versus certain foreign currencies, including the Euro, during the period. Generally, the strengthening of the U.S. dollar during the nine months ended March 31, 2012 resulted in decreases to the U.S. dollar value of certain of our assets and liabilities from June 30, 2011 to March 31, 2012, as presented in the accompanying condensed consolidated balance sheets, although the corresponding local currency balances may have increased or remain unchanged.

9.	Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements Using:
	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value at March 31, 2012:
Cash and cash equivalents	$372,800	$372,800	$—	$—
Restricted cash (1)	3,263	3,263	—	—
Accrued contingent purchase consideration (2)	3,293	—	—	3,293
Redeemable noncontrolling interests (3)	73,068	—	—	73,068
Fair value at June 30, 2011:
Cash and cash equivalents	$371,101	$371,101	$—	$—
Restricted cash (1)	3,246	3,246	—	—
Accrued contingent purchase consideration (2)	1,189	—	—	1,189
Redeemable noncontrolling interests (3)	71,641	—	—	71,641

(1)
Included in other current assets and other noncurrent assets in the accompanying consolidated balance sheets. The restricted cash primarily relates to funds held in escrow for the benefit of customers and the sellers of acquired businesses, and facility lease deposits.

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

Accrued contingent purchase consideration. We accrue contingent future cash payments related to acquisitions completed after June 30, 2009 at fair value as of the acquisition date and re-measure the payments at fair value at each reporting date. We estimate the fair value of future contingent purchase consideration based on the weighted probabilities of potential future payments that would be earned upon achievement by the acquired business of certain financial performance, integration and product-related targets. We determined such probabilities using information as of the reporting date, including recent financial performance of the acquired businesses (Level 3 inputs). The net increase in accrued contingent purchase consideration during the nine months ended March 31, 2012 was primarily due to contingent purchase consideration related to current period business combinations, the effect of fluctuations in foreign currency exchange rates, adjustments to our estimate of the consideration to be earned and paid, and payments of previously accrued contingent consideration.

Redeemable noncontrolling interests. We estimate the fair value of our redeemable noncontrolling interests through an income approach, utilizing a discounted cash flow model, and a market approach, which considers comparable companies and transactions, including transactions with the noncontrolling stockholders of our majority-owned subsidiaries.

Under the income approach, the discounted cash flow model determines fair value based on the present value of projected cash flows over a specific projection period and a residual value related to future cash flows beyond the projection period. Both values are discounted to reflect the degree of risk inherent in an investment in the reporting unit and achieving the projected cash flows. A weighted average cost of capital of a market participant, which is an unobservable input, is used as the discount rate. The residual value is generally determined by applying a constant terminal growth rate to the estimated net cash flows at the end of the projection period. Alternatively, the present value of the residual value may be determined by applying a market multiple at the end of the projection period.

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

At March 31, 2012 and June 30, 2011, we estimated the fair value of the redeemable noncontrolling interest in one of our majority-owned subsidiaries based on recent stock transactions with the noncontrolling stockholders, a Level 2 input, and a discounted cash flow model, a Level 3 input.

The discount rate used in the determination of the estimated fair value of the redeemable noncontrolling interests as of March 31, 2012 using the income approach ranged between 13.6% and 14.1%, reflecting a market participant's perspective as a noncontrolling shareholder in a privately-held subsidiary.

The following table summarizes the activity in redeemable noncontrolling interests which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

	Three Months Ended March 31,
	2012	2011
Balance at beginning of period	$70,937	$99,078
Net income attributable to redeemable noncontrolling interests	1,551	1,606
Change in fair value	2,425	212
Dividends paid to noncontrolling owners	(3,688)	(3,328)
Acquisition of an additional 15% ownership interest in Audatex Espana from noncontrolling owners	—	(15,994)
Transfer of the remaining Audatex Espana redeemable noncontrolling interest to Level 2	—	(8,745)
Effect of foreign exchange	1,843	6,407
Balance at end of period	$73,068	$79,236

	Nine Months Ended March 31,
	2012	2011
Balance at beginning of period	$71,641	$81,641
Net income attributable to redeemable noncontrolling interests	4,507	4,706
Change in fair value	6,145	8,994
Dividends paid to noncontrolling owners	(3,688)	(4,723)
Acquisition of an additional 15% ownership interest in Audatex Espana from noncontrolling owners	—	(15,994)
Transfer of the remaining Audatex Espana redeemable noncontrolling interest to Level 2	—	(8,745)
Effect of foreign exchange	(5,537)	13,357
Balance at end of period	$73,068	$79,236

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

No assets or liabilities were required to be measured at fair value on a nonrecurring basis during the three and nine months ended March 31, 2012.

Fair Value of Other Financial Instruments

The carrying amounts of certain of our financial instruments, including accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short-term nature. The carrying value of our senior secured credit facility approximates fair value due to the facility’s variable interest rate. Based on the original issue price of the senior unsecured notes that we issued in April 2012 (as described in Note 14), we believe that the fair value of the senior unsecured notes issued in June 2011 is approximately $462.2 million as compared to the carrying value at March 31, 2012 of $450.0 million.

10.	Share-Based Compensation

Share-Based Award Activity

The following table summarizes restricted common shares subject to repurchase, restricted stock unit, and performance share unit activity during the nine months ended March 31, 2012:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Nonvested at June 30, 2011	356	$44.21
Granted	329	$52.99
Vested	(149)	$38.89
Forfeited	(43)	$36.75
Nonvested at March 31, 2012	493	$52.33

Each performance share unit represents the right to receive one share of our common stock based on our total stockholder return (“TSR”) and/or the achievement of certain financial performance targets during applicable performance periods. The number of shares reflected in the table above assumes the target number of performance share units will be earned. For the performance share units granted during the nine months ended March 31, 2012, approximately 70% of the value of the awards is subject to financial performance targets and approximately 30% of the value of the awards is subject to relative TSR targets.

The following table summarizes stock option activity during the nine months ended March 31, 2012:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2011	1,533	$33.78
Granted	579	$55.74
Exercised	(107)	$24.21
Canceled	(135)	$36.96
Outstanding at March 31, 2012	1,870	$40.73	5.6	$16,754
Exercisable at March 31, 2012	746	$31.04	5.3	$11,242

Of the stock options outstanding at March 31, 2012, approximately 1,870,000 are vested or expected to vest.

Cash received from the exercise of stock options was $2.5 million during the nine months ended March 31, 2012. The intrinsic value of stock options exercised during the nine months ended March 31, 2012 and 2011 totaled $2.7 million and $9.8 million, respectively.

Valuation of Share-Based Awards

We utilized the Black-Scholes option pricing model for estimating the grant date fair value of stock options with the following assumptions:

	Risk-Free Interest Rate	Expected Term (in years)	Weighted Average Expected Stock Price Volatility	Expected Dividend Yield	Weighted Average Per Share Grant Date Fair Value
Nine Months Ended March 31, 2012	1.1%	4.6	33%	0.7%	$15.28
Nine Months Ended March 31, 2011	1.4%	4.6	33%	0.7%	$12.09

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

The weighted average grant date fair value of restricted stock units and performance share units granted during the nine months ended March 31, 2012 and 2011, excluding performance share units that are earned based on our relative TSR, was $52.99 and $46.24, respectively, determined based on the market price of our common stock on the date of grant, which approximates the intrinsic value.

To estimate the grant date fair value of performance share units that are earned based on our relative TSR, we utilized a Monte-Carlo simulation model which simulates a range of our possible future stock prices and certain peer companies and assumes that the performance share units will be earned at target. Based on the Monte-Carlo simulation model, the grant date fair value of performance share units granted during the nine months ended March 31, 2012 that are earned based on our relative TSR was $54.61 per share.

Share-Based Compensation Expense

Share-based compensation expense, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income, was $5.8 million and $13.9 million for the three and nine months ended March 31, 2012, respectively, and $5.6 million and $10.4 million for the three and nine months ended March 31, 2011, respectively. At March 31, 2012, the estimated total remaining unamortized share-based compensation expense, net of forfeitures, was $37.5 million, which we expect to recognize over a weighted-average period of 3.1 years.

11.	Defined Benefit Pension Plans

Our foreign subsidiaries sponsor various defined benefit pension plans and individual defined benefit arrangements covering certain eligible employees. We base the benefits under these pension plans on years of service and compensation levels. Funding is limited to statutory requirements.

The components of net pension expense were as follows for the periods indicated (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Service cost — benefits earned during the period	$982	$823	$3,000	$2,382
Interest cost on projected benefits	919	936	2,795	2,687
Expected return on plan assets	(646)	(647)	(1,966)	(1,856)
Amortization of gain	23	—	71	—
Net pension expense	$1,278	$1,112	$3,900	$3,213

12.	Provision For Income Taxes

We recorded an income tax provision of $9.1 million and $33.2 million for the three and nine months ended March 31, 2012, respectively, and an income tax benefit of $(35.2) million and $(18.8) million for the three and nine months ended March 31, 2011, respectively. The expected tax provision derived from applying the U.S. federal statutory rate to our income before tax provision for the three and nine months ended March 31, 2012 differed from our recorded income tax provision primarily due to higher earnings in jurisdictions with lower income tax rates which are indefinitely reinvested and the impact of discrete items recorded during the quarter.

The income tax benefit recognized during the nine months ended March 31, 2011 was the result of our release of $50.7 million of the $54.1 million valuation allowance on our U.S. net deferred tax assets. The release of the valuation allowance on our U.S. net deferred tax assets was the result of our sustained history of operating profitability and the determination by management that the future realization of the net deferred tax assets was judged to be more-likely-than-not. We exercise significant judgment relating to the projection of future taxable income to determine the recoverability of any tax assets recorded on the balance sheet. If judgments regarding recoverability of deferred tax assets change in future periods, we could be required to record valuation allowances against deferred tax assets in future periods.

Gross unrecognized tax benefits as of March 31, 2012 and June 30, 2011 were $8.9 million and $6.2 million, respectively. No significant interest and penalties have been accrued during fiscal year 2012. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next twelve months.

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

Our chief operating decision maker is our Chief Executive Officer. We evaluate the performance of our reportable segments based on revenues, income before provision for income taxes and adjusted EBITDA, a non-GAAP financial measure that represents GAAP net income excluding interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, restructuring charges, asset impairments and other costs associated with exit and disposal activities, acquisition and related costs, litigation related expenses, and other (income) expense, net. We do not allocate certain costs to reportable segments, including costs related to our financing activities, business development and oversight, and tax, audit and other professional fees, to our reportable segments. Instead, we manage these costs at the Corporate level.

(in thousands)	EMEA	Americas	Corporate	Total
Three Months Ended March 31, 2012
Revenues	$115,446	$82,551	$—	$197,997
Income (loss) before provision for income taxes	36,788	31,192	(29,318)	38,662
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	12,753	13,013	36	25,802
Interest expense	31	1	11,836	11,868
Other (income) expense, net	684	(169)	104	619
Capital expenditures	1,120	1,374	—	2,494
Three Months Ended March 31, 2011
Revenues	$117,190	$58,355	$—	$175,545
Income (loss) before provision for income taxes	44,084	26,120	(22,015)	48,189
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	14,240	6,335	—	20,575
Interest expense	364	8	7,134	7,506
Other (income) expense, net	(1,456)	(196)	(1,502)	(3,154)
Capital expenditures	5,266	674	—	5,940
Nine Months Ended March 31, 2012
Revenues	$350,307	$241,525	$—	$591,832
Income (loss) before provision for income taxes	124,708	86,730	(83,167)	128,271
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	38,724	38,801	55	77,580
Interest expense	705	15	35,794	36,514
Other (income) expense, net	(224)	560	1,036	1,372
Capital expenditures	14,491	5,189	—	19,680
Nine Months Ended March 31, 2011
Revenues	$333,567	$169,046	$—	$502,613
Income (loss) before provision for income taxes	117,703	71,901	(59,216)	130,388
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	41,676	18,805	—	60,481
Interest expense	1,086	31	21,072	22,189
Other (income) expense, net	(147)	(683)	349	(481)
Capital expenditures	9,216	4,697	—	13,913
Total assets at March 31, 2012	1,196,581	760,914	101,285	2,058,780
Total assets at June 30, 2011	1,207,539	796,750	164,846	2,169,135

Geographic revenue information is based on the location of the customer and was as follows for the periods presented (in thousands):

	Europe *	United States	United Kingdom	Germany	All Other	Total
Three Months Ended March 31, 2012	66,941	59,868	24,766	20,187	26,235	197,997
Three Months Ended March 31, 2011	67,373	36,346	26,068	20,333	25,425	175,545
Nine Months Ended March 31, 2012	200,883	174,626	74,463	64,470	77,390	591,832
Nine Months Ended March 31, 2011	189,558	107,374	75,020	59,431	71,230	502,613

*    Excludes the United Kingdom and Germany.

14.	Subsequent Events

On May 8, 2012, we announced that the Audit Committee of our Board of Directors approved the payment of a cash dividend of $0.10 per share of outstanding common stock and per outstanding restricted stock unit. The Audit Committee has also approved a quarterly stock dividend equivalent of $0.10 per outstanding restricted stock unit granted to certain of our executive officers during fiscal years 2011 and 2012 in lieu of the cash dividend, which dividend equivalent will be paid to the restricted stock unit holders as the restricted stock unit vests. The dividends are payable on June 5, 2012 to stockholders and restricted stock unit holders of record at the close of business on May 22, 2012.

On April 13, 2012, we announced the closing of a private offering of $400 million aggregate principal amount of senior notes (the “2012 Senior Notes”). The 2012 Senior Notes accrue interest at 6.75% per annum, payable semi-annually, were issued at an original issue price of 102.72% plus accrued interest from December 15, 2011 and become due and payable on June 15, 2018. The 2012 Senior Notes were issued as additional notes pursuant to an indenture, dated June 14, 2011, under which we previously issued $450 million of 6.75% senior notes due 2018 (the “2011 Senior Notes”). The proceeds from the issuance of the 2012 Senior Notes were used to repay approximately $246.7 million of the outstanding term loans under our existing senior credit facility that did not elect to extend their loans, and we intend to use the remainder of any such net proceeds for working capital and other general corporate purposes, including strategic initiatives such as future acquisitions, joint ventures, investments or other business development opportunities.

On April 13, 2012, we also entered into an Amended and Restated First Lien Credit and Guaranty Agreement (the “Amended Credit Facility”), which agreement amended and restated the Amended and Restated First Lien Credit and Guaranty Agreement, dated as of May 16, 2007. The Amended Credit Facility consists of a U.S. term loan facility in an aggregate principal amount of approximately $106.5 million and European term loans in an aggregate principal amount of approximately €142.8 million. The U.S. term loan bears interest at LIBOR plus 3.0% and the European term loans bear interest at EUROLIBOR plus 3.0%. The maturity date for all of the term loans is May 16, 2017.

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

Actual results could differ materially from those projected, implied or anticipated by our forward-looking statements. Some of the factors that could cause actual results to differ include: those set forth in the sections titled “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere as described in this Quarterly Report on Form 10-Q. These factors include, but are not limited to: our reliance on a limited number of customers for a substantial portion of our revenues; effects of competition on our software and service pricing and our business; unpredictability and volatility of our operating results, which include the volatility associated with foreign currency exchange risks, our sales cycle, seasonality, changes in the amount of our income tax provision (benefit) or other factors; effects of the global economic downturn on demand for or utilization of our products and services; risks associated with and possible negative consequences of acquisitions, joint ventures, divestitures and similar transactions, including risks related to our ability to successfully integrate our acquired businesses; our ability to increase market share, successfully introduce new software and services and expand our operations to new geographic locations; time and expenses associated with customers switching from competitive software and services to our software and services; rapid technology changes in our industry; effects of changes in or violations by us or our customers of government regulations; costs and possible future losses or impairments relating to our acquisitions; use of cash to service our debt; country-specific risks associated with operating in multiple countries; damage to our business or reputation resulting from system failures, delays and other problems; and other factors that are described from time to time in our periodic filings with the SEC.

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

All percentage amounts and ratios were calculated using the underlying data in whole dollars and may reflect rounding adjustments. Operating results for the three and nine months ended March 31, 2012 are not necessarily indicative of the results that may be expected for any future period. We describe the effects on our results that are attributed to the change in foreign currency exchange rates by measuring the incremental difference between translating the current and prior period results at the monthly average rates for the same period from the prior year.

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

We serve over 75,000 customers and are active in over 60 countries across six continents with approximately 2,400 employees. Our customers include more than 1,500 automobile insurance companies, 36,500 collision repair facilities, 7,000 independent assessors and 30,000 automotive recyclers, auto dealers and others. We derive revenues from many of the world’s largest automobile insurance companies, including the ten largest automobile insurance companies in Europe and eight of the ten largest automobile insurance companies in North America.

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

We evaluate the performance of our reportable segments based on revenues, income before provision for income taxes and adjusted EBITDA, a non-GAAP financial measure that represents GAAP net income excluding interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, restructuring charges, asset impairments and other costs associated with exit and disposal activities, acquisition and related costs, litigation related expenses and other (income) expense. We do not allocate certain costs to reportable segments, including costs related to our financing activities, business development and oversight, and tax, audit and other professional fees, to our reportable segments. Instead, we manage these costs at the Corporate level.

The table below sets forth our revenues by reportable segment and as a percentage of our total revenues for the periods indicated (dollars in millions):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2012		2011		2012		2011
EMEA	$115.4	58.3%	$117.2	66.8%	$350.3	59.2%	$333.6	66.4%
Americas	82.6	41.7	58.3	33.2%	241.5	40.8	169.0	33.6
Total	$198.0	100.0%	$175.5	100.0%	$591.8	100.0%	$502.6	100.0%

The increase in the revenues of our Americas reportable segment is primarily due to revenue contributions from Explore, acquired in June 2011.

Set forth below is our revenues from each of our principal customer categories and as a percentage of revenues for the periods indicated (dollars in millions):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2012		2011		2012		2011
Insurance companies	$89.4	45.2%	$69.3	39.5%	$268.1	45.4%	$201.4	40.1%
Collision repair facilities	65.2	32.9%	63.6	36.2%	193.7	32.7%	179.0	35.6%
Independent assessors	17.8	9.0%	17.7	10.1%	56.5	9.5%	52.2	10.4%
Automotive recyclers and other	25.6	12.9%	24.9	14.2%	73.5	12.4%	70.0	13.9%
Total	$198.0	100.0%	$175.5	100.0%	$591.8	100.0%	$502.6	100.0%

The increase in the revenues from insurance companies is primarily due to revenue contributions from Explore, acquired in June 2011.

During the three and nine months ended March 31, 2012, the United States, the United Kingdom and Germany were the only countries that individually represented more than 10% of total revenues.

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

Selling, general and administrative expenses

Our selling, general and administrative expenses include: compensation and benefit costs for our sales, marketing, administration and corporate personnel; costs related to our facilities; professional and legal fees; and share-based compensation expense.

Depreciation and amortization

Depreciation includes depreciation attributable to buildings, leasehold improvements, data processing and computer equipment, purchased software, and furniture and fixtures. Amortization includes amortization attributable to software developed or obtained for internal use and intangible assets acquired in business combinations, particularly our acquisition of the Claims Services Group from Automated Data Processing, Inc. in 2006 (the “CSG Acquisition”) and our acquisition of Explore.

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

Net income attributable to noncontrolling interests

Several of our customers and other entities own noncontrolling interests in seven of our operating subsidiaries. Net income attributable to noncontrolling interests reflect such owners’ proportionate interest in the earnings of such operating subsidiaries.

Factors Affecting Our Operating Results

Below is a summary description of several external factors that have or may have an effect on our operating results.

Foreign currency. During each of the three and nine months ended March 31, 2012, we generated approximately 70% of our revenues and incurred a majority of our costs, in currencies other than the U.S. dollar, primarily the Euro, as compared to approximately 79% during each of the three and nine months ended March 31, 2011. We translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period for our statement of income and certain components of stockholders’ equity and the exchange rate at the end of that period for the balance sheet. These translations resulted in net foreign currency translation adjustments of $19.7 million and $(39.2) million for the three and nine months ended March 31, 2012, respectively, and $32.7 million and $67.5 million during the three and nine months ended March 31, 2011, respectively, which are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction income (losses) recognized in our consolidated statements of income were $(0.5) million and $(0.7) million during the three and nine months ended March 31, 2012, respectively, and $2.7 million and $(0.9) million during the three and nine months ended March 31, 2011, respectively.

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

Period	Average Euro-to-U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2010	$1.29	$1.55
Quarter ended December 31, 2010	1.36	1.58
Quarter ended March 31, 2011	1.37	1.60
Quarter ended June 30, 2011	1.44	1.63
Quarter ended September 30, 2011	1.42	1.61
Quarter ended December 31, 2011	1.35	1.57
Quarter ended March 31, 2012	1.31	1.57

During the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, the U.S. dollar strengthened against most major foreign currencies we use to transact our business. The average U.S. dollar strengthened versus the Euro by 4.1% and the Pound Sterling by 1.9%, which decreased our revenues and expenses for the three months ended March 31, 2012. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in an increase or decrease, as the case may be, to our revenues of $6.9 million and $20.9 million during the three and nine months ended March 31, 2012, respectively.

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

Share-based compensation expense. We incurred pre-tax, non-cash share-based compensation charges of $5.8 million and $13.9 million during the three and nine months ended March 31, 2012, respectively, and $5.6 million and $10.4 million for the three and nine months ended March 31, 2011, respectively. We expect to recognize additional pre-tax, non-cash share-based compensation charges related to share-based awards outstanding at March 31, 2012 of approximately $37.5 million ratably over the remaining weighted-average vesting period of 3.1 years.

Restructuring charges. We have incurred restructuring charges in each period presented and also expect to incur additional restructuring charges, primarily relating to severance costs, in future years as we work to improve efficiencies in our business. We do not expect reduced revenues or an increase in other expenses as a result of continued implementation of our restructuring initiatives.

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

Results of Operations

Our results of operations include the results of operations of acquired companies from the date of the respective acquisitions.

The table below sets forth statement of income data, including the amount and percentage changes for the periods indicated (dollars in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2012	2011	Change		2012	2011	Change
	$	$	$	%	$	$	$	%
Revenues	197,997	175,545	22,452	12.8	591,832	502,613	89,219	17.8
Cost of revenues:
Operating expenses	43,697	33,569	10,128	30.2	129,314	98,408	30,906	31.4
Systems development and programming costs	18,537	16,905	1,632	9.7	55,475	49,664	5,811	11.7
Total cost of revenues (excluding depreciation and amortization)	62,234	50,474	11,760	23.3	184,789	148,072	36,717	24.8
Selling, general & administrative expenses	51,129	50,095	1,034	2.1	151,560	136,768	14,792	10.8
Depreciation and amortization	25,802	20,575	5,227	25.4	77,580	60,481	17,099	28.3
Restructuring charges, asset impairments and other costs associated with exit and disposal activities	5,777	716	5,061	706.8	6,088	2,215	3,873	174.9
Acquisition and related costs	1,906	1,144	762	66.6	5,658	2,981	2,677	89.8
Interest expense	11,868	7,506	4,362	58.1	36,514	22,189	14,325	64.6
Other (income) expense, net	619	(3,154)	(3,773)	(119.6)	1,372	(481)	(1,853)	(385.2)
	159,335	127,356	24,433	25.1	463,561	372,225	87,630	24.5
Income before provision for income taxes	38,662	48,189	(9,527)	(19.8)	128,271	130,388	(2,117)	(1.6)
Income tax provision (benefit)	9,139	(35,165)	44,304	(126.0)	33,166	(18,842)	52,008	(276.0)
Net income	29,523	83,354	(53,831)	(64.6)	95,105	149,230	(54,125)	(36.3)
Less: Net income attributable to noncontrolling interests	2,798	3,261	(463)	(14.2)	8,918	9,094	(176)	(1.9)
Net income attributable to Solera Holdings, Inc.	26,725	80,093	(53,368)	(66.6)	86,187	140,136	(53,949)	(38.5)

The table below sets forth our statement of income data expressed as a percentage of revenues for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Operating expenses	22.1	19.1	21.8	19.6
Systems development and programming costs	9.4	9.6	9.4	9.9
Total cost of revenues (excluding depreciation and amortization)	31.4	28.8	31.2	29.5
Selling, general & administrative expenses	25.8	28.5	25.6	27.2
Depreciation and amortization	13.0	11.7	13.1	12.0
Restructuring charges, asset impairments and other costs associated with exit and disposal activities	2.9	0.4	1.0	0.4
Acquisition and related costs	1.0	0.7	1.0	0.6
Interest expense	6.0	4.3	6.2	4.4
Other (income) expense, net	0.3	(1.8)	0.2	(0.1)
	80.5	72.5	78.3	74.1
Income before provision for income taxes	19.5	27.5	21.7	25.9
Income tax provision (benefit)	4.6	(20.0)	5.6	(3.7)
Net income	14.9	47.5	16.1	29.6
Less: Net income attributable to noncontrolling interests	1.4	1.9	1.5	1.8
Net income attributable to Solera Holdings, Inc.	13.5%	45.6%	14.6%	27.8%

Revenues

Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011. During the three months ended March 31, 2012, revenues increased $22.5 million, or 12.8%, and include revenues from Explore of $23.2 million. After adjusting for changes in foreign currency exchange rates and excluding revenues from Explore, revenues increased $5.2 million, or 3.0%, during the three months ended March 31, 2012 resulting from growth in transaction and subscription revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

Our EMEA revenues decreased $1.7 million, or 1.5%, to $115.4 million. After adjusting for changes in foreign currency exchange rates, EMEA revenues increased $3.2 million, or 2.7%, during the three months ended March 31, 2012 resulting from growth in transaction and subscription revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

Our Americas revenues increased $24.2 million, or 41.5%, to $82.6 million and include revenues from Explore of $23.2 million. After adjusting for changes in foreign currency exchange rates and excluding revenues from Explore, Americas revenues increased $2.0 million, or 3.5%, during the three months ended March 31, 2012 resulting from growth in transaction and subscription revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

Nine Months Ended March 31, 2012 vs. Nine Months Ended March 31, 2011. During the nine months ended March 31, 2012, revenues increased $89.2 million, or 17.8%, and include revenues from Explore of $65.7 million. After adjusting for changes in foreign currency exchange rates and excluding revenues from Explore, revenues increased $21.9 million, or 4.4%, during the nine months ended March 31, 2012 resulting from growth in transaction and subscription revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

Our EMEA revenues increased $16.7 million, or 5.0%, to $350.3 million. After adjusting for changes in foreign currency exchange rates, EMEA revenues increased $14.5 million, or 4.3%, during the nine months ended March 31, 2012 resulting from growth in transaction and subscription revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

Our Americas revenues increased $72.5 million, or 42.9%, to $241.5 million and include revenues from Explore of $65.7 million. After adjusting for changes in foreign currency exchange rates and excluding revenues from Explore, Americas revenues increased $7.4 million, or 4.4%, during the nine months ended March 31, 2012 resulting from growth in transaction and subscription revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

Revenue growth for each of our customer categories was as follows:

	Three Months Ended March 31, 2012		Nine Months Ended March 31, 2012
(dollars in millions)	Revenue Growth	Percentage Change	Revenue Growth	Percentage Change
Insurance companies	$20.1	29.0%	$66.7	33.1%
Collision repair facilities	1.6	2.5	14.7	8.2
Independent assessors	0.1	0.6	4.3	8.3
Automotive recyclers and other	0.7	2.7	3.5	5.0
Total	$22.5	12.8%	$89.2	17.8%

Revenue growth for each of our customer categories after adjusting for changes in foreign currency exchange rates was as follows:

	Three Months Ended March 31, 2012		Nine Months Ended March 31, 2012
(dollars in millions)	Revenue Growth	Percentage Change	Revenue Growth	Percentage Change
Insurance companies	$22.5	32.4%	$66.4	33.0%
Collision repair facilities	3.9	6.1	14.4	8.0
Independent assessors	0.9	5.1	3.8	7.3
Automotive recyclers and other	1.1	4.3	3.0	4.2
Total	$28.4	16.2%	$87.6	17.4%

The increase in the revenues from insurance companies is primarily due to revenue contributions from Explore, acquired in June 2011.

Operating expenses

Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011. During the three months ended March 31, 2012, operating expenses increased $10.1 million, or 30.2%, and include operating expenses from Explore of $10.5 million. After adjusting for changes in foreign currency exchange rates and excluding operating expenses of Explore, operating expenses increased $0.4 million, or 1.1%, during the three months ended March 31, 2012 primarily due to an increase in operating expenses in our Americas segment.

Our EMEA operating expenses decreased $0.8 million, or 3.7%. After adjusting for changes in foreign currency exchange rates, EMEA operating expenses decreased $0.3 million, or 1.3%, during the three months ended March 31, 2012 primarily due to a decrease in personnel and related expenses.

Our Americas operating expenses increased $10.9 million or 102.4%, and include operating expenses from Explore of $10.5 million. After adjusting for changes in foreign currency exchange rates and excluding the operating expenses of Explore, Americas operating expenses increased $0.6 million, or 5.4%, during the three months ended March 31, 2012 primarily due to an increase in personnel and related expenses.

Nine Months Ended March 31, 2012 vs. Nine Months Ended March 31, 2011. During the nine months ended March 31,

2012, operating expenses increased $30.9 million, or 31.4%, and include operating expenses from Explore of $29.0 million. After adjusting for changes in foreign currency exchange rates and excluding operating expenses of Explore, operating expenses increased $0.1 million, or 0.1%, during the nine months ended March 31, 2012 primarily due to an increase in operating expenses in our Americas segment.

Our EMEA operating expenses increased $1.5 million, or 2.3%. After adjusting for changes in foreign currency exchange rates, EMEA operating expenses decreased $0.4 million, or 0.6%, during the nine months ended March 31, 2012 primarily due to a decrease in personnel and related expenses of $1.3 million, offset by an increase in third party license fees and other costs of sales of $1.0 million, resulting from the increase in EMEA revenues.

Our Americas operating expenses increased $29.2 million, or 88.9%, and include operating expenses from Explore of $29.0 million. After adjusting for changes in foreign currency exchange rates and excluding the operating expenses of Explore, Americas operating expenses increased $0.3 million, or 0.9%, during the nine months ended March 31, 2012 primarily due to an increase in personnel and related expenses of $1.2 million, offset by a decrease in consulting and other professional fees of $0.7 million.

Systems development and programming costs

Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011. During the three months ended March 31, 2012, systems development and programming costs (“SD&P”) increased $1.6 million, or 9.7%, and include SD&P from Explore of $0.8 million. After adjusting for changes in foreign currency exchange rates and excluding SD&P of Explore, SD&P increased $1.1 million, or 6.4%, during the three months ended March 31, 2012 primarily due to an increase in SD&P expenses in our Americas segment.

Our EMEA SD&P increased $0.1 million, or 1.1%. After adjusting for changes in foreign currency exchange rates, EMEA SD&P increased $0.3 million, or 2.6%, during the three months ended March 31, 2012 primarily due to an increase in personnel and related expenses.

Our Americas SD&P increased $1.5 million, or 31.0%, and include SD&P from Explore of $0.8 million. After adjusting for changes in foreign currency exchange rates and excluding SD&P of Explore, Americas SD&P increased $0.8 million, or 15.7%, during the three months ended March 31, 2012 primarily due to an increase in personnel and related expenses.

Nine Months Ended March 31, 2012 vs. Nine Months Ended March 31, 2011. During the nine months ended March 31, 2012, SD&P increased $5.8 million, or 11.7%, and include SD&P from Explore of $2.0 million. After adjusting for changes in foreign currency exchange rates and excluding SD&P of Explore, SD&P increased $2.0 million, or 4.1%, during the nine months ended March 31, 2012 primarily due to an increase in SD&P expenses in our EMEA segment.

Our EMEA SD&P increased $3.1 million, or 9.2%. After adjusting for changes in foreign currency exchange rates, EMEA SD&P increased $1.3 million, or 3.9%, during the nine months ended March 31, 2012 primarily due to an increase in personnel and related expenses of $0.7 million and external development costs of $0.6 million to support the development and introduction of new products and services.

Our Americas SD&P increased $2.7 million, or 17.2%, and include SD&P from Explore of $2.0 million. After adjusting for changes in foreign currency exchange rates and excluding SD&P of Explore, Americas SD&P increased $0.7 million, or 4.3%, during the nine months ended March 31, 2012 primarily due to an increase in personnel and related expenses of $1.6 million, offset by a decrease in professional fees of $0.8 million.

Selling, general and administrative expenses

Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011. During the three months ended March 31, 2012, selling, general and administrative expenses (“SG&A”) increased $1.0 million, or 2.1%, and include SG&A from Explore of $0.8 million. After adjusting for changes in foreign currency exchange rates and excluding SG&A of Explore, SG&A increased $1.2 million, or 2.2%, primarily due to a $1.0 million increase in personnel, recruiting and other general and administrative expenses primarily related to the expansion of our corporate and regional functions to support continued organizational growth, and a $0.1 million increase in stock-based compensation expense.

Nine Months Ended March 31, 2012 vs. Nine Months Ended March 31, 2011. During the nine months ended March 31, 2012, SG&A increased $14.8 million, or 10.8%, and includes SG&A from Explore of $2.9 million. After adjusting for changes in foreign currency exchange rates and excluding SG&A of Explore, SG&A increased $10.6 million, or 7.7%, primarily due to a $5.2 million increase in personnel, recruiting and other related expenses primarily associated with the expansion of our corporate and regional functions to support continued organizational growth, a $3.5 million increase in stock-based compensation expense, a $0.7 million increase in corporate audit and tax-related professional fees, a $0.6 million increase in advertising and marketing expenses, and a $0.5 million increase in other general and administrative expenses.

Notwithstanding the impact of fluctuations in the value of the U.S. dollar versus certain foreign currencies in which we transact business, we expect SG&A to continue to increase in the future in absolute dollars as we continue to expand our business into new markets, incur costs related to acquisitions and continue to incur costs associated with being a public company.

Depreciation and amortization

Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011. During the three months ended March 31, 2012, depreciation and amortization increased by $5.2 million, or 25.4%, and include depreciation and amortization contributions from Explore of $7.0 million. After adjusting for changes in foreign currency exchange rates and excluding depreciation and amortization of Explore, depreciation and amortization decreased $1.6 million, or 7.9% for the three months ended March 31, 2012 primarily due to the continued decrease in amortization expense related to the intangible assets acquired in the CSG Acquisition since these intangible assets are being amortized on an accelerated basis.

Nine Months Ended March 31, 2012 vs. Nine Months Ended March 31, 2011. During the nine months ended March 31, 2012, depreciation and amortization increased by $17.1 million, or 28.3%, and include depreciation and amortization contributions from Explore of $21.1 million. After adjusting for changes in foreign currency exchange rates and excluding depreciation and amortization of Explore, depreciation and amortization decreased $5.8 million, or 9.6% for the nine months ended March 31, 2012 primarily due to the continued decrease in amortization expense related to the intangible assets acquired in the CSG Acquisition since these intangible assets are being amortized on an accelerated basis.

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

Restructuring charges, asset impairments and other costs associated with exit and disposal activities

Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011. During the three months ended March 31, 2012 and 2011, we incurred restructuring charges, asset impairments and other costs associated with exit and disposal activities of $5.8 million and $0.7 million, respectively. The restructuring charges, asset impairments and other costs associated with exit and disposal activities incurred in the three months ended March 31, 2012 consist primarily of employee termination benefits incurred in relation to the implementation of the EMEA 2012 Restructuring Plan. The restructuring charges incurred under the EMEA 2012 Restructuring Plan are expected to be paid through fiscal year 2013.

The restructuring charges, asset impairments and other costs associated with exit and disposal activities incurred in the three months ended March 31, 2011 consist of $0.5 million in charges related to the relocation of our corporate headquarters and global executive team to the Dallas-Fort Worth, Texas metroplex and $0.4 million in other restructuring charges primarily relating to employee termination benefits associated with other restructuring initiatives, offset by the reversal of $0.2 million of previously recognized restructuring charges related to restructuring plans implemented in previous periods.

Nine Months Ended March 31, 2012 vs. Nine Months Ended March 31, 2011. During the nine months ended March 31, 2012 and 2011, we incurred restructuring charges, asset impairments and other costs associated with exit and disposal activities of $6.1 million and $2.2 million, respectively. The restructuring charges, asset impairments and other costs associated with exit and disposal activities incurred in the nine months ended March 31, 2012 consist primarily of employee termination benefits incurred in relation to the implementation of the EMEA 2012 Restructuring Plan. The restructuring charges incurred under the EMEA 2012 Restructuring Plan are expected to be paid through fiscal year 2013.

The restructuring charges, asset impairments and other costs associated with exit and disposal activities incurred in the nine months ended March 31, 2011 consist of $1.4 million in charges resulting from vacating our office facility in San Ramon, California, $1.8 million in charges related to the relocation of our corporate headquarters and global executive team to the Dallas-Fort Worth, Texas metroplex, the reversal of $1.8 million of a previously recognized restructuring charge related to a vendor contract under which, pursuant to a settlement and release agreement, we do not have any further obligations, and $0.8 million in other restructuring charges primarily relating to employee termination benefits associated with other restructuring initiatives.

We expect to incur additional restructuring charges in future years as we continue to undertake additional efforts to improve efficiencies in our business.

Acquisition and related costs

Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011; Nine Months Ended March 31, 2012 vs. Nine Months Ended March 31, 2011. We incurred acquisition and related costs of $1.9 million and $1.1 million during the three months ended March 31, 2012 and 2011, respectively, and $5.7 million and $3.0 million during the nine months ended March 31, 2012 and 2011, respectively. These costs primarily consists of legal and other professional fees and other transaction costs associated with completed and contemplated business combinations and asset acquisitions, and contingent purchase consideration that is deemed compensatory in nature.

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

Interest expense

Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011; Nine Months Ended March 31, 2012 vs. Nine Months Ended March 31, 2011. During the three and nine months ended March 31, 2012, interest expense increased $4.4 million and $14.3 million, respectively, due primarily to accrued interest expense related to the 2011 Senior Notes, partially offset by a decrease in interest expense resulting from the expiration of our interest rate swaps in June 2011.

Notwithstanding fluctuations in the value of the U.S. dollar versus the Euro, we expect that our annual interest expense will increase in fiscal year 2012 and in future periods, as compared to fiscal year 2011, as a result of the interest on the 2011 Senior Notes and 2012 Senior Notes.

Other (income) expense, net

Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011; Nine Months Ended March 31, 2012 vs. Nine Months Ended March 31, 2011. During the three and nine months ended March 31, 2012, we recognized other (income) expense, net of $0.6 million and $1.4 million, respectively, as compared to $(3.2) million and $(0.5) million, respectively, during the three and nine months ended March 31, 2011, respectively. The change in other (income) expense, net was primarily due to net foreign currency transaction losses on transactions denominated in a currency other than the functional currency of the local company.

Income tax provision (benefit)

Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011; Nine Months Ended March 31, 2012 vs. Nine Months Ended March 31, 2011. During the three and nine months ended March 31, 2012, we recorded an income tax provision of $9.1 million and $33.2 million, respectively, which resulted in an effective tax rate of 23.6% and 25.9%, respectively. During the three and nine months ended March 31, 2011, we recorded an income tax benefit of $(35.2) million and $(18.8) million, respectively, which resulted in an effective tax rate of (73.0)% and (14.5)%, respectively. The increase in the effective tax rate was primarily attributable to the release of $50.7 million of the valuation allowance on our U.S. net deferred tax assets during the nine months ended March 31, 2011.

The release of the valuation allowance on our U.S. net deferred tax assets was the result of our sustained history of operating profitability and the determination by management that the future realization of the net deferred tax assets was judged to be more likely than not. We exercise significant judgment relating to the projection of future taxable income to determine the recoverability of any tax assets recorded on the balance sheet. If judgments regarding recoverability of deferred tax assets change in future periods, we could be required to record valuation allowances against deferred tax assets in future periods.

Our effective tax rates for the three and nine month periods ended March 31, 2012 are not necessarily indicative of the effective tax rate that may be expected for fiscal year 2012.

Factors that impact our tax provision include, but are not limited to, the mix of jurisdictional earnings and varying jurisdictional income tax rates, establishment of valuation allowances in certain jurisdictions, permanent differences resulting from the book and tax treatment of certain items, and discrete items. Future changes in tax laws or tax rulings may have a significantly adverse impact on our effective tax rate.

Liquidity and Capital Resources

Our principal sources of cash have included cash generated from operations, proceeds from our May 2007 initial public offering and our November 2008 secondary public stock offering, borrowings under our senior secured credit facilities and the proceeds from the issuance of the 2011 Senior Notes and 2012 Senior Notes. Our principal uses of cash have been, and are expected to continue to be, for business combinations, debt service, stock repurchases, dividends, capital expenditures and working capital.

In June 2011, we issued the 2011 Senior Notes in the aggregate principal amount of $450.0 million, resulting in net proceeds of $444.3 million. The 2011 Senior Notes accrue interest at 6.75% per annum, payable semi-annually, and become due and payable in full on June 15, 2018.

The 2011 Senior Notes include redemption provisions that allow us, at our option, to redeem all or a portion of the aggregate principal amount of the 2011 Senior Notes as follows:

•
At any time prior to June 15, 2014, we may redeem up to 35% of the aggregate principal amount of the 2011 Senior Notes at a redemption price equal to 106.75% of the principal amount of the notes redeemed, plus accrued and unpaid interest, if any, through the date of redemption, using the net cash proceeds from a public offering of our common stock.

•
At any time prior to June 15, 2014, we may redeem the 2011 Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes redeemed plus a premium as of, and accrued and unpaid interest to, the redemption date. The amount of the premium is the greater of (i) 1.0% of the then outstanding principal amount of the notes redeemed or (ii) the excess of (a) the present value at the redemption date of the sum of the redemption price of the notes redeemed at June 15, 2014 plus all required interest payments due on the notes redeemed through June 15, 2014 (excluding accrued but unpaid interest to the redemption date), calculated using a discount rate equal to the yield maturity on the redemption date of U.S. Treasury Securities with a constant maturity most nearly equal to the period from the redemption date to June 15, 2014 plus 50 basis points, over (b) the principal amount of the notes.

•
At any time on or after June 15, 2014, we may redeem the 2011 Senior Notes at the following redemption prices, plus accrued and unpaid interest, if any, through the date of redemption: (i) if the redemption occurs on or after June 15, 2014 but prior to June 15, 2015, the redemption price is 103.375% of the principal amount of the notes redeemed; (ii) if the redemption occurs on or after June 15, 2015 but prior to June 15, 2016, the redemption price is 101.688% of the principal amount of the notes redeemed; and (iii) if the redemption occurs on or after June 15, 2016, the redemption price is 100.000% of the principal amount of the notes redeemed.

Upon the occurrence of a change of control, we are required to offer to redeem the 2011 Senior Notes at a redemption price equal to 101% of the principal amount of the notes redeemed, plus accrued and unpaid interest, if any, through the redemption date.

The 2011 Senior Notes contain certain covenants including, among others, restrictions related to dividends, distributions, repurchases of equity, prepayments of debt or additional indebtedness, investments, liens on assets, mergers with another company, dispositions of assets, and transactions with affiliates. We are in compliance with the specified financial covenants of the Senior Notes at March 31, 2012.

On April 13, 2012, we announced the closing of a private offering of $400 million aggregate principal amount of senior notes (the “2012 Senior Notes”). The 2012 Senior Notes accrue interest at 6.75% per annum, payable semi-annually, were issued at an original issue price of 102.72% plus accrued interest from December 15, 2011 and become due and payable on June 15, 2018. The 2012 Senior Notes were issued as additional notes pursuant to an indenture, dated June 14, 2011, under which we previously issued $450 million of 6.75% senior notes due 2018 (the “2011 Senior Notes”). The proceeds from the issuance of the 2012 Senior Notes were used to repay approximately $246.7 million of the outstanding term loans under our existing senior credit facility that did not elect to extend their loans, and we intend to use the remainder of any such net proceeds for working capital and other general corporate purposes, including strategic initiatives such as future acquisitions, joint ventures, investments or other business development opportunities.

In May 2007, we entered into the Amended and Restated First Lien Credit and Guaranty Agreement, which provides us with the following borrowing commitments: a $50.0 million revolving credit facility that expired on April 13, 2012; a $230.0 million U.S. term loan; and a €280.0 million European term loan. As of March 31, 2012, we had $210.4 million and $335.0 million (€251.1 million) in outstanding loans under the U.S. term loan and European term loan, respectively, with interest rates of 2.3% and 2.7%, respectively. No borrowings were outstanding under the revolving credit facility at March 31, 2012.

On April 13, 2012, we entered into the Amended Credit Facility, which agreement amended and restated the Amended and Restated First Lien Credit and Guaranty Agreement. The Amended Credit Facility consists of a U.S. term loan facility in an aggregate principal amount of approximately $106.5 million and European term loans in an aggregate principal amount of approximately €142.8 million. The U.S. term loan bears interest at LIBOR plus 3.0% and the European term loans bear interest at EUROLIBOR plus 3.0%. The maturity date for all of the term loans is May 16, 2017.

The Amended Credit Facility contains a leverage ratio, which is applicable only if specified minimum borrowings are outstanding during a quarter. In addition, the Amended Credit Facility contains covenants restricting us from undertaking specified corporate actions, including but not limited to asset dispositions, acquisitions, payment of dividends and other specified payments, changes of control, incurrence of indebtedness, capital expenditures, creation of liens, making loans and investments and transactions with affiliates. We are in compliance with the specified financial covenants of the amended and restated senior secured credit facility at March 31, 2012.

Pursuant to agreements entered into prior to the CSG Acquisition, the noncontrolling stockholders of certain of our majority-owned subsidiaries have the right to require us to redeem their shares at the then fair market value. We do not have any indication that the exercise of the redemption rights is probable within the next twelve months. Further, we do not believe the occurrence of conditions precedent to the exercise of certain of these redemption rights is probable within the next twelve months. If the stockholders exercised their redemption rights, we believe that we have sufficient liquidity to fund such redemptions.

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

In November 2011, our Board of Directors approved a share repurchase program for up to a total of $180 million of our common stock through November 10, 2013. Share repurchases are made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. The repurchase program does not require us to purchase any specific number or amount of shares, and the timing and amount of such purchases will be determined by management based upon market conditions and other factors. In addition, the program may be amended or terminated at the discretion of our Board of Directors. Through March 31, 2012, we have repurchased 1.6 million shares for $76.4 million.

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

On March 6, 2012, we paid a quarterly cash dividend with a value of $0.10 per outstanding share of common stock and per outstanding restricted stock unit to our stockholders and restricted stock unit holders of record on February 16, 2012. The aggregate dividend payment for the nine months ended March 31, 2012 was $21.3 million. On May 8, 2012, we announced that the Audit Committee of our Board of Directors approved the payment of a quarterly cash dividend of $0.10 per outstanding share of common stock and per outstanding restricted stock unit. The Audit Committee of our Board of Directors also approved a quarterly stock dividend equivalent of $0.10 per outstanding restricted stock unit granted to certain of our executive officers during fiscal years 2011 and 2012 in lieu of the cash dividend, which dividend equivalent will be paid to the restricted stock unit holders as the restricted stock unit vests. The dividends are payable on June 5, 2012 to stockholders and restricted stock unit holders of record at the close of business on May 22, 2012. Any determination to pay dividends in future periods will be at the discretion of our Board of Directors. The indenture governing the Senior Notes and our amended and restated senior secured credit facility include restrictions on our ability to pay dividends on our common stock.

As of March 31, 2012 and June 30, 2011, we had cash and cash equivalents of $372.8 million and $371.1 million, respectively. As a result of our issuance of the 2012 Senior Notes, the repayment of approximately $246.7 million of the outstanding term loans using the proceeds therefrom and the extension of the maturity date of the remaining outstanding term loans until May 2017, all occurring in April 2012, our total current and long-term debt obligations are $1.1 billion. We believe that our existing cash on hand, cash flow from operations and the net proceeds from the issuance of the 2012 Senior Notes will be sufficient to fund currently anticipated working capital, capital spending and debt service requirements, as well as acquisition and strategic opportunities currently under review, for at least the next twelve months. We currently do not have any pending agreements with respect to any acquisition or strategic opportunity.

Our management believes that our cash is best utilized by investing in the future growth of our business, either through penetration of new geographic markets or acquisitions and other strategic opportunities, and maximizing stockholder return through the payment of cash dividends and stock repurchases. Accordingly, we regularly review acquisition and other strategic opportunities, which may require additional debt or equity financing. If we raise additional funds by issuing equity securities, further dilution to our then-existing stockholders may result. Additional debt financing may include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any equity or debt financing may contain terms, such as liquidation and other preferences that are not favorable to us or our stockholders.

The following summarizes our primary sources and uses of cash in the periods presented (in millions):

	Nine Months Ended March 31,
	2012	2011	Change
Operating activities	$180.1	$163.6	$16.5
Investing activities	(32.3)	(15.9)	(16.4)
Financing activities	(135.6)	(31.2)	(104.4)

Operating activities. The $16.5 million increase in cash provided by operating activities was primarily the result of an increase in net income, after considering non-cash adjustments, of $19.6 million, the operating cash flows generated by Explore, acquired in June 2011, and changes in working capital.

Investing activities. The $16.4 million increase in cash used in investing activities was primarily attributable to an increase in capital expenditures, net of proceeds from sales of property and equipment, of $6.0 million and an increase in acquisitions of and investments in businesses of $5.6 million.

Financing activities. The $104.4 million increase in cash used in financing activities was primarily attributable to the repurchase of shares of our common stock of $76.4 million, an increase in repayments of long-term debt of $18.0 million, a decrease in proceeds from stock purchase plan and exercise of stock options of $8.3 million and an increase in cash dividends paid on common shares and participating securities of $5.4 million.

Off-Balance Sheet Arrangements and Related Party Transactions

As of March 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Certain minority stockholders of our international subsidiaries are also commercial purchasers and users of our software and services. Revenue transactions with all of the individual minority stockholders in the aggregate were less than 10% of our consolidated revenue for the nine months ended March 31, 2012 and 2011, and aggregate accounts receivable from the minority stockholders represent less than 10% of consolidated accounts receivable at March 31, 2012 and June 30, 2011.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in our consolidated financial statements. On an ongoing basis, we evaluate estimates. We base our estimates on historical experiences and assumptions which we believe to be reasonable under the circumstances. These estimates form the basis for our judgments that affect the amounts reported in the consolidated financial statements. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 to our audited consolidated financial statements for the year ended June 30, 2011 and our critical accounting policies are more fully described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each of which are included in our Annual Report on Form 10-K for the year ended June 30, 2011 filed with the SEC on August 29, 2011. There were no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2012.

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

Period	Average Euro-to-U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2010	$1.29	$1.55
Quarter ended December 31, 2010	1.36	1.58
Quarter ended March 31, 2011	1.37	1.60
Quarter ended June 30, 2011	1.44	1.63
Quarter ended September 30, 2011	1.42	1.61
Quarter ended December 31, 2011	1.35	1.57
Quarter ended March 31, 2012	1.31	1.57

During the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, the U.S. dollar strengthened against most major foreign currencies we use to transact our business. The average U.S. dollar strengthened versus the Euro by 4.1% and the Pound Sterling by 1.9%, which decreased our revenues and expenses for the three months ended March 31, 2012. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in an increase or decrease, as the case may be, to our revenues of $6.9 million and $20.9 million during the three and nine months ended March 31, 2012, respectively.

Interest Rate Risk

We are exposed to interest rate risks primarily through variable interest rate borrowings under our amended and restated senior secured credit facility. Our weighted-average borrowings outstanding under our amended and restated senior secured credit facility during the nine months ended March 31, 2012 were $548.3 million. The weighted average interest rate on our term loans during the nine months ended March 31, 2012 was 2.8%. A hypothetical 1% increase or decrease in interest rates would have resulted in an approximately $4.2 million change to our interest expense for the nine months ended March 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures and, based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

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

Changes in Internal Controls

We did not identify any changes in our internal control over financial reporting that occurred during the third quarter of fiscal year 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We derive a substantial portion of our revenues from sales to large insurance companies and collision repair facilities that have relationships with these insurance companies. During the nine months ended March 31, 2012, we derived 12.7% of our revenues from our ten largest insurance company customers. The largest three of these customers accounted for 2.2%, 2.1%, and 1.7%, respectively, of our revenues during the nine months ended March 31, 2012. A loss of one or more of these customers would result in a significant decrease in our revenues, including the business generated by collision repair facilities associated with those customers. Furthermore, many of our arrangements with European customers are terminable by them on short notice or at any time. In December 2011, we were notified by a U.S. insurance company customer that it will not renew its contract with us, and we expect this customer to transition to another provider during fiscal year 2013. This contract accounted for approximately 2% of our total revenues in fiscal year 2011. In addition, disputes with customers may lead to delays in payments to us, terminations of agreements or litigation. Additional terminations or non-renewals of customer contracts or reductions in business from our large customers would harm our business, financial condition and results of operations.

Our industry is highly competitive, and our failure to compete effectively could result in a loss of customers and market share, which could harm our revenues and operating results.

The markets for our automobile insurance claims processing software and services are highly competitive. In the United
States, our principal competitors are CCC Information Services Group Inc. and Mitchell International Inc. In Europe, our principal competitors are EurotaxGlass’s Group, DAT GmbH and GT Motive Einsa Group. We also encounter regional or country-specific competition in the markets for automobile insurance claims processing software and services and our other products and services. For example Experian® is our principal competitor in the United Kingdom in the vehicle validation market, car.tv is our principal competitor in Germany in the online salvage vehicle disposition market and, as a result of our acquisition of Explore, ChoicePoint is our principal competitor in the United States in the automobile reunderwriting solutions market. If one or more of our competitors develop software or services that are superior to ours or are more effective in marketing their software or services, our market share could decrease, thereby reducing our revenues. In addition, if one or more of our competitors retain existing or attract new customers for which we have developed new software or services, we may not realize expected revenues from these new offerings, thereby reducing our profitability.

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

We derive most of our revenues, and incur most of our costs, including a portion of our debt service costs, in currencies other than the U.S. dollar, mainly the Euro. In our historical financial statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period for our consolidated statement of income and certain components of stockholders’ equity or the exchange rate at the end of that period for the consolidated balance sheet. These translations resulted in a net foreign currency translation adjustment of $(39.2) million and $67.5 million for the nine months ended March 31, 2012 and 2011, respectively. Ongoing global economic conditions have impacted currency exchange rates.

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

Period	Average Euro-to-U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2010	$1.29	$1.55
Quarter ended December 31, 2010	1.36	1.58
Quarter ended March 31, 2011	1.37	1.60
Quarter ended June 30, 2011	1.44	1.63
Quarter ended September 30, 2011	1.42	1.61
Quarter ended December 31, 2011	1.35	1.57
Quarter ended March 31, 2012	1.31	1.57

During the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, the U.S. dollar strengthened against most major foreign currencies we use to transact our business. The average U.S. dollar strengthened versus the Euro by 4.1% and the Pound Sterling by 1.9%, which decreased our revenues and expenses for the three months ended March 31, 2012. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in an increase or decrease, as the case may be, to our revenues of $6.9 million and $20.9 million during the three and nine months ended March 31, 2012, respectively.

We currently do not hedge our exposure to foreign currency risks. During the nine months ended March 31, 2012 and 2011, we recognized net foreign currency transaction losses in our consolidated statements of income of $(0.7) million and $(0.9) million, respectively.

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

Our growth is dependent upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. We have addressed and will continue to address the need to introduce new products both through internal development and through acquisitions of other companies and technologies that would complement or extend our business or enhance our technological capability. In fiscal year 2011, we acquired two businesses, including Explore. The acquisition of Explore is our largest acquisition to date. In fiscal year 2012 to date, we have acquired two businesses, substantially all of the assets of another business and a majority of the outstanding shares of a fourth business.

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

We have a significant amount of indebtedness. Subsequent to the completion of our refinancing and bond offering on April 13, 2012, our indebtedness, including current maturities, was $1.1 billion, of which $294.8 million matures in May 2017 and $850.0 million matures in June 2018.

During the nine months ended March 31, 2012, our aggregate interest expense was $36.5 million and cash paid for interest was $28.6 million. As a result of our issuance of the 2011 Senior Notes in June 2011 and the 2012 Senior Notes in April

2012, we expect our interest expense and cash interest expense to significantly increase in fiscal year 2012 and future periods as compared to fiscal year 2011.

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

In June 2011 and again in April 2012, we completed private offerings of $450.0 million and $400.0 million, respectively, aggregate principal amount of senior unsecured notes. The senior unsecured notes, in addition to our amended and restated senior credit facility, contain covenants that restrict our and our subsidiaries’ ability to make certain distributions with respect to our capital stock, prepay other debt, encumber our assets, incur additional indebtedness, make capital expenditures above specified levels, engage in business combinations, redeem shares in our operating subsidiaries held by noncontrolling owners or undertake various other corporate activities. These covenants may also require us also to maintain certain specified financial ratios, including those relating to total leverage and interest coverage.

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

Pursuant to agreements entered into prior to the CSG Acquisition, the noncontrolling stockholders of certain of our majority-owned subsidiaries have the right to require us to redeem their shares at the then fair market value. For financial statement reporting purposes, the estimated fair market value of these redeemable noncontrolling interests was $73.1 million at March 31, 2012.

We are active in over 60 countries, where we are subject to country-specific risks that could adversely impact our business and results of operations.

During the nine months ended March 31, 2012, we generated approximately 70% of our revenues outside the U.S. and we expect revenues from non-U.S. markets to continue to represent a majority of our total revenues. Business and operations in individual countries are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, currency exchange controls and repatriation of earnings. Our results are also subject to the difficulties of coordinating our activities across over 60 different countries. Furthermore, our business strategy includes expansion of our operations into new and developing markets, which will require even greater international coordination, expose us to additional local government regulations and involve markets in which we do not have experience or established operations. In addition, our operations in each country are vulnerable to changes in socio-economic conditions and monetary and fiscal policies, intellectual property protection disputes, the settlement of legal disputes through foreign legal systems, the collection of receivables through foreign legal systems, exposure to possible expropriation or other governmental actions, unsettled political conditions, possible terrorist attacks and pandemic disease. These and other factors may harm our operations in those countries and therefore our business and results of operations.

We have a large amount of goodwill and other intangible assets as a result of acquisitions. Our earnings will be harmed if we suffer an impairment of our goodwill or other intangible assets.

We have a large amount of goodwill and other intangible assets and are required to perform an annual, or in certain situations a more frequent, assessment for possible impairment for accounting purposes. At March 31, 2012, we had goodwill and other intangible assets of $1.4 billion, or approximately 67% of our total assets. If we do not achieve our planned operating results or other factors impair these assets, we may be required to incur a non-cash impairment charge. Any impairment charges in the future will adversely affect our results of operations.

We may incur significant restructuring and severance charges in future periods, which would harm our operating results and cash position or increase debt.

We incurred restructuring charges of $6.1 million and $2.2 million during the nine months ended March 31, 2012 and March 31, 2011, respectively. These charges consist primarily of relocation and termination benefits paid or to be paid to employees, lease obligations associated with vacated facilities and other costs incurred related to our restructuring initiatives. As of March 31, 2012, our remaining restructuring and severance obligations associated with these restructuring initiatives were $10.3 million.

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

We began paying quarterly cash dividends to holders of our outstanding of common stock and restricted stock units in the quarter ended September 30, 2009. On May 8, 2012, we announced that the Audit Committee of our Board of Directors approved the payment of a quarterly cash dividend of $0.10 per outstanding share of common stock and per outstanding restricted stock unit. The Audit Committee also approved a quarterly stock dividend equivalent of $0.10 per outstanding restricted stock unit granted to certain of our executive officers during fiscal years 2011 and 2012 in lieu of the cash dividend, which dividend equivalent will be paid to the restricted stock unit holders as the restricted stock unit vests. The dividends are payable on June 5, 2012 to stockholders and restricted stock unit holders of record at the close of business on May 22, 2012. Any determination to pay dividends in future periods will be at the discretion of our Board of Directors. Our ability to pay dividends to holders of our common stock and restricted stock units in future periods may be limited by restrictive covenants under our amended and restated senior credit facility and the indenture for the Senior Notes. As a result, your only opportunity to achieve a return on your investment in us could be if the market price of our common stock appreciates and you sell your shares at a profit. We cannot assure you that the market price for our common stock will ever exceed the price that you pay.

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

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
November 2011	347	$47.03	347	$163,659
December 2011	557	$46.33	557	$137,855
February 2012	600	$49.31	600	$108,226
March 2012	98	$47.00	98	$103,634
Total	1,602	$47.64	1,602	$103,634

ITEM 6.	EXHIBITS.

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tony Aquila, Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Renato Giger, Chief Financial Officer and Treasurer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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
May 9, 2012