Form 10-K
period 2012-06-30
SOLERA HOLDINGS, INC
filed 2012-08-29
CIK 1324245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $1,727,000,000 as of December 31, 2011 (based upon the closing sale price on The New York Stock Exchange for such date). For this purpose, all shares held by directors, executive officers and stockholders beneficially owning five percent or more of the registrant’s common stock have been treated as held by affiliates.
The number of shares of the registrant’s common stock outstanding as of August 16, 2012 was 69,934,832.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement to be delivered to stockholders in connection with registrants 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are identified by the use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies and include, but are not limited to, statements about: increase in customer demand for our software and services; growth rates for the automobile insurance claims industry; growth rates for vehicle purchases and car parcs; customer adoption rates for automated claims processing software and services; increases in customer spending on automated claims processing software and services; efficiencies resulting from automated claims processing; performance and benefits of our products and services; development or acquisition of claims processing products and services in areas other than automobile insurance; our relationship with insurance company customers as they continue global expansion; revenue growth resulting from the launch of new software and services; improvements in operating margins resulting from operational efficiency initiatives; increased utilization of our software and services resulting from increased severity; our expectations regarding the growth rates for vehicle insurance; changes in the amount of our existing unrecognized tax benefits; our revenue mix; our income taxes; restructuring plans, potential restructuring charges and their impact on our revenues; our operating expense growth and operating expenses as a percentage of our revenues; stability of our development and programming costs; growth of our selling, general and administrative expenses; decrease of total depreciation and amortization expense; decrease in interest expense and possible impact of future foreign currency fluctuations; growth of our acquisition and related costs; our ability to realize our U.S. and foreign deferred tax assets during the respective carryforward and reversal periods; our use of cash and liquidity position going forward; cash needs to service our debt; and our ability to grow in all types of markets.
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

In November 2008, we completed a secondary public offering of 4.5 million shares of our common stock, raising $86.0 million in net proceeds which was used in the purchase of the outstanding share capital of HPI, Ltd. (“HPI”) in December 2008. In December 2008, we acquired 100% of the outstanding share capital of HPI from a subsidiary of Aviva Plc., the leading provider of used vehicle validation services in the United Kingdom, for an initial cash payment of £67.1 million ($103.3 million), a subordinated note payable with a principal amount of £11.3 million ($18.0 million at June 30, 2011), and contingent cash consideration of up to £4.8 million if HPI achieves certain financial performance targets, of which £2.4 million ($3.8 million) was earned and paid. The acquisition of HPI enhances our delivery of decision support data and software applications to our customers. In fiscal year 2009, we also acquired UC Universal Consulting Software GmbH (“UCS”), a leading provider of software and services to collision repair facilities in Germany, and Inpart Servicos Ltda. (“Inpart”), a leading electronic exchange for the purchase and sale of vehicle replacement parts in Brazil and other markets in Mexico.

In fiscal year 2010, we acquired an 85% ownership interest in AUTOonline GmbH In-formationssysteme (“AUTOonline”), a German limited liability company and provider of an eSalvage vehicle exchange platform in several European countries and Latin American countries as well as India, for cash payments totaling €59.5 million ($86.8 million). In November 2011, we acquired an additional 6.7% ownership interest in AUTOonline for €7.1 million ($9.5 million). After July 1, 2012, we have the right to acquire and the minority owners have the right to sell to us the remaining ownership interest in AUTOonline. The acquisition of AUTOonline extends our core offering to include the disposition of salvage vehicles. In fiscal year 2010, we also acquired Softwaresysteme GTLDATA GmbH (“GTLDATA”), the leading assessor management system provider in Austria, and Market Scan Holding B.V. (“Market Scan”), a leading data analytics and software company serving the Dutch insurance industry.

In June 2011, we acquired 100% of the membership interests of Explore Information Services, LLC (“Explore”), a leading U.S. provider of innovative data and analytic tools used by automotive property and casualty insurers, for a cash payment of $519.2 million. The purchase price was funded through the issuance of notes with an aggregate principal balance of $450.0 million in June 2011 and cash on hand. In fiscal year 2011, we also acquired New Era Software LLC (“New Era”), a U.S.-based provider of bodyshop management systems, and acquired a minority stake in Digidentity B.V., a Dutch company that is a provider of next-generation E-identification certificates for authentication of online identities.

In fiscal year 2012, we acquired See Progress, Inc. (“See Progress”), a market-leading, U.S.-based provider of vehicle repair status software applications, purchased the assets of Inventory Technology Systems, Inc. (“ITS”), a U.S.-based provider of innovative solutions that enhance salvage yard profitability by managing recycled parts logistics and increasing inventory turnover, acquired K&S Beheer B.V. (“Commerce Delta”), a leading, Netherlands-based collision repair shop management system provider, acquired a majority of the outstanding capital shares of Sinexia Corporacion Tecnologica ("Sinexia"), the developer of a leading software application for processing property and casualty insurance claims in Spain, and, through a series of three transactions, acquired Actual Systems, a global provider of premier parts recycling yard management systems that are sold under the "Pinnacle" brand name ("Actual Systems").

The terms “we,” “us,” “our,” “our company” and “our business” refer to the consolidated operations of Solera Holdings, Inc. Our fiscal year ends on June 30 of each year. Fiscal years are identified in this Annual Report on Form 10-K according to the calendar year in which they end. For example, the fiscal year ended June 30, 2012 is referred to as “fiscal year 2012.”

Our Company

We are the leading global provider of software and services to the automobile insurance claims processing industry. We also provide products and services that complement our insurance claims processing software and services, including used vehicle validation, fraud detection software and services, salvage yard management software, disposition of salvage vehicles and data and analytics used by insurers in the re-underwriting of their insured drivers. Our automobile insurance claims processing customers include insurance companies, collision repair facilities, independent assessors and automotive recyclers. We help our customers:

•	estimate the costs to repair damaged vehicles and determine pre-collision fair market values for damaged vehicles for which the repair costs exceed the vehicles’ value;

•	automate and outsource steps of the claims process that insurance companies have historically performed internally; and

•	improve their ability to monitor and manage their businesses through data reporting and analysis.

As of June 30, 2012, we served over 75,000 customers and were active in over 60 countries across six continents with approximately 2,500 employees. Our customers include more than 1,500 automobile insurance companies, 36,500 collision repair facilities, 7,000 independent assessors and 30,000 automotive recyclers, auto dealers and others. We derive revenues from many of the world’s largest automobile insurance companies, including the ten largest automobile insurance companies in Europe and eight of the ten largest automobile insurance companies in North America. No single customer accounted for more than 2.5% of our revenue for fiscal year ended June 30, 2012.

The Automobile Insurance Claims Process

An overview of the automobile insurance claims process and its complexities provides a framework for understanding how our customers can derive value from our software and services. The automobile insurance claims process generally begins following an automobile collision and consists of the following steps:

First Notice of Loss	•	The policyholder initiates the claim process with the insurance company.
	•	The insurance company assigns the claim to an assessor and/or a collision repair facility.
Investigation	•	The assessor conducts interviews, examines photos and reviews police reports.
	•	The insurance company, assessor or collision repair facility estimates the cost to repair the vehicle.
	•	In the case of a heavily damaged vehicle, the assessor or collision repair facility may request a pre-accident vehicle valuation.
Evaluation	•	The insurance company reviews the estimate and/or pre-accident valuation and confirms the results of the investigation.
	•	The insurance company may request additional information and/or require follow-up investigation.
Decision	•	The insurance company determines whether the vehicle should be repaired or declared a total loss.
	•	Based on its evaluation, the insurance company determines who is liable for the claim and the repair or total loss amount it intends to pay.
Settlement	•	The insurance company notifies the policyholder or the collision repair facility of the amount it intends to pay.
	•	The policyholder or collision repair facility may negotiate the final payment amount with the insurance company.
Vehicle Repair	•	The collision repair facility repairs the vehicle if it is not a total loss.
	•	The collision repair facility or the insurance company may periodically communicate the repair status to the insured policyholder.
	•	The collision repair facility purchases replacement parts from original equipment manufacturers, or OEMs, aftermarket parts makers or automotive recyclers.
	•	Further revisions to the claim payment amount may occur if additional damage or cost savings are identified.
Payment	•	The insurance company pays the policyholder or the collision repair facility in the case of a repairable vehicle.
	•	The insurance company pays the policyholder the pre-accident value (less the amount of the insurance deductible) of the vehicle in the case of a total loss.
	•	The insurance company is paid the actual cash value of the total loss vehicle by the buyer of the salvage vehicle.

Each of these steps consists of multiple actions requiring significant and complex interaction among several parties. For example, the investigation step generally involves insurance companies, assessors, collision repair facilities and automotive recyclers and includes conducting interviews, taking and examining photographs, obtaining and reviewing police reports and estimating repair costs and salvage values. When performed manually, many of these tasks, such as the mailing of vehicle photographs or the estimating of vehicle repair costs, can be time-consuming. In addition, without an efficient means of communication that facilitates real-time access to data, claim-related negotiations can result in increased cycle times and unnecessary costs.

The Automobile Insurance Claims Processing Industry

The primary participants in the automobile insurance claims processing industry with whom we do business are automobile insurance companies, collision repair facilities, independent assessors and automotive recyclers. We believe that the principal drivers of demand for our software and services are:

Automobile Insurance Industry

We estimate that the global automobile insurance industry processes more than 100 million claims each year, representing approximately $150 billion in repair costs. We believe the industry is relatively concentrated with a number of large automobile insurance companies accounting for the majority of global automobile insurance premiums. Over the past decade, the largest insurers in the U.S., as a group, have been steadily growing and increasing their market share (measured by the premiums written) so that today over half of all private passenger auto insurance in the United States is issued by just five companies, and in 2011, the top 15 companies issued more than 75 percent.

In 2011, global, non-life insurance premiums, which includes premiums for lines of business in addition to automobile insurance, grew by 1.9% compared to 2010. In 2011, approximately 84% of these premiums were generated in industrialized countries (which grew 0.5% compared to 2010) and 16% of the premium volumes were generated in emerging markets (which grew 9.1% compared to 2010).

Collision Repair Industry

The collision repair industry is highly fragmented. We estimate there are approximately 100,000 collision repair facilities in our markets. The operating costs of these facilities have increased substantially over the past decade due to continued increases in sophisticated technologies and advanced materials used in vehicle manufacture, inflation in collision repair labor rates and changes in environmental regulations. In addition, collision repair facilities have increasingly established preferred relationships with insurance companies. These arrangements, known in the U.S. as direct repair programs, allow collision repair facilities to generate increased repair volumes through insurance company referrals. Insurance companies benefit by establishing a trusted network of collision repair facilities across which they can negotiate labor rates and implement standard procedures and best practices. Insurance companies often require collision repair facilities to use specified automated claims processing software and related services to participate in their programs. We believe the combination of these factors will increase demand for software and services that help collision repair facilities manage their workflow and increase their efficiency.

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

Automotive Recycling Industry

The automotive recycling industry is highly fragmented with over $25 billion in estimated U.S. annual sales by over 7,000 independent salvage and recycling facilities. Participants in the automotive recycling industry are a valuable source of economical and often hard-to-find used vehicle replacement parts. In addition, this industry has become more sophisticated and technology-driven in order to keep pace with more stringent fulfillment requirements. Additionally, insurance companies are increasingly mandating the use of aftermarket and recycled parts to lower the costs to repair damaged vehicles. We believe these factors will result in increased demand for salvage yard management software and services, as automotive recyclers seek to manage their workflows, maximize the value of their inventories and increase efficiency.

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

Asymmetrical information. Collision repair facilities typically have more information about vehicles in their shops than do insurance companies who often must make their damage estimates remotely or with limited information. Our databases provide insurance companies access to detailed information about vehicle damage, repair times and replacement costs, allowing them to more accurately estimate fair settlement values and reduce overpayment on claims.

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

Inefficient collision repair facility workflow. Many collision repair facilities manage their complex workflows manually or without specialized software. Manual workflow management leads to increased processing time, higher costs and more errors, problems that generally intensify as vehicles become more technologically complex, the number of vehicle models proliferate and as repair facilities grow. Our claims processing software and services assist collision repair facilities in effectively managing their workflows and obtaining detailed part availability and pricing information.

Solera’s Markets

We categorize each of the over 60 countries in which we are active into one of the three following market types (from most mature to least mature): (i) Advanced; (ii) Evolving; and (iii) Emerging.

Market Type		Market Characteristics
Advanced Market	•	Automated claims processing is widespread among industry participants.
	•	Vehicle insurance is generally government-mandated and a condition to obtaining vehicle financing.
	•	Number of cars on the road (“car parc”) growing at a lower rate relative to other market types.
	•	Advanced Markets include North America and Western Europe.
Evolving Market	•	Increasing adoption from manual claims processing to automated claims processing; limited use of automated claims processing by industry participants.
	•	Higher accident frequencies than advanced markets.
	•	Growing adoption of government-mandated vehicle insurance and insurance as a condition to vehicle financing.
	•	Size of car parc increasing.
	•	Evolving Markets include Latin America and Central and Eastern Europe.
Emerging Market	•	Insurance companies focused on underwriting policies and establishing market share.
	•	Substantial majority of claims are manually processed; significant opportunity for industry participants to increase operational efficiency through the adoption of automated claims processing.
	•	Early stage adoption of government-mandated vehicle insurance and insurance as a condition to vehicle financing.
	•	The highest accident frequencies among the three market types.
	•	Size of car parc increasing at the fastest rate among the three market types.
	•	Emerging Markets include China and India.

Growth in the Automobile Insurance Claims Processing Industry

One of the primary growth drivers for our industry is the number of insurance claims made. Insurance claims made is determined by several factors, including: the size and growth of the car parc; the frequency of collisions; and insurance company focus on increasing claims processing efficiency and reducing claims cost severity. Each of these factors influences industry growth differently in each of our three market types.

Advanced Markets. In our Advanced Markets, automobile insurance is generally government-mandated and claims processing is generally automated. Automobile insurance companies achieve growth in these highly competitive markets by gaining additional market share, and generally compete on price and quality of policyholder service. To remain competitive, insurance companies increasingly seek additional automated claims processing products and services to minimize costs and improve policyholder service. In the United States, the number of registered vehicles declined in 2009 and 2010, and increased in 2011, while the average vehicle age has been increasing.

Evolving Markets. In our Evolving Markets, the car parc is generally growing. Automobile insurance companies achieve growth in these markets by focusing on writing new vehicle insurance policies and increasing market share. A significant number of claims are processed manually in these markets, presenting opportunities for insurance companies to increase their operational efficiencies by automating claims processing.

Emerging Markets. In our Emerging Markets, the car parc is generally growing at the fastest rate among the three market types. Automobile insurance companies achieve growth in these markets by focusing on writing new vehicle insurance policies and increasing market share. A significant number of claims are processed manually in these markets, presenting opportunities for insurance companies to increase their operational efficiencies by automating claims processing.

According to industry sources, new vehicle sales in Advanced Markets fell in 2008, 2009 and 2010, and increased in 2011. Sales in these markets are projected to grow at a 0.9% compound annual growth rate through 2020. At the same time, sales in Evolving Markets and Emerging Markets continued to grow through the period from 2008 through 2011 and are projected to grow at a 5.7% compound annual growth rate through 2020. Evolving Markets and Emerging Markets now make up a larger percentage of global vehicle sales than Advanced Markets. As the number of insured vehicles on the road continues to expand, we believe the need for automobile insurance claims processing products and services will continue to grow.

While automation of claims processing can result in significant cost savings for our insurance company customers, improving their competitive positioning and customer satisfaction, the cost of automated claims processing software and services generally represents a relatively small portion of automobile insurance companies' claims costs. We believe automobile insurance companies will increase their spending on automated claims processing software and services because incremental investments can result in significant cost reductions.

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

Estimating and Workflow Software

Our core offering is our estimating and workflow software. Our estimating and workflow software helps our customers manage the overall claims process, estimate the cost to repair a damaged vehicle, and calculate the pre-collision fair market value of a vehicle. Key functions of our estimating and workflow software include:

•	capturing first notice of loss information;

•	assigning, managing and monitoring claims and claim-related events;

•	accessing and exchanging claims-related information;

•	calculating, submitting, tracking and storing repair and total loss estimates;

•	reviewing, assessing and reporting estimate variations based upon pre-set rules;

•	routing shop estimates for manual review; and

•	scheduling repairs and automating parts ordering.

Salvage, Salvage Disposition and Recycling Software

Our salvage, salvage disposition and recycling software helps automotive recyclers manage their inventories in order to facilitate the location, sale and exchange of vehicle parts for use in the repair of a damaged vehicle. This software helps insurers determine if a vehicle is a total loss and reduce costs associated with total losses. Key functions of our salvage, salvage disposition and recycling software include:

•	managing inventory;

•	connecting to collision repair facilities to facilitate the use of recycled or aftermarket parts in the repair of a damaged vehicle;

•	locating vehicle parts by price, year, model and/or geographic area;

•	determining the interchangeability of automobile parts across vehicle models;

•	exchanging vehicle parts with other recyclers;

•	determining vehicle residual values, in combination with subsequent sales and purchase options;

•	optimizing proceeds from the sale of salvage vehicles;

•	preparing invoices and managing accounts receivable;

•	generating management reports; and

•	facilitating the offer and sale of salvage vehicles among buyers and sellers.

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

Our Databases

At the core of our software and services are our proprietary databases. Each of our databases has been adapted for use in our local markets. We have invested over $200 million in the last twelve years to maintain and expand our proprietary databases. Our primary databases include our repair estimating database, our total loss database, our claims database, our vehicle validation database, our motor vehicle record database and our salvage parts databases.

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

Total Loss Database. Our total loss database helps our customers determine the pre-collision fair market values of vehicles that have been damaged beyond the point where repair is economically feasible, as well as the amounts they pay policyholders for total losses. Additionally, our employees use this database to provide total loss valuation services to our customers. This database has been designed to accurately reflect the local fair market value of a vehicle rather than simply delivering a market value based on national or regional averages. Each year, we collect more than 180 million “for sale” and “sold” vehicle records from over 8,500 automobile dealer sources, which we have combined with local market purchase and sale data collected from over 3,200 different sources, including websites, local newspapers, magazines and private listings. We update this database by incorporating nearly three million data records per week which include the latest vehicle purchase and sale information including specific models, option packages, vehicle condition and mileage.

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

Vehicle Validation Database. Our vehicle validation database supports the previously owned car market in the United Kingdom by providing private car buyers, car dealers, finance companies and the insurance industry with access to information on all vehicles registered in the United Kingdom. By using our vehicle validation database, customers can verify who the owner is, whether there is a finance-related lien, whether the vehicle has been recorded as stolen or if it has been declared a total loss by an insurance company. We acquire data from a number of public and private data sources including the GB Driver and Vehicle Licensing Agency, motor dealers and manufacturers and finance and insurance companies. The database contains information on approximately 70 million vehicles (including 30 million vehicles currently licensed for use in the United Kingdom) and approximately 135 million mileage readings. The database is updated daily, weekly or periodically depending on the specific data element and its source.

Motor Violation Database. As a result of our acquisition of Explore, in the U.S., we collect moving violation data from 94 sources in 40 states allowing for driver violation reporting on over 40 million insured drivers. This database collects over 22 million moving violation records annually.

Our Global Operations

We are active in over 60 countries on six continents. We manage our business operations through two reportable segments: EMEA and Americas. Our EMEA reportable segment accounted for approximately 59% of our revenues during fiscal year 2012. EMEA comprises our activities in 46 countries in Europe, the Middle East, Africa, Asia and Australia. Our Americas reportable segment accounted for approximately 41% of our revenues during fiscal year 2012. Americas comprises our activities in 16 countries in North, Central and South America.

The table below sets forth the revenues we derived from the following geographic areas, based on the location of the customer, during each of the previous three fiscal years:

	Fiscal Years Ended June 30,
	2012	2011	2010
	(in thousands)
United States	$236,239	$147,351	$140,607
United Kingdom	98,673	100,620	95,178
Germany	84,832	81,500	73,854
Rest of Europe (excluding United Kingdom and Germany)	266,634	257,813	240,256
Other	103,829	97,413	81,453

The increase in the revenues derived from the United States market is primarily due to revenue contributions from Explore, acquired in June 2011.

Sales and Marketing

As of June 30, 2012, our sales and marketing staff included 346 professionals. Our sales and marketing personnel identify and target specific sales opportunities and manage customer relationships. They also design, plan, and launch strategies for new software and services, and plan and facilitate customer conferences and tradeshows. Our country managers are also involved in the sales and marketing process, though they are not counted as full-time sales professionals.

Customer Support and Training

We believe that providing high quality customer support and training services is critical to our success. As of June 30, 2012, we had 415 customer support and training personnel, who provide telephone support, as well as on- and off-site implementation and training. Our customer support and training staff generally consists of individuals with expertise in both our software and services and in the automobile insurance and/or collision repair industries.

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

As of June 30, 2012, our software development staff consisted of 569 professionals across six international software development centers and our database staff consisted of 351 professionals across five international database development centers.

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

Employees

As of June 30, 2012, we had 2,483 associates, including 1,451 employees in our EMEA reportable segment, 984 employees in our Americas reportable segment, and 48 employees in corporate roles. None of our employees are subject to a collective bargaining agreement.

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

We derive a substantial portion of our revenues from sales to large insurance companies and collision repair facilities that have relationships with these insurance companies. During fiscal year 2012, we derived 12.7% of our revenues from our ten largest insurance company customers. The largest three of these customers accounted for 2.3%, 2.1%, and 1.7%, respectively, of our revenues during fiscal year 2012. A loss of one or more of these customers would result in a significant decrease in our revenues, including the business generated by collision repair facilities associated with those customers. Furthermore, many of our arrangements with European customers are terminable by them on short notice or at any time. In December 2011, we were notified by a U.S. insurance company customer that it will not renew its contract with us, and we expect this customer to transition to another provider during fiscal year 2013. This contract accounted for approximately 2% of our total revenues in fiscal year 2012. In addition, disputes with customers may lead to delays in payments to us, terminations of agreements or litigation. Additional terminations or non-renewals of customer contracts or reductions in business from our large customers would harm our business, financial condition and results of operations.

Our industry is highly competitive, and our failure to compete effectively could result in a loss of customers and market share, which could harm our revenues and operating results.

The markets for our automobile insurance claims processing software and services are highly competitive. In the United

States, our principal competitors are CCC Information Services Group Inc. and Mitchell International Inc. In Europe, our principal competitors are EurotaxGlass's Group, DAT, GmbH and GT Motive Einsa Group. We also encounter regional or country-specific competition in the markets for automobile insurance claims processing software and services and our other products and services. For example Experian® is our principal competitor in the United Kingdom in the vehicle validation market, car.tv is our principal competitor in Germany in the online salvage vehicle disposition market and ChoicePoint is our principal competitor in the United States in the automobile reunderwriting solutions market. If one or more of our competitors develop software or services that are superior to ours or are more effective in marketing their software or services, our market share could decrease, thereby reducing our revenues. In addition, if one or more of our competitors retain existing or attract new customers for which we have developed new software or services, we may not realize expected revenues from these new offerings, thereby reducing our profitability.

Some of our current or future competitors may have or develop closer customer relationships, develop stronger brands, have greater access to capital, lower cost structures and/or more attractive system design and operational capabilities than we have. Consolidation within our industry could result in the formation of competitors with substantially greater financial, management or marketing resources than we have, and such competitors could utilize their substantially greater resources and economies of scale in a manner that affects our ability to compete in the relevant market or markets. As a result of consolidation, our competitors may be able to adapt more quickly to new technologies and customer needs, devote greater resources to promoting or selling their products and services, initiate and withstand substantial price competition, expand into new markets, hire away our key employees, change or limit access to key information and systems, take advantage of acquisition or other strategic opportunities more readily and develop and expand their product and service offerings more quickly than we can. In addition, our competitors may form strategic or exclusive relationships with each other and with other companies in attempts to compete more successfully against us. These relationships may increase our competitors' ability, relative to ours, to address customer needs with their software and service offerings, which may enable them to rapidly increase their market share.

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

We derive most of our revenues, and incur most of our costs, including a portion of our debt service costs, in currencies other than the U.S. dollar, mainly the Euro. In our historical financial statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period for our consolidated statement of income and certain components of stockholders’ equity or the exchange rate at the end of that period for the consolidated balance sheet. These translations resulted in a net foreign currency translation adjustment of $(73.5) million and $83.5 million for fiscal years 2012 and 2011, respectively. Ongoing global economic conditions have impacted currency exchange rates.

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

Period	Average Euro-to-U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter Ended September 30, 2010	$1.29	$1.55
Quarter Ended December 31, 2010	1.36	1.58
Quarter Ended March 31, 2011	1.37	1.60
Quarter Ended June 30, 2011	1.44	1.63
Quarter Ended September 30, 2011	1.42	1.61
Quarter Ended December 31, 2011	1.35	1.57
Quarter Ended March 31, 2012	1.31	1.57
Quarter Ended June 30, 2012	1.28	1.58

During fiscal year 2012, as compared to fiscal year 2011, the U.S. dollar strengthened against most major foreign currencies we use to transact our business. The average U.S. dollar strengthened versus the Euro by 1.8% and the Pound Sterling by 0.4%, which decreased our revenues and expenses during fiscal year 2012. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in an increase or decrease, as the case may be, to our revenues of $27.7 million during fiscal year 2012.

In April 2012, in order to hedge our exposure to variability in the Euro-denominated cash flows associated with two intercompany loans, we entered into two pay fixed Euros / received fixed U.S. dollar cross-currency swaps in the aggregate notional amount of €109.0 million. These cross-currency swaps were designated, at inception, as cash flow hedges of the intercompany loans. Accordingly, any foreign exchange gains or losses recognized in our consolidated statements of income resulting from the periodic re-measurement of the intercompany loans into U.S. dollars is mitigated by an offsetting gain or loss, as the case may be, resulting from the change in the fair value of the swaps. During the fiscal years ended June 30, 2012, 2011, and 2010, we recognized net foreign currency transaction losses in our consolidated statements of income of $1.4 million, $10.0 million, and $5.8 million, respectively.

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

Our operations and performance depend on worldwide economic conditions, which have deteriorated significantly in many countries where our products and services are sold, and may remain depressed for the foreseeable future. These conditions make it difficult for our customers and potential customers to accurately forecast and plan future business activities, and could cause our customers and potential customers to slow, reduce or refrain from spending on our products. In addition, external factors that affect our business have been and may continue to be impacted by the global economic slowdown. Examples include:

•
Number of Insurance Claims Made: In fiscal year 2012, the number of insurance claims made increased slightly versus fiscal year 2011. However, in several of our large western European markets, the number of insurance claims for vehicle damage submitted by owners to their insurance carriers declined slightly. The number of insurance claims made can be influenced by factors such as unemployment levels, the number of miles driven, rising gasoline prices, the number of uninsured drivers, rising insurance premiums and insured drivers opting for lower coverage or higher deductible levels, among other things. Fewer claims made can reduce the transaction-based fees that we generate.

•
Sales of New and Used Vehicles: According to industry sources, new vehicle sales in Advanced Markets fell in 2008, 2009, 2010 and 2011. Sales in these markets are projected to grow at a 0.9% compound annual growth rate through 2020. At the same time, sales in Evolving and Emerging Markets continued to grow through the period from 2008 through 2011 and are projected to grow at a 5.7% compound annual growth rate through 2020. Fewer new light vehicle sales can result in fewer insured vehicles on the road and fewer automobile accidents, which can reduce the transaction-based fees that we generate.

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

•
Automobile Usage—Number of Miles Driven: Several factors can influence miles driven, including gasoline prices and economic conditions. For calendar year 2011, cumulative miles driven in the United States declined by 1.2% compared to the same period in the prior year. In calendar year 2010, the number of miles driven in the United States increased compared to calendar years 2009 and 2008. In calendar year 2009, the number of miles driven in the United States and several of our large western European markets declined due to higher gasoline prices and difficult economic conditions. Fewer miles driven can result in fewer automobile accidents, which can reduce the transaction-based fees that we generate.

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

Our growth is dependent upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. We have addressed and will continue to address the need to introduce new products both through internal development and through acquisitions of other companies and technologies that would complement or extend our business or enhance our technological capability. In fiscal year 2011, we acquired two businesses, including Explore. The acquisition of Explore is our largest acquisition to date. In fiscal year 2012, we have acquired three businesses, substantially all of the assets of another business and a majority of the outstanding shares of a fifth business.

Our ability to realize the anticipated benefits of the Explore will depend, to a large extent, on our ability to continue to expand Explore's products and services and integrate them with our products and services. Our management will be required to devote significant attention and resources to these efforts, which may disrupt the business of either or both of the companies and, if executed ineffectively, could preclude realization of the full benefits we expect. Failure to realize the anticipated benefits of the acquisition could cause an interruption of, or a loss of momentum in, the operations of Explore. In addition, the efforts required to realize the benefits of the acquisition may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and the diversion of management's attention, and may cause our stock price to decline. The risks associated with the Explore acquisition and our other past or future acquisitions include:

•	adverse effects on existing customer or supplier relationships, such as cancellation of orders or the loss of key customers or suppliers;

•	difficulties in integrating or retaining key employees of the acquired company;

•	difficulties in integrating the operations of the acquired company, such as information technology resources, and financial and operational data;

•	entering geographic or product markets in which we have no or limited prior experience;

•	difficulties in assimilating product lines or integrating technologies of the acquired company into our products;

•	disruptions to our operations;

•	diversion of our management's attention;

•	potential incompatibility of business cultures;

•	potential dilution to existing stockholders if we issue shares of common stock or other securities as consideration in an acquisition or if we issue any such securities to finance acquisitions;

•	prohibitions against completing acquisitions as a result of regulatory restrictions or disruptions in connection with regulatory investigations of completed acquisitions;

•	limitations on the use of net operating losses or tax benefits;

•	negative market perception, which could negatively affect our stock price;

•	the assumption of debt and other liabilities, both known and unknown; and/or

•
additional expenses associated with the amortization of intangible assets or impairment charges related to purchased intangibles and goodwill, or write-offs, if any, recorded as a result of the acquisition.

Many of these factors will be outside of our control, and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy.

We have been notified by the Federal Trade Commission (“FTC”) that it has commenced a formal investigation of a recently completed, non-material acquisition and a voluntary, non-public investigation of a pending, non-material transaction to determine whether the transactions violate U.S. antitrust law. While the investigations are at an early stage and we are therefore not able to predict its outcome, the transactions may be subject to various remedies, including divestiture of the acquired business and/or a prohibition against completing the pending transaction. Moreover, the investigations and/or their outcome could expose us to negative publicity, which might adversely affect our brands, reputation and/or customer preference for our products. In addition, our merger and acquisition activities in the same or similar markets as the subject businesses are subject to antitrust and competition laws, which laws could impact our ability to pursue strategic transactions in these markets.

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

Additionally, we may finance future acquisitions and/or joint ventures with cash from operations, additional indebtedness and/or the issuance of additional securities, any of which may impair the operation of our business or present additional risks, such as reduced liquidity or increased interest expense. For example, we financed the purchase price for the Explore acquisition with a private offering of $450.0 million aggregate principal amount of senior unsecured notes, which resulted in a decrease of our ratio of earnings to fixed charges and adversely affected the leverage measures in our senior secured credit facility. We may also seek to restructure our business in the future by disposing of certain of our assets, which may harm our future operating results, divert significant managerial attention from our operations and/or require us to accept non-cash consideration, the market value of which may fluctuate.

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

Our industry is characterized by rapidly changing technology, evolving industry standards and frequent introductions of, and enhancements to, existing software and services, all with an underlying pressure to reduce cost. Industry changes could render our offerings less attractive or obsolete, and we may be unable to make the necessary adjustments to our offerings at a competitive cost, or at all. We also incur substantial expenses in researching, developing, designing, purchasing, licensing and marketing new software and services. The development or adaptation of these new technologies may result in unanticipated expenditures and capital costs that would not be recovered in the event that our new software or services are unsuccessful. The research, development, production and marketing of new software and services are also subject to changing market requirements, access to and rights to use third-party data, the satisfaction of applicable regulatory requirements and customers' approval procedures and other factors, each of which could prevent us from successfully marketing any new software and services or responding to competing technologies. The success of new software in our industry also often depends on the ability to be first to market, and our failure to be first to market with any particular software project could limit our ability to recover the development expenses associated with that project. If we cannot develop or acquire new technologies, software and services or any of our existing software or services are rendered obsolete, our revenues and income could decline and we may lose market share to our competitors, which would impact our future operations and financial results.

Changes in or violations by us or our customers of applicable government regulations could reduce demand for or limit our ability to provide our software and services in those jurisdictions.

Our insurance company customers are subject to extensive government regulations, mainly at the state level in the United States and at the country level in our non-U.S. markets. Some of these regulations relate directly to our software and services, including regulations governing the use of total loss and estimating software. If our insurance company customers fail to comply with new or existing insurance regulations, including those applicable to our software and services, they could lose their certifications to provide insurance and/or reduce their usage of our software and services, either of which would reduce our revenues. Also, we are subject to direct regulation in some markets, and our failure to comply with these regulations could significantly reduce our revenues or subject us to government sanctions. In addition, future regulations could force us to implement costly changes to our software and/or databases or have the effect of prohibiting or rendering less valuable one or more of our offerings. Moreover, some states in the United States have changed and are contemplating changes to their regulations to permit insurance companies to use book valuations or public source valuations for total loss calculations, making our total loss software potentially less valuable to insurance companies in those states. Some states have adopted total loss regulations, that, among other things, require insurers use a methodology deemed acceptable to the respective government agency.

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

There is momentum to create a U.S. federal government oversight mechanism for the insurance industry. There is also legislation under consideration by the U.S. legislature relating to the vehicle repair industry. Federal regulatory oversight of or legislation relating to the insurance industry in the United States could result in a broader impact on our business versus similar oversight or legislation at the U.S. state level.

Regulatory developments could negatively impact our business.

We acquire and distribute personal, public and non-public information, store it in our some of our databases and provide it in various forms to certain of our customers in accordance with applicable law and contracts. We are subject to government regulation and, from time to time, companies in similar lines of business to us are subject to adverse publicity concerning the use of such data. We provide many types of data and services that are subject to regulation under the Fair Credit Reporting Act, Gramm-Leach-Bliley Act, Driver's Privacy Protection Act, Health Insurance Portability and Accountability Act, the European Union's Data Protection Directive and, to a lesser extent, various other international, federal, state and local laws and regulations. These laws and regulations are designed to protect the privacy of the public and to prevent the misuse of personal information. Our suppliers that provide us with protected and regulated data face similar regulatory requirements and, consequently, they may cease to be able to provide data to us or may substantially increase the fees they charge us for this data which may make it financially burdensome or impossible for us to acquire data that is necessary to offer our certain of our products and services. Additionally, many consumer advocates, privacy advocates, and government regulators believe that the existing laws and regulations do not adequately protect privacy of personal information. They have become increasingly concerned with the use of personal information, particularly social security numbers, department of motor vehicle data and dates of birth. As a result, they are lobbying for further restrictions on the dissemination or commercial use of personal information to the public and private sectors. The following legal and regulatory developments also could have a material adverse affect on our business, financial position, results of operations or cash flows:

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

We require a significant amount of cash to service our indebtedness, which reduces the cash available to finance our organic growth, make strategic acquisitions and enter into alliances and joint ventures; our Amended Credit Facility contains restrictive covenants that limit our ability to engage in certain activities.

We have a significant amount of indebtedness. As of June 30, 2012, our indebtedness, including current maturities, was $1.1 billion, of which $285.4 million matures in May 2017 and $850.0 million matures in June 2018.

During fiscal year 2012, our aggregate interest expense was $53.6 million and cash paid for interest was $60.6 million. As a result of our issuance of senior unsecured notes in June 2011 and April 2012, we expect our interest expense and cash interest expense to significantly increase in fiscal year 2013 as compared to previous periods.

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

Our ability to service our indebtedness will depend on our future performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors. Some of these factors are beyond our control. If we cannot generate sufficient cash flow from operations to service our indebtedness and to meet our other obligations and commitments, we may be required to refinance our debt, to dispose of assets or to repatriate foreign earnings to obtain funds for such purpose. We cannot assure you that debt refinancings or asset dispositions could be completed on a timely basis or on satisfactory terms, if at all, or would be permitted by the terms of our debt instruments. If we were to repatriate foreign earnings, we would incur incremental U.S. federal and state income taxes.

In June 2011 and again in April 2012, we completed private offerings of $450.0 million and $400.0 million, respectively, aggregate principal amount of senior unsecured notes. The senior unsecured notes, in addition to our Amended Credit Facility contain covenants that restrict our and our subsidiaries’ ability to make certain distributions with respect to our capital stock, prepay other debt, encumber our assets, incur additional indebtedness, make capital expenditures above specified levels, engage in business combinations, redeem shares in our operating subsidiaries held by noncontrolling owners or undertake various other corporate activities. These covenants may also require us also to maintain certain specified financial ratios, including those relating to total leverage and interest coverage.

Our failure to comply with any of these covenants could result in the acceleration of our outstanding indebtedness under the Amended Credit Facility. If acceleration occurs, we would not be able to repay our debt and it is unlikely that we would be able to borrow sufficient additional funds to refinance our debt. Even if new financing is made available to us, it may not be available on acceptable or reasonable terms. An acceleration of our indebtedness would impair our ability to operate as a going concern.

Pursuant to agreements entered into prior to the CSG Acquisition, the noncontrolling stockholders of certain of our majority-owned subsidiaries have the right to require us to redeem their shares at the then fair market value. For financial statement reporting purposes, the estimated fair market value of these redeemable noncontrolling interests was $74.1 million at June 30, 2012.

We are active in over 60 countries, where we are subject to country-specific risks that could adversely impact our business and results of operations.

During fiscal year 2012 and 2011, we generated approximately 70% and 79% of our revenues, respectively, outside the U.S. and we expect revenues from non-U.S. markets to continue to represent a majority of our total revenues. Business and operations in individual countries are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, currency exchange controls and repatriation of earnings. Our results are also subject to the difficulties of coordinating our activities across over 60 different countries. Furthermore, our business strategy includes expansion of our operations into new and developing markets, which will require even greater international coordination, expose us to additional local government regulations and involve markets in which we do not have experience or established operations. In addition, our operations in each country are vulnerable to changes in socio-economic conditions and monetary and fiscal policies, intellectual property protection disputes, the settlement of legal disputes through foreign legal systems, the collection of receivables through foreign legal systems, exposure to possible expropriation or other governmental actions, unsettled political conditions, possible terrorist attacks and pandemic disease. These and other factors may harm our operations in those countries and therefore our business and results of operations.

We have a large amount of goodwill and other intangible assets as a result of acquisitions. Our earnings will be harmed if we suffer an impairment of our goodwill or other intangible assets.

We have a large amount of goodwill and other intangible assets and are required to perform an annual, or in certain situations a more frequent, assessment for possible impairment for accounting purposes. At June 30, 2012, we had goodwill and other intangible assets of $1.3 billion, or approximately 62% of our total assets. If we do not achieve our planned operating results or other factors impair these assets, we may be required to incur a non-cash impairment charge. Any impairment charges in the future will adversely affect our results of operations.

We may incur significant restructuring and severance charges in future periods, which would harm our operating results and cash position or increase debt.

We incurred restructuring charges of $7.1 million during each of fiscal years 2012 and 2011. These charges consist primarily of relocation and termination benefits paid or to be paid to employees, lease obligations associated with vacated facilities and other costs incurred related to our restructuring initiatives. As of June 30, 2012, our remaining restructuring and severance obligations associated with these restructuring initiatives were $8.6 million.

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

We believe that our success depends significantly on our ability to provide our customers access to data from many different sources. For example, a substantial portion of the data used in our repair estimating software is derived from parts and repair data provided by, among others, original equipment manufacturers, or OEMs, aftermarket parts suppliers, data aggregators, automobile dealerships, government organizations and vehicle repair facilities. We obtain much of our data about vehicle parts and components and collision repair labor and costs through license agreements with OEMs, automobile dealers, and other providers, and we obtain much of our data in our vehicle validation database and motor violation database from government organizations. EurotaxGlass's Group, one of our primary competitors in Europe, provides us with valuation and paint data for use in our European markets pursuant to a similar arrangement, and Mitchell International, one of our primary competitors in the United States, provides us with vehicle glass data for use in our U.S. markets pursuant to a similar arrangement. In some cases, the data included in our products and services is licensed from sole-source suppliers. Many of the license agreements through which we obtain data are for terms of one year and may be terminated without cost to the provider on short notice.

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

On February 6, 2012, we filed a lawsuit against Mitchell International, Inc. (“Mitchell”) in the United States District Court for the District of Delaware for infringement of one of our U.S. patents. We expect that our lawsuit, if we cannot resolve it before trial, could require several years to litigate, and at this stage we cannot predict the duration or cost of such litigation. We also expect that our lawsuit, even if it is determined in our favor or settled by us on favorable terms, will be costly to litigate, and that the cost of such litigation could have an adverse financial impact on our operating results. The litigation could also distract our management team and technical personnel from our other business operations, to the detriment of our business results. It is possible that we might not prevail in our lawsuit against Mitchell, in which case our costs of litigation would not be recovered, and we could effectively lose some of our patent rights. It is also possible that Mitchell might respond to our lawsuit by asserting counterclaims against us. Delays in the litigation, and any or all of these potential adverse results, could cause a substantial decline in our stock price.

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

Our effective tax rate could be adversely affected by our mix of earnings in countries with high versus low tax rates; by changes in the valuation of our deferred tax assets and liabilities; by a change in our assertion that our foreign earnings are indefinitely reinvested; by the outcomes of examinations, audits or disputes by or with relevant tax authorities; or by changes in tax laws and regulations. There have been several U.S. domestic and international laws recently enacted that would significantly impact how U.S. multinational corporations are taxed on foreign earnings. Such enacted tax laws could have a material adverse impact on our tax expense.

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

We began paying quarterly cash dividends to holders of our outstanding of common stock and restricted stock units in the quarter ended September 30, 2009. On August 23, 2012, we announced that the Board of Directors approved the payment of a quarterly cash dividend of $0.125 per outstanding share of common stock and per outstanding restricted stock unit. The Board of Directors also approved a quarterly stock dividend equivalent of $0.125 per outstanding restricted stock unit granted to certain of our executive officers during fiscal years 2011 and 2012 in lieu of the cash dividend, which dividend equivalent will be paid to the restricted stock unit holders as the restricted stock unit vests. The dividends are payable on September 18, 2012 to stockholders and restricted stock unit holders of record at the close of business on September 6, 2012. Any determination to pay dividends in future periods will be at the discretion of our Board of Directors. Our ability to pay dividends to holders of our common stock and restricted stock units in future periods may be limited by restrictive covenants under our Amended Credit Facility and the indenture for the senior unsecured notes. As a result, your only opportunity to achieve a return on your investment in us could be if the market price of our common stock appreciates and you sell your shares at a profit. We cannot assure you that the market price for our common stock will ever exceed the price that you pay.

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

Our principal leased EMEA facilities are located in Zurich, Switzerland and Zeist, the Netherlands. Our principal leased Americas facilities are located in San Diego, California; Ann Arbor, Michigan; Plymouth and Eagan, Minnesota; and Milwaukie, Oregon. We also lease a number of other facilities in countries where we operate. We own real estate in Brussels, Belgium; Reading, United Kingdom; Salisbury, United Kingdom; and Harrogate, United Kingdom.

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

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been traded on The New York Stock Exchange since May 16, 2007 under the symbol “SLH”. Prior to that time, there was no public market for our common stock. The following table sets forth the high and low sales prices for our common stock as reported on the New York Stock Exchange for the periods indicated.

Fiscal Year 2012:	High	Low
First Quarter	$62.35	$48.84
Second Quarter	$55.12	$44.15
Third Quarter	$51.43	$42.71
Fourth Quarter	$46.60	$40.19
Fiscal Year 2011:
First Quarter	$44.67	$35.93
Second Quarter	$53.12	$42.42
Third Quarter	$54.80	$47.88
Fourth Quarter	$59.51	$49.49

Holders of Record

As of August 16, 2012, there were approximately 15 holders of record of our common stock, which is not reflective of the beneficial owners of our common stock.

Dividends

In fiscal years 2012 and 2011, we paid quarterly cash dividends of $0.10 and $0.075, respectively, per share outstanding of common stock and per outstanding restricted stock unit to stockholders and restricted stock unit holders of record. We also issued quarterly stock dividend equivalents of $0.10 per outstanding restricted stock unit granted to certain of our executive officers during fiscal year 2012 in lieu of the cash dividend, which dividend equivalent will be paid to the restricted stock unit holders as the restricted stock unit vests. Cash dividends paid in fiscal years 2012 and 2011 were as follows (in thousands, except per share data):

Fiscal Year 2012:	Per Share	Total	Cumulative by Fiscal Year
First Quarter	0.1000	$7,127	$7,127
Second Quarter	0.1000	7,138	14,265
Third Quarter	0.1000	7,052	21,317
Fourth Quarter	0.1000	6,967	28,284
	0.4000	$28,284
Fiscal Year 2011:
First Quarter	0.0750	$5,285	$5,285
Second Quarter	0.0750	5,305	10,590
Third Quarter	0.0750	5,320	15,910
Fourth Quarter	0.0750	5,321	21,231
	0.3000	$21,231

On August 23, 2012, we announced that our Board of Directors approved the payment of a cash dividend of $0.125 per share of outstanding common stock and per outstanding restricted stock unit. The Board of Directors also approved a quarterly stock dividend equivalent of $0.125 per outstanding restricted stock unit granted to certain of our executive officers during fiscal years 2011 and 2012 in lieu of the cash dividend, which dividend equivalent will be paid to the restricted stock unit holders as the restricted stock unit vests. Any determination to pay dividends in future periods will be at the discretion of our board of directors. Our ability to pay dividends to holders of our common stock and restricted stock units in future periods may be limited by restrictive covenants under our Amended Credit Facility.

Unregistered Sales of Equity Securities

None.

Equity Compensation Plan Information

The following table sets forth certain information regarding our equity compensation plans as of June 30, 2012 (shares in thousands):

Plan Category	Number of securities to be issued upon exercise of outstanding options purchase rights and vesting of restricted stock units		Weighted-average exercise price of outstanding options and unvested restricted stock units	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders:
2006 Securities Purchase Plan	—		$—	—
2007 Long-Term Equity Incentive Plan (1)	318		23.34	—
2007 Employee Stock Purchase Plan	—		—	1,428
2008 Omnibus Equity Incentive Plan (1)	2,133	(2)	37.77	8,873	(3)
Equity compensation plans not approved by stockholders	—		—	—
Total	2,451			10,301

(1)
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

(2)	Assumes the target amount of outstanding performance share units will be earned.

(3)	Reflects the maximum amount of performance share units that could be earned.

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

Total Return Performance
Index Value
350
300
250
200
150
100
50
0
May-2007
Jun-2007
Jun-2008
Jun-2009
Jun-2010
Jun-2011
Jun-2012
Solera Holdings, Inc.
Russell 2000
Peer Group

	Cumulative Total Return
	Solera Holdings, Inc.	Russell 2000 Index	Information Service Peers
May 16, 2007	$100.00	$100.00	$100.00
June 29, 2007	$110.74	$101.65	$107.46
June 29, 2008	$158.06	$84.08	$93.10
June 30, 2009	$145.14	$61.97	$83.34
June 30, 2010	$208.44	$77.73	$87.56
June 30, 2011	$342.72	$106.81	$101.20
June 30, 2012	$244.06	$104.59	$92.38

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

Issuer Purchases of Equity Securities

In November 2011, our Board of Directors approved a share repurchase program for up to a total of $180.0 million of our common stock through November 10, 2013. Share repurchases are made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. The repurchase program does not require us to purchase any specific number or amount of shares, and the timing and amount of such purchases will be determined by management based upon market conditions and other factors. In addition, the program may be amended or terminated at the discretion of our Board of Directors. The following table provides the amount of shares repurchased during each month to date (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
November 2011	347	$47.03	347	$163,659
December 2011	557	$46.33	557	$137,855
February 2012	600	$49.31	600	$108,226
March 2012	98	$47.00	98	$103,634
May 2012	600	$45.20	600	$76,504
Total	2,202	$46.97	2,202	$76,504

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical financial information regarding our business and should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

Our results of operations include the results of operations of acquired companies from the date of the respective acquisitions.

	Fiscal Years Ended June 30,
	2012 (1)	2011 (2)	2010 (3)	2009 (4)	2008
Statement of Income Data:
Revenues	$790,207	$684,697	$631,348	$557,691	$539,853
Cost of revenues:
Operating expenses	171,763	134,649	130,852	128,101	131,751
Systems development and programming costs	73,914	68,932	67,926	59,941	66,666
Total cost of revenues (excluding depreciation and amortization)	245,677	203,581	198,778	188,042	198,417
Selling, general and administrative expenses	206,639	187,701	170,562	159,414	153,384
Depreciation and amortization	103,510	83,088	88,978	86,146	95,266
Restructuring charges, asset impairments, and other costs associated with exit and disposal activities	7,057	7,093	5,910	3,952	13,286
Acquisition and related costs	7,962	9,687	4,032	4,427	1,112
Interest expense	53,593	31,102	32,782	38,565	45,730
Other (income) expense, net	1,665	7,815	3,964	(15,656)	(9,518)
	626,103	530,067	505,006	464,890	497,677
Income before provision for income taxes	164,104	154,630	126,342	92,801	42,176
Income tax provision (benefit)	45,718	(14,427)	32,171	26,168	35,106
Net income	118,386	169,057	94,171	66,633	7,070
Less: Net income attributable to noncontrolling interests	11,398	11,680	9,739	8,326	7,243
Net income (loss) attributable to Solera Holdings, Inc.	106,988	157,377	84,432	58,307	(173)
Net income (loss) attributable to Solera Holdings, Inc. per common share:
Basic	$1.52	$2.23	$1.20	$0.86	$0.00
Diluted	$1.51	$2.22	$1.20	$0.86	$0.00
Dividends paid per share	$0.40	$0.30	$0.25	$—	$—

	Fiscal Years Ended June 30,
	2012 (1)	2011 (2)	2010 (3)	2009 (4)	2008
Weighted average common shares used in the calculation of net income attributable to Solera Holdings, Inc. per common share (5):
Basic	70,178	70,349	69,587	67,252	63,500
Diluted	70,527	70,683	69,763	67,295	63,500
Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$222,992	$211,531	$190,284	$133,405	$122,615
Investing activities (5)	(47,819)	(543,558)	(111,287)	(121,876)	(19,135)
Financing activities (6)	(17,966)	410,901	(28,927)	72,214	(56,548)
Balance Sheet Data (as of the end of period):
Cash and cash equivalents	$508,246	$371,101	$240,522	$223,420	$149,311
Total assets (7)	2,151,816	2,169,135	1,356,653	1,418,609	1,331,755
Long-term debt, net of current portion (8)	1,143,012	1,020,383	538,018	592,200	624,570
Total stockholders’ equity	687,381	785,109	512,815	492,815	395,813

(1)
The results of operations of See Progress, Commerce Delta, Sinexia and Actual Systems, acquired in fiscal year 2012, are included from the respective dates of the acquisitions, which are not the first day of the applicable fiscal year.

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

(4)	The results of operations of HPI, UCS and Inpart, acquired in fiscal year 2009, are included from the respective dates of the acquisitions, which are not the first day of the applicable fiscal year.

(5)	Cash flows used in investing activities in fiscal year 2011 primarily reflect the $520.0 million paid to acquire Explore in June 2011.

(6)
Cash flows from financing activities in fiscal year 2012 reflect the $410.5 million of net proceeds from our issuance of senior unsecured notes in April 2012, the use of a portion of the proceeds therefrom to repay $246.7 million of the outstanding term loans under our senior credit facility and repurchases of our common stock totaling $103.5 million. Cash flows from financing activities in fiscal year 2011 primarily reflect the $444.3 million of net proceeds from our issuance of senior unsecured notes in June 2011.

(7)	The increase in total assets in fiscal year 2011 primarily reflects the goodwill and acquired intangible assets from our acquisition of Explore.

(8)	The increases in long-term debt, net of current portion in fiscal years 2012 and 2011 primarily reflect our issuance of senior unsecured notes in April 2012 and June 2011.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for fiscal years 2012, 2011 and 2010 are not necessarily indicative of the results that may be expected for any future period. We describe the effects on our results that are attributed to the change in foreign currency exchange rates by measuring the incremental difference between translating the current and prior period results at the monthly average rates for the same period from the prior year.

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

We serve over 75,000 customers and are active in over 60 countries across six continents with approximately 2,500 employees. Our customers include more than 1,500 automobile insurance companies, 36,500 collision repair facilities, 7,000 independent assessors and 30,000 automotive recyclers, auto dealers and others. We derive revenues from many of the world’s largest automobile insurance companies, including the ten largest automobile insurance companies in Europe and eight of the ten largest automobile insurance companies in North America.

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

Segments

We have aggregated our operating segments into two reportable segments: EMEA and Americas. In the first quarter of fiscal year 2012, we announced the formation of the Netherlands, Germany, Austria and Switzerland (“NGAS”) Region to leverage the operational and technological achievements and investments we made in the Highly Established Markets Initiative (“HEMI”) Region across our markets. As a result of the creation of the NGAS Region, in the first quarter of fiscal year 2012 we transferred our Netherlands operating segment from our Americas reportable segment to our EMEA reportable segment. Accordingly, our EMEA reportable segment encompasses our operations in Europe, the Middle East, Africa, Asia and Australia, while our Americas reportable segment encompasses our operations in North, Central and South America. All prior period segment information has been restated to conform to the current presentation.

Our chief operating decision maker is our Chief Executive Officer. We evaluate the performance of our reportable segments based on revenues, income before provision for income taxes and adjusted EBITDA, a non-GAAP financial measure that represents GAAP net income excluding interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, restructuring charges, asset impairments and other costs associated with exit and disposal activities, acquisition and related costs, litigation related expenses and other (income) expense, net. We do not allocate certain costs to reportable segments, including costs related to our financing activities, business development and oversight, and tax, audit and other professional fees, to our reportable segments. Instead, we manage these costs at the Corporate level.

The table below sets forth our revenues by reportable segment and as a percentage of our total revenues for the periods indicated (dollars in millions):

	Fiscal Years Ended June 30,
	2012		2011		2010
EMEA	$464.4	58.8%	$453.1	66.2%	$420.7	66.6%
Americas	325.8	41.2	231.6	33.8	210.6	33.4
Total	$790.2	100.0%	$684.7	100.0%	$631.3	100.0%

For fiscal year 2012, the United States, the United Kingdom and Germany were the only countries that individually represented more than 10% of total revenues.

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

Foreign currency. During fiscal years 2012, 2011 and 2010, we generated approximately 70%, 79% and 78% of our revenues, respectively, and incurred a majority of our costs, in currencies other than the U.S. dollar, primarily the Euro. We translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period for our consolidated statement of income and certain components of stockholders’ equity and the exchange rate at the end of that period for the consolidated balance sheet. These translations resulted in foreign currency translation adjustments of $(73.5) million and $83.5 million for fiscal years 2012 and 2011, respectively, which are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction losses recognized in our consolidated statements of income were $1.4 million, $10.0 million, $5.8 million during fiscal years 2012, 2011, and 2010, respectively.

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

Period	Average Euro-to-U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter Ended September 30, 2010	$1.29	$1.55
Quarter Ended December 31, 2010	1.36	1.58
Quarter Ended March 31, 2011	1.37	1.60
Quarter Ended June 30, 2011	1.44	1.63
Quarter Ended September 30, 2011	1.42	1.61
Quarter Ended December 31, 2011	1.35	1.57
Quarter Ended March 31, 2012	1.31	1.57
Quarter Ended June 30, 2012	1.28	1.58

During fiscal year 2012, as compared to fiscal year 2011, the U.S. dollar strengthened against most major foreign currencies we use to transact our business. The average U.S. dollar strengthened versus the Euro by 1.8% and the Pound Sterling by 0.4%, which decreased our revenues and expenses during fiscal year 2012. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in an increase or decrease, as the case may be, to our revenues of $27.7 million during fiscal year 2012.

In April 2012, in order to hedge our exposure to variability in the Euro-denominated cash flows associated with two intercompany loans, we entered into two pay fixed Euros / received fixed U.S. dollar cross-currency swaps in the aggregate notional amount of €109.0 million. These cross-currency swaps were designated, at inception, as cash flow hedges of the intercompany loans. Accordingly, any foreign exchange gains or losses recognized in our consolidated statements of income resulting from the periodic re-measurement of the intercompany loans into U.S. dollars is mitigated by an offsetting gain or loss, as the case may be, resulting from the change in the fair value of the swaps.

Factors that affect business volume. The following external factors have or may have an effect on the number of claims that are submitted and/or our volume of transactions, any of which can affect our revenues:

•
Number of insurance claims made. In fiscal year 2012, the number of insurance claims made increased slightly versus fiscal year 2011. However, in several of our large western European markets, the number of insurance claims for vehicle damage submitted by owners to their insurance carriers declined slightly. The number of insurance claims made can be influenced by factors such as unemployment levels, the number of miles driven, rising gasoline prices, the number of uninsured drivers, rising insurance premiums and insured opting for lower coverage or higher deductible levels, among other things. Fewer claims made can reduce the transaction-based fees that we generate.

•
Sales of new and used vehicles. According to industry sources, new vehicle sales fell in 2008, 2009, 2010 and 2011 in markets wherein automobile insurance is generally government-mandated and claims processing is automated (“advanced markets”). Sales in these markets are projected to grow at a 0.9% compound annual growth rate through 2020. At the same time, in other markets, sales continued to grow from 2008 through 2011, and are projected to grow at a 5.7% compound annual growth rate through 2020. Fewer new light vehicle sales can result in fewer insured vehicles on the road and fewer automobile accidents, which can reduce the transaction-based fees that we generate.

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

•
Automobile usage—number of miles driven. Several factors can influence miles driven including gasoline prices and economic conditions. For calendar year 2011, cumulative miles driven in the United States declined by 1.2% compared to the same period in the prior year. Fewer miles driven can result in fewer automobile accidents, which can reduce the transaction-based fees that we generate.

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

Non-cash share-based compensation charges. We incurred pre-tax, non-cash share-based compensation charges of $18.4 million, $13.6 million and $9.6 million during fiscal years 2012, 2011, and 2010, respectively. At June 30, 2012, the estimated total remaining unamortized share-based compensation expense, net of forfeitures, was $32.1 million which is expected to be recognized over a weighted-average period of 2.7 years.

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

Results of Operations

Our results of operations include the results of operations of acquired companies from the date of the respective acquisitions.

The table below sets forth our results of operations data, including the amount and percentage changes for the periods indicated:

	Fiscal Years Ended June 30,			Fiscal Year 2012 to Fiscal Year 2011 Change		Fiscal Year 2011 to Fiscal Year 2010 Change
	2012	2011	2010	$	%	$	%
	(dollars in thousands)
Revenues	$790,207	$684,697	$631,348	$105,510	15.4%	$53,349	8.4%
Cost of revenues:
Operating expenses	171,763	134,649	130,852	37,114	27.6	3,797	2.9
Systems development and programming costs	73,914	68,932	67,926	4,982	7.2	1,006	1.5
Total cost of revenues (excluding depreciation and amortization)	245,677	203,581	198,778	42,096	20.7	4,803	2.4
Selling, general and administrative expenses	206,639	187,701	170,562	18,938	10.1	17,139	10.0
Depreciation and amortization	103,510	83,088	88,978	20,422	24.6	(5,890)	(6.6)
Restructuring charges, asset impairments, and other costs associated with exit and disposal activities	7,057	7,093	5,910	(36)	(0.5)	1,183	20.0
Acquisition and related costs	7,962	9,687	4,032	(1,725)	(17.8)	5,655	140.2
Interest expense	53,593	31,102	32,782	22,491	72.3	(1,680)	(5.1)
Other expense, net	1,665	7,815	3,964	(6,150)	(78.7)	3,851	97.1
	626,103	530,067	505,006	96,036	18.1	25,061	5.0
Income before provision for income taxes	164,104	154,630	126,342	9,474	6.1	28,288	22.4
Income tax provision (benefit)	45,718	(14,427)	32,171	60,145	(416.9)	(46,598)	(144.8)
Net income	118,386	169,057	94,171	(50,671)	(30.0)	74,886	79.5
Less: Net income attributable to noncontrolling interests	11,398	11,680	9,739	(282)	(2.4)	1,941	19.9
Net income attributable to Solera Holdings, Inc.	$106,988	$157,377	$84,432	$(50,389)	(32.0)%	$72,945	86.4%

Amounts and percentages in the above table and throughout our discussion and analysis of financial conditions and results of operations may reflect rounding adjustments.

The table below sets forth our results of operations data expressed as a percentage of revenues for the periods indicated:

	Fiscal Years Ended June 30,
	2012	2011	2010
Revenues	100.0%	100.0%	100.0%
Cost of revenues:
Operating expenses	21.7	19.7	20.7
Systems development and programming costs	9.4	10.1	10.8
Total cost of revenues (excluding depreciation and amortization)	31.1	29.7	31.5
Selling, general and administrative expenses	26.1	27.4	27.0
Depreciation and amortization	13.1	12.1	14.1
Restructuring charges, asset impairments, and other costs associated with exit and disposal activities	0.9	1.0	0.9
Acquisition and related costs	1.0	1.4	0.6
Interest expense	6.8	4.5	5.2
Other expense, net	0.2	1.1	0.6
	79.2	77.4	80.0
Income before provision for income taxes	20.8	22.6	20.0
Income tax provision (benefit)	5.8	(2.1)	5.1
Net income	15.0	24.7	14.9
Less: Net income attributable to noncontrolling interests	1.4	1.7	1.5
Net income attributable to Solera Holdings, Inc.	13.6%	23.0%	13.4%

Revenues

Fiscal Year 2012 vs. Fiscal Year 2011. During fiscal year 2012, revenues increased $105.5 million, or 15.4%, and include revenues from Explore of $90.0 million. After adjusting for changes in foreign currency exchange rates and excluding revenues from Explore, revenues increased $33.1 million, or 4.9%, during fiscal year 2012 resulting from growth in transaction and subscription revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

Our EMEA revenues increased $11.3 million, or 2.5%, to $464.4 million. After adjusting for changes in foreign currency exchange rates, EMEA revenues increased $21.2 million, or 4.7%, during fiscal year 2012 resulting from growth in transaction and subscription revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

Our Americas revenues increased $94.2 million, or 40.7%, to $325.8 million and include revenue from Explore of $90.0 million. After adjusting for changes in foreign currency exchange rates and excluding revenue from Explore, Americas revenues increased $11.8 million, or 5.2%, during fiscal year 2012 resulting from growth in transaction and subscription revenues from sales to new customers and increased transaction volume from and sales of new software and services to existing customers, primarily in Latin America.

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

Our EMEA revenues increased $32.4 million, or 7.7%, to $453.1 million. After adjusting for changes in foreign currency exchange rates, EMEA revenues increased $34.7 million, or 8.3%, during fiscal year 2011 resulting from increases in revenue contributions from AUTOonline of $11.3 million, as well as growth in transaction and subscription revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

Our Americas revenues increased $21.0 million, or 10.0%, to 231.6 million. After adjusting for changes in foreign currency exchange rates, Americas revenues increased $16.2 million, or 7.7%, during fiscal year 2011 resulting from increases in revenue contributions from Explore of $4.0 million, as well as growth in transaction and subscription revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

Set forth below is our revenues from each of our principal customer categories and as a percentage of revenues for the periods indicated (dollars in millions):

	Fiscal Years Ended June 30,
	2012		2011		2010
Insurance companies	$359.9	45.5%	$275.1	40.2%	$250.9	39.7%
Collision repair facilities	257.5	32.6	243.6	35.6	225.6	35.7
Independent assessors	74.4	9.4	71.0	10.4	66.6	10.6
Automotive recyclers and others	98.4	12.5	95.0	13.8	88.2	14.0
Total	$790.2	100.0%	$684.7	100.0%	$631.3	100.0%

The increase in the revenues from insurance companies in fiscal year 2012 is primarily due to revenue contributions from Explore, acquired in June 2011.

Revenue growth for each of our customer categories was as follows (dollars in millions):

	Fiscal Year 2012 vs. Fiscal Year 2011		Fiscal Year 2011 vs. Fiscal Year 2010
Customer category	Revenue Growth	Percentage Change	Revenue Growth	Percentage Change
Insurance companies	$84.8	30.8%	$24.2	9.6%
Collision repair facilities	13.9	5.7	18.0	8.0
Independent assessors	3.4	4.7	4.4	6.6
Automotive recyclers and other	3.4	3.7	6.8	7.6
Total	$105.5	15.4%	$53.4	8.4%

Revenue growth for each of our customer categories after adjusting for changes in foreign currency exchange rates was as follows (dollars in millions):

	Fiscal Year 2012 vs. Fiscal Year 2011		Fiscal Year 2011 vs. Fiscal Year 2010
Customer category	Revenue Growth	Percentage Change	Revenue Growth	Percentage Change
Insurance companies	$91.0	33.1%	$22.1	8.8%
Collision repair facilities	19.1	7.9	17.5	7.8
Independent assessors	5.1	7.1	5.2	7.8
Automotive recyclers and other	3.8	4.0	6.1	6.9
Total	$119.0	17.4%	$50.9	8.1%

Operating expenses

Fiscal Year 2012 vs. Fiscal Year 2011. During fiscal year 2012, operating expenses increased $37.1 million, or 27.6%, and include operating expenses from Explore of $39.5 million. After adjusting for changes in foreign currency exchange rates and excluding operating expenses of Explore, operating expenses decreased $0.1 million, during fiscal year 2012 primarily due to a decrease in operating expenses in our EMEA segment.

Our EMEA operating expenses decreased $1.1 million, or 1.2%. After adjusting for changes in foreign currency exchange rates, EMEA operating expenses decreased $1.1 million, or 1.3%, during fiscal year 2012 primarily due to a decrease in personnel related expenses.

Our Americas operating expenses increased $37.9 million, or 83.1%, and include operating expenses from Explore of $39.5 million. After adjusting for changes in foreign currency exchange rates and excluding the operating expenses of Explore,

Americas operating expenses increased $0.7 million, or 1.6%, during fiscal year 2012 due primarily to an increase in personnel related expenses in Latin America resulting from the increase in revenue over the same period.

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

Our EMEA operating expenses increased $4.4 million, or 5.2%. After adjusting for changes in foreign currency exchange rates, EMEA operating expenses increased $3.1 million, or 3.7%, during fiscal year 2011 primarily due the increased revenue in our EMEA segment during the same period which caused increases in personnel expenses of $2.1 million and third party license fees of $0.8 million, due largely to an increase in expense contributions from AUTOonline of $0.9 million.

Our Americas operating expenses decreased $0.6 million, or 1.2%. After adjusting for changes in foreign currency exchange rates, Americas operating expenses decreased $1.1 million, or 2.4%, during fiscal year 2011 due principally to $2.9 million in expense reductions resulting from the restructuring initiatives implemented in our Americas segment, offset by expense contributions from Explore of $1.9 million.

Systems development and programming costs

Fiscal Year 2012 vs. Fiscal Year 2011. During fiscal year 2012, systems development and programming costs (“SD&P”) increased $5.0 million, or 7.2%, and include SD&P from Explore of $2.9 million. After adjusting for changes in foreign currency exchange rates and excluding SD&P of Explore, SD&P increased $1.7 million, or 2.5%, during fiscal year 2012 due to increases in SD&P expenses in both our EMEA and Americas segments.

Our EMEA SD&P increased $1.5 million, or 3.0%. After adjusting for changes in foreign currency exchange rates, EMEA SD&P increased $0.8 million, or 1.7%, during fiscal year 2012 primarily due to an increase in external development costs.

Our Americas SD&P increased $3.5 million, or 16.6%, and include SD&P from Explore of $2.9 million. After adjusting for changes in foreign currency exchange rates and excluding SD&P of Explore, Americas SD&P increased $0.9 million, or 4.2%, during fiscal year 2012 primarily due to an increase in personnel related expenses.

Fiscal Year 2011 vs. Fiscal Year 2010. During fiscal year 2011, SD&P increased $1.0 million, or 1.5%. After adjusting for changes in foreign currency exchange rates, SD&P decreased $0.7 million, or 1.1%, during fiscal year 2011 primarily due to cost reductions in our Americas segment partially offset by increased expenses in our EMEA segment.

Our EMEA SD&P increased $3.7 million, or 8.3%. After adjusting for changes in foreign currency exchange rates, EMEA SD&P increased $2.1 million, or 4.7%, during fiscal year 2011 primarily due to an increase in personnel costs of $3.3 million resulting from sales growth and geographic expansion and increases in SD&P contributions from AUTOonline of $1.0 million, offset by a reduction in external development costs of $1.4 million resulting from ongoing cost saving initiatives.

Our Americas SD&P decreased $2.6 million, or 11.1%. After adjusting for changes in foreign currency exchange rates, Americas SD&P decreased $2.8 million, or 11.8%, during fiscal year 2011 primarily due to decreases in personnel costs and professional fees of $1.2 million and $1.4 million, respectively, pursuant to our restructuring initiatives, offset by expense contributions from Explore of $0.2 million.

Selling, general and administrative expenses

Fiscal Year 2012 vs. Fiscal Year 2011. During fiscal year 2012, selling, general and administrative expenses (“SG&A”) increased $18.9 million, or 10.1%, and include SG&A from Explore of $4.0 million. After adjusting for changes in foreign currency exchange rates and excluding SG&A of Explore, SG&A increased $17.2 million, or 9.2%, primarily due to a $5.1 million increase in personnel and recruiting expenses, a $3.4 million increase in professional fees, and a $2.9 million increase in advertising and other general and administrative expenses primarily related to the expansion of our corporate and regional functions to support continued growth, as well as a $4.8 million increase in stock-based compensation expense and $0.6 million of legal fees incurred in connection with our patent infringement lawsuit against Mitchell.

Fiscal Year 2011 vs. Fiscal Year 2010. During fiscal year 2011, SG&A increased $17.1 million, or 10.0%. After adjusting for changes in foreign currency exchange rates, SG&A increased $15.5 million, or 9.1%, primarily due to an increase in personnel expenses and advertising expenses of $10.9 million and $0.7 million, respectively, resulting from sales growth and geographic expansion as well as the expansion of certain of our corporate and administrative functions, a $4.0 million increase in stock-based compensation expense, SG&A contributions from AUTOonline and Explore totaling $1.5 million and a $0.7 million increase in other administrative expenses, offset by a decrease in facilities costs of $1.2 million pursuant to our restructuring initiatives and professional fees of $1.1 million.

Notwithstanding the impact of fluctuations in the value of the U.S. dollar versus certain foreign currencies in which we transact business, we expect SG&A to continue to increase in the future in absolute dollars as we continue to expand our business into new markets, incur costs related to acquisitions and continue to incur costs associated with being a public company.

Depreciation and amortization

Fiscal Year 2012 vs. Fiscal Year 2011. During fiscal year 2012, depreciation and amortization increased by $20.4 million, or 24.6%, and include depreciation and amortization contributions from Explore of $28.2 million. After adjusting for changes in foreign currency exchange rates and excluding depreciation and amortization of Explore, depreciation and amortization decreased $7.3 million, or 8.9%, during fiscal year 2012 primarily due to the continued decrease in amortization expense related to the intangible assets acquired in the CSG Acquisition since these intangible assets are being amortized on an accelerated basis.

Fiscal Year 2011 vs. Fiscal Year 2010. During fiscal year 2011, depreciation and amortization decreased by $5.9 million, or 6.6%. After adjusting for changes in foreign currency exchange rates, depreciation and amortization decreased $8.8 million, or 9.9%, during fiscal year 2011 primarily due to the continued decrease in amortization expense primarily related to the intangible assets acquired in the CSG Acquisition of $10.6 million since these intangible assets are being amortized on an accelerated basis, offset by depreciation and amortization contributions from Explore and AUTOonline of $1.2 million and $0.6 million, respectively.

We generally amortize intangible assets on an accelerated basis to reflect the pattern in which the economic benefits of the intangible assets are realized. Notwithstanding the impact of fluctuations in the value of the U.S. dollar versus certain foreign currencies in which we transact business, we anticipate that our annual depreciation and amortization expense will increase over the next several years as a result of the amortization of the intangible assets acquired in business combinations and asset acquisitions.

Restructuring charges, asset impairments and other costs associated with exit or disposal activities

Fiscal Year 2012 vs. Fiscal Year 2011 and Fiscal Year 2011 vs. Fiscal Year 2010. During fiscal years 2012, 2011 and 2010, we incurred restructuring charges, asset impairments and other costs associated with exit or disposal activities of $7.1 million, $7.1 million and $5.9 million, respectively.

The restructuring charges, asset impairments and other costs associated with exit and disposal activities incurred in fiscal year 2012 consist primarily of employee termination benefits incurred in relation to the implementation of the EMEA 2012 Restructuring Plan. The restructuring charges incurred under the EMEA 2012 Restructuring Plan are expected to be paid through fiscal year 2013.

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

Acquisition and Related Costs

Fiscal Year 2012 vs. Fiscal Year 2011 and Fiscal Year 2011 vs. Fiscal Year 2010. During fiscal years 2012, 2011 and 2010 we incurred acquisition and related costs of $8.0 million, $9.7 million and $4.0 million, respectively.

Acquisition and related costs incurred in fiscal year 2012 primarily consists of legal and professional fees incurred in connection with completed and contemplated business combinations of $2.1 million and contingent purchase consideration that is deemed compensatory in nature and other costs associated with completed acquisitions of $5.9 million.

Acquisition and related costs incurred in fiscal year 2011 primarily consists of legal and professional fees incurred in connection with completed and contemplated business combinations, including our acquisition of Explore, of $6.8 million and contingent purchase consideration that is deemed compensatory in nature and other costs associated with complete acquisitions of $2.9 million.

Acquisition and related costs incurred in fiscal year 2010 primarily consist of legal and professional fees incurred in connection with completed and contemplated business combinations completed in fiscal year 2010, including our acquisition of AUTOonline, of $2.0 million, costs incurred to eliminate workforce redundancies identified as we integrate acquired businesses of $1.5 million and contingent purchase consideration that is deemed compensatory in nature and other costs associated with complete acquisitions of $0.5 million.

We expect to incur additional acquisition and related costs in future years as we continue to pursue potential business combinations and asset acquisitions as part of our plan to grow our business.

Interest expense

Fiscal Year 2012 vs. Fiscal Year 2011 and Fiscal Year 2011 vs. Fiscal Year 2010. During fiscal year 2012, interest expense increased $22.5 million, or 72.3%, due primarily to interest expense related to the senior unsecured notes issued in June 2011 and April 2012, partially offset by a decrease in interest expense resulting from the expiration of our interest rate swaps in June 2011.

During fiscal year 2011, interest expense decreased $1.7 million, or 5.1%, primarily due to declines in the notional amounts of our interest rate swaps, which expired in June 2011, offset by accrued interest expense related to the senior unsecured notes issued in June 2011.

Notwithstanding fluctuations in the value of the U.S. dollar versus the Euro, we expect that our annual interest expense will increase in fiscal year 2013 as a result of the interest on the senior unsecured notes issued in April 2012.

Other expense, net

Fiscal Year 2012 vs. Fiscal Year 2011 and Fiscal Year 2011 vs. Fiscal Year 2010. During fiscal year 2012, other expense, net decreased by $6.2 million primarily due to net foreign currency transaction losses on transactions denominated in a currency other than the functional currency of the local company.

During fiscal year 2011, other expense, net increased by $3.9 million primarily due to the weakening of the U.S. dollar which resulted in net foreign currency transaction losses on transactions denominated in a currency other than the functional currency of the local company.

Income tax provision (benefit)

Fiscal Year 2012 vs. Fiscal Year 2011 and Fiscal Year 2011 vs. Fiscal Year 2010. During fiscal years 2012, 2011 and 2010, we recorded an income tax provision (benefit) of $45.7 million, $(14.4) million and $32.2 million, respectively, which resulted in an effective tax rate of 27.9%, (9.3)% and 25.5%, respectively. The change in the effective tax rate on a period-to-period basis is primarily attributable to the release of $55.2 million of the valuation allowance on our U.S. net deferred tax assets during fiscal year 2011.

We released $55.2 million of the $55.8 million valuation allowance on our U.S. net deferred tax assets during fiscal year 2011. The release of the valuation allowance on our U.S. net deferred tax assets was the result of our sustained history of operating profitability and the determination by management that the future realization of the net deferred tax assets was judged to be more likely than not. We exercise significant judgment relating to the projection of future taxable income to determine the recoverability of any tax assets recorded on the balance sheet. If judgments regarding recoverability of deferred tax assets change in future periods, we could be required to record valuation allowances against deferred tax assets prior to expiration.

Factors that impact our income tax provision include, but are not limited to, the mix of jurisdictional earnings and varying jurisdictional income tax rates, establishment of valuation allowances in certain jurisdictions, permanent differences resulting from the book and tax treatment of certain items, and discrete items. Future changes in tax laws or tax rulings may have a significant adverse impact on our effective tax rate. There have been several U.S. domestic and international laws recently enacted that would significantly impact how U.S. multinational corporations are taxed on foreign earnings. Such enacted tax laws could have a material adverse impact on our tax expense.

Liquidity and Capital Resources

Our principal sources of cash have included cash generated from operations, proceeds from our May 2007 initial public offering and our November 2008 secondary public stock offering, borrowings under our senior secured credit facilities and the proceeds from the issuance of the senior unsecured notes in June 2011 and April 2012. Our principal uses of cash have been, and we expect them to continue to be, for business combinations, debt service, stock repurchases, dividends, capital expenditures and working capital.

In June 2011, we issued senior unsecured notes in the aggregate principal amount of $450.0 million (collectively with the senior unsecured notes issued in April 2012, the “Senior Notes”), resulting in net proceeds of $444.3 million. The proceeds from the issuance of the Senior Notes in June 2011 were used to acquire Explore.

In April 2012, we issued additional Senior Notes in the aggregate principal amount of $400.0 million. The Senior Notes issued in April 2012 were issued at an original issue price of 102.72% plus accrued interest from December 15, 2011, resulting in net proceeds of $410.5 million. The proceeds from the issuance of the Senior Notes in April 2012 were used to repay approximately $246.7 million of the outstanding term loans under our existing senior credit facility held by lenders that did not elect to extend their loans, and we intend to use the remainder of such net proceeds for working capital and other general corporate purposes, including strategic initiatives such as future acquisitions, joint ventures, investments or other business development opportunities.

The Senior Notes accrue interest at 6.75% per annum, payable semi-annually, and become due and payable in full on June 15, 2018. The Senior Notes include redemption provisions that allow us, at our option, to redeem all or a portion of the aggregate principal amount as follows:

•
At any time prior to June 15, 2014, we may redeem up to 35% of the aggregate principal amount of the 2011 and 2012 Senior Notes at a redemption price equal to 106.75% of the principal amount of the notes redeemed, plus accrued and unpaid interest, if any, through the date of redemption, using the net cash proceeds from the issuance of common stock.

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

The Senior Notes contain certain covenants including, among others, restrictions related to dividends, distributions, repurchases of equity, prepayments of debt or additional indebtedness, investments; liens on assets; mergers with another company, dispositions of assets, and transactions with affiliates. We are in compliance with the specified financial covenants of the Senior Notes at June 30, 2012.

In April 2012, we entered into an Amended and Restated First Lien Credit and Guaranty Agreement (the “Amended Credit Facility”), which amended and restated the Amended and Restated First Lien Credit and Guaranty Agreement, dated as of May 16, 2007. The Amended Credit Facility consists of a U.S. term loan facility in an aggregate principal amount of approximately $106.5 million and European term loans in an aggregate principal amount of approximately €142.8 million. The maturity date for all of the term loans is May 16, 2017.

As of June 30, 2012, we had $106.2 million and $179.2 million (€142.5 million) in outstanding loans under the U.S. term loan and European term loan, respectively. Currently, the U.S. term loan bears interest at 3-month LIBOR plus a 3.0% margin (3.5% at June 30, 2012) and the European term loans bear interest at 3-month EURIBOR plus a 3.0% margin (3.7% at June 30, 2012). Interest is payable quarterly.

The Amended Credit Facility contains a leverage ratio, which is applicable only if specified minimum borrowings are outstanding during a quarter. In addition, the Amended Credit Facility contains covenants restricting us from undertaking specified corporate actions, including but not limited to asset dispositions, acquisitions, payment of dividends and other specified payments, changes of control, incurrence of indebtedness, capital expenditures, creation of liens, making loans and investments and transactions with affiliates. We are in compliance with the specified financial covenants of the Amended Credit Facility at June 30, 2012.

The Amended Credit Facility provides us with the ability to add up to $100.0 million of incremental revolving loans. On July 19, 2012, we established a committed incremental revolving credit facility of $85.0 million with a group of banks.

In order to mitigate the variability of the Euro-denominated cash flows associated with two intercompany loans, in April 2012, we entered into two pay fixed Euros / received fixed U.S. dollar cross-currency swaps in the aggregate notional amount of €109.0 million.

In order to reduce our exposure to interest rate volatility associated with our USD and Euro denominated term loans, in August 2012, we entered into two pay fixed / receive floating interest rate swaps with notional amounts of $80.0 million and €64.5 million, respectively. The maturity date of both swaps is May 16, 2017 which coincides with the maturity of our USD and Euro denominated term loans and bear an interest rate of .8225% plus a 3.0% margin for the US dollar denominated swap and .7550% plus a 3.0% margin for the Euro denominated swap. Both swaps will become effective as of September 15, 2012.

Pursuant to agreements entered into prior to the CSG Acquisition, the noncontrolling stockholders of certain of our majority-owned subsidiaries have the right to require us to redeem their shares at the then fair market value. We do not have any indication that the exercise any remaining redemption rights is probable within the next twelve months. Further, we do not believe the occurrence of conditions precedent to the exercise of certain of these redemption rights is probable within the next twelve months. If the stockholders exercised their redemption rights, we believe that we have sufficient liquidity to fund such redemptions.

The remaining 7% noncontrolling ownership interest in our majority-owned AUTOonline subsidiary is subject to a put-call option. The option may be exercised by any party beginning in fiscal year 2013 at a redemption value equal to ten times AUTOonline’s consolidated EBITDA for the fiscal year ended prior to the exercise date, subject to adjustment under certain circumstances.

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

In November 2011, our Board of Directors approved a share repurchase program for up to a total of $180.0 million of our common stock through November 10, 2013. Share repurchases are made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. The repurchase program does not require us to purchase any specific number or amount of shares, and the timing and amount of such purchases will be determined by management based upon market conditions and other factors. In addition, the program may be amended or terminated at the discretion of our Board of Directors. Through June 30, 2012, we have repurchased approximately 2.2 million shares for $103.5 million.

In fiscal year 2012, we paid quarterly cash dividends with a value of $0.10 per outstanding share of common stock and per outstanding restricted stock unit to our stockholders and restricted stock unit holders of record. The aggregate dividend payments for fiscal year 2012 were $28.3 million. On August 23, 2012, we announced that our Board of Directors approved the payment of a cash dividend of $0.125 per share of outstanding common stock and per outstanding restricted stock unit. The Board of Directors also approved a quarterly stock dividend equivalent of $0.125 per outstanding restricted stock unit granted to certain of our executive officers during fiscal years 2011 and 2012 in lieu of the cash dividend, which dividend equivalent will be paid to the restricted stock unit holders as the restricted stock unit vests. The dividends are payable on September 18, 2012 to stockholders and restricted stock unit holders of record at the close of business on September 6, 2012. Any determination to pay dividends in future periods will be at the discretion of our Board of Directors. The indenture governing the Senior Notes and the Amended Credit Facility include restrictions on our ability to pay dividends on our common stock.

As of June 30, 2012 and 2011, we had cash and cash equivalents of $508.2 million and $371.1 million, respectively. At June 30, 2012, our total current and long-term debt obligations were $1.1 billion, consisting of $850.0 million related to the Senior Notes due in June 2018, and $285.4 million related to the Amended Credit Facility due in May 2017. We believe that our existing cash on hand and cash flow from operations will be sufficient to fund currently anticipated working capital, capital spending and debt service requirements, as well as acquisition and strategic opportunities, for at least the next twelve months.

Our management believes that our cash is best utilized by investing in the future growth of our business, either through penetration of new geographic markets or acquisitions and other strategic opportunities, and maximizing stockholder return through the payment of cash dividends and stock repurchases. We regularly review acquisition and other strategic opportunities, which may require additional debt or equity financing. If we raise additional funds by issuing equity securities, further dilution to our then-existing stockholders may result. Additional debt financing may include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any equity or debt financing may contain terms, such as liquidation and other preferences, that are not favorable to us or our stockholders.

We consider the undistributed earnings of our foreign subsidiaries as of June 30, 2012 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. At June 30, 2012, the amount of cash associated with permanently reinvested foreign earnings was approximately $207.5 million. During fiscal years 2011 and 2010, we completed non-recurring repatriations of foreign earnings to the U.S. of approximately $107.6 million (of which approximately $99.1 million was treated as return of basis for tax reporting purposes) and $24.5 million, respectively. The purpose of the repatriation in fiscal year 2011 was to fund our acquisition of Explore. The purpose of the repatriation in fiscal year 2010 was to realize significant U.S. income tax benefits in the form of foreign tax credits which would have been substantially diluted if not realized in fiscal year 2010. We have not, nor do we anticipate the need to, repatriate funds to the U.S. in order to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements. If we were to repatriate such foreign earnings in the future, we would incur incremental U.S. federal and state income taxes. However, our intent is to continue to indefinitely reinvest our foreign earnings and our current plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations.

The following summarizes our primary sources and uses of cash in the periods presented:

	Fiscal Years Ended June 30,			Amount Changed from
	2012	2011	2010	2011 to 2012	2010 to 2011
	(in thousands)
Operating activities	$223.0	$211.5	$190.3	$11.5	$21.2
Investing activities	$(47.8)	$(543.6)	$(111.3)	$495.8	$(432.3)
Financing activities	$(18.0)	$410.9	$(28.9)	$(428.9)	$439.8

Operating activities. The $11.5 million increase in cash provided by operating activities during fiscal year 2012 was primarily the result of an increase in net income, after considering non-cash adjustments, of $21.2 million, the operating cash flows generated by Explore, acquired in June 2011, and changes in working capital.

Investing activities. The $47.8 million of cash used in investing activities in fiscal year 2012 was primarily attributable to capital expenditures and business combinations and asset acquisitions. The $543.6 million of cash used in investing activities in fiscal year 2011 was primarily attributable to the $520.0 million paid to acquire Explore in June 2011 as well as capital expenditures.

Financing activities. The $18.0 million of cash used in investing activities in fiscal year 2012 was primarily attributable to repayments of long-term debt of $272.3 million, repurchases of common stock of $103.5 million and dividends paid to shareholders of $28.3 million, offset by the net proceeds from the issuance of the Senior Notes in April 2012 of $401.7 million. The $410.9 million of cash provided by financing activities in fiscal year 2011 was primarily attributable to the net proceeds from the issuance of the Senior Notes in June 2011 of $444.3 million.

Contractual Obligations

The following table reflects our cash contractual obligations as of June 30, 2012:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Long-term debt obligations (1)	$1,529,275	$70,573	$140,597	$410,730	$907,375
Contingent purchase consideration (2)	22,590	5,064	17,526		—
Purchase obligations	1,937	1,062	436	303	136
Lease obligations (3)	31,589	10,295	13,125	6,192	1,977
Total	$1,585,391	$86,994	$171,684	$417,225	$909,488

(1)
Represents principal and interest payments for the Senior Notes and our outstanding term loans under the Amended Credit Facility. For purposes of the table above, we calculated the interest payments on our outstanding term loans under the Amended Credit Facility assuming that the interest rate in effect on the term loans at June 30, 2012 would remain fixed through maturity. Amount excludes the premium on the Senior Notes issued in April 2012, which was $10.4 million as of June 30, 2012.

(2)
Represents potential future contingent cash consideration associated with business combinations and asset acquisitions as of June 30, 2012. Contingent future cash payments related to acquisitions completed after June 30, 2009 are accrued at fair value as of the acquisition date and remeasured at fair value at each reporting date. We determined the fair value of future contingent purchase consideration related to acquisitions completed after June 30, 2009 based on the weighted probabilities of potential future payments. The amount and timing of future payments are based on the achievement of specific targets.

(3)	Lease obligations include operating and capital leases and are net of sublease income.

In addition to the contractual obligations identified in the preceding table, the noncontrolling owners of certain of our majority-owned subsidiaries have the right to require us to redeem their shares at the then fair market value. As of June 30, 2012, we estimate that the aggregate fair value of these redeemable noncontrolling interests was approximately $88.6 million. The redemption of these noncontrolling interests by these noncontrolling owners is not within our control and the timing is uncertain.

Excluded from the table above is a liability for unrecognized tax benefits of $9.6 million as of June 30, 2012. The timing and amount of the future cash flows related to this liability is uncertain and cannot be practically determined.

Off-Balance Sheet Arrangements and Related Party Transactions

As of June 30, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Certain minority stockholders of our international subsidiaries are also commercial purchasers and users of our software and services. Revenue transactions with all of the minority stockholders in the aggregate were less than 10% of our consolidated revenue for fiscal years 2012, 2011 and 2010, respectively, and aggregate accounts receivable from the noncontrolling stockholders represent less than 10% of consolidated accounts receivable at June 30, 2012 and 2011, respectively.

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

In our annual goodwill impairment assessment for fiscal year 2012, we concluded that the fair values of the reporting units to which goodwill was assigned exceeded their respective carrying values, accordingly, we did not identify any goodwill impairment. Although we considered the fair value under both the income and market approaches, we ultimately determined the fair value of the reporting units based solely upon the income approach, as we believe this is the best indicator of fair value.

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

We determine the fair value of our indefinite-lived intangible assets under an income approach using the relief from royalty method, which assumes value to the extent that the acquired company is relieved of the obligation to pay royalties for the benefits received from the assets. In our annual indefinite-lived intangible asset impairment assessment for fiscal year 2012, we concluded that the fair value of our indefinite-lived intangible assets exceeded their respective carrying value and, accordingly, we did not identify any impairment of indefinite-lived intangible assets.

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

Subscription-based and transaction-based contracts generally include the delivery of software, access to our database through a hosted service, upfront fees for the implementation and set-up activities necessary for the client to use/access the software and maintenance. Under a subscription arrangement, we consider delivery of software, access to the hosted database and maintenance to be a combined unit of accounting and recognize related revenues at the end of each month upon the completion of the monthly service. A transaction-based fee represents a payment for the right to use the software, access to the hosted database and maintenance. We consider the fee to be fixed and determinable only at the time actual usage occurs, and, accordingly, we recognize revenue at the time of actual usage.

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

To estimate the grant date fair value of performance share units, we utilize a Monte-Carlo simulation model which simulates a range of possible future stock prices for us and the identified peer companies and assumes that the performance share units will be earned at target.

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

As part of the process of preparing consolidated financial statements, we are required to estimate our income taxes and tax contingencies in each of the jurisdictions in which we operate prior to the completion and filing of tax returns for such periods. This process involves estimating actual current tax expense together with assessing temporary differences, or reversing book-tax differences, resulting from differing treatment of items, such as amortization of intangibles, for tax and accounting purposes. These differences result in net deferred tax assets and liabilities.

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

As a result of our recent sustained history of operating profitability and management’s determination that the future realization of our U.S. net deferred tax assets was more-likely-than-not, during fiscal year 2011 we released $55.2 million of the $55.8 million valuation allowance on our U.S. net deferred tax assets. At June 30, 2012, the remaining valuation allowance on our U.S. net deferred tax assets is $0.5 million. We exercise significant judgment relating to the projection of future taxable income to determine the recoverability of any tax assets recorded on the balance sheet. If judgments regarding recoverability of deferred tax assets change in future periods, we could be required to record valuation allowances against deferred tax assets in future periods. Based on the weight of all available positive and negative evidence, we believe it is more-likely-than-not that we will be able to realize our U.S. deferred tax assets prior to expiration.

Derivative Financial Instruments. Derivative financial instruments are used principally in the management of foreign currency and interest rate exposures and are recorded in the consolidated balance sheets at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized as a charge or credit to earnings. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are initially recorded in accumulated other comprehensive income (loss) and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized as a charge or credit to earnings. Derivative instruments not designated as hedges are marked-to-market at the end of each accounting period with the results included in results of operations. We do not currently hold any non-hedge designated derivative instruments.

In April 2012, in order to hedge our exposure to variability in the Euro-denominated cash flows associated with two intercompany loans, we entered into two pay fixed Euros / received fixed U.S. dollar cross-currency swaps in the aggregate notional amount of €109.0 million. These cross-currency swaps were designated, at inception, as cash flow hedges of the intercompany loans.

The effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassified into earnings when the hedged transaction affects earnings. Accordingly, any foreign exchange gains or losses recognized in our consolidated statements of income resulting from the periodic re-measurement of the intercompany loans into U.S. dollars is mitigated by an offsetting gain or loss, as the case may be, resulting from the change in the fair value of the swaps.

We estimate the fair value of our cross-currency swaps using an income approach and standard valuation techniques that utilize market-based observable inputs including spot and forward interest and foreign currency exchange rates, volatilities and interest rate curves at observable intervals. Our estimate of fair value also considers the risk that the swap contracts will not be fulfilled.

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

In March 2011, we acquired an additional 15% ownership interest in our Audatex Espana majority-owned subsidiary for a cash payment of €9.3 million ($13.1 million). In September 2011, we sold a 2.5% ownership interest in this subsidiary for a cash payment of €1.5 million ($2.1 million). The purchase price for the additional 15% ownership interest and the sale price of the 2.5% ownership interest were considered in the determination of the fair value of our redeemable noncontrolling interests using the market approach.

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

Period	Average Euro-to-U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter Ended September 30, 2010	$1.29	$1.55
Quarter Ended December 31, 2010	1.36	1.58
Quarter Ended March 31, 2011	1.37	1.60
Quarter Ended June 30, 2011	1.44	1.63
Quarter Ended September 30, 2011	1.42	1.61
Quarter Ended December 31, 2011	1.35	1.57
Quarter Ended March 31, 2012	1.31	1.57
Quarter Ended June 30, 2012	1.28	1.58

During fiscal year 2012, as compared to fiscal year 2011, the U.S. dollar strengthened against most major foreign currencies we use to transact our business. The average U.S. dollar strengthened versus the Euro by 1.8% and the Pound Sterling by 0.4%, which decreased our revenues and expenses during fiscal year 2012. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in an increase or decrease, as the case may be, to our revenues of $27.7 million during fiscal year 2012.

In April 2012, in order to hedge our exposure to variability in the Euro-denominated cash flows associated with two intercompany loans, we entered into two pay fixed Euros / received fixed U.S. dollar cross-currency swaps in the aggregate notional amount of €109.0 million. These cross-currency swaps were designated, at inception, as cash flow hedges of the intercompany loans. Accordingly, any foreign exchange gains or losses recognized in our consolidated statements of income resulting from the periodic re-measurement of the intercompany loans into U.S. dollars is mitigated by an offsetting gain or loss, as the case may be, resulting from the change in the fair value of the swaps. During the fiscal years ended June 30, 2012, 2011, and 2010, we recognized net foreign currency transaction losses in our consolidated statements of income of $1.4 million, $10.0 million, and $5.8 million, respectively.

Interest Rate Risk

We are exposed to interest rate risks primarily through variable interest rate borrowings under our Amended Credit Facility. Our weighted-average borrowings outstanding under our Amended Credit Facility during fiscal year 2012 were $481.2 million. The weighted average interest rate on our term loans during fiscal year 2012 was 3.0%. A hypothetical 1% increase or decrease in interest rates would have resulted in an approximately $4.9 million change to our interest expense for fiscal year 2012.

In order to reduce our exposure to interest rate volatility associated with our USD and Euro denominated term loans, in August 2012, we entered into two pay fixed / receive floating interest rate swaps with notional amounts of $80.0 million and €64.5 million, respectively. The maturity date of both swaps is May 16, 2017 which coincides with the maturity of our USD and Euro denominated term loans and bear an interest rate of .8225% plus a 3.0% margin for the US dollar denominated swap and .7550% plus a 3.0% margin for the Euro denominated swap. Both swaps will become effective as of September 15, 2012.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures and, based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2012.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of June 30, 2012, as stated in their report which is included herein.

Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the fourth quarter of fiscal year 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 will be set forth in our proxy statement to be filed with the SEC in connection with our 2012 annual meeting of stockholders (the “Proxy Statement”) or in a future amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements.

Page
Solera Holdings, Inc.—Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at June 30, 2012 and 2011	F-4
Consolidated Statements of Income for each of the three fiscal years in the period ended June 30, 2012	F-5
Consolidated Statements of Stockholders’ Equity, Comprehensive Income (Loss) and Redeemable Noncontrolling Interests for each of the three fiscal years in the period ended June 30, 2012	F-6
Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended June 30, 2012	F-8
Notes to Consolidated Financial Statements	F-9
(a) (2) Financial Statement Schedules. Financial statements schedules, other than the schedule appearing on page F-46, are omitted because they are not required or applicable or the information is included in the consolidated financial statements or notes thereto.

Schedule II—Valuation and Qualifying Accounts	F-40
(a) (3) Exhibits. The list of exhibits in the Exhibit Index to this Annual Report on Form 10-K is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 29, 2012.

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

Signatures		Date

/s/ Tony Aquila	Chairman of the Board, Chief Executive Officer and President (principal executive officer)	August 29, 2012
Tony Aquila

/s/ Renato Giger	Chief Financial Officer (principal financial and accounting officer)	August 29, 2012
Renato Giger

/s/ Kenneth A. Viellieu	Director	August 29, 2012
Kenneth A. Viellieu

/s/ Stuart J. Yarbrough	Director	August 29, 2012
Stuart J. Yarbrough

/s/ Thomas C. Wajnert	Director	August 29, 2012
Thomas C. Wajnert

/s/ Arthur F. Kingsbury	Director	August 29, 2012
Arthur F. Kingsbury

SOLERA HOLDINGS, INC.
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Page
Solera Holdings, Inc.—Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at June 30, 2012 and 2011	F-4
Consolidated Statements of Income for each of the three fiscal years in the period ended June 30, 2012	F-5
Consolidated Statements of Stockholders’ Equity, Comprehensive Income (Loss) and Redeemable Noncontrolling Interests for each of the three fiscal years in the period ended June 30, 2012	F-6
Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended June 30, 2012	F-8
Notes to Consolidated Financial Statements	F-9
Schedule II—Valuation and Qualifying Accounts	F-40

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Solera Holdings, Inc.
Westlake, Texas

We have audited the accompanying consolidated balance sheets of Solera Holdings, Inc. and subsidiaries (the “Company”) as of June 30, 2012 and 2011, and the related consolidated statements of income, stockholders' equity, comprehensive income (loss), redeemable noncontrolling interests, and cash flows for each of the three years in the period ended June 30, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15(a). We also have audited the Company's internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company's management is responsible for these consolidated financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Solera Holdings, Inc. and subsidiaries as of June 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
August 29, 2012

SOLERA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	As of June 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$508,246	$371,101
Accounts receivable, net of allowance for doubtful accounts of $2,356 and $2,769 at June 30, 2012 and 2011, respectively	129,264	135,589
Other receivables	20,953	19,037
Other current assets	23,015	24,895
Deferred income tax assets	7,709	10,321
Total current assets	689,187	560,943
Property and equipment, net	58,533	64,485
Goodwill	999,892	1,059,749
Intangible assets, net	329,741	416,100
Other noncurrent assets	27,209	19,462
Noncurrent deferred income tax assets	47,254	48,396
Total assets	$2,151,816	$2,169,135
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,940	$37,798
Accrued expenses and other current liabilities	139,276	140,270
Income taxes payable	7,279	10,837
Deferred income tax liabilities	2,216	1,187
Current portion of long-term debt	2,861	24,042
Total current liabilities	178,572	214,134
Long-term debt	1,143,012	1,020,383
Other noncurrent liabilities	32,181	24,127
Noncurrent deferred income tax liabilities	22,067	30,541
Total liabilities	1,375,832	1,289,185
Redeemable noncontrolling interests	88,603	94,841
Stockholders’ equity:
Solera Holdings, Inc. stockholders’ equity:
Common shares, $0.01 par value: 150,000 shares authorized; 68,895 and 70,795 issued and outstanding as of June 30, 2012 and 2011, respectively	582,693	587,265
Retained earnings	141,814	151,366
Accumulated other comprehensive income (loss)	(47,273)	36,413
Total Solera Holdings, Inc. stockholders’ equity	677,234	775,044
Noncontrolling interests	10,147	10,065
Total stockholders’ equity	687,381	785,109
Total liabilities and stockholders’ equity	$2,151,816	$2,169,135

See accompanying notes to consolidated financial statements.

SOLERA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Fiscal Years Ended June 30,
	2012	2011	2010
Revenues	$790,207	$684,697	$631,348
Cost of revenues:
Operating expenses	171,763	134,649	130,852
Systems development and programming costs	73,914	68,932	67,926
Total cost of revenues (excluding depreciation and amortization)	245,677	203,581	198,778
Selling, general and administrative expenses	206,639	187,701	170,562
Depreciation and amortization	103,510	83,088	88,978
Restructuring charges, asset impairments, and other costs associated with exit and disposal activities	7,057	7,093	5,910
Acquisition and related costs	7,962	9,687	4,032
Interest expense	53,593	31,102	32,782
Other expense, net	1,665	7,815	3,964
	626,103	530,067	505,006
Income before provision for income taxes	164,104	154,630	126,342
Income tax provision (benefit)	45,718	(14,427)	32,171
Net income	118,386	169,057	94,171
Less: Net income attributable to noncontrolling interests	11,398	11,680	9,739
Net income attributable to Solera Holdings, Inc.	$106,988	$157,377	$84,432
Net income attributable to Solera Holdings, Inc. per common share:
Basic	$1.52	$2.23	$1.20
Diluted	$1.51	$2.22	$1.20
Dividends paid per share	$0.40	$0.30	$0.25
Weighted-average shares used in the calculation of net income attributable to Solera Holdings, Inc. per common share:
Basic	70,178	70,349	69,587
Diluted	70,527	70,683	69,763

See accompanying notes to consolidated financial statements.

SOLERA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, COMPREHENSIVE
INCOME (LOSS) AND REDEEMABLE NONCONTROLLING INTERESTS
(In thousands)

	Common Shares		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Solera Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares	Amount
Balance at June 30, 2009	69,531	$526,547	$(44,335)	$3,674	$485,886	$6,929	$492,815	$92,012
Components of comprehensive income (loss):
Net income attributable to Solera Holdings, Inc. and noncontrolling interests	—	—	84,432	—	84,432	3,110	87,542	6,629
Foreign currency translation adjustments	—	—	—	(64,539)	(64,539)	(454)	(64,993)	(12,994)
Unrealized gains on derivative instruments, net of tax	—	—	—	8,328	8,328	—	8,328	—
Change in funded status of defined benefit pension plan, net of tax	—	—	—	(8,046)	(8,046)	—	(8,046)	—
Total comprehensive income (loss)					20,175	2,656	22,831	(6,365)
Stock-based compensation	—	9,607	—	—	9,607	—	9,607	—
Issuance of common shares under employee stock award plans, net	486	6,888	—	—	6,888	—	6,888	—
Dividends paid on common stock and participating securities	—	—	(17,547)	—	(17,547)	—	(17,547)	—
Dividends paid to noncontrolling owners	—	—	—	—	—	(3,785)	(3,785)	(3,878)
Revaluation of and additions to noncontrolling interests	—	2,006	—	—	2,006	—	2,006	12,662
Balance at June 30, 2010	70,017	545,048	22,550	(60,583)	507,015	5,800	512,815	94,431
Components of comprehensive income (loss):
Net income attributable to Solera Holdings, Inc. and noncontrolling interests	—	—	157,377	—	157,377	4,111	161,488	7,569
Foreign currency translation adjustments	—	—	—	83,461	83,461	924	84,385	16,875
Unrealized gains on derivative instruments, net of tax	—	—	—	14,319	14,319	—	14,319	—
Change in funded status of defined benefit pension plan, net of tax	—	—	—	(784)	(784)	—	(784)	—
Total comprehensive income					254,373	5,035	259,408	24,444
Stock-based compensation	—	13,579	—	—	13,579	—	13,579	—
Issuance of common shares under employee stock award plans, net	778	16,008	—	—	16,008	—	16,008	—
Dividends paid on common stock and participating securities	—	—	(21,231)	—	(21,231)	—	(21,231)	—
Dividends paid to noncontrolling owners	—	—	—	—	—	(1,418)	(1,418)	(4,955)
Acquisition of additional ownership interest in majority-owned subsidiary	—	2,863	—	—	2,863	—	2,863	(15,994)
Revaluation of and additions to noncontrolling interests	—	9,767	(7,330)	—	2,437	648	3,085	(3,085)
Balance at June 30, 2011	70,795	587,265	151,366	36,413	775,044	10,065	785,109	94,841

(continued on next page)

SOLERA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, COMPREHENSIVE
INCOME (LOSS) AND REDEEMABLE NONCONTROLLING INTERESTS
(In thousands)

(continued from previous page)

	Common Shares		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Solera Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares	Amount
Balance at June 30, 2011	70,795	587,265	151,366	36,413	775,044	10,065	785,109	94,841
Components of comprehensive income (loss):
Net income attributable to Solera Holdings, Inc. and noncontrolling interests	—	—	106,988	—	106,988	4,240	111,228	7,158
Foreign currency translation adjustments	—	—	—	(73,504)	(73,504)	(827)	(74,331)	(11,831)
Unrealized losses on derivative instruments, net of tax	—	—	—	(2,818)	(2,818)	—	(2,818)	—
Change in funded status of defined benefit pension plans, net of tax	—	—	—	(7,364)	(7,364)	—	(7,364)	—
Total comprehensive income (loss)					23,302	3,413	26,715	(4,673)
Stock-based compensation	—	18,394	—	—	18,394	—	18,394	—
Purchases of Solera Holdings, Inc. common shares	(2,202)	(18,491)	(85,005)	—	(103,496)		(103,496)	—
Issuance of common shares under employee stock award plans, net	302	3,009	—	—	3,009	—	3,009	—
Dividends paid on common stock and participating securities	—	—	(28,284)	—	(28,284)	—	(28,284)	—
Dividends paid to noncontrolling owners	—	—	—	—	—	(3,433)	(3,433)	(4,837)
Sale of shares of majority-owned subsidiary	—	2,037	—	—	2,037	102	2,139	—
Acquisition of additional ownership interest in majority-owned subsidiary	—	—	137	—	137	—	137	(9,628)
Revaluation of and additions to noncontrolling interests	—	(9,521)	(3,388)	—	(12,909)	—	(12,909)	12,900
Balance at June 30, 2012	68,895	$582,693	$141,814	$(47,273)	$677,234	$10,147	$687,381	$88,603

See accompanying notes to consolidated financial statements.

SOLERA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Years Ended June 30,
	2012	2011	2010
Cash flows from operating activities:
Net income	$118,386	$169,057	$94,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103,510	83,088	88,978
Provision for doubtful accounts	2,278	2,122	1,278
Stock-based compensation	18,394	13,579	9,607
Deferred income taxes	(2,111)	(55,220)	(6,195)
Gain on derivative instruments	(6,628)	—	—
Other	2,919	(498)	169
Changes in operating assets and liabilities, net of effects from acquisitions of businesses:
Increase in accounts receivable	(8,268)	(15,182)	(5,717)
(Increase) decrease in other assets	(10,253)	(8,393)	417
(Decrease) increase in accounts payable	(3,062)	2,000	(3,149)
Increase in accrued expenses and other liabilities	7,827	20,978	10,725
Net cash provided by operating activities	222,992	211,531	190,284
Cash flows from investing activities:
Capital expenditures	(29,690)	(19,475)	(22,544)
Acquisitions and capitalization of intangible assets	(2,497)	(2,155)	(4,234)
Proceeds from sale of property and equipment	1,128	1,380	—
Acquisitions of and investments in businesses, net of cash acquired	(16,961)	(526,248)	(94,290)
Proceeds from sales and maturities of short-term investments	—	42,826	11,742
Purchases of short-term investments	—	(42,826)	—
Decrease (increase) in restricted cash	201	2,940	(1,961)
Net cash used in investing activities	(47,819)	(543,558)	(111,287)
Cash flows from financing activities:
Proceeds from debt issuance, net of issuance costs	401,697	444,301	—
Payment of contingent purchase consideration	(220)	(413)	(2,251)
Proceeds from sale of shares in a majority-owned subsidiary	2,139	—	—
Acquisition of additional shares in majority-owned subsidiary	(9,491)	(13,080)	—
Principal payments on financed asset acquisitions	(2,297)	(2,545)	(2,487)
Repayments of long-term debt	(272,321)	(5,766)	(5,867)
Cash dividends paid on common shares and participating securities	(28,284)	(21,231)	(17,547)
Cash dividends paid to noncontrolling interests	(8,270)	(6,373)	(7,663)
Cash paid to repurchase common stock	(103,496)	—	—
Proceeds from stock purchase plan and exercise of stock options	2,577	16,008	6,888
Net cash (used in) provided by financing activities	(17,966)	410,901	(28,927)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(20,062)	51,705	(32,968)
Net change in cash and cash equivalents	137,145	130,579	17,102
Cash and cash equivalents, beginning of period	371,101	240,522	223,420
Cash and cash equivalents, end of period	$508,246	$371,101	$240,522
Supplemental cash flow information:
Cash paid for interest	$60,619	$30,884	$31,887
Cash paid for income taxes	$42,383	$39,289	$41,147
Supplemental disclosure of non-cash investing and financing activities:
Capital assets financed	$1,435	$8,684	$3,585
Accrued contingent purchase consideration	$3,735	$800	$732
See accompanying notes to consolidated financial statements.

SOLERA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

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

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification and applicable regulations of the Securities and Exchange Commission (“SEC”). Our operating results for the fiscal year ended June 30, 2012 are not necessarily indicative of the results that may be expected for any future periods.

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

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents at June 30, 2012 and 2011 consisted primarily of money market funds and bank certificates of deposit. The carrying amounts approximate fair value due to the short maturities of these instruments.

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

Contingent future cash payments related to acquisitions completed prior to June 30, 2009 were recognized as additional goodwill when the amounts were paid.

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

In our annual goodwill impairment assessment for fiscal year 2012, we concluded that the fair values of the reporting units to which goodwill was assigned exceeded their respective carrying values and, accordingly, we did not identify any goodwill impairment.

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

In our annual indefinite-lived intangible asset impairment assessment for fiscal year 2012, we concluded that the fair value of our indefinite-lived intangible assets exceeded their respective carrying value and, accordingly, we did not identify any impairment of indefinite-lived intangible assets.

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

The computation of basic and diluted net income attributable to Solera Holdings, Inc. per common share using the two-class method is as follows (in thousands, except per share amounts):

	Fiscal Years Ended June 30,
	2012	2011	2010
Basic net income attributable to Solera Holdings, Inc. per common share
Net income attributable to Solera Holdings, Inc.	$106,988	$157,377	$84,432
Less: Dividends paid and undistributed earnings allocated to participating securities	(548)	(775)	(664)
Net income attributable to common shares—basic	$106,440	$156,602	$83,768
Weighted-average number of common shares	70,178	70,404	69,790
Less: Weighted-average common shares subject to repurchase	—	(55)	(203)
Weighted-average number of common shares used to compute basic net income attributable to Solera Holdings, Inc. per common share	70,178	70,349	69,587
Basic net income attributable to Solera Holdings, Inc. per common share	$1.52	$2.23	$1.20
Diluted net income attributable to Solera Holdings, Inc. per common share
Net income attributable to Solera Holdings, Inc.	$106,988	$157,377	$84,432
Less: Dividends paid and undistributed earnings allocated to participating securities	(547)	(771)	(663)
Net income attributable to common shares—diluted	$106,441	$156,606	$83,769
Weighted-average number of common shares used to compute basic net income attributable to Solera Holdings, Inc. per common share	70,178	70,349	69,587
Diluted effect of options to purchase common stock, restricted stock units and performance share units	349	334	176
Weighted-average number of common shares used to compute diluted net income attributable to Solera Holdings, Inc. per common share	70,527	70,683	69,763
Diluted net income attributable to Solera Holdings, Inc. per common share	$1.51	$2.22	$1.20

The following securities that could potentially dilute earnings per share in the future are not included in the determination of diluted net income attributable to Solera Holdings, Inc. per common share (in thousands):

	Fiscal Years Ended June 30,
	2012	2011	2010
Antidilutive options to purchase common stock and restricted stock units	761	105	43

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

Subscription-based and transaction-based contracts generally include the delivery of software, access to our database through a hosted service, upfront fees for the implementation and set-up activities necessary for the client to use/access the software and maintenance. Under a subscription arrangement, we consider delivery of software, access to the hosted database and maintenance to be a combined unit of accounting and recognize related revenues at the end of each month upon the completion of the monthly service. A transaction-based fee represents a payment for the right to use the software, access to the hosted database and maintenance. We consider the fee to be fixed and determinable only at the time actual usage occurs, and, accordingly, we recognize revenue at the time of actual usage.

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

Cost of Revenues (Excluding Depreciation and Amortization)

Our costs and expenses applicable to revenues (“cost of revenues excluding depreciation and amortization”) represent the total of operating expenses and systems development and programming costs as presented on our consolidated statements of income. Operating expenses include compensation and benefits costs for operations, database development and customer service personnel, other costs related to operations, database development and customer support functions, as well as third-party data and royalty costs, the cost of computer software and hardware used directly in the delivery of our products and services and, as a result of our acquisition of Explore, the costs of purchased data from state departments of motor vehicles. Systems development and programming costs include compensation and benefit costs for our product development and product management personnel, other costs related to our product development and product management functions and costs related to external software consultants involved in systems development and programming activities.

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

Foreign Currency Translation

We translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during the reporting period for our consolidated statement of income and certain components of stockholders’ equity, and the exchange rate at the end of that period for our consolidated balance sheet. For each of our foreign subsidiaries, the local currency is its functional currency. These translations resulted in net foreign currency translation adjustments of and $(73.5) million and $83.5 million in fiscal years 2012 and 2011, respectively, which are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. The foreign currency translation adjustment in fiscal year 2012 was caused by a strengthening in the value of the U.S. dollar versus certain foreign currencies, including the Euro, during the period. Generally, this strengthening of the U.S. dollar resulted in decreases to the U.S. dollar value of certain of our assets and liabilities from June 30, 2011 to June 30, 2012, as presented in the accompanying consolidated balance sheets, although the corresponding local currency balances may have increased only slightly, decreased or remain unchanged.

During the fiscal years ended June 30, 2012, 2011, and 2010, we recognized net foreign currency transaction losses in our consolidated statements of income of $1.4 million, $10.0 million, and $5.8 million, respectively. Functional currencies of significant foreign subsidiaries include Euros, British Pounds, Swiss francs, Canadian dollars, Brazilian reals, and Mexican pesos.

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

Derivative Financial Instruments

We principally utilize derivative financial instruments to manage interest rate and foreign currency exposures. Derivative financial instruments are recorded in the consolidated balance sheets at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized as a charge or credit to earnings. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are initially recorded in accumulated other comprehensive income (loss) and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized as a charge or credit to earnings. Derivative instruments not designated as hedges are marked-to-market at the end of each period with changes in fair value recognized in earnings.

Advertising Costs

Advertising costs are expensed when incurred and are included in selling, general and administrative expenses. Total advertising costs were $7.2 million, $6.2 million and $5.6 million for the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

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

Accumulated other comprehensive income (loss) consists of the following (in thousands):

	Fiscal Year Ended June 30,
	2012	2011
Cumulative foreign currency translation adjustments	$(36,373)	$37,131
Unrealized losses on derivative financial instruments, net of tax	(2,818)	—
Change in funded status of defined benefit pension plans, net of tax	(8,082)	(718)
Accumulated other comprehensive income (loss).	$(47,273)	$36,413

Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following (in thousands):

	Fiscal Years Ended June 30,
	2012	2011	2010
Net income	$118,386	$169,057	$94,171
Other comprehensive income:
Foreign currency translation adjustments	(86,162)	101,260	(77,987)
Unrealized gains (losses) on derivative financial instruments, net of tax	(2,818)	14,319	8,328
Change in funded status of defined benefit pension plans, net of tax	(7,364)	(784)	(8,046)
Total comprehensive income	22,042	283,852	16,466
Comprehensive income (loss) attributable to noncontrolling interests	(1,260)	29,479	(3,709)
Comprehensive income attributable to Solera Holdings, Inc.	$23,302	$254,373	$20,175

Guarantees

We recognize, at the inception of a guarantee, a liability for the fair value of any guarantees.

Recently Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) Topic No. 2011-04, Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which expands the disclosure requirements for fair value measurements using level 3 inputs. We adopted ASU Topic No. 2011-04 in the third quarter of our fiscal year 2012. The disclosures required by ASU Topic No. 2011-04 are provided in Note 8.

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

Acquisition of Explore

On June 14, 2011, we acquired 100% of the membership interests of Explore, a leading U.S. provider of innovative data and analytic tools used by automotive property and casualty insurers, for cash consideration of $519.2 million. This purchase price was funded through the issuance of senior unsecured notes with an aggregate principal balance of $450.0 million in June 2011 (Note 10) and cash on hand. The acquisition of Explore allows us to offer solutions to our customers that will help them actively manage risk during the full life cycle of an insurance policy, which will improve the ability of our customers to capture lost premiums. Explore has been included in our Americas segment. We have included the results of operations of Explore in our consolidated statements of income from the acquisition date. Revenues and net income earned by Explore were $4.0 million and $0.5 million, respectively, for the period from the acquisition date through June 30, 2011.

We have accounted for the acquisition of Explore under the purchase method of accounting and, accordingly, the total purchase price has been allocated to the acquired tangible and identifiable intangible assets and assumed liabilities based on their estimated fair values on the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill, which is deductible for U.S income tax purposes. Of the purchase price for Explore, we have allocated $351.3 million to goodwill and $160.8 million to identifiable intangible assets. The goodwill recorded in the acquisition represents future enhancements to the software and database, future customer relationships and markets, and the workforce.

The following table summarizes the final purchase price allocation for the acquisition of Explore (in thousands):

Goodwill	$351,327
Intangible assets	160,750
Accounts receivable	10,890
Other assets acquired	1,311
Assumed liabilities	(5,107)
Total	$519,171

Identifiable intangible assets acquired from Explore were as follows:

	Value (in thousands)	Weighted Average Amortizable Life (in years)
Customer relationships	$86,125	19.8
Database	39,350	10.0
Technology	19,625	9.4
Trademark	15,650	9.0
Total	$160,750	15.1

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

Other Acquisitions

During fiscal years 2012, 2011 and 2010, we completed several acquisitions that were immaterial both individually and in the aggregate. All acquired entities have been included in our consolidated statements of income from the respective acquisition dates.

Contingent Purchase Consideration

In connection with our business combinations, we may be required to make contingent cash payments through fiscal year 2015 subject to the achievement of certain financial performance and product-related targets, the satisfaction of certain conditions and/or the continued employment of the sellers. At June 30, 2012, the maximum aggregate amount of remaining contingent cash payments to be paid is $22.6 million, of which $6.2 million was accrued to goodwill at the acquisition date, and the remaining $16.4 million is considered compensatory and is being charged against income as earned.

4.	Goodwill and Intangible Assets

Intangible Assets

Intangible assets, net consists of the following (in thousands):

	June 30, 2012			June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortized intangible assets:
Internally developed software	$21,992	$(10,108)	$11,884	$22,197	$(7,454)	$14,743
Purchased customer relationships	292,733	(149,423)	143,310	304,688	(131,141)	173,547
Purchased tradenames and trademarks	33,910	(22,049)	11,861	36,323	(20,811)	15,512
Purchased software and database technology	407,907	(279,398)	128,509	435,125	(262,358)	172,767
Other	5,544	(3,454)	2,090	6,433	(1,636)	4,797
	$762,086	$(464,432)	$297,654	$804,766	$(423,400)	$381,366
Intangible assets not subject to amortization:
Purchased tradenames and trademarks with indefinite lives	32,087	—	32,087	34,734	—	34,734
	$794,173	$(464,432)	$329,741	$839,500	$(423,400)	$416,100

Amortization of intangible assets totaled $79.4 million, $61.5 million and $67.2 million for the fiscal years ended June 30, 2012, 2011 and 2010, respectively. Estimated future amortization expense related to intangible assets subject to amortization at June 30, 2012 is as follows (in thousands):

2013	$69,402
2014	55,260
2015	43,935
2016	32,493
2017	24,398
Thereafter	72,166
Total	$297,654

Goodwill

The following table summarizes the activity in goodwill for the fiscal years ended June 30, 2012 and 2011 (in thousands):

	Balance at Beginning of Year	Current Year Acquisitions	Other (2)	Foreign Currency Translation Effect	Balance at End of Year
Year Ended June 30, 2012:
EMEA	$615,358	$—	$—	$(68,576)	$546,782
Americas	444,391	4,378	7,401	(3,060)	453,110
Total	$1,059,749	$4,378	$7,401	$(71,636)	$999,892
Year Ended June 30, 2011:
EMEA (1)	$545,134	$—	$2,025	$68,199	$615,358
Americas (1)	90,575	352,156	—	1,660	444,391
Total	$635,709	$352,156	$2,025	$69,859	$1,059,749

(1)
As described in Note 16, in the first quarter of fiscal year 2012, we transferred our Netherlands operating segment from our Americas reportable segment to our EMEA reportable segment. The balances presented above reflect the inclusion of our Netherlands operating segment in our EMEA reportable segment for all periods.

(2)	Primarily represents contingent cash consideration paid in connection with business combinations consummated in fiscal year 2009.

We have not recognized any goodwill impairment losses to date.

5.	Redeemable Noncontrolling Interests

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

In November 2011, we acquired an additional 6.7% ownership interest in our AUTOonline majority-owned subsidiary for a cash payment of €7.1 million ($9.5 million). The remaining noncontrolling ownership interest in AUTOonline may be exercised by any party beginning in fiscal year 2013 at a redemption value equal to ten times AUTOonline’s EBITDA for the fiscal year ended prior to the exercise date. Because the remaining AUTOonline noncontrolling interest is not currently redeemable, we are accreting the carrying value to the redemption value at each reporting period through the earliest redemption date. Accordingly, the carrying value of the AUTOonline noncontrolling interest represents the initial carrying amount, adjusted to reflect the noncontrolling interests’ share of net income and dividends paid, plus periodic accretion. Additionally, if the fair value of the AUTOonline noncontrolling interest were to exceed the redemption value, the excess would be treated as an adjustment to the numerator in our calculation of net income per common share attributable to Solera Holdings, Inc. which would result in a decrease in our net income per share. Since the acquisition date, the fair value of the AUTOonline noncontrolling interest has been approximately equal to its redemption value.

Pursuant to agreements entered into prior to the CSG Acquisition, the noncontrolling stockholders of certain of our majority-owned subsidiaries have the right to require us to redeem their shares at the then fair market value. We do not have any indication that the exercise of the redemption rights is probable within the next twelve months. Further, we do not believe the occurrence of conditions precedent to the exercise of certain of these redemption rights is probable within the next twelve months. If the stockholders exercise their redemption rights, we believe that we have sufficient liquidity to fund such redemptions.

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

The following table summarizes the activity in the restructuring reserves for fiscal years 2012 and 2011 (in thousands):

	Employee Termination Benefits	Leases	Other	Total
Balance at June 30, 2010	$1,851	$4,717	$1,796	$8,364
Restructuring charges	3,379	4,176	(462)	7,093
Cash payments	(3,728)	(2,769)	(1,321)	(7,818)
Other (1)	(421)	185	(13)	(249)
Effect of foreign exchange	145	—	—	145
Balance at June 30, 2011	1,226	6,309	—	7,535
Restructuring charges	6,315	(248)	990	7,057
Cash payments	(1,429)	(3,738)	(990)	(6,157)
Other	—	565	—	565
Effect of foreign exchange	(355)	—	—	(355)
Balance at June 30, 2012	$5,757	$2,888	$—	$8,645

(1)	Primarily represents the reclassification of an existing unfavorable lease liability.

In the third quarter of fiscal year 2012, we initiated a restructuring plan in our EMEA segment (the “EMEA 2012 Restructuring Plan”). The primary objective of the EMEA 2012 Restructuring Plan is to better align the skill sets and capabilities of our German operations with our core mission and promote efficiency and profitable innovation within the region. Under the EMEA 2012 Restructuring Plan, we terminated approximately 30 employees and incurred employee termination benefits and related expenses of approximately $5.8 million. The restructuring charges incurred under the EMEA 2012 Restructuring Plan are expected to be paid through fiscal year 2013.

In fiscal year 2011, we announced the relocation of our corporate headquarters and global executive team from San Diego, California to the Dallas-Fort Worth, Texas metroplex (the “Corporate Relocation Plan”). The primary objectives of the Corporate Relocation Plan are to provide us with access to a broader employee recruitment pool; improved labor arbitrage and other cost efficiencies; and improved mobility and access to our markets around the world. The relocation is expected to improve the effectiveness of our senior management team and our operations, and result in long-term cost savings. Under the Corporate Relocation Plan, we anticipate incurring expenses of approximately $2.5 million, primarily consisting of relocation benefits paid to current employees, facility relocation costs and termination benefits for corporate employees that are not relocating. The remaining restructuring charges anticipated to be incurred under the Corporate Relocation Plan of approximately $0.3 million are expected to be paid in fiscal year 2013. During fiscal year 2012, we incurred restructuring charges of $0.2 million under the Corporate Relocation Plan.

In prior fiscal years, we initiated restructuring plans in our Americas and EMEA segments (the “Prior Restructuring Plans”). Under the Prior Restructuring Plans, as of June 30, 2012, we have a remaining liability for employee termination benefits of $0.5 million, which we will pay through fiscal year 2013, and a remaining lease-related restructuring liability of $2.9 million, which we will pay through July 2013.

The following table summarizes restructuring charges, asset impairments and other costs associated with exit and disposal activities for the periods indicated (in thousands):

	Corporate Relocation Plan	EMEA 2012 Restructuring Plan	Other Restructuring Plans	Prior Restructuring Plans	Total
Fiscal Year Ended June 30, 2012:
Employee termination benefits	$141	$5,292	$1,148	$(266)	$6,315
Leases	(277)	—	—	29	(248)
Other	323	552	—	115	990
Total restructuring charges, asset impairments, and other costs associated with exit and disposal activities	$187	$5,844	$1,148	$(122)	$7,057
Fiscal Year Ended June 30, 2011:
Employee termination benefits	$295	$2,181	$996	$(93)	$3,379
Leases	410	—	—	3,766	4,176
Other	1,281	—	—	(1,743)	(462)
Total restructuring charges	1,986	2,181	996	1,930	7,093
Asset impairment charges	—	—	—	—	—
Other costs associated with exit and disposal activities	—	—	—	—	—
Total restructuring charges, asset impairments, and other costs associated with exit and disposal activities	$1,986	$2,181	$996	$1,930	$7,093
Fiscal Year Ended June 30, 2010:
Employee termination benefits	$—	$—	$—	$(486)	$(486)
Leases	—	—	—	2,939	2,939
Other	—	—	—	1,983	1,983
Total restructuring charges	—	—	—	4,436	4,436
Asset impairment charges	—	—	—	1,149	1,149
Other costs associated with exit and disposal activities	—	—	—	325	325
Total restructuring charges, asset impairments, and other costs associated with exit and disposal activities	$—	$—	$—	$5,910	$5,910

7.	Other Financial Statement Captions

Property and equipment

Property and equipment, net consists of the following (in thousands):

	June 30,
	2012	2011
Land and buildings	$14,280	$22,225
Machinery and equipment	2,113	3,399
Furniture and fixtures	5,489	5,606
Data processing equipment	42,416	44,320
Leasehold improvements	20,090	20,365
Software licenses	31,374	24,281
Capitalized leases of machinery and equipment	2,481	2,481
	118,243	122,677
Less: Accumulated depreciation	(59,710)	(58,192)
Property and equipment, net	$58,533	$64,485

Depreciation expense was $24.1 million, $21.6 million and $21.8 million for fiscal years 2012, 2011 and 2010, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consists of the following (in thousands):

	June 30,
	2012	2011
Accrued payroll and benefits	$21,667	$25,090
Accrued incentive compensation	21,066	23,924
Accrued non-income based taxes	22,616	22,612
Customer deposits and advance payments	14,443	16,259
Accrued restructuring, net of noncurrent portion	8,645	6,327
Other	50,839	46,058
Accrued expenses and other current liabilities	$139,276	$140,270

Other expense, net

Other expense, net consists of the following (in thousands):

	Fiscal Years Ended June 30,
	2012	2011	2010
Investment income	$(870)	$(2,106)	$(1,880)
Losses on equity method investments	689	—	—
Foreign exchange losses	8,002	9,988	5,844
Gain on derivative instruments	(6,628)	—	—
Other	472	(67)	—
Other expense, net	$1,665	$7,815	$3,964

8.	Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements at June 30, 2012 Using:
	Fair Value at June 30, 2012	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$508,246	$508,246	$—	$—
Restricted cash (1)	2,548	2,548	—	—
Derivative financial instruments (2)	2,197	—	2,197	—
Accrued contingent purchase consideration (3)	4,941	—	—	4,941
Redeemable noncontrolling interests (4)	74,118	—	—	74,118

		Fair Value Measurements at June 30, 2011 Using:
	Fair Value at June 30, 2011	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$371,101	$371,101	$—	$—
Restricted cash (1)	3,246	3,246	—	—
Accrued contingent purchase consideration (3)	1,189	—	—	1,189
Redeemable noncontrolling interests (4)	71,641	—	—	71,641

(1)
Included in other current assets and other noncurrent assets in the accompanying consolidated balance sheets. The restricted cash primarily relates to funds held in escrow for the benefit of customers and the sellers of acquired businesses, and facility lease deposits.

(2)	Included in other noncurrent assets in the accompanying consolidated balance sheet.

(3)	Included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet.

(4)	Does not include the redeemable noncontrolling interest of AUTOonline, which is not measured at fair value on a recurring basis.

Cash and cash equivalents and restricted cash. Our cash and cash equivalents and restricted cash, primarily consist of bank deposits, money market funds that are primarily invested in U.S. treasury securities and securities of other sovereign nations, and bank certificates of deposit. The fair value of our cash and cash equivalents and restricted cash are determined using quoted market prices for identical assets (Level 1 inputs).

Derivative financial instruments. We estimate the fair value of our cross-currency swaps using an income approach and standard valuation techniques that utilize market-based observable inputs including spot and forward interest and foreign currency exchange rates, volatilities and interest rate curves at observable intervals (Level 2 inputs). Our estimate of fair value also considers the risk that the swap contracts will not be fulfilled.

Accrued contingent purchase consideration. We accrue contingent future cash payments related to acquisitions completed after June 30, 2009 at fair value as of the acquisition date and re-assess the fair value measurement at each reporting date. Fair value is determined by estimating the weighted probabilities of potential future payments that would be earned upon achievement by the acquired business of certain financial performance, integration and product-related targets. We estimate such probabilities using information as of the reporting date, including recent financial performance of the acquired businesses (Level 3 inputs).

The net increase in accrued contingent purchase consideration during fiscal year 2012 was primarily due to contingent purchase consideration from current period business combinations.

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

At June 30, 2012 and 2011, we estimated the fair value of the redeemable noncontrolling interest in one of our majority-owned subsidiaries based on recent stock transactions with the noncontrolling stockholders, a Level 2 input, and a discounted cash flow model, a Level 3 input.

The significant unobservable inputs in the valuation of redeemable noncontrolling interests include a discount rate and long-term growth rates.

The discount rate used in the determination of the estimated fair value of the redeemable noncontrolling interests as of June 30, 2012 using the income approach ranged between 13.5% and 14.9%, with a weighted average discount rate of 13.6%, reflecting a market participant's perspective as a noncontrolling shareholder in a privately-held subsidiary. The long-term growth rate used in the determination of the estimated fair value of the redeemable noncontrolling interests as of June 30, 2012 using the income approach ranged between 2.0% and 4.0%, with a weighted average long-term growth rate of 3.8%.

The following table summarizes the activity in redeemable noncontrolling interests which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

	Fiscal Year Ended June 30,
	2012	2011
Balance at beginning of period	$71,641	$81,641
Net income attributable to redeemable noncontrolling interests	6,028	6,038
Dividends paid to noncontrolling owners	(3,688)	(4,723)
Change in fair value	9,537	(9,728)
Acquisition of an additional 15% ownership interest in Audatex Espana from noncontrolling owners	—	(15,994)
Effect of foreign exchange	(9,400)	14,407
Balance at end of period	$74,118	$71,641

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We performed our fiscal year 2012 annual goodwill and indefinite-lived intangible asset impairment assessment on April 1, 2012.

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

In our annual goodwill and indefinite-lived intangible asset impairment assessments for fiscal year 2012, we concluded that the fair values of the reporting units to which goodwill was assigned exceeded their respective carrying values and, accordingly, we did not identify any goodwill impairment. Although we considered the fair value under both the income and market approaches, we ultimately determined the fair value of the reporting units based solely upon the income approach, as we believe this is the best indicator of fair value.

We determine fair value of our indefinite-lived intangible assets under an income approach using the relief from royalty method, which assumes value to the extent that the acquired company is relieved of the obligation to pay royalties for the benefits received from the assets. In our annual indefinite-lived intangible asset impairment assessment for fiscal year 2012, we concluded that the fair value of our indefinite-lived intangible assets exceeded their respective carrying value and, accordingly, we did not identify any impairment of indefinite-lived intangible assets.

Fair Value of Other Financial Instruments

The carrying amounts of certain of our financial instruments, including accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short-term nature. The carrying value of the outstanding term loans under our Amended Credit Facility approximates their fair value due to their variable interest rate. Based on the original issue price of the Senior Notes that we issued in April 2012 (Note 10), we believe that the fair value of the Senior Notes is approximately $873.1 million as compared to the carrying value at June 30, 2012 of $850.0 million.

9.	Derivative Financial Instruments

In the normal course of business, we are exposed to variability in interest rates and foreign currency exchange rates. We do not use derivatives for speculative purposes.

In April 2012, in order to hedge our exposure to variability in the Euro-denominated cash flows associated with two intercompany loans, we entered into two pay fixed Euros / received fixed U.S. dollar cross-currency swaps in the aggregate notional amount of €109.0 million. We pay Euro fixed coupon payments at 6.99% and receive U.S. dollar fixed coupon payments at 6.75% on the notional amount. The maturity date of the swaps is June 15, 2018.

These cross-currency swaps were designated, at inception, as cash flow hedges of the intercompany loans and we evaluate the swaps for effectiveness quarterly. We report the effective portion of the gain or loss on these hedges as a component of accumulated other comprehensive income (loss) in stockholders' equity and reclassify these gains or losses into earnings when the hedged transaction affects earnings. Accordingly, any foreign exchange gains or losses recognized in our consolidated statements of income resulting from the periodic re-measurement of the intercompany loans into U.S. dollars is mitigated by an offsetting gain or loss, as the case may be, resulting from the change in the fair value of the swaps. To date, there has been no hedge ineffectiveness. We determined the estimated fair value of our derivatives using an income approach and standard valuation techniques that utilize market-based observable inputs including spot and forward interest and foreign currency exchange rates, volatilities and interest rate curves at observable intervals. Our estimate of fair value also considers the risk that the swap contracts will not be fulfilled.

In fiscal year 2011, we had outstanding interest rate swaps that were designated as cash flow hedges for floating rate debt. The interest rate swaps matured on June 30, 2011.

The following table summarizes the effect of our derivative financial instruments, designated as cash flow hedges, on the consolidated statements of income and accumulated other comprehensive income (loss) (“AOCI”) (in thousands):

Derivative Financial Instruments	Gain (Loss) Recognized in AOCI on Derivatives (1)	Location of Gain (Loss) Reclassified from AOCI into Income (1)	Gain (Loss) Reclassified from AOCI into Income (1)	Location of Gain (Loss) Recognized in Income on Derivatives (2)	Gain (Loss) Recognized in Income on Derivatives (2)
Fiscal year Ended June 30, 2012:
Cross-currency swaps	$1,986	Interest Expense	$28	N/A	$—
		Other Expense, net	6,628	N/A	—
Total	$1,986		$6,656		$—
Fiscal Year Ended June 30, 2011:
U.S. dollar interest rate swaps	$(794)	Interest Expense	$(8,422)	Interest Expense	$28
Euro interest rate swaps	(576)	Interest Expense	(4,993)	Interest Expense	(47)
Total	$(1,370)		$(13,415)		$(19)

(1)	Effective portion.

(2)	Ineffective portion and amount excluded from effectiveness testing.

10.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30,
	2012	2011
Senior unsecured notes due June 2018	$860,445	$450,000
Senior secured domestic term loan due May 2017	106,235	212,045
Senior secured European term loan due May 2017	179,193	364,357
Subordinated note payable due December 2011 (1)	—	18,023
Total debt	1,145,873	1,044,425
Less: Current portion	2,861	24,042
Long-term portion	$1,143,012	$1,020,383

(1)	The subordinated note payable was paid in full in fiscal year 2012.

Future minimum principal payments on our outstanding debt as of June 30, 2012 are as follows (in thousands):

2013	$2,861
2014	2,861
2015	2,861
2016	2,861
2017	273,984
Thereafter	850,000
Total (1)	$1,135,428

(1)	Amount excludes the unamortized premium on the Senior Notes issued in April 2012 of $10.4 million as of June 30, 2012.

Senior Unsecured Notes

In June 2011, we issued senior unsecured notes in the aggregate principal amount of $450.0 million (collectively with the senior unsecured notes issued in April 2012, the “Senior Notes”), resulting in net proceeds of $444.3 million. The proceeds from the issuance of the Senior Notes in June 2011 were used to acquire Explore. The Senior Notes issued in June 2011 accrue interest at 6.75% per annum, payable semi-annually, and become due and payable in full on June 15, 2018.

In April 2012, we issued additional Senior Notes in the aggregate principal amount of $400.0 million. The Senior Notes issued in April 2012 accrue interest at 6.75% per annum, payable semi-annually and were issued at an original issue price of 102.72% plus accrued interest from December 15, 2011, resulting in net proceeds of $410.5 million. The proceeds from the issuance of the Senior Notes in April 2012 were used to repay approximately $246.7 million of the outstanding term loans under our existing senior credit facility held by lenders that did not elect to extend their loans, and we intend to use the remainder of such net proceeds for working capital and other general corporate purposes, including strategic initiatives such as future acquisitions, joint ventures, investments or other business development opportunities.

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

We incurred costs associated with the issuance of the Senior Notes of $12.7 million, which were deferred and are included in other noncurrent assets in the consolidated balance sheet. We are amortizing these debt issuance costs to interest expense over the term of the Senior Notes using the effective interest method.

The Senior Notes contain certain covenants including, among others, restrictions related to dividends, distributions, repurchases of equity, prepayments of debt or additional indebtedness, investments; liens on assets; mergers with another company, dispositions of assets, and transactions with affiliates. We are in compliance with the specified financial covenants of the Senior Notes at June 30, 2012.

Senior Secured Credit Facilities

On April 13, 2012, we entered into an Amended and Restated First Lien Credit and Guaranty Agreement (the “Amended Credit Facility”), which agreement amended and restated the Amended and Restated First Lien Credit and Guaranty Agreement, dated as of May 16, 2007. The Amended Credit Facility consists of a U.S. term loan facility in an aggregate principal amount of approximately $106.5 million and European term loans in an aggregate principal amount of approximately €142.8 million. The maturity date for all of the term loans is May 16, 2017.

The Amended Credit Facility contains a leverage ratio, which is applicable only if specified minimum borrowings are outstanding during a quarter. In addition, the Amended Credit Facility contains covenants restricting us from undertaking specified corporate actions, including but not limited to asset dispositions, acquisitions, payment of dividends and other specified payments, changes of control, incurrence of indebtedness, capital expenditures, creation of liens, making loans and investments and transactions with affiliates. We are in compliance with the specified financial covenants of the Amended Credit Facility at June 30, 2012.

The outstanding term loans require quarterly minimum principal payments of 0.25% of the aggregate principal amount of each term loan facility, with the remaining unpaid balance due in full in May 2017. Voluntary prepayments are allowed under specified conditions and mandatory prepayments and commitment reductions are required upon the occurrence of certain events, including, among others, sales of assets, receipts of insurance or condemnation proceeds, excess cash flow and issuances of debt and equity securities. Future quarterly minimum principal payments will be reduced upon a voluntary prepayment.

We have the ability to select the interest rate benchmark at which borrowings under the Amended Credit Facility will bear interest, plus an applicable margin that varies based upon our consolidated leverage ratio, as defined in the agreement. Currently, the U.S. term loan bears interest at 3-month LIBOR plus a 3.0% margin (3.5% at June 30, 2012) and the European term loans bear interest at 3-month EURIBOR plus a 3.0% margin (3.7% at June 30, 2012). Interest is payable quarterly.

Our obligations under the Amended Credit Facility are secured by, among other things, certain fixed assets, receivables and pledged cash assets. If there is an event of default under the Amended Credit Facility, the lenders could seek to foreclose on these assets.

We incurred costs associated with the issuance of the Amended Credit Facility of $1.8 million, which were deferred and are included in other noncurrent assets in the consolidated balance sheet. We are amortizing these debt origination fees to interest expense over the expected term of the Amended Credit Facility. Additionally, as a result of the repayment of $246.7 million of the outstanding term loans in April 2012, $0.7 million of the unamortized deferred debt issuance costs incurred in connection with the original issuance of the Amended and Restated First Lien Credit and Guaranty Agreement, dated as of May 16, 2007, were charged to interest expense in fiscal year 2012. The remaining unamortized deferred debt issuance costs are being amortized over the term of the Amended Credit Facility.

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

During fiscal year 2012, we granted stock awards under the 2008 Plan in the form of stock options, restricted stock units and performance share units. Stock options are granted at exercise prices equal to the fair market value of our common stock on the date of grant, generally vest ratably over four years and have a term of seven years. Restricted stock unit grants generally vest ratably over four years. Each performance share unit represents the right to receive one share of our common stock based on our total stockholder return (“TSR”) and/or the achievement of certain financial performance targets during applicable performance periods.

At June 30, 2012, 8.9 million shares remain available for future grant of awards under the 2008 Plan.

We also have an employee stock purchase plan (“the ESPP”) that allows eligible employees to purchase shares of our common stock at a price equal to 95% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period. We have reserved for issuance 1.5 million shares of our common stock under the ESPP. During fiscal years 2012 and 2011, we awarded approximately 11,000 shares and 12,000 shares, respectively, of our common stock under the ESPP. At June 30, 2012, approximately 1.4 million shares remain available for future grant of awards under the ESPP.

Share-Based Award Activity

The following table summarizes restricted stock unit and performance share unit activity during fiscal year 2012 (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at June 30, 2011	356	$44.21
Granted	345	$52.60
Vested	(187)	$39.63
Forfeited	(43)	$43.54
Nonvested at June 30, 2012	471	$52.24

The number of shares reflected in the table above assumes the target number of performance share units will be earned.

The following table summarizes stock option activity during fiscal year 2012:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2011	1,533	$33.78
Granted	627	$54.87
Exercised	(117)	$24.11
Canceled	(137)	$45.21
Outstanding at June 30, 2012	1,906	$40.59	5.4	$10,899
Exercisable at June 30, 2012	862	$32.44	5.1	$8,520

Of the stock options outstanding at June 30, 2012, approximately 1.9 million are vested and expected to vest.

Cash received from the exercise of stock options was $2.8 million during fiscal year 2012. The intrinsic value of stock options exercised during fiscal years 2012, 2011, and 2010 totaled $2.9 million, $14.5 million, and $4.1 million, respectively.

Valuation of Share-Based Awards

We utilized the Black-Scholes option pricing model for estimating the grant date fair value of stock options with the following assumptions:

	Risk-Free Interest Rate	Expected Term (in years)	Weighted Average Expected Stock Price Volatility	Expected Dividend Yield	Weighted Average Per Share Grant Date Fair Value
Fiscal year 2012	1.0%	4.6	33%	0.7%	$15.01
Fiscal year 2011	1.5%	4.6	33%	0.7%	$12.75
Fiscal year 2010	2.2%	4.7	30%	0.9%	$8.22

We based the risk-free interest rates on the implied yield available on U.S. Treasury constant maturities in effect at the time of the grant with remaining terms equivalent to the respective expected terms of the stock options. Because we have a limited history of stock option exercises, we calculated the expected award life as the average of the contractual term and the vesting period. We determined the expected volatility based on a combination of implied market volatilities, our historical stock price volatility and other factors. The dividend yields for fiscal years 2012, 2011 and 2010 are based on our quarterly cash dividends of $0.10, $0.075 and $0.0625 per share, respectively.

The weighted average grant date fair value of restricted stock units granted in fiscal years 2012, 2011 and 2010 was $52.60, $46.89 and $31.90, respectively, determined based on the market price of our common stock on the date of grant, which approximates the intrinsic value.

To estimate the grant date fair value of performance share units that are earned based on our relative TSR, we utilized a Monte-Carlo simulation model which simulates a range of our possible future stock prices and certain peer companies and assumes that the performance share units will be earned at target. Based on the Monte-Carlo simulation model, the grant date fair value of performance share units granted during fiscal years 2012 and 2011 that are earned based on our relative TSR was $54.61 and $77.86 per share, respectively.

Share-Based Compensation Expense

Share-based compensation expense, which is included in selling, general and administrative expenses in the accompanying consolidated statements of income, was $18.4 million, $13.6 million and $9.6 million for fiscal years 2012, 2011 and 2010, respectively. At June 30, 2012, the estimated total remaining unamortized share-based compensation expense, net of forfeitures, was $32.1 million which is expected to be recognized over a weighted-average period of 2.7 years.

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

The change in plan assets and benefit obligations as well as the funded status of our foreign pension plans were as follows (in thousands):

	June 30,
	2012	2011
Change in plan assets:
Fair value of plan assets—beginning of year	$79,092	$65,447
Actual return on plan assets	4,876	2,241
Employer contributions	3,955	3,528
Participant contributions	1,259	944
Benefits and expenses paid	(6,181)	(5,653)
Settlements	—	(1,984)
Foreign currency exchange rate changes	(10,267)	14,569
Fair value of plan assets—end of year	$72,734	$79,092
Change in benefit obligations:
Benefit obligations—beginning of year	$94,416	$76,945
Service cost	3,955	3,262
Interest cost	3,741	3,640
Participant contributions	1,259	944
Actuarial (gains) losses	11,645	(597)
Benefits and expenses paid	(6,181)	(5,653)
Settlements	—	(1,984)
Foreign currency exchange rate changes	(12,870)	17,859
Projected benefit obligations—end of year	$95,965	$94,416
Funded status—plan assets less benefit obligations	$(23,231)	$(15,324)
Unrecognized net actuarial (gains) losses due to experience different than assumed	—	—
Accrued pension liability	$(23,231)	$(15,324)

The accrued pension liability is included in noncurrent liabilities in the consolidated balance sheets as of June 30, 2012 and 2011, respectively. Changes recognized in accumulated other comprehensive income (loss) is as follows (in thousands):

	June 30,
	2012	2011
Accumulated other comprehensive loss—beginning of year	$(2,693)	$(2,418)
Actuarial gains (losses), net	(9,401)	324
Foreign currency exchange rate changes	917	(827)
Amortization or settlement recognition of net losses (1)	99	228
Net loss	(8,385)	(275)
Accumulated other comprehensive loss—end of year	$(11,078)	$(2,693)

(1)	Represents amounts recognized as components of net pension expense.

The accumulated benefit obligation for all defined benefit pension plans was $87.8 million and $86.6 million at June 30,

2012 and 2011, respectively.

In fiscal year 2013, amortization of net actuarial losses is expected to be $0.4 million. We do not expect to amortize any unrecognized prior service cost in fiscal year 2013.

Information for our pension plans with accumulated benefit obligations in excess of plan assets were as follows (in thousands):

	June 30,
	2012	2011
Projected benefit obligation	$95,965	$54,413
Accumulated benefit obligation	87,762	49,791
Fair value of plan assets	72,734	40,159

The components of net pension expense were as follows (in thousands):

	Fiscal Years Ended June 30,
	2012	2011	2010
Service cost—benefits earned during the period	$3,955	$3,262	$2,635
Interest cost on projected benefits	3,741	3,640	3,769
Expected return on plan assets	(2,633)	(2,515)	(2,784)
Amortization or settlement recognition of net losses (gains)	99	228	(327)
Net pension expense	$5,162	$4,615	$3,293

The general assumptions used to determine the actuarial present value of benefit obligations and net pension expense were as follows:

	Fiscal Years Ended June 30,
	2012	2011	2010
Assumptions used to determine benefit obligations:
Discount rate	3.33%	4.31%	4.30%
Rate of compensation increase	2.14	2.12	2.15
Assumptions used to determine net pension expense:
Discount rate	4.31	4.30	5.36
Expected long-term rate of return on assets	3.53	3.42	4.14
Rate of compensation increase	2.12	2.15	2.15

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

	Fair Value	Fair Value Measurements Using:
		Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2012	72,734	—	72,734	—
At June 30, 2011	79,092	—	79,092	—

We estimate the fair value of the insurance contracts based on vested plan benefits, which considers the contributions made to date and the historical rate of return on the plan assets as guaranteed by the insurance contracts.

The contributions for the fiscal years ended June 30, 2012, 2011 and 2010 were $4.0 million, $3.5 million and $3.3 million, respectively. The minimum required contributions and expected contributions to our pension plans are $3.7 million for fiscal year 2013.

Expected future benefit payments as of June 30, 2012 are as follows (in thousands):

2013	$2,291
2014	2,751
2015	2,670
2016	2,960
2017	3,062
2018 to 2022	16,633

The expected benefits to be paid are based on the same assumptions used to measure our pension plans’ benefit obligation at June 30, 2012 and include estimated future employee service.

Defined Contribution Retirement and Savings Plans

We have a qualifying 401(k) defined contribution plan that covers most of our domestic employees and provides matching contributions under various formulas. For the fiscal years ended June 30, 2012, 2011 and 2010, we incurred $1.5 million, $1.0 million and $1.2 million, respectively, in costs related to the 401(k) plan company matching contributions.

Our foreign subsidiaries have defined contribution plans that cover certain international employees and provide matching contributions under various formulas. For the fiscal years ended June 30, 2012, 2011 and 2010, we incurred $4.7 million, $4.8 million and $4.4 million, respectively, in costs related to our foreign defined contribution plans company matching contributions.

13.	Related Party Transactions

Certain noncontrolling stockholders of our international subsidiaries are also commercial purchasers and users of our software and services. Revenue transactions with all of the individual noncontrolling stockholders in the aggregate represent less than 10% of consolidated revenue for fiscal years ended June 30, 2012, 2011, and 2010, respectively, and aggregate accounts receivable from the noncontrolling stockholders represent less than 10% of consolidated accounts receivable at June 30, 2012, 2011, and 2010, respectively.

14.	Income Taxes

Income from Continuing Operations

The components of income before income taxes attributable to domestic and foreign operations are as follows (in thousands):

	Fiscal Years Ended June 30,
	2012	2011	2010
Domestic	$538	$18,707	$1,704
Foreign	163,566	135,923	124,638
	$164,104	$154,630	$126,342

The income tax provision (benefit) by jurisdiction are as follows (in thousands):

	Fiscal Years Ended June 30,
	2012	2011	2010
Current:
Federal	$3,447	$1,519	$40
Foreign	43,108	38,656	37,530
State	1,274	618	796
Total current	47,829	40,793	38,366
Deferred:
Federal	2,637	(48,807)	—
Foreign	(5,318)	(3,987)	(6,195)
State	570	(2,426)	—
Total deferred	(2,111)	(55,220)	(6,195)
Total income tax provision (benefit)	$45,718	$(14,427)	$32,171

Effective Tax Rate Reconciliation

A reconciliation between our effective tax rate on income before income tax provision and the U.S. federal statutory rate is as follows (amounts in thousands):

	Fiscal Years ended June 30,
	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax provision at U.S. statutory rate	$57,436	35.0%	$54,121	35.0%	$44,220	35.0%
(Increase) decrease in provision (benefit) from:
State taxes, net of federal tax benefit	2,115	1.3%	1,192	0.8%	401	0.3%
Foreign tax rate differential	(18,894)	(11.5)%	(14,993)	(9.7)%	(18,772)	(14.9)%
Impact on deferred taxes due to increase (reduction) due to change in tax rate	(675)	(0.4)%	157	0.1%	1,491	1.2%
Change in valuation allowance	(2,157)	(1.3)%	(50,571)	(32.7)%	20,528	16.2%
Withholding taxes	1,822	1.1%	1,223	0.8%	1,498	1.2%
Nondeductible stock-based compensation	2,056	1.3%	1,356	0.9%	646	0.5%
Dividend	—	—%	2,861	1.9%	9,704	7.7%
Foreign tax credits	(691)	(0.4)%	(9,330)	(6.0)%	(28,312)	(22.4)%
Unrecognized tax benefits	4,092	2.5%	437	0.3%	1,314	1.0%
Other	614	0.3%	(880)	(0.7)%	(547)	(0.3)%
Total income tax provision (benefit)	$45,718	27.9%	$(14,427)	(9.3)%	$32,171	25.5%

Deferred Taxes

The significant components of deferred income tax assets and liabilities are as follows (in thousands):

	June 30,
	2012	2011
Deferred income tax assets:
Accrued expenses not currently deductible	$10,468	$9,531
Depreciation and amortization	5,269	3,994
Net operating losses and tax credit carryforwards	23,066	27,018
Intangible assets	9,867	13,443
Foreign tax credits	28,402	29,466
Stock-based compensation	4,475	1,641
Pension	6,771	4,329
Other	5,053	4,426
	93,371	93,848
Less: Valuation allowances	(21,922)	(23,697)
Deferred income tax assets, net	71,449	70,151
Deferred income tax liabilities:
Intangible assets	32,752	37,030
Other	8,017	6,132
Deferred income tax liabilities	40,769	43,162
Net deferred income tax assets (liabilities)	$30,680	$26,989

Net Operating Losses, Tax Credit Carryforwards and Valuation Allowances

As of June 30, 2012, we have $17.8 million of state net operating loss carryforwards that will begin to expire in 2012, and $83.9 million foreign net operating loss carryforwards that will begin to expire in 2013. We also have $2.3 million of U.S. federal and $2.9 million of state research and development tax credit carryforwards that will begin to expire in 2026, and $35.4 million of foreign tax credit carryforwards that will begin to expire in 2016.

Of the $35.4 million of foreign tax credit carryforwards, $5.0 million are excluded from the deferred income tax assets and liabilities as those amounts relate to excess tax benefits of stock based compensation deductions for which a tax benefit has not yet been realized, as described further below. In addition, there are $0.3 million of U.S. federal and $0.3 million of state credit carryforwards which are excluded from deferred income tax assets and liabilities as those amounts also relate to excess tax benefits on stock-based compensation deductions for which a tax benefit has not yet been realized, as described further below. Utilization of our state net operating losses and U.S. federal and state tax credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

We have not recorded excess tax benefits of $5.7 million as of June 30, 2012 from excess stock-based compensation deductions for which a benefit has not yet been realized. Excess tax benefits represent stock compensation deductions in excess of expenses recognized for financial reporting purposes and are realized when they reduce taxes payable, as determined using a “with and without” method. During fiscal year 2012, we realized excess tax benefits of $0.5 million, which were reported in common shares in the accompanying consolidated balance sheet.

We have recorded valuation allowances for deferred tax assets of $21.9 million and $23.7 million at June 30, 2012 and 2011, respectively. We released $55.2 million of the $55.8 million valuation allowance on our U.S. net deferred tax assets during fiscal year 2011. The release of the valuation allowance on our U.S. net deferred tax assets was the result of our recent sustained history of operating profitability and management’s determination about the future realization of the net deferred tax assets. We exercise significant judgment relating to the projection of future taxable income to determine the recoverability of any tax assets. If judgments regarding recoverability of deferred tax assets change in future periods, we could be required to record valuation allowances against deferred tax assets in future periods. Based on the weight of all available positive and negative evidence, we believe it is more-likely-than-not that that we will be able to realize our U.S. deferred tax assets prior to expiration.

On December 17, 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (the “Act”) was signed and enacted into law. The Act extends the research credit and certain international tax laws through

December 31, 2011. As a result, we have recorded a benefit for federal research and development tax credits earned through expiration of the Act December 31, 2011. We are in the process of evaluating the impact of several recently enacted international tax laws which could impact our future effective tax rate. Our income tax provision at June 30, 2012 reflects the immediate impact, if any, of the enactment of these laws.

In February 2009, the California 2009-2010 budget legislation was signed into law. One of the major components of this legislation was our ability to elect an alternative apportionment methodology beginning in fiscal year 2012 which results in an expected reduction to current state income tax expense for current and future tax years.

Unremitted Earnings

We consider the undistributed earnings of our foreign subsidiaries as of June 30, 2012 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. Our undistributed earnings in significant jurisdictions were approximately $556.7 million as of June 30, 2012. If we distributed those earnings in the form of dividends or otherwise, we could be subject to both U.S. income taxes and withholding taxes payable to various foreign countries. It is currently not practicable to compute the residual taxes due on such earnings.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows (in thousands):

	Fiscal Years Ended June 30,
	2012	2011	2010
Gross unrecognized tax benefits balance at beginning of period	$6,218	$5,611	$7,821
Increase related to prior year tax positions	1,588	174	78
Decrease related to prior year tax positions	—	(319)	(1,388)
Increase related to current year tax positions	1,981	1,466	1,384
Decrease related to settlements	—	—	(2,284)
Decrease related to lapse of statute of limitations	(188)	(714)	—
Gross unrecognized tax benefits balance at end of period	$9,599	$6,218	5,611

Of the unrecognized tax benefits reflected above, the amounts that, if recognized, would impact the effective tax rate were $9.9 million, $5.5 million and $5.6 million for fiscal years 2012, 2011 and 2010, respectively. The amount of unrecognized tax benefits expected to be recognized in the next twelve months is not significant.

We recognize accrued interest and penalties, if incurred, related to unrecognized tax benefits as a component of income tax expense. We had approximately $1.2 million, $0.6 million and $0.3 million of accrued interest expense and penalties related to unrecognized tax benefits for fiscal years 2012, 2011 and 2010, respectively.

We file U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions and, as such, are subject to examination in various jurisdictions. The material jurisdictions that are subject to examination by tax authorities primarily include the United States, Canada, France, Germany, Spain, Switzerland and the United Kingdom, covering tax years 2005 through 2012.

Pursuant to the terms of the acquisition agreements, the sellers in our business combinations have indemnified us for all tax liabilities related to the pre-acquisition periods. We are liable for any tax assessments for the post-acquisition periods for our U.S. and foreign jurisdictions.

15.	Contractual Commitments and Contingencies

Leases and Other Contractual Commitments

We lease office space and equipment under various operating and capital leases. Additionally, we have contractual obligations under software license agreements and other purchase commitments. Total expense incurred under these agreements was approximately $13.4 million, $14.2 million and $16.4 million for the fiscal years 2012, 2011 and 2010, respectively. Sublease income recognized for fiscal years 2012, 2011 and 2010 was $0.0 million, $0.7 million and $1.3 million, respectively. Obligations under capital leases totaled $0.9 million and $3.3 million at June 30, 2012 and 2011, respectively.

Future minimum contractual commitments at June 30, 2012 are as follows (in thousands):

2013	$11,357
2014	8,105
2015	5,455
2016	3,508
2017	2,987
Thereafter	2,114
Total	$33,526

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

Guarantees

We have irrevocably and unconditionally guaranteed the Senior Notes (Note 10). Additionally, in the normal course of business, we enter into contracts in which we makes representations and warranties that guarantee the performance of our products and services. Losses related to such guarantees were not significant during any of the periods presented.

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

Our chief operating decision maker is our Chief Executive Officer. We evaluate the performance of our reportable segments based on revenues, income before provision for income taxes and adjusted EBITDA, a non-GAAP financial measure that represents GAAP net income excluding interest expense, provision for income taxes, depreciation and amortization, stock-

based compensation expense, restructuring charges, asset impairments and other costs associated with exit and disposal activities, acquisition and related costs, litigation related expenses and other (income) expense, net. We do not allocate certain costs to reportable segments, including costs related to our financing activities, business development and oversight, and tax, audit and other professional fees, to our reportable segments. Instead, we manage these costs at the Corporate level.

(in thousands)	EMEA	Americas	Corporate	Total
Fiscal Year Ended June 30, 2012
Revenues	$464,395	$325,812	$—	$790,207
Income (loss) before provision for income taxes	163,959	117,633	(117,488)	164,104
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	51,716	51,685	109	103,510
Interest expense	715	15	52,863	53,593
Other expense, net	94	454	1,117	1,665
Total assets at end of period	1,150,287	738,725	262,804	2,151,816
Capital expenditures	20,541	9,149	—	29,690
Fiscal Year Ended June 30, 2011
Revenues	$453,065	$231,632	$—	$684,697
Income (loss) before provision for income taxes	148,140	95,524	(89,034)	154,630
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	56,892	26,196	—	83,088
Interest expense	1,485	37	29,580	31,102
Other (income) expense—net	5,754	(1,125)	3,186	7,815
Total assets at end of period	1,207,539	796,750	164,846	2,169,135
Capital expenditures	11,262	8,213	—	19,475
Fiscal Year Ended June 30, 2010
Revenues	$420,753	$210,595	$—	$631,348
Income (loss) before provision for income taxes	131,863	61,626	(67,147)	126,342
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	60,337	28,641	—	88,978
Interest expense	1,498	277	31,007	32,782
Other (income) expense—net	1,968	(118)	2,114	3,964
Total assets at end of period	1,054,573	261,659	40,421	1,356,653
Capital expenditures	12,990	9,554	—	22,544

Geographic Information

Geographic revenue information is based on the location of the customer. No single country other than the United States, the United Kingdom, and Germany accounted for 10% or more of our consolidated revenue and/or property and equipment.

(in thousands)	Europe *	United States	United Kingdom	Germany	All Other	Total
Revenues:
Fiscal Year Ended June 30, 2012	$266,634	$236,239	$98,673	$84,832	$103,829	$790,207
Fiscal Year Ended June 30, 2011	257,813	147,351	100,620	81,500	97,413	684,697
Fiscal Year Ended June 30, 2010	240,256	140,607	95,178	73,854	81,453	631,348
Property and equipment, net:
At June 30, 2012	17,392	14,905	16,608	4,570	5,058	58,533
At June 30, 2011	17,156	17,637	18,528	7,334	3,830	64,485

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

In November 2011, our Board of Directors approved a share repurchase program for up to a total of $180.0 million of our common stock through November 10, 2013. Share repurchases are made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. The repurchase program does not require us to purchase any specific number or amount of shares, and the timing and amount of such purchases will be determined by management based upon market conditions and other factors. In addition, the program may be amended or terminated at the discretion of our Board of Directors. Through June 30, 2012, we have repurchased approximately 2.2 million shares for $103.5 million.

18.	Subsequent Event

On July 19, 2012, we established a committed incremental revolving credit facility of $85.0 million with a group of banks. The revolving credit facility will mature on May 16, 2017.

On August 6, 2012, in order to reduce our exposure to interest rate volatility associated with our USD and Euro denominated term loans, we entered into two pay fixed / receive floating interest rate swaps with notional amounts of $80.0 million and €64.5 million, respectively. The maturity date of both swaps is May 16, 2017 which coincides with the maturity of our USD and Euro denominated term loans and bear an interest rate of .8225% plus a 3.0% margin for the US dollar denominated swap and .7550% plus a 3.0% margin for the Euro denominated swap. Both swaps will become effective as of September 15, 2012.

On August 17, 2012, we acquired 100% of the outstanding shares of License Monitor, Inc. (“LMI”), a provider of sophisticated driver violation monitoring solutions that enable operators of government and commercial vehicle fleets to quickly ascertain driver violation activity and license status changes, thereby enabling the operator to manage and mitigate risk on a real-time basis.

On August 23, 2012, we announced that our Board of Directors approved the payment of a cash dividend of $0.125 per share of outstanding common stock and per outstanding restricted stock unit. Our Board of Directors also approved a quarterly stock dividend equivalent of $0.125 per outstanding restricted stock unit granted to certain of our executive officers during fiscal years 2011 and 2012 in lieu of the cash dividend, which dividend equivalent will be paid to the restricted stock unit holders as the restricted stock unit vests. The dividends are payable on September 18, 2012 to stockholders and restricted stock unit holders of record at the close of business on September 6, 2012. Any determination to pay dividends in future periods will be at the discretion of our Board of Directors.

19.	Quarterly Financial Results (Unaudited)

Summarized unaudited quarterly results of operations for the fiscal years ended June 30, 2012 and 2011 are as follows (amounts in thousands, except per share data):

Fiscal Year Ended June 30, 2012 (1)(2)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$198,693	$195,141	$197,997	$198,376
Cost of revenues (excluding depreciation and amortization)	62,663	59,892	62,234	60,888
Net income attributable to Solera Holdings, Inc.	31,239	28,224	26,725	20,800
Net income attributable to Solera Holdings Inc. per common share:
Basic	$0.44	$0.40	$0.38	$0.30
Diluted	$0.44	$0.39	$0.38	$0.30
Fiscal Year Ended June 30, 2011 (1)(3)(4)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$158,908	$168,160	$175,545	$182,084
Cost of revenues (excluding depreciation and amortization)	46,653	50,944	50,474	55,510
Net income attributable to Solera Holdings, Inc.	29,124	30,919	80,093	17,241
Net income attributable to Solera Holdings Inc. per common share:
Basic	$0.41	$0.44	$1.13	$0.24
Diluted	$0.41	$0.44	$1.13	$0.24

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

(2)
The results of operations of See Progress, Inc., K&S Beheer B.V., Sinexia Tecnologica Corporacion, and, through a series of three transactions, Actual Systems, acquired in fiscal year 2012, are included from the respective dates of the acquisitions, which are not the first day of the applicable fiscal year.

(3)
The results of operations of Explore and New Era Software, LLC, acquired in fiscal year 2011, are included from the respective dates of the acquisitions, which are not the first day of the applicable fiscal year.

(4)	In the third quarter of fiscal year 2011, we released $50.7 million of the valuation allowance on our U.S net deferred tax assets.

SOLERA HOLDINGS, INC.
Schedule II—Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Period	Net Additions Charged (Credited) to Expense	Deductions (1)	Other (2)	Balance at End of Period
Allowance for doubtful accounts:
Year Ended June 30, 2012	$2,769	$2,278	$(3,062)	371	$2,356
Year Ended June 30, 2011	$2,071	$2,122	$(2,054)	630	$2,769
Year Ended June 30, 2010	$2,344	$1,278	$(1,943)	392	$2,071

(1)	Deductions for allowance for doubtful accounts primarily consists of accounts receivable written-off, net of recoveries.

(2)	Represents balances acquired in connection with business combinations.

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to Solera Holdings, Inc.’s Form S-1/A filed with the SEC on May 9, 2007).

3.2*	Amended and Restated By-laws of the Registrant (filed as Exhibit 3.1 to Solera Holdings, Inc.’s Form 8-K filed with the SEC on November 18, 2008).

4.1*	Specimen Common Stock Certificate (filed as Exhibit 4.1 to Solera Holdings, Inc.’s Form S-1/A filed with the SEC on May 9, 2007).

4.2*	Form of 6.75% Senior Note due 2018 (included as Exhibit A to Exhibit 4.2).

4.3*
Indenture, dated as of April 13, 2012, among Audatex North America, Inc., Solera Holdings, Inc., the other guarantors named therein and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Solera Holdings, Inc.’s Form 8-K filed with the SEC on April 16, 2012).

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

10.10*#	Solera Holdings, Inc. 2008 Omnibus Incentive Plan (filed as Appendix A to Solera Holdings, Inc.’s Definitive Proxy Statement filed with the SEC on August 29, 2008).

10.11*
Share Purchase Agreement among RAC plc, HPI Holding Limited and Solera Holdings, Inc. dated December 19, 2008 (filed as Exhibit 10.1 to Solera Holdings, Inc.’s Form 10-Q filed with the SEC on February 9, 2009).

10.12*
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

10.13*#
Employment Agreement between Audatex (Schweiz) GmbH (formerly known as Audatex Holding GmbH) and Renato Giger dated December 11, 2006, as amended (filed as Exhibit 10.17 to Solera Holdings, Inc.’s Form 10-K filed with the SEC on September 2, 2010).

10.14*	Form of restricted stock unit grant agreement, 2008 Omnibus Incentive Plan (filed as Exhibit 10.1 to Solera Holdings, Inc.’s Form 10-Q filed with the SEC on November 4, 2010).

10.15*	Form of stock option agreement, 2008 Omnibus Incentive Plan (filed as Exhibit 10.2 to Solera Holdings, Inc.’s Form 10-Q filed with the SEC on November 4, 2010).

10.16*#	Non-employee Director Compensation Program (filed as Exhibit 10.1 to Solera Holdings, Inc.’s Form 10-Q filed with the SEC on February 8, 2011).

10.17*
Purchase Agreement, dated as of April 23, 2011, among Claims Services Group, Inc., Solera Holdings, Inc., HireRight Solutions, Inc. and Altegrity, Inc. (filed as Exhibit 10.20 to Solera Holdings, Inc.’s Form 10-K filed with the SEC on August 26, 2011).

10.18*#	Executive Employment Agreement, dated June 6, 2011, between Solera Holdings, Inc. and Tony Aquila (filed as Exhibit 10.21 to Solera Holdings, Inc.’s Form 10-K filed with the SEC on August 26, 2011).

10.19*#
Performance Share Unit Grant Agreement, dated June 6, 2011, between Solera Holdings, Inc. and Tony Aquila (filed as Exhibit 10.22 to Solera Holdings, Inc.’s Form 10-K filed with the SEC on August 26, 2011).

10.20*#	Form of performance share unit grant agreement, 2008 Omnibus Incentive Plan (filed as Exhibit 99.1 to Solera Holdings, Inc.’s Form 8-K filed with the SEC on September 21, 2011).

10.21*
Amended and Restated First Lien Credit and Guaranty Agreement, dated as of April 13, 2012, among Audatex North America, Inc., the other borrowers and guarantors party thereto, Goldman Sachs Credit Partners L.P., as administrative agent and collateral agent, and JPMorgan Securities, LLC, as lead arranger, syndication agent and documentation agent (filed as Exhibit 10.1 to Solera Holdings, Inc.’s Form 8-K filed with the SEC on April 16, 2012).

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