Form 10-Q
period 2012-09-30
SOLERA HOLDINGS, INC
filed 2012-11-06
CIK 1324245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the issuer’s common stock as of November 2, 2012 was 68,815,307.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SOLERA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	September 30, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$542,910	$508,246
Accounts receivable, net of allowance for doubtful accounts of $2,463 and $2,356 at September 30, 2012 and June 30, 2012, respectively	134,981	129,264
Other receivables	15,466	20,953
Other current assets	23,773	23,015
Deferred income tax assets	5,825	7,709
Total current assets	722,955	689,187
Property and equipment, net	61,146	58,533
Goodwill	1,015,969	999,892
Intangible assets, net	320,761	329,741
Other noncurrent assets	25,795	27,209
Noncurrent deferred income tax assets	60,768	47,254
Total assets	$2,207,394	$2,151,816
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,811	$26,940
Accrued expenses and other current liabilities	141,714	139,276
Income taxes payable	11,421	7,279
Deferred income tax liabilities	1,530	2,216
Current portion of long-term debt	2,902	2,861
Total current liabilities	183,378	178,572
Long-term debt	1,145,828	1,143,012
Other noncurrent liabilities	35,858	32,181
Noncurrent deferred income tax liabilities	26,277	22,067
Total liabilities	1,391,341	1,375,832
Redeemable noncontrolling interests	90,297	88,603
Stockholders’ equity:
Solera Holdings, Inc. stockholders’ equity:
Common shares, $0.01 par value: 150,000 shares authorized; 68,753 and 68,895 issued and outstanding as of September 30, 2012 and June 30, 2012, respectively	587,079	582,693
Retained earnings	160,152	141,814
Accumulated other comprehensive loss	(30,998)	(47,273)
Total Solera Holdings, Inc. stockholders’ equity	716,233	677,234
Noncontrolling interests	9,523	10,147
Total stockholders’ equity	725,756	687,381
Total liabilities and stockholders’ equity	$2,207,394	$2,151,816
See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2012	2011
Revenues	$195,719	$198,693
Cost of revenues:
Operating expenses	42,340	43,618
Systems development and programming costs	17,857	19,045
Total cost of revenues (excluding depreciation and amortization)	60,197	62,663
Selling, general and administrative expenses	50,909	48,421
Depreciation and amortization	24,195	26,008
Restructuring charges, asset impairments, and other costs associated with exit and disposal activities	1,454	198
Acquisition and related costs	3,158	1,356
Interest expense	17,300	12,294
Other expense, net	398	55
	157,611	150,995
Income before provision for income taxes	38,108	47,698
Income tax provision	1,697	13,252
Net income	36,411	34,446
Less: Net income attributable to noncontrolling interests	2,770	3,207
Net income attributable to Solera Holdings, Inc.	$33,641	$31,239
Net income attributable to Solera Holdings, Inc. per common share:
Basic	$0.49	$0.44
Diluted	$0.48	$0.44
Dividends paid per share	$0.125	$0.10
Weighted-average shares used in the calculation of net income attributable to Solera Holdings, Inc. per common share:
Basic	68,890	70,837
Diluted	69,094	71,250

See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2012	2011
Net income	$36,411	$34,446
Other comprehensive income (loss):
Foreign currency translation adjustments	18,721	(41,240)
Unrealized losses on derivative financial instruments, net of tax	(44)	—
Total other comprehensive income (loss)	18,677	(41,240)
Total comprehensive income (loss)	55,088	(6,794)
Comprehensive income (loss) attributable to noncontrolling interests	5,172	(3,248)
Comprehensive income (loss) attributable to Solera Holdings, Inc.	$49,916	$(3,546)

See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$36,411	$34,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,195	26,008
Provision for doubtful accounts	563	764
Stock-based compensation	4,024	3,606
Deferred income taxes	(8,580)	(211)
Gain on derivative financial instruments	3,492	—
Other	19	71
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Increase in accounts receivable	(3,254)	(1,876)
Increase in other assets	6,643	4,331
Decrease in accounts payable	(530)	(6,171)
Increase (decrease) in accrued expenses and other liabilities	5,236	(10,765)
Net cash provided by operating activities	68,219	50,203
Cash flows from investing activities:
Capital expenditures	(8,839)	(9,567)
Acquisitions and capitalization of intangible assets	(713)	(347)
Proceeds from sale of property and equipment	—	1,104
Acquisitions of and investments in businesses, net of cash acquired	(6,623)	(8,749)
(Increase) decrease in restricted cash	(553)	917
Net cash used in investing activities	(16,728)	(16,642)
Cash flows from financing activities:
Payments of debt issuance costs	(554)	(254)
Payment of contingent purchase consideration	(125)	—
Principal payments on financed asset acquisitions	(305)	(580)
Repayments of long-term debt	(715)	(1,570)
Cash dividends paid on common shares and participating securities	(8,682)	(7,127)
Cash dividends paid to noncontrolling interests	(2,360)	—
Cash paid to repurchase common stock	(8,511)	—
Proceeds from stock purchase plan and exercise of stock options	489	535
Net cash used in financing activities	(20,763)	(8,996)
Effect of foreign currency exchange rate changes on cash and cash equivalents	3,936	(17,581)
Net change in cash and cash equivalents	34,664	6,984
Cash and cash equivalents, beginning of period	508,246	371,101
Cash and cash equivalents, end of period	$542,910	$378,085
Supplemental cash flow information:
Cash paid for interest	$2,799	$3,990
Cash paid for income taxes	$5,301	$7,714
Supplemental disclosure of non-cash investing and financing activities:
Capital assets financed	$258	$415
Accrued contingent purchase consideration	$—	$1,712
Receivable for proceeds from sale of shares of majority-owned subsidiary	$—	$2,139

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

Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), and therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated financial statements for the periods presented reflect all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the fiscal year ended June 30, 2012, included in our Annual Report on Form 10-K filed with the SEC on August 29, 2012. Our operating results for the three month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for any future periods.

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

Recently Adopted Accounting Pronouncements

In June 2011, the FASB issued ASU Topic No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, which updates the presentation requirements related to comprehensive income. The update is effective for annual periods beginning after December 15, 2011, other than the provisions for which adoption was deferred indefinitely in accordance with ASU Topic No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of

Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, issued in December 2011. We adopted ASU Topic No. 2011-05 during the quarter ended September 30, 2012 and elected to present the total of comprehensive income, the components of net income, and the components of other comprehensive income as two separate but consecutive statements.

New Accounting Pronouncements Not Yet Adopted

In September 2011, the FASB issued ASU Topic No. 2011-08, Testing Goodwill for Impairment, which amends current guidance on testing goodwill for impairment to provide entities with the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If it is determined that the fair value of the reporting unit is more likely than not less than the carrying amount based on qualitative factors, the two-step impairment test would be required. ASU Topic No. 2011-08 is effective for our fiscal year 2013 annual goodwill impairment assessment.

In July 2012, the FASB issued ASU Topic No. 2012-02, Intangibles-Goodwill and Other (Topic 350), which amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment to provide entities with the option of performing a qualitative assessment before calculating the fair value of the asset. If it is determined that the fair value of the asset is more likely than not less than the carrying amount based on qualitative factors, the two-step impairment test would be required. ASU Topic No. 2012-02 is effective for our fiscal year 2014, although early adoption is permitted.

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

The computation of basic and diluted net income attributable to Solera Holdings, Inc. per common share using the two-class method is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,
	2012	2011
Basic net income attributable to Solera Holdings, Inc. per common share:
Net income attributable to Solera Holdings, Inc.	$33,641	$31,239
Less: Dividends paid and undistributed earnings allocated to participating securities	(154)	(133)
Net income attributable to common shares – basic	$33,487	$31,106
Weighted-average number of common shares	68,890	70,838
Less: Weighted-average common shares subject to repurchase	—	(1)
Weighted-average number of common shares used to compute basic net income attributable to Solera Holdings, Inc. per common share	68,890	70,837
Basic net income attributable to Solera Holdings, Inc. per common share	$0.49	$0.44
Diluted net income attributable to Solera Holdings, Inc. per common share:
Net income attributable to Solera Holdings, Inc.	$33,641	$31,239
Less: Dividends paid and undistributed earnings allocated to participating securities	(154)	(133)
Net income attributable to common shares – diluted	$33,487	$31,106

Weighted-average number of common shares used to compute basic net income attributable to Solera Holdings, Inc. per common share	68,890	70,837
Dilutive effect of options to purchase common stock, restricted stock units and performance share units	204	413
Weighted-average number of common shares used to compute diluted net income attributable to Solera Holdings, Inc. per common share	69,094	71,250
Diluted net income attributable to Solera Holdings, Inc. per common share	$0.48	$0.44

The following securities that could potentially dilute earnings per share in the future are not included in the determination of diluted net income attributable to Solera Holdings, Inc. per common share (in thousands):

	Three Months Ended September 30,
	2012	2011
Antidilutive options to purchase common stock and restricted stock units	313	63

3.	Contingent Purchase Consideration

In connection with our business combinations, we may be required to make contingent cash payments through fiscal year 2016 subject to the achievement of certain financial performance, product-related, integration and other objectives. At September 30, 2012, the maximum aggregate amount of remaining contingent cash payments to be paid is $25.9 million, of which $5.9 million was accrued at the acquisition date and included in the purchase price, and the remaining $20.0 million will be charged to acquisition and related costs in the statement of income as earned.

4.	Goodwill and Intangible Assets

Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30, 2012			June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortized intangible assets:
Internally developed software	$23,027	$(11,246)	$11,781	$21,992	$(10,108)	$11,884
Purchased customer relationships	299,208	(158,258)	140,950	292,733	(149,423)	143,310
Purchased trade names and trademarks	34,290	(23,320)	10,970	33,910	(22,049)	11,861
Purchased software and database technology	414,987	(292,575)	122,412	407,907	(279,398)	128,509
Other	5,544	(3,918)	1,626	5,544	(3,454)	2,090
	$777,056	$(489,317)	$287,739	$762,086	$(464,432)	$297,654
Intangible assets not subject to amortization:
Purchased trade names and trademarks with indefinite lives	33,022	—	33,022	32,087	—	32,087
	$810,078	$(489,317)	$320,761	$794,173	$(464,432)	$329,741

Goodwill

The following table summarizes the activity in goodwill for the three months ended September 30, 2012 (in thousands):

	Balance at Beginning of Period	Current year Acquisitions	Other	Foreign Currency Translation Effect	Balance at End of Period
EMEA	$546,782	$—	$—	$13,797	$560,579
Americas	453,110	1,678	5	597	455,390
Total	$999,892	$1,678	$5	$14,394	$1,015,969

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

The following table summarizes the activity in the liabilities associated with our restructuring initiatives and other exit and disposal activities for the three months ended September 30, 2012 (in thousands):

	Employee Termination Benefits	Leases	Other	Total
Balance at June 30, 2012	$5,757	$2,888	$—	$8,645
Restructuring charges	1,292	60	102	1,454
Cash payments	(2,287)	(989)	(102)	(3,378)
Other	—	24	—	24
Effect of foreign exchange	102	—	—	102
Balance at September 30, 2012	$4,864	$1,983	$—	$6,847

In prior fiscal years, we initiated restructuring plans in our EMEA, Americas and Corporate segments (the “Prior Restructuring Plans”). Under the Prior Restructuring Plans, as of September 30, 2012, we have a remaining liability for employee termination benefits of $4.5 million, which we will pay through fiscal year 2013, and a remaining lease-related restructuring liability of $2.0 million, which we will pay through January 2013.

The following table summarizes restructuring charges, asset impairments and other costs associated with exit and disposal activities for the periods indicated (in thousands):

	Other Restructuring Plans	Prior Restructuring Plans	Total
Three Months Ended September 30, 2012
Employee termination benefits	$1,310	$(18)	$1,292
Leases	—	60	60
Other	11	91	102
Total restructuring charges, asset impairments, and other costs associated with exit and disposal activities	$1,321	$133	$1,454
Three Months Ended September 30, 2011
Employee termination benefits	$—	$129	$129
Leases	—	30	30
Other	—	39	39
Total restructuring charges, asset impairments, and other costs associated with exit and disposal activities	$—	$198	$198

6.	Stockholders’ Equity and Redeemable Noncontrolling Interests

The following table summarizes the activity in stockholders’ equity and redeemable noncontrolling interests for the periods indicated (in thousands):

	Stockholders’ Equity Attributable to Solera Holdings, Inc.
	Common Shares
	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Solera Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at June 30, 2012	68,895	$582,693	$141,814	$(47,273)	$677,234	$10,147	$687,381	$88,603
Net income	—	—	33,641	—	33,641	1,103	34,744	1,667
Other comprehensive income	—	—	—	16,275	16,275	633	16,908	1,769
Stock-based compensation	—	4,024	—	—	4,024	—	4,024	—
Purchases of Solera Holdings, Inc. common shares(1)	(200)	(1,679)	(6,832)	—	(8,511)	—	(8,511)	—
Issuance of common shares under stock award plans, net	58	510	—	—	510	—	510	—
Dividends paid on common stock and participating securities	—	—	(8,682)	—	(8,682)	—	(8,682)	—
Dividends paid to noncontrolling owners	—	—	—	—	—	(2,360)	(2,360)	—
Revaluation of and additions to noncontrolling interests	—	1,531	211	—	1,742	—	1,742	(1,742)
Balance at September 30, 2012	68,753	$587,079	$160,152	$(30,998)	$716,233	$9,523	$725,756	$90,297

	Stockholders’ Equity Attributable to Solera Holdings, Inc.
	Common Shares
	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Solera Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at June 30, 2011	70,795	$587,265	$151,366	$36,413	$775,044	$10,065	$785,109	$94,841
Net income	—	—	31,239	—	31,239	1,285	32,524	1,922
Other comprehensive loss	—	—	—	(34,785)	(34,785)	(673)	(35,458)	(5,782)
Stock-based compensation	—	3,606	—	—	3,606	—	3,606	—
Issuance of common shares under stock award plans, net	66	675	—	—	675	—	675	—
Dividends paid on common stock and participating securities	—	—	(7,127)	—	(7,127)	—	(7,127)	—
Sale of shares of majority-owned subsidiary(2)	—	2,037	—	—	2,037	102	2,139	—
Revaluation of and additions to noncontrolling interests	—	1,374	(1,149)	—	225	—	225	(225)
Balance at September 30, 2011	70,861	594,957	174,329	1,628	770,914	10,779	781,693	90,756

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

In November 2011, our Board of Directors approved a share repurchase program for up to a total of $180 million of our common stock through November 10, 2013. Share repurchases are made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. The repurchase program does not require us to purchase any specific number or amount of shares, and the timing and amount of such purchases will be determined by management based upon market conditions and other factors. In addition, the program may be amended or terminated at the discretion of our Board of Directors. During three months ended September 30, 2012, we purchased 0.2 million shares for $8.5 million. Through September 30, 2012, we have repurchased approximately 2.4 million shares for $112.0 million under the share repurchase program.

8.	Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements Using:
	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value at September 30, 2012:
Cash and cash equivalents	$542,910	$542,910	$—	$—
Restricted cash (1)	3,993	3,993	—	—
Derivative financial instruments classified as assets (2)	151	—	151	—
Derivative financial instruments classified as liabilities (3)	1,408	—	1,408	—
Accrued contingent purchase consideration (4)	4,816	—	—	4,816
Redeemable noncontrolling interests (5)	75,780	—	—	75,780
Fair value at June 30, 2012:
Cash and cash equivalents	$508,246	$508,246	$—	$—
Restricted cash (1)	2,548	2,548	—	—
Derivative financial instruments classified as assets (2)	2,197	—	2,197	—
Accrued contingent purchase consideration (4)	4,941	—	—	4,941
Redeemable noncontrolling interests (5)	74,118	—	—	74,118

(1)
Included in other current assets and other noncurrent assets in the accompanying consolidated balance sheets. The restricted cash primarily relates to funds held in escrow for the benefit of customers and the sellers of acquired businesses, and facility lease deposits.

(2)	Included in other noncurrent assets in the accompanying consolidated balance sheet.

(3)	Included in other noncurrent liabilities in the accompanying consolidated balance sheet.

(4)	Included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet.

(5)	Does not include the redeemable noncontrolling interest of AUTOonline, which is not measured at fair value on a recurring basis.

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

Accrued contingent purchase consideration. We accrue contingent future cash payments related to business combinations at fair value as of the acquisition date and re-assess the fair value measurement at each reporting date. Fair value is determined by estimating the weighted probabilities of potential future payments that would be earned upon achievement by the acquired business of certain financial performance, product-related, integration and other objectives. We estimate such probabilities using information as of the reporting date, including recent financial performance of the acquired businesses (Level 3 inputs).

The net decrease in accrued contingent purchase consideration during the three months ended September 30, 2012 was primarily due to payments of previously accrued contingent purchase consideration.

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

At September 30, 2012 and June 30, 2012, we estimated the fair value of the redeemable noncontrolling interest in one of our majority-owned subsidiaries based on recent stock transactions with the noncontrolling stockholders, a Level 2 input, and a discounted cash flow model, a Level 3 input.

The significant unobservable inputs in the valuation of redeemable noncontrolling interests include a discount rate and long-term growth rates.

The discount rate used in the determination of the estimated fair value of the redeemable noncontrolling interests as of September 30, 2012 using the income approach ranged between 13.5% and 14.9%, with a weighted average discount rate of 13.6%, reflecting a market participant's perspective as a noncontrolling shareholder in a privately-held subsidiary. The long-term growth rate used in the determination of the estimated fair value of the redeemable noncontrolling interests as of September 30, 2012 using the income approach ranged between 2.0% and 4.0%, with a weighted average long-term growth rate of 3.8%.

The following table summarizes the activity in redeemable noncontrolling interests which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

	Three Months Ended September 30,
	2012	2011
Balance at beginning of period	$74,118	$71,641
Net income attributable to redeemable noncontrolling interests	1,467	1,441
Change in fair value	(1,530)	(1,374)
Effect of foreign exchange	1,725	(4,014)
Balance at end of period	$75,780	$67,694

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

No assets or liabilities were required to be measured at fair value on a nonrecurring basis during the three months ended September 30, 2012.

Fair Value of Other Financial Instruments

The carrying amounts of certain of our financial instruments, including accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short-term nature. The carrying value of our senior secured credit facility approximates fair value due to the facility’s variable interest rate. Based on the original issue price of the Senior Notes that we issued in April 2012, we believe that the fair value of the Senior Notes is approximately $873.1 million as compared to the carrying value at September 30, 2012 of $850.0 million.

9.	Derivative Financial Instruments

In the normal course of business, we are exposed to variability in interest rates and foreign currency exchange rates. We use derivatives to mitigate risks associated with this variability. We do not use derivatives for speculative purposes.

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

These cross-currency swaps were designated, at inception, as cash flow hedges of the intercompany loans and we evaluate the swaps for effectiveness quarterly. We report the effective portion of the gain or loss on these hedges as a component of accumulated other comprehensive income (loss) in stockholders' equity and reclassify these gains or losses into earnings when the hedged transaction affects earnings. Accordingly, any foreign exchange gain or loss recognized in our consolidated statements of income resulting from the periodic re-measurement of the intercompany loans into U.S. dollars is mitigated by an offsetting gain or loss, as the case may be, resulting from the change in the fair value of the swaps. To date, there has been no hedge ineffectiveness.

In order to reduce our exposure to interest rate volatility associated with our USD and Euro denominated term loans, in August 2012, we entered into two pay fixed / receive floating interest rate swaps with notional amounts of $80.0 million and €64.5 million, respectively. The maturity date of both swaps is May 16, 2017 which coincides with the maturity of our USD and Euro denominated term loans, and the swaps bear an interest rate of 0.8225% plus a 3.0% margin for the US dollar denominated swap and 0.7550% plus a 3.0% margin for the Euro denominated swap.

We designated and documented these interest rate swaps at their inception as cash flow hedges of our outstanding term loans under the Amended and Restated First Lien Credit and Guaranty Agreement and we evaluate the swaps for effectiveness quarterly. We report the effective portion of the gain or loss on these hedges as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassify these gains or losses into earnings when the hedged transaction affects earnings. We recognize the ineffective portion of these cash flow hedges in interest expense. To date, hedge ineffectiveness has been insignificant.

We determined the estimated fair value of our derivatives using an income approach and standard valuation techniques that utilize market-based observable inputs including spot and forward interest and foreign currency exchange rates, volatilities and interest rate curves at observable intervals. Our estimate of fair value also considers the risk that the swap contracts will not be fulfilled.

The following table summarizes the fair value of our derivative financial instruments, which are included in other noncurrent assets and other noncurrent liabilities in the accompanying condensed consolidated balance sheets (in thousands):

	September 30, 2012	June 30, 2012
Derivative financial instruments classified as assets
Cross-currency swaps	$151	$2,197

Derivative financial instruments classified as liabilities
U.S. dollar interest rate swaps	$801	$—
Euro interest rate swaps	607	—
Total	$1,408	$—

The following table summarizes the effect of our derivative financial instruments, designated as cash flow hedges, on the consolidated statements of income and accumulated other comprehensive income (loss) (“AOCI”) for the three months ended September 30, 2012 (in thousands). No derivative instruments were outstanding during the three months ended September 30, 2011.

Derivative Financial Instruments	Loss Recognized in AOCI on Derivatives (1)	Location of Loss Reclassified from AOCI into Income (1)	Loss Reclassified from AOCI into Income (1)	Location of Loss Recognized in Income on Derivatives (2)	Loss Recognized in Income on Derivatives (2)
Three Months Ended September 30, 2012:
Cross-currency swaps	$(1,830)	Interest Expense	$(24)	N/A	$—
		Other Expense, net	(3,074)	N/A	—
U.S. dollar interest rate swaps	(812)	Interest Expense	(16)	Interest Expense	(6,402)
Euro interest rate swaps	(625)	Interest Expense	(19)	Interest Expense	(675)
Total	$(3,267)		$(3,133)		$(7,077)

(1)	Effective portion.

(2)	Ineffective portion and amount excluded from effectiveness testing.

10.	Share-Based Compensation

Share-Based Award Activity

The following table summarizes restricted stock unit and performance share unit activity during the three months ended September 30, 2012:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Nonvested at June 30, 2012	471	$52.24
Granted	125	$39.50
Vested	(72)	$48.81
Forfeited	(20)	$40.22
Nonvested at September 30, 2012	504	$50.04

The following table summarizes stock option activity during the three months ended September 30, 2012:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2012	1,906	$40.59
Granted	680	$41.55
Exercised	(19)	$23.29
Canceled	(11)	$42.61
Outstanding at September 30, 2012	2,556	$40.92	5.6	$15,056
Exercisable at September 30, 2012	1,022	$34.89	4.9	$11,222

Of the stock options outstanding at September 30, 2012, approximately 2.4 million are vested or expected to vest.

Cash received from the exercise of stock options was $0.4 million during the three months ended September 30, 2012. The intrinsic value of stock options exercised during the three months ended September 30, 2012 and 2011 totaled $0.4 million and $0.7 million, respectively.

Valuation of Share-Based Awards

We utilized the Black-Scholes option pricing model for estimating the grant date fair value of stock options with the following assumptions:

	Risk-Free Interest Rate	Expected Term (in years)	Weighted Average Expected Stock Price Volatility	Expected Dividend Yield	Weighted Average Per Share Grant Date Fair Value
Three Months Ended September 30, 2012	0.6%	4.6	33%	1.2%	$10.54
Three Months Ended September 30, 2011	1.1%	4.6	33%	0.7%	$16.15

We based the risk-free interest rates on the implied yield available on U.S. Treasury constant maturities in effect at the time of the grant with remaining terms equivalent to the respective expected terms of the options. Because we have a limited history of stock option exercises, we calculated the expected award life as the average of the contractual term and the vesting period. We determined the expected volatility based on a combination of implied market volatilities, our historical stock price volatility and other factors. The dividend yield is based on our quarterly dividend of $0.125 and $0.10 per share declared and paid during the three months ended September 30, 2012 and 2011, respectively.

The weighted average grant date fair value of restricted stock units and performance share units granted during the three months ended September 30, 2012 and 2011, excluding performance share units that are earned based on our relative total stockholder return (“TSR”), was $39.50 and $57.77, respectively, determined based on the market price of our common stock on the date of grant, which approximates the intrinsic value.

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

Share-Based Compensation Expense

Share-based compensation expense, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income, was $4.0 million and $3.6 million for the three months ended September 30, 2012 and 2011, respectively. At September 30, 2012, the estimated total remaining unamortized share-based compensation expense, net of forfeitures, was $43.3 million, which we expect to recognize over a weighted-average period of 3.0 years.

11.	Defined Benefit Pension Plans

Our foreign subsidiaries sponsor various defined benefit pension plans and individual defined benefit arrangements covering certain eligible employees. We base the benefits under these pension plans on years of service and compensation levels. Funding is limited to statutory requirements.

The components of net pension expense were as follows for the periods indicated (in thousands):

	Three Months Ended September 30,
	2012	2011
Service cost — benefits earned during the period	$975	$1,064
Interest cost on projected benefits	807	964
Expected return on plan assets	(608)	(678)
Amortization of gain	100	25
Net pension expense	$1,274	$1,375

12.	Provision For Income Taxes

We recorded an income tax provision of $1.7 million and $13.3 million for the three months ended September 30, 2012 and 2011, respectively. The expected tax provision derived from applying the U.S. federal statutory rate to our pre-tax income for the three months ended September 30, 2012 differed from our recorded income tax provision primarily due to an enacted tax law change that will allow for the realization of tax benefits for certain foreign net operating loss carryforwards, and higher earnings in jurisdictions with lower income tax rates which are indefinitely reinvested. This was partially offset by the impact of the expiration of the look through rule for related controlled foreign corporations and certain discrete tax charges for the quarter.

Gross unrecognized tax benefits as of September 30, 2012 and June 30, 2012 were $11.0 million and $9.6 million, respectively. No significant interest and penalties have been accrued during the three months ended September 30, 2012. While there is no assurance to the outcome, we believe it is reasonably possible within the next 12 months to recognize between $1.0 million to $4.0 million of tax benefit due to a favorable resolution associated with a disputed foreign tax ruling previously received by the Company.

Pursuant to the terms of the acquisition agreements, the sellers in our business combinations have indemnified us for all tax liabilities related to the pre-acquisition periods. We are liable for any tax assessments for the post-acquisition periods for our U.S. and foreign jurisdictions.

13.	Segment and Geographic Information

We have aggregated our operating segments into two reportable segments: EMEA and Americas. Our EMEA reportable segment encompasses our operations in Europe, the Middle East, Africa, Asia and Australia. Our Americas reportable segment encompasses our operations in North, Central and South America.

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

(in thousands)	EMEA	Americas	Corporate	Total
Three Months Ended September 30, 2012
Revenues	$110,092	$85,627	$—	$195,719
Income before provision for income taxes	40,696	31,201	(33,789)	38,108
Significant items included in income before provision for income taxes:
Depreciation and amortization	11,274	12,845	76	24,195
Interest expense	3	—	17,297	17,300
Capital expenditures	2,569	6,270	—	8,839
Total Assets September 30, 2012	1,200,291	806,984	200,119	2,207,394
Total Assets June 30, 2012	1,150,287	738,725	262,804	2,151,816
Three Months Ended September 30, 2011
Revenues	$118,556	$80,137	$—	$198,693
Income before provision for income taxes	44,938	28,639	(25,879)	47,698
Significant items included in income before provision for income taxes:
Depreciation and amortization	13,066	12,942	—	26,008
Interest expense	381	12	11,901	12,294
Capital expenditures	7,485	2,082	—	9,567

Geographic revenue information is based on the location of the customer and was as follows for the periods presented (in thousands):

	Europe *	United States	United Kingdom	Germany	All Other	Total
Three Months Ended September 30, 2012	62,592	62,047	23,871	20,018	27,191	195,719
Three Months Ended September 30, 2011	67,443	57,294	25,287	22,341	26,328	198,693
*    Excludes the United Kingdom and Germany.

14.	Subsequent Events

On November 5, 2012, we announced that the Audit Committee of our Board of Directors approved the payment of a quarterly cash dividend of $0.125 per share of outstanding common stock and per outstanding restricted stock unit. The Audit Committee also approved a quarterly stock dividend equivalent of $0.125 per outstanding restricted stock unit granted to certain of our executive officers since fiscal year 2011 in lieu of the cash dividend, which dividend equivalent will be paid to the restricted stock unit holders as the restricted stock unit vests. The dividends are payable on December 4, 2012 to stockholders and restricted stock unit holders of record at the close of business on November 19, 2012.

On October 11, 2012, we acquired the remaining 7% ownership interest in our AUTOonline GmbH In-formationssysteme (“AUTOonline”) majority-owned subsidiary for a cash payment of €10.9 million ($14.1 million).

In October 2012, we completed the acquisitions of Title Technologies, Inc. (“TitleTec”) and substantially all of the assets of PS Holdings, L.L.C. (“APU”) for approximately $88.0 million in cash paid at closing. TitleTec’s proprietary web-based platform allows automotive dealerships to streamline operations and improve the customer purchasing experience by assembling and processing the data necessary to electronically register a vehicle, produce a title, and issue a permanent or temporary tag real-time at the point of sale. APU is a cloud-based locator of recycled, aftermarket, reconditioned and surplus original equipment parts for the U.S. vehicle repair industry.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are identified by the use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies and include, but are not limited to, statements about: increase in customer demand for our software and services; growth rates for the automobile insurance claims industry; growth rates for vehicle purchases and car parcs; customer adoption rates for automated claims processing software and services; increases in customer spending on automated claims processing software and services; efficiencies resulting from automated claims processing; performance and benefits of our products and services; development or acquisition of claims processing products and services in areas other than automobile insurance; our relationship with insurance company customers as they continue global expansion; revenue growth resulting from the launch of new software and services; improvements in operating margins resulting from operational efficiency initiatives; increased utilization of our software and services resulting from increased severity; our expectations regarding the growth rates for vehicle insurance; changes in the amount of our existing unrecognized tax benefits; our revenue mix; our income taxes, including the periods during which tax benefits may be recognized; restructuring plans, potential restructuring charges and their impact on our revenues; our operating expense growth and operating expenses as a percentage of our revenues; stability of our development and programming costs; growth of our selling, general and administrative expenses; increase in total depreciation and amortization expense; increase in interest expense and possible impact of future foreign currency fluctuations; growth of our acquisition and related costs; our ability to realize our U.S. deferred tax assets during the respective carryforward and reversal periods; our use of cash and liquidity position going forward; cash needs to service our debt; and our ability to grow in all types of markets.

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

The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2012 filed with the SEC on August 29, 2012. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

All percentage amounts and ratios were calculated using the underlying data in whole dollars and may reflect rounding adjustments. Operating results for the three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for any future period. We describe the effects on our results that are attributed to the change in foreign currency exchange rates by measuring the incremental difference between translating the current and prior period results at the monthly average rates for the same period from the prior year.

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

The table below sets forth our revenues by reportable segment and as a percentage of our total revenues for the periods indicated (dollars in millions):

	Three Months Ended September 30,
	2012		2011
EMEA	$110.1	56.3%	$118.6	59.7%
Americas	85.6	43.7	80.1	40.3%
Total	$195.7	100.0%	$198.7	100.0%

For the three months ended September 30, 2012, the United States, the United Kingdom and Germany were the only countries that individually represented more than 10% of total revenues.

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

Operating expenses

Our operating expenses include: compensation and benefit costs for our operations, database development and customer service personnel; other costs related to operations, database development and customer support functions; third-party data and royalty costs; costs related to computer software and hardware used in the delivery of our software and services; and the costs of purchased data from state departments of motor vehicles.

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

Depreciation and amortization

Depreciation includes depreciation attributable to buildings, leasehold improvements, data processing and computer equipment, purchased software, and furniture and fixtures. Amortization includes amortization attributable to software developed or obtained for internal use and intangible assets acquired in business combinations, particularly our acquisition of the Claims Services Group from Automated Data Processing, Inc. in 2006 (the “CSG Acquisition”) and our acquisition of Explore Information Services, LLC (“Explore”).

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

Foreign currency. During the three months ended September 30, 2012 and 2011, we generated approximately 68% and 71%, respectively, of our revenues and incurred a majority of our costs, in currencies other than the U.S. dollar, primarily the Euro. We translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period for our consolidated statement of income and certain components of stockholders’ equity and the exchange rate at the end of that period for the consolidated balance sheet. These translations resulted in foreign currency translation adjustments of $16.3 million and $(34.8) million for the three months ended September 30, 2012 and 2011, respectively, which are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction losses (income) recognized in our consolidated statements of income were $0.5 million and $(0.1) million during the three months ended September 30, 2012 and 2011, respectively.

Exchange rates between most of the major foreign currencies we use to transact our business and the U.S. dollar have fluctuated significantly over the last few years and we expect that they will continue to fluctuate during fiscal year 2013. The majority of our revenues and costs are denominated in Euros, Pound Sterling, Swiss francs, Canadian dollars and other foreign currencies. The following table provides the average quarterly exchange rates for the Euro and Pound Sterling since the beginning of fiscal year 2012:

Period	Average Euro-to-U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2011	$1.42	$1.61
Quarter ended December 31, 2011	1.35	1.57
Quarter ended March 31, 2012	1.31	1.57
Quarter ended June 30, 2012	1.28	1.58
Quarter ended September 30, 2012	1.25	1.58

During the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, the U.S. dollar strengthened against most major foreign currencies we use to transact our business. The average U.S. dollar strengthened versus the Euro by 11.6% and the Pound Sterling by 2.0%, which decreased our revenues and expenses for the three months ended September 30, 2012. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in an increase or decrease, as the case may be, to our revenues of $6.7 million during the three months ended September 30, 2012.

In April 2012, in order to hedge our exposure to variability in the Euro-denominated cash flows associated with two intercompany loans, we entered into two pay fixed Euros / received fixed U.S. dollar cross-currency swaps in the aggregate notional amount of €109.0 million. These cross-currency swaps were designated, at inception, as cash flow hedges of the intercompany loans. Accordingly, any foreign exchange gain or loss recognized in our consolidated statements of income resulting from the periodic re-measurement of the intercompany loans into U.S. dollars is mitigated by an offsetting gain or loss, as the case may be, resulting from the change in the fair value of the swaps.

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

•
Automobile usage—number of miles driven. Several factors can influence miles driven including gasoline prices and economic conditions. Through August of calendar year 2012, miles driven in the United States increased by 0.9% compared to the same period in the prior year. Higher miles driven can result in a greater number of automobile accidents, which can increase the transaction-based fees that we generate.

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

Share-based compensation expense. We incurred pre-tax, non-cash share-based compensation charges of $4.0 million and $3.6 million during the three months ended September 30, 2012 and 2011, respectively. We expect to recognize additional pre-tax, non-cash share-based compensation charges related to share-based awards outstanding at September 30, 2012 of approximately $43.3 million ratably over the remaining weighted-average vesting period of 3.0 years.

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

Results of Operations

Our results of operations include the results of operations of acquired companies from the date of the respective acquisitions.

The table below sets forth statement of income data, including the amount and percentage changes for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2012	2011	Change
	$	$	$	%
Revenues	195,719	198,693	(2,974)	(1.5)
Cost of revenues:
Operating expenses	42,340	43,618	(1,278)	(2.9)
Systems development and programming costs	17,857	19,045	(1,188)	(6.2)
Total cost of revenues (excluding depreciation and amortization)	60,197	62,663	(2,466)	(3.9)
Selling, general & administrative expenses	50,909	48,421	2,488	5.1
Depreciation and amortization	24,195	26,008	(1,813)	(7.0)
Restructuring charges, asset impairments and other costs associated with exit and disposal activities	1,454	198	1,256	634.3
Acquisition and related costs	3,158	1,356	1,802	132.9
Interest expense	17,300	12,294	5,006	40.7
Other expense, net	398	55	343	623.6
	157,611	150,995	6,616	4.4
Income before provision for income taxes	38,108	47,698	(9,590)	(20.1)
Income tax provision	1,697	13,252	(11,555)	(87.2)
Net income	36,411	34,446	1,965	5.7
Less: Net income attributable to noncontrolling interests	2,770	3,207	(437)	(13.6)
Net income attributable to Solera Holdings, Inc.	33,641	31,239	2,402	7.7

The table below sets forth our statement of income data expressed as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,
	2012	2011
Revenues	100.0%	100.0%
Cost of revenues:
Operating expenses	21.6	22.0
Systems development and programming costs	9.1	9.6
Total cost of revenues (excluding depreciation and amortization)	30.8	31.5
Selling, general & administrative expenses	26.0	24.4
Depreciation and amortization	12.4	13.1
Restructuring charges, asset impairments and other costs associated with exit and disposal activities	0.7	0.1
Acquisition and related costs	1.6	0.7
Interest expense	8.8	6.2
Other expense, net	0.2	—
	80.5	76.0
Income before provision for income taxes	19.5	24.0
Income tax provision	0.9	6.7
Net income	18.6	17.3
Less: Net income attributable to noncontrolling interests	1.4	1.6
Net income attributable to Solera Holdings, Inc.	17.2%	15.7%

Revenues

During the three months ended September 30, 2012, revenues decreased $3.0 million, or 1.5%. After adjusting for changes in foreign currency exchange rates, revenues increased $11.6 million, or 5.8%, during the three months ended September 30, 2012 resulting from growth in transaction and subscription revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

Our EMEA revenues decreased $8.5 million, or 7.1%, to $110.1 million. After adjusting for changes in foreign currency exchange rates, EMEA revenues increased $3.5 million, or 2.9%, during the three months ended September 30, 2012 resulting from growth in transaction revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

Our Americas revenues increased $5.5 million, or 6.9%, to $85.6 million. After adjusting for changes in foreign currency exchange rates, Americas revenues increased $8.1 million, or 10.2%, during the three months ended September 30, 2012 resulting from incremental revenue contributions from immaterial acquisitions completed in fiscal year 2012, revenue growth in our Explore business due to an increase in drivers and households monitored, and growth in transaction and subscription revenues from sales to new customers and increased transaction volume from and sales of new software and services to existing customers in Latin America.

Set forth below are revenues from each of our principal customer categories and as a percentage of revenues for the periods indicated (dollars in millions):

	Three Months Ended September 30,		Three Months Ended September 30,
	2012		2011
Insurance companies	$88.9	45.4%	$90.1	45.4%
Collision repair facilities	64.4	32.9	64.6	32.5
Independent assessors	17.6	9.0	19.2	9.7
Automotive recyclers and other	24.8	12.7	24.8	12.4
Total	$195.7	100.0%	$198.7	100.0%

Revenue growth for each of our customer categories was as follows:

	Three Months Ended September 30, 2012
(dollars in millions)	Revenue Growth	Percentage Change
Insurance companies	$(1.2)	(1.3)%
Collision repair facilities	(0.2)	(0.3)
Independent assessors	(1.6)	(8.7)
Automotive recyclers and other	—	0.2
Total	$(3.0)	(1.5)%

Revenue growth for each of our customer categories after adjusting for changes in foreign currency exchange rates was as follows:

	Three Months Ended September 30, 2012
(dollars in millions)	Revenue Growth	Percentage Change
Insurance companies	$4.9	5.4%
Collision repair facilities	5.2	8.1
Independent assessors	0.7	3.5
Automotive recyclers and other	0.8	3.5
Total	$11.6	5.8%

Operating expenses

During the three months ended September 30, 2012, operating expenses decreased $1.3 million, or 2.9%. After adjusting for changes in foreign currency exchange rates, operating expenses increased $1.4 million, or 3.3%, during the three months ended September 30, 2012 primarily due to an increase in operating expenses in our Americas segment.

Our EMEA operating expenses decreased $2.7 million, or 11.6%. After adjusting for changes in foreign currency exchange rates, EMEA operating expenses decreased $0.3 million, or 1.5%, during the three months ended September 30, 2012 primarily due to ongoing waste reduction and cost containment initiatives.

Our Americas operating expenses increased $1.3 million or 6.2%. After adjusting for changes in foreign currency exchange rates, Americas operating expenses increased $1.6 million, or 7.9%, during the three months ended September 30, 2012 primarily due to an increase in the costs of data purchased from state departments of motor vehicles consistent with the revenue growth in our Explore business.

Systems development and programming costs

During the three months ended September 30, 2012, systems development and programming costs (“SD&P”) decreased $1.2 million, or 6.2%. After adjusting for changes in foreign currency exchange rates, SD&P increased $0.3 million, or 1.8%, during the three months ended September 30, 2012 primarily due to an increase in SD&P expenses in our Americas segment partially offset by a decrease in SD&P expenses in our EMEA segment.

Our EMEA SD&P decreased $2.3 million, or 17.8%. After adjusting for changes in foreign currency exchange rates, EMEA SD&P decreased $0.9 million, or 6.7%, during the three months ended September 30, 2012 primarily due to a decrease in personnel related expenses resulting from ongoing waste reduction and cost containment initiatives.

Our Americas SD&P increased $1.2 million, or 19.7%. After adjusting for changes in foreign currency exchange rates, Americas SD&P increased $1.2 million, or 20.9%, during the three months ended September 30, 2012 primarily due to an increase in personnel related expenses resulting from increased investment in new product development.

Selling, general and administrative expenses

During the three months ended September 30, 2012, selling, general and administrative expenses (“SG&A”) increased $2.5 million, or 5.1%. After adjusting for changes in foreign currency exchange rates, SG&A increased $5.9 million, or 12.1%, primarily due to a $4.8 million increase in personnel and recruiting expenses primarily related to the expansion of our corporate and regional functions to support continued growth and incremental contributions from immaterial acquisitions during fiscal year 2012, a $0.5 million increase in advertising and other general and administrative expenses, a $0.4 million increase in stock-based compensation expense and $0.5 million of legal fees incurred in connection with our patent infringement lawsuit against Mitchell, partially offset by a $0.7 million decrease in professional fees.

Notwithstanding the impact of fluctuations in the value of the U.S. dollar versus certain foreign currencies in which we transact business, we expect SG&A to continue to increase in the future in absolute dollars as we continue to expand our business into new markets, incur costs related to acquisitions and continue to incur costs associated with being a public company.

Depreciation and amortization

During the three months ended September 30, 2012, depreciation and amortization decreased by $1.8 million, or 7.0%. After adjusting for changes in foreign currency exchange rates, depreciation and amortization decreased $0.3 million, or 1.3% for the three months ended September 30, 2012 primarily due to the continued decrease in amortization expense related to the intangible assets acquired in the CSG Acquisition since these intangible assets are being amortized on an accelerated basis.

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

Restructuring charges, asset impairments and other costs associated with exit and disposal activities

During the three months ended September 30, 2012 and 2011, we incurred restructuring charges, asset impairments and other costs associated with exit and disposal activities of $1.5 million and $0.2 million, respectively. The restructuring charges, asset impairments and other costs associated with exit and disposal activities incurred in the three months ended September 30, 2012 consist primarily of employee termination benefits incurred in relation to ongoing restructuring initiatives. The restructuring charges incurred under these restructuring plans are expected to be paid through fiscal year 2013.

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

Acquisition and related costs

During the three months ended September 30, 2012 and 2011, we incurred acquisition and related costs of $3.2 million and $1.4 million, respectively. Acquisition and related costs incurred during the three months ended September 30, 2012 and 2011 consist primarily of legal and professional fees incurred in connection with completed and contemplated business combinations of $1.4 million and $0.3 million, respectively, and contingent purchase consideration that is deemed compensatory in nature and other costs associated with completed acquisitions of $1.8 million and $1.2 million, respectively.

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

Interest expense

During the three months ended September 30, 2012, interest expense increased $5.0 million due primarily to interest expense related to the senior unsecured notes issued in April 2012.

Notwithstanding fluctuations in the value of the U.S. dollar versus the Euro, we expect that our annual interest expense will increase in fiscal year 2013 as a result of the interest on the senior unsecured notes issued in April 2012.

Other expense, net

During the three months ended September 30, 2012, other expense, net increased by $0.3 million primarily due to net foreign currency transaction losses on transactions denominated in a currency other than the functional currency of the local company.

Income tax provision

During the three months ended September 30, 2012 and 2011, we recorded an income tax provision of $1.7 million and $13.3 million, respectively, which resulted in an effective tax rate of 4.5% and 27.8%, respectively. The decrease in the effective tax rate was primarily due to an enacted tax law change that will allow for the realization of tax benefits for certain foreign net operating loss carryforwards, and higher earnings in jurisdictions with lower income tax rates which are indefinitely reinvested. We expect to utilize the net operating losses from fiscal year 2014 through fiscal year 2016. This was partially offset by the impact of the expiration of the look through rule for related controlled foreign corporations and certain discrete tax charges for the quarter.

Our effective tax rate for the three months ended September 30, 2012 is not necessarily indicative of the effective tax rate that may be expected for fiscal year 2013.

Factors that impact our income tax provision include, but are not limited to, the mix of jurisdictional earnings and varying jurisdictional income tax rates, establishment and release of valuation allowances in certain jurisdictions, permanent differences resulting from the book and tax treatment of certain items, and discrete items. Future changes in tax laws or tax rulings may have a significant adverse impact on our effective tax rate. There have been several U.S. domestic and international laws recently enacted that could continue to have a material adverse impact on our tax expense.

Liquidity and Capital Resources

Our principal sources of cash have included cash generated from operations, proceeds from our May 2007 initial public offering and our November 2008 secondary public stock offering, borrowings under our senior secured credit facilities and the proceeds from the issuance of the senior unsecured notes in June 2011 (the “2011 Senior Notes”) and April 2012 (the “2012 Senior Notes” and collectively with the 2011 Senior Notes, the “Senior Notes”). Our principal uses of cash have been, and we expect them to continue to be, for business combinations, debt service, stock repurchases, dividends, capital expenditures and working capital.

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

The Senior Notes contain certain covenants including, among others, restrictions related to dividends, distributions, repurchases of equity, prepayments of debt or additional indebtedness, investments; liens on assets; mergers with another company, dispositions of assets, and transactions with affiliates. We are in compliance with the specified financial covenants of the Senior Notes at September 30, 2012.

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

As of September 30, 2012, we had $106.0 million and $182.8 million (€142.1 million) in outstanding loans under the U.S. term loan and European term loan, respectively. Currently, the U.S. term loan bears interest at 1-month LIBOR plus a 3.0% margin (3.3% at September 30, 2012) and the European term loans bear interest at 1-month EURIBOR plus a 3.0% margin (3.1% at September 30, 2012). Interest is payable monthly.

The Amended Credit Facility provides us with the ability to add up to $100.0 million of incremental revolving loans. On July 19, 2012, we established a committed incremental revolving credit facility of $85.0 million with a group of banks. At September 30, 2012, no loans are outstanding under the incremental revolving credit facility.

The Amended Credit Facility contains a leverage ratio, which is applicable only if specified minimum borrowings are outstanding during a quarter. In addition, the Amended Credit Facility contains covenants restricting us from undertaking specified corporate actions, including but not limited to asset dispositions, acquisitions, payment of dividends and other specified payments, changes of control, incurrence of indebtedness, capital expenditures, creation of liens, making loans and investments and transactions with affiliates. We are in compliance with the specified financial covenants of the Amended Credit Facility at September 30, 2012.

In order to reduce our exposure to interest rate volatility associated with our USD and Euro denominated term loans under the Amended Credit Facility, in August 2012, we entered into two pay fixed / receive floating interest rate swaps with notional amounts of $80.0 million and €64.5 million, respectively. The maturity date of both swaps is May 16, 2017 which coincides with the maturity of our USD and Euro denominated term loans and bear an interest rate of 0.8225% plus a 3.0% margin for the US dollar denominated swap and 0.7550% plus a 3.0% margin for the Euro denominated swap.

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

On October 11, 2012, we acquired the remaining 7% ownership interest in our AUTOonline GmbH In-formationssysteme (“AUTOonline”) majority-owned subsidiary for a cash payment of €10.9 million ($14.1 million).

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

In November 2011, our Board of Directors approved a share repurchase program for up to a total of $180 million of our common stock through November 10, 2013. Share repurchases are made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. The repurchase program does not require us to purchase any specific number or amount of shares, and the timing and amount of such purchases will be determined by management based upon market conditions and other factors. In addition, the program may be amended or terminated at the discretion of our Board of Directors. During three months ended September 30, 2012, we purchased 0.2 million shares for $8.5 million. Through September 30, 2012, we have repurchased 2.4 million shares for $112.0 million under the share repurchase program.

On September 18, 2012, we paid a quarterly cash dividend with a value of $0.125 per outstanding share of common stock and per outstanding restricted stock unit to our stockholders and restricted stock unit holders of record on September 6, 2012. The aggregate dividend payment for the three months ended September 30, 2012 was $8.7 million. On November 5, 2012, we announced that the Audit Committee of our Board of Directors approved the payment of a quarterly cash dividend of $0.125 per outstanding share of common stock and per outstanding restricted stock unit. The Audit Committee also approved a quarterly stock dividend equivalent of $0.125 per outstanding restricted stock unit granted to certain of our executive officers since fiscal year 2011 in lieu of the cash dividend, which dividend equivalent will be paid to the restricted stock unit holders as the restricted stock unit vests. The dividends are payable on December 4, 2012 to stockholders and restricted stock unit holders of record at the close of business on November 19, 2012. Any determination to pay dividends in future periods will be at the discretion of our Board of Directors. The indenture governing the Senior Notes and our amended and restated senior secured credit facility include restrictions on our ability to pay dividends on our common stock.

As of September 30, 2012 and June 30, 2012, we had cash and cash equivalents of $542.9 million and $508.2 million, respectively. At September 30, 2012, our total current and long-term debt obligations were $1.1 billion, consisting of $850.0 million related to the Senior Notes due in June 2018, and $288.8 million related to the Amended Credit Facility due in May 2017.

We believe that our existing cash on hand and cash flow from operations will be sufficient to fund currently anticipated working capital, capital spending and debt service requirements, as well as acquisition and strategic opportunities for at least the next twelve months, including our October 2012 acquisitions of substantially all of the assets of PS Holdings, L.L.C. (“APU”) and Title Technologies, Inc. (“TitleTec”) for cash considerations.

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

The following summarizes our primary sources and uses of cash in the periods presented (in millions):

	Three Months Ended September 30,
	2012	2011	Change
Operating activities	$68.2	$50.2	$18.0
Investing activities	(16.7)	(16.6)	(0.1)
Financing activities	(20.8)	(9.0)	(11.8)

Operating activities. The $18.0 million increase in cash provided by operating activities was primarily the result of the timing of payments on outstanding accounts payable and accrued expenses and a decrease in cash paid for income taxes and interest.

Investing activities. The $0.1 million increase in cash used in investing activities was primarily attributable to an increase in restricted cash of $1.5 million and an increase in capital expenditures, net of proceeds from sales of property and equipment, of $0.4 million, partially offset by a decrease in acquisitions of and investments in businesses, net of cash acquired, of $2.1 million.

Financing activities. The $11.8 million increase in cash used in financing activities was primarily attributable to repurchases of shares of our common stock of $8.5 million, an increase in cash dividends paid to noncontrolling interests of $2.4 million and an increase in cash dividends paid on common shares and participating securities of $1.6 million, partially offset by a decrease in repayments of long-term debt of $0.9 million.

Off-Balance Sheet Arrangements and Related Party Transactions

As of September 30, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Certain minority stockholders of our international subsidiaries are also commercial purchasers and users of our software and services. Revenue transactions with all of the individual minority stockholders in the aggregate were less than 10% of our consolidated revenue for the three months ended September 30, 2012 and 2011, respectively, and aggregate accounts receivable from the minority stockholders represent less than 10% of consolidated accounts receivable at September 30, 2012 and June 30, 2012, respectively.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in our consolidated financial statements. On an ongoing basis, we evaluate estimates. We base our estimates on historical experiences and assumptions which we believe to be reasonable under the circumstances. These estimates form the basis for our judgments that affect the amounts reported in the consolidated financial statements. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 to our audited consolidated financial statements for the year ended June 30, 2012 and our critical accounting policies are more fully described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each of which are included in our Annual Report on Form 10-K for the year ended June 30, 2012 filed with the SEC on August 29, 2012. There were no significant changes in our critical accounting policies and estimates during the three months ended September 30, 2012.

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

Exchange rates between most of the major foreign currencies we use to transact our business and the U.S. dollar have fluctuated significantly over the last few years and we expect that they will continue to fluctuate. The majority of our revenues and costs are denominated in Euros, Pound Sterling, Swiss francs, Canadian dollars and other foreign currencies. The following table provides the average quarterly exchange rates for the Euro and Pound Sterling since the beginning of fiscal year 2012:

Period	Average Euro-to-U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2011	$1.42	$1.61
Quarter ended December 31, 2011	1.35	1.57
Quarter ended March 31, 2012	1.31	1.57
Quarter ended June 30, 2012	1.28	1.58
Quarter ended September 30, 2012	1.25	1.58

During the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, the U.S. dollar strengthened against most major foreign currencies we use to transact our business. The average U.S. dollar strengthened versus the Euro by 11.6% and the Pound Sterling by 2.0%, which decreased our revenues and expenses for the three months ended September 30, 2012. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in an increase or decrease, as the case may be, to our revenues of $6.7 million during the three months ended September 30, 2012.

In April 2012, in order to hedge our exposure to variability in the Euro-denominated cash flows associated with two intercompany loans, we entered into two pay fixed Euros / received fixed U.S. dollar cross-currency swaps in the aggregate notional amount of €109.0 million. These cross-currency swaps were designated, at inception, as cash flow hedges of the intercompany loans. Accordingly, any foreign exchange gain or loss recognized in our consolidated statements of income resulting from the periodic re-measurement of the intercompany loans into U.S. dollars is mitigated by an offsetting gain or loss, as the case may be, resulting from the change in the fair value of the swaps.

During the three months ended September 30, 2012 and 2011, we recognized net foreign currency transaction losses (income) in our consolidated statements of income of $0.5 million and $(0.1) million, respectively.

Interest Rate Risk

We are exposed to interest rate risks primarily through variable interest rate borrowings under our amended and restated senior secured credit facility.

In order to reduce our exposure to interest rate volatility associated with our USD and Euro denominated term loans, in August 2012, we entered into two pay fixed / receive floating interest rate swaps with notional amounts of $80.0 million and €64.5 million, respectively. The maturity date of both swaps is May 16, 2017 which coincides with the maturity of our USD and Euro denominated term loans and bear an interest rate of 0.8225% plus a 3.0% margin for the US dollar denominated swap and 0.7550% plus a 3.0% margin for the Euro denominated swap.

Our weighted-average borrowings outstanding under our amended and restated senior secured credit facility during the three months ended September 30, 2012 were $284.5 million, of which approximately $128.0 million is unhedged. The weighted average interest rate on the unhedged portion of our term loans during the three months ended September 30, 2012 was 3.6%. A hypothetical 1% increase or decrease in interest rates on the unhedged portion of our term loans would have resulted in an approximately $0.3 million change to our interest expense for the three months ended September 30, 2012.

ITEM 4.	CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures and, based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

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

Changes in Internal Controls

We did not identify any changes in our internal control over financial reporting that occurred during the first quarter of fiscal year 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We derive a substantial portion of our revenues from sales to large insurance companies and collision repair facilities that have relationships with these insurance companies. During the three months ended September 30, 2012, we derived 18.1% of our revenues from our ten largest insurance company customers. The largest three of these customers accounted for 2.8%, 2.4%, and 2.2%, respectively, of our revenues during the three months ended September 30, 2012. A loss of one or more of these customers would result in a significant decrease in our revenues, including the business generated by collision repair facilities associated with those customers. Furthermore, many of our arrangements with European customers are terminable by them on short notice or at any time. In December 2011, we were notified by a U.S. insurance company customer that it will not renew its contract with us, and we expect this customer to transition to another provider during fiscal year 2013. This contract accounted for approximately 2% of our total revenues during the three months ended September 30, 2012. In addition, disputes with customers may lead to delays in payments to us, terminations of agreements or litigation. Additional terminations or non-renewals of customer contracts or reductions in business from our large customers would harm our business, financial condition and results of operations.

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

We derive most of our revenues, and incur most of our costs, including a portion of our debt service costs, in currencies other than the U.S. dollar, mainly the Euro. In our historical financial statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period for our consolidated statement of income and certain components of stockholders’ equity or the exchange rate at the end of that period for the consolidated balance sheet. These translations resulted in a net foreign currency translation adjustment of $16.3 million and $(34.8) million for the three months ended September 30, 2012 and 2011, respectively. Ongoing global economic conditions have impacted currency exchange rates.

Exchange rates between most of the major foreign currencies we use to transact our business and the U.S. dollar have fluctuated significantly over the last few years and we expect that they will continue to fluctuate. The majority of our revenues and costs are denominated in Euros, Pound Sterling, Swiss francs, Canadian dollars and other foreign currencies. The following table provides the average quarterly exchange rates for the Euro and Pound Sterling since the beginning of fiscal year 2012:

Period	Average Euro-to-U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2011	$1.42	$1.61
Quarter ended December 31, 2011	1.35	1.57
Quarter ended March 31, 2012	1.31	1.57
Quarter ended June 30, 2012	1.28	1.58
Quarter ended September 30, 2012	1.25	1.58

During the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, the U.S. dollar strengthened against most major foreign currencies we use to transact our business. The average U.S. dollar strengthened versus the Euro by 11.6% and the Pound Sterling by 2.0%, which decreased our revenues and expenses for the three months ended September 30, 2012. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in an increase or decrease, as the case may be, to our revenues of $6.7 million during the three months ended September 30, 2012.

In April 2012, in order to hedge our exposure to variability in the Euro-denominated cash flows associated with two intercompany loans, we entered into two pay fixed Euros / received fixed U.S. dollar cross-currency swaps in the aggregate notional amount of €109.0 million. These cross-currency swaps were designated, at inception, as cash flow hedges of the intercompany loans. Accordingly, any foreign exchange gain or loss recognized in our consolidated statements of income resulting from the periodic re-measurement of the intercompany loans into U.S. dollars is mitigated by an offsetting gain or loss, as the case may be, resulting from the change in the fair value of the swaps.

During the three months ended September 30, 2012 and 2011, we recognized net foreign currency transaction losses in our consolidated statements of income of $0.5 million and $(0.1) million, respectively.

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

•
Automobile Usage—Number of Miles Driven: Several factors can influence miles driven, including gasoline prices and economic conditions. Through August of calendar year 2012, miles driven in the United States increased by 0.9% compared to the same period in the prior year. For calendar year 2011, cumulative miles driven in the United States declined compared to the same period in the prior year. In calendar year 2010, the number of miles driven in the United States increased compared to calendar years 2009 and 2008. Higher miles driven can result in a greater number of automobile accidents, which can increase the transaction-based fees that we generate.

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

Our growth is dependent upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. We have addressed and will continue to address the need to introduce new products both through internal development and through acquisitions of other companies and technologies that would complement or extend our business or enhance our technological capability. In fiscal year 2012, we acquired three businesses, substantially all of the assets of another business and a majority of the outstanding shares of a fifth business. In fiscal year 2013 to date, we have acquired two businesses and substantially all of the assets of another business.

Our ability to realize the anticipated benefits of our acquisitions will depend, to a varying extent, on our ability to continue to expand the acquired business' products and services and integrate them with our products and services. Our management will be required to devote significant attention and resources to these efforts, which may disrupt our core business, the acquired business or both and, if executed ineffectively, could preclude realization of the full benefits we expect. Failure to realize the anticipated benefits of our acquisitions could cause an interruption of, or a loss of momentum in, the operations of the acquired business. In addition, the efforts required to realize the benefits of our acquisitions may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and the diversion of management’s attention, and may cause our stock price to decline. The risks associated with our acquisitions and future acquisitions include:

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

We were notified by the Federal Trade Commission (“FTC”) that it has commenced a formal investigation of a recently completed, non-material acquisition to determine whether the transaction violates U.S. antitrust law. The transaction may be subject to various remedies, including divestiture of the acquired business. Moreover, the investigation and/or its outcome could expose us to negative publicity, which might adversely affect our brands, reputation and/or customer preference for our products. In addition, our merger and acquisition activities in the same or similar markets as the subject business are subject to antitrust and competition laws, which laws could impact our ability to pursue strategic transactions in these markets.

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

Our insurance company customers are subject to extensive government regulations, mainly at the state level in the United States and at the country level in our non-U.S. markets. Some of these regulations relate directly to our software and services, including regulations governing the use of total loss and estimating software. If our insurance company customers fail to comply with new or existing insurance regulations, including those applicable to our software and services, they could lose their certifications to provide insurance and/or reduce their usage of our software and services, either of which would reduce our revenues. Also, we are subject to direct regulation in some markets, and our failure to comply with these regulations could significantly reduce our revenues or subject us to government sanctions. In addition, future regulations could force us to implement costly changes to our software and/or databases or have the effect of prohibiting or rendering less valuable one or more of our offerings. Moreover, some states in the United States have changed and are contemplating changes to their regulations to permit insurance companies to use book valuations or public source valuations for total loss calculations, making our total loss software potentially less valuable to insurance companies in those states. Some states have adopted total loss regulations that, among other things, require insurers use a methodology deemed acceptable to the respective government agency.

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

We have a significant amount of indebtedness. As of September 30, 2012, our indebtedness, including current maturities, was $1.1 billion, of which $288.8 million matures in May 2017 and $850.0 million matures in June 2018.

During the three months ended September 30, 2012, our aggregate interest expense was $17.3 million and cash paid for interest was $2.8 million. As a result of our issuance of $400.0 million of additional senior unsecured notes in April 2012, our interest expense and cash interest expense will increase significantly in fiscal year 2013 as compared to fiscal year 2012.

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

Pursuant to agreements entered into prior to the CSG Acquisition, the noncontrolling stockholders of certain of our majority-owned subsidiaries have the right to require us to redeem their shares at the then fair market value. For financial statement reporting purposes, the estimated fair market value of these redeemable noncontrolling interests was $75.8 million at September 30, 2012.

We are active in over 60 countries, where we are subject to country-specific risks that could adversely impact our business and results of operations.

During the three months ended September 30, 2012, we generated approximately 68% of our revenues outside the U.S. and we expect revenues from non-U.S. markets to continue to represent a majority of our total revenues. Business and operations in individual countries are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, currency exchange controls and repatriation of earnings. Our results are also subject to the difficulties of coordinating our activities across over 60 different countries. Furthermore, our business strategy includes expansion of our operations into new and developing markets, which will require even greater international coordination, expose us to additional local government regulations and involve markets in which we do not have experience or established operations. In addition, our operations in each country are vulnerable to changes in socio-economic conditions and monetary and fiscal policies, intellectual property protection disputes, the settlement of legal disputes through foreign legal systems, the collection of receivables through foreign legal systems, exposure to possible expropriation or other governmental actions, unsettled political conditions, possible terrorist attacks and pandemic disease. These and other factors may harm our operations in those countries and therefore our business and results of operations.

We have a large amount of goodwill and other intangible assets as a result of acquisitions. Our earnings will be harmed if we suffer an impairment of our goodwill or other intangible assets.

We have a large amount of goodwill and other intangible assets and are required to perform an annual, or in certain situations a more frequent, assessment for possible impairment for accounting purposes. At September 30, 2012, we had goodwill and other intangible assets of $1.3 billion, or approximately 61% of our total assets. If we do not achieve our planned operating results or other factors impair these assets, we may be required to incur a non-cash impairment charge. Any impairment charges in the future will adversely affect our results of operations.

We may incur significant restructuring and severance charges in future periods, which would harm our operating results and cash position or increase debt.

We incurred restructuring charges of $1.5 million and $0.2 million during the three months ended September 30, 2012 and September 30, 2011, respectively. These charges consist primarily of termination benefits paid or to be paid to employees. As of September 30, 2012, our remaining restructuring and severance obligations associated with these restructuring initiatives were $6.8 million.

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

Our effective tax rate could be adversely affected by our mix of earnings in countries with high versus low tax rates; by changes in the valuation of our deferred tax assets and liabilities; by a change in our assertion that our foreign earnings are indefinitely reinvested; by the outcomes of examinations, audits or disputes by or with relevant tax authorities; or by changes in tax laws and regulations. There have been several U.S. domestic and international laws recently enacted that could continue to have a material adverse impact on our tax expense.

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

We began paying quarterly cash dividends to holders of our outstanding of common stock and restricted stock units in the quarter ended September 30, 2009. On November 5, 2012, we announced that the Audit Committee of our Board of Directors approved the payment of a quarterly cash dividend of $0.125 per outstanding share of common stock and per outstanding restricted stock unit. The Audit Committee also approved a quarterly stock dividend equivalent of $0.125 per outstanding restricted stock unit granted to certain of our executive officers since fiscal year 2011 in lieu of the cash dividend, which dividend equivalent will be paid to the restricted stock unit holders as the restricted stock unit vests. The dividends are payable on December 4, 2012 to stockholders and restricted stock unit holders of record at the close of business on November 19, 2012. Any determination to pay dividends in future periods will be at the discretion of our Board of Directors. Our ability to pay dividends to holders of our common stock and restricted stock units in future periods may be limited by restrictive covenants under our Amended Credit Facility and the indenture for the senior unsecured notes. As a result, your only opportunity to achieve a return on your investment in us could be if the market price of our common stock appreciates and you sell your shares at a profit. We cannot assure you that the market price for our common stock will ever exceed the price that you pay.

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

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
November 2011	347	$47.03	347	$163,659
December 2011	557	$46.33	557	$137,855
February 2012	600	$49.31	600	$108,226
March 2012	98	$47.00	98	$103,634
May 2012	600	$45.20	600	$76,504
September 2012	200	$42.54	200	$67,993
Total	2,402	$46.60	2,402	$67,993

ITEM 6.	EXHIBITS.

Exhibit No.	Description
10.1	Executive Employment Agreement between the Company and Renato Giger, effective September 4, 2012.
10.2	Executive Employment Agreement between the Company and Abilio Gonzalez, effective September 4, 2012.
10.3	Executive Employment Agreement between the Company and Jason Brady, effective September 4, 2012.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tony Aquila, Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Renato Giger, Chief Financial Officer and Treasurer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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
November 6, 2012