Form 10-Q
period 2012-12-31
SOLERA HOLDINGS, INC
filed 2013-02-08
CIK 1324245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012

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

The number of shares outstanding of the issuer’s common stock as of February 4, 2013 was 68,887,222.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SOLERA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	December 31, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$448,244	$508,246
Accounts receivable, net of allowance for doubtful accounts of $2,383 and $2,356 at December 31, 2012 and June 30, 2012, respectively	126,713	129,264
Other receivables	15,744	20,953
Other current assets	25,508	23,015
Deferred income tax assets	5,836	7,709
Total current assets	622,045	689,187
Property and equipment, net	61,928	58,533
Goodwill	1,097,380	999,892
Intangible assets, net	368,783	329,741
Other noncurrent assets	23,963	27,209
Noncurrent deferred income tax assets	65,245	47,254
Total assets	$2,239,344	$2,151,816
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,226	$26,940
Accrued expenses and other current liabilities	150,987	139,276
Income taxes payable	8,825	7,279
Deferred income tax liabilities	1,616	2,216
Current portion of long-term debt	2,953	2,861
Total current liabilities	184,607	178,572
Long-term debt	1,149,691	1,143,012
Other noncurrent liabilities	43,519	32,181
Noncurrent deferred income tax liabilities	28,273	22,067
Total liabilities	1,406,090	1,375,832
Redeemable noncontrolling interests	88,976	88,603
Stockholders’ equity:
Solera Holdings, Inc. stockholders’ equity:
Common shares, $0.01 par value: 150,000 shares authorized; 68,835 and 68,895 issued and outstanding as of December 31, 2012 and June 30, 2012, respectively	586,271	582,693
Retained earnings	168,753	141,814
Accumulated other comprehensive loss	(19,999)	(47,273)
Total Solera Holdings, Inc. stockholders’ equity	735,025	677,234
Noncontrolling interests	9,253	10,147
Total stockholders’ equity	744,278	687,381
Total liabilities and stockholders’ equity	$2,239,344	$2,151,816
See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Revenues	$209,232	$195,141	$404,952	$393,835
Cost of revenues:
Operating expenses	45,102	41,999	87,442	85,617
Systems development and programming costs	20,543	17,893	38,400	36,938
Total cost of revenues (excluding depreciation and amortization)	65,645	59,892	125,842	122,555
Selling, general and administrative expenses	58,016	52,010	108,925	100,431
Depreciation and amortization	25,585	25,770	49,780	51,778
Restructuring charges, asset impairments, and other costs associated with exit and disposal activities	1,739	113	3,193	310
Acquisition and related costs	8,821	2,395	11,979	3,752
Interest expense	17,486	12,352	34,786	24,646
Other expense, net	336	697	735	753
	177,628	153,229	335,240	304,225
Income before provision for income taxes	31,604	41,912	69,712	89,610
Income tax provision	9,156	10,775	10,853	24,028
Net income	22,448	31,137	58,859	65,582
Less: Net income attributable to noncontrolling interests	2,680	2,913	5,450	6,119
Net income attributable to Solera Holdings, Inc.	$19,768	$28,224	$53,409	$59,463
Net income attributable to Solera Holdings, Inc. per common share:
Basic	$0.28	$0.40	$0.77	$0.84
Diluted	$0.28	$0.39	$0.77	$0.83
Dividends paid per share	$0.125	$0.10	$0.25	$0.20
Weighted-average shares used in the calculation of net income attributable to Solera Holdings, Inc. per common share:
Basic	68,781	70,784	68,849	70,772
Diluted	69,062	71,127	69,092	71,149

See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Net income	$22,448	$31,137	$58,859	$65,582
Other comprehensive income (loss):
Foreign currency translation adjustments	15,721	(28,198)	34,442	(69,437)
Unrealized losses on derivative financial instruments, net of tax	(2,188)	—	(2,232)	—
Total other comprehensive income (loss)	13,533	(28,198)	32,210	(69,437)
Total comprehensive income (loss)	35,981	2,939	91,069	(3,855)
Comprehensive income (loss) attributable to noncontrolling interests	5,214	(1,142)	10,386	(4,390)
Comprehensive income attributable to Solera Holdings, Inc.	$30,767	$4,081	$80,683	$535

See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income	$58,859	$65,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,780	51,778
Provision for doubtful accounts	1,423	1,297
Stock-based compensation	11,119	8,139
Deferred income taxes	(9,947)	(2,873)
Change in derivative financial instruments	6,620	—
Other	770	968
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Decrease in accounts receivable	7,633	6,852
Decrease in other assets	4,097	3,397
Decrease in accounts payable	(6,705)	(10,207)
Decrease in accrued expenses and other liabilities	(9,864)	(13,349)
Net cash provided by operating activities	113,785	111,584
Cash flows from investing activities:
Capital expenditures	(15,529)	(17,186)
Acquisitions and capitalization of intangible assets	(1,550)	(1,827)
Proceeds from sale of property and equipment	—	1,104
Acquisitions of and investments in businesses, net of cash acquired	(116,649)	(10,409)
Decrease (increase) in restricted cash	72	(195)
Net cash used in investing activities	(133,656)	(28,513)
Cash flows from financing activities:
Proceeds from sale of shares in a majority-owned subsidiary	—	2,139
Payments of debt issuance costs	(645)	(560)
Payment of contingent purchase consideration	(1,243)	(99)
Acquisition of additional shares in majority-owned subsidiary	(14,093)	(9,491)
Principal payments on financed asset acquisitions	(526)	(1,221)
Repayments of long-term debt	(1,447)	(3,013)
Cash dividends paid on common shares and participating securities	(17,382)	(14,265)
Cash dividends paid to noncontrolling interests	(4,247)	(2,281)
Cash paid to repurchase common stock	(10,980)	(42,145)
Proceeds from stock purchase plan and exercise of stock options	1,734	801
Net cash used in financing activities	(48,829)	(70,135)
Effect of foreign currency exchange rate changes on cash and cash equivalents	8,698	(30,512)
Net change in cash and cash equivalents	(60,002)	(17,576)
Cash and cash equivalents, beginning of period	508,246	371,101
Cash and cash equivalents, end of period	$448,244	$353,525
Supplemental cash flow information:
Cash paid for interest	$33,949	$23,320
Cash paid for income taxes	$21,961	$17,492
Supplemental disclosure of non-cash investing and financing activities:
Capital assets financed	$207	$246
Accrued contingent purchase consideration	$19,632	$3,275

See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies

Description of Business

Solera Holdings, Inc. and subsidiaries (the “Company”, “Solera”, “we”, “us” or “our”) is a leading global provider of software and services to the automobile insurance claims processing industry. Our software and services help our customers: estimate the costs to repair damaged vehicles; determine pre-collision fair market values for vehicles damaged beyond repair; automate steps of the claims process; outsource steps of the claims process that insurance companies have historically performed internally; and monitor and manage their businesses through data reporting and analysis. We are active in over 60 countries and derive most of our revenues from our estimating and workflow software. Through our acquisitions of HPI, Ltd. (“HPI”) in December 2008 and AUTOonline GmbH Informationssysteme (“AUTOonline”) in October 2009, we also provide used vehicle validation services in the United Kingdom and operate an eSalvage vehicle exchange platform in several European and Latin American countries as well as India. Through our acquisition of Explore Information Services, LLC (“Explore”) in June 2011, we also provide data and analytics services used by automotive property and casualty insurers in the United States (“U.S.”).

Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), and therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated financial statements for the periods presented reflect all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the fiscal year ended June 30, 2012, included in our Annual Report on Form 10-K filed with the SEC on August 29, 2012. Our operating results for the three and six month periods ended December 31, 2012 are not necessarily indicative of the results that may be expected for any future periods.

Principles of Consolidation

The unaudited condensed consolidated financial statements include our accounts and those of our wholly-owned and majority-owned subsidiaries. Our consolidated, majority-owned subsidiaries include AUTOonline, and certain of our subsidiaries located in Belgium, France, Portugal, Spain, and Mexico. All intercompany accounts and transactions have been eliminated in consolidation.

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

Recently Adopted Accounting Pronouncements

In June 2011, the FASB issued ASU Topic No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, which updates the presentation requirements related to comprehensive income. The update is effective for annual periods beginning after December 15, 2011, other than the provisions for which adoption was deferred indefinitely in accordance with ASU Topic No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of

Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, issued in December 2011. We adopted ASU Topic No. 2011-05 in the first quarter of our fiscal year 2013 and elected to present the total of comprehensive income, the components of net income, and the components of other comprehensive income as two separate but consecutive statements.

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

The computation of basic and diluted net income attributable to Solera Holdings, Inc. per common share using the two-class method is as follows (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Basic net income attributable to Solera Holdings, Inc. per common share:
Net income attributable to Solera Holdings, Inc.	$19,768	$28,224	$53,409	$59,463
Less: Dividends paid and undistributed earnings allocated to participating securities	(182)	(138)	(336)	(272)
Net income attributable to common shares – basic	$19,586	$28,086	$53,073	$59,191
Weighted-average number of common shares	68,781	70,784	68,849	70,773
Less: Weighted-average common shares subject to repurchase	—	—	—	(1)
Weighted-average number of common shares used to compute basic net income attributable to Solera Holdings, Inc. per common share	68,781	70,784	68,849	70,772
Basic net income attributable to Solera Holdings, Inc. per common share	$0.28	$0.40	$0.77	$0.84
Diluted net income attributable to Solera Holdings, Inc. per common share:
Net income attributable to Solera Holdings, Inc.	$19,768	$28,224	$53,409	$59,463
Less: Dividends paid and undistributed earnings allocated to participating securities	(181)	(138)	(335)	(271)
Net income attributable to common shares – diluted	$19,587	$28,086	$53,074	$59,192

Weighted-average number of common shares used to compute basic net income attributable to Solera Holdings, Inc. per common share	68,781	70,784	68,849	70,772
Dilutive effect of options to purchase common stock, restricted stock units and performance share units	281	343	243	377
Weighted-average number of common shares used to compute diluted net income attributable to Solera Holdings, Inc. per common share	69,062	71,127	69,092	71,149
Diluted net income attributable to Solera Holdings, Inc. per common share	$0.28	$0.39	$0.77	$0.83

The following securities that could potentially dilute earnings per share in the future are not included in the determination of diluted net income attributable to Solera Holdings, Inc. per common share (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Antidilutive options to purchase common stock and restricted stock units	157	185	470	311

3.	Business Combinations

As further discussed below, during the six months ended December 31, 2012, we acquired four businesses and substantially all of the assets of another business for approximately $123.6 million in cash paid at closing and agreements to pay additional future cash payments of up to $62.8 million contingent upon the achievement of certain financial performance, product-related, integration and other objectives.

In December 2012, we acquired 100% of the outstanding shares of CarweB Limited, a provider of vehicle history and vehicle-specific technical data products and services in the United Kingdom.

In November 2012, we acquired 100% of the outstanding shares of Mensaelect S.A., a provider of a proprietary, web-based solution that streamlines the invoicing process between Spanish body shops and insurers.

In October 2012, we acquired 100% of the outstanding shares of Title Technologies, Inc. a provider of a proprietary web-based platform that allows automotive dealerships to streamline operations by assembling and processing the data necessary to electronically register a vehicle, produce a title, and issue a permanent or temporary tag real-time at the point of sale.

In October 2012, we acquired substantially all of the assets of PS Holdings, L.L.C. (“APU”). APU is a cloud-based locator of recycled, aftermarket, reconditioned and surplus original equipment parts for the U.S. vehicle repair industry.

In August 2012, we acquired 100% of the outstanding shares of License Monitor, Inc., a provider of sophisticated driver violation monitoring solutions that enable operators of government and commercial vehicle fleets to quickly ascertain driver violation activity and license status change.

At December 31, 2012, the maximum aggregate amount of remaining contingent cash payments associated with our business combinations is $83.2 million which is payable through fiscal year 2016.

4.	Goodwill and Intangible Assets

Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31, 2012			June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortized intangible assets:
Internally developed software	$24,329	$(12,142)	$12,187	$21,992	$(10,108)	$11,884
Purchased customer relationships	348,513	(167,368)	181,145	292,733	(149,423)	143,310
Purchased trade names and trademarks	35,718	(24,733)	10,985	33,910	(22,049)	11,861
Purchased software and database technology	437,170	(307,860)	129,310	407,907	(279,398)	128,509
Other	5,896	(4,555)	1,341	5,544	(3,454)	2,090
	$851,626	$(516,658)	$334,968	$762,086	$(464,432)	$297,654
Intangible assets not subject to amortization:
Purchased trade names and trademarks with indefinite lives	33,815	—	33,815	32,087	—	32,087
	$885,441	$(516,658)	$368,783	$794,173	$(464,432)	$329,741

Goodwill

The following table summarizes the activity in goodwill for the six months ended December 31, 2012 (in thousands):

	Balance at Beginning of Period	Current year Acquisitions	Other	Foreign Currency Translation Effect	Balance at End of Period
EMEA	$546,782	$11,648	$—	$27,114	$585,544
Americas	453,110	58,157	5	564	511,836
Total	$999,892	$69,805	$5	$27,678	$1,097,380

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

The following table summarizes the activity in the liabilities associated with our restructuring initiatives and other exit and disposal activities for the six months ended December 31, 2012 (in thousands):

	Employee Termination Benefits	Leases	Other	Total
Balance at June 30, 2012	$5,757	$2,888	$—	$8,645
Restructuring charges	2,935	13	245	3,193
Cash payments	(5,398)	(2,623)	(245)	(8,266)
Other	—	28	—	28
Effect of foreign exchange	208	—	—	208
Balance at December 31, 2012	$3,502	$306	$—	$3,808

In fiscal year 2013, we initiated various individually insignificant restructuring plans in our EMEA and Americas segments (the “Other Restructuring Plans”) intended to better align the skill sets and capabilities of certain of our business units with our core mission and promote efficiency and profitable innovation throughout the organization.

In prior fiscal years, we initiated restructuring plans in our EMEA, Americas and Corporate segments (the “Prior Restructuring Plans”). Under the Prior Restructuring Plans, as of December 31, 2012, we have a remaining liability for employee termination benefits of $3.3 million, which we will pay through fiscal year 2013, and a remaining lease-related restructuring liability of $0.3 million, which we will pay through January 2013.

The following table summarizes restructuring charges, asset impairments and other costs associated with exit and disposal activities for the periods indicated (in thousands):

	Other Restructuring Plans	Prior Restructuring Plans	Total
Three Months Ended December 31, 2012
Employee termination benefits	$1,643	$—	$1,643
Leases	—	(47)	(47)
Other	—	143	143
Total restructuring charges, asset impairments, and other costs associated with exit and disposal activities	$1,643	$96	$1,739
Three Months Ended December 31, 2011
Employee termination benefits	$273	$(160)	$113
Total restructuring charges, asset impairments, and other costs associated with exit and disposal activities	$273	$(160)	$113
Six Months Ended December 31, 2012
Employee termination benefits	$2,953	$(18)	$2,935
Leases	—	13	13
Other	11	234	245
Total restructuring charges, asset impairments, and other costs associated with exit and disposal activities	$2,964	$229	$3,193
Six Months Ended December 31, 2011
Employee termination benefits	$316	$(75)	$241
Leases	—	30	30
Other	—	39	39
Total restructuring charges, asset impairments, and other costs associated with exit and disposal activities	$316	$(6)	$310

6.	Stockholders’ Equity and Redeemable Noncontrolling Interests

The following table summarizes the activity in stockholders’ equity and redeemable noncontrolling interests for the periods indicated (in thousands):

	Stockholders’ Equity Attributable to Solera Holdings, Inc.
	Common Shares
	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Solera Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at June 30, 2012	68,895	$582,693	$141,814	$(47,273)	$677,234	$10,147	$687,381	$88,603
Net income	—	—	53,409	—	53,409	1,962	55,371	3,488
Other comprehensive income	—	—	—	27,274	27,274	717	27,991	4,219
Stock-based compensation	—	11,119	—	—	11,119	—	11,119	—
Purchases of Solera Holdings, Inc. common shares(1)	(250)	(2,099)	(8,881)	—	(10,980)	—	(10,980)	—
Issuance of common shares under stock award plans, net	190	1,784	—	—	1,784	—	1,784	—
Dividends paid on common stock and participating securities	—	—	(17,382)	—	(17,382)	—	(17,382)	—
Dividends paid to noncontrolling owners	—	—	—	—	—	(3,573)	(3,573)	(674)
Acquisition of additional ownership interest in majority-owned subsidiary(2)	—	—	—	—	—	—	—	(14,093)
Revaluation of and additions to noncontrolling interests	—	(7,226)	(207)	—	(7,433)	—	(7,433)	7,433
Balance at December 31, 2012	68,835	$586,271	$168,753	$(19,999)	$735,025	$9,253	$744,278	$88,976

	Stockholders’ Equity Attributable to Solera Holdings, Inc.
	Common Shares
	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Solera Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at June 30, 2011	70,795	$587,265	$151,366	$36,413	$775,044	$10,065	$785,109	$94,841
Net income	—	—	59,463	—	59,463	2,404	61,867	3,715
Other comprehensive loss	—	—	—	(58,928)	(58,928)	(558)	(59,486)	(9,951)
Stock-based compensation	—	8,139	—	—	8,139	—	8,139	—
Purchases of Solera Holdings, Inc. common shares(1)	(754)	(7,590)	(34,555)	—	(42,145)	—	(42,145)	—
Issuance of common shares under stock award plans, net	124	930	—	—	930	—	930	—
Dividends paid on common stock and participating securities	—	—	(14,265)	—	(14,265)	—	(14,265)	—
Dividends paid to noncontrolling owners	—	—	—	—	—	(1,133)	(1,133)	(1,148)
Sale of shares of majority-owned subsidiary(3)	—	2,037	—	—	2,037	102	2,139	—
Acquisition of additional ownership interest in majority-owned subsidiary(4)	—	—	137	—	137	—	137	(9,628)
Revaluation of and additions to noncontrolling interests	—	(3,720)	(3,888)	—	(7,608)	—	(7,608)	7,608
Balance at December 31, 2011	70,165	$587,061	$158,258	$(22,515)	$722,804	$10,880	$733,684	$85,437

(1)
Please refer to Note 7 for further information on repurchases of our common stock. In accordance with ASC Topic No. 505-30-30, we have allocated the cost of the shares repurchased between paid-in capital and retained earnings based on the excess of the repurchase price over the stated value.

(2)	In October 2012, we acquired an additional 7.42% ownership interest in AUTOonline for €10.9 million ($14.1 million).

(3)	In September 2011, we sold a 2.5% ownership interest in one of our majority-owned subsidiaries for €1.5 million ($2.1 million).

(4)	In November 2011, we acquired an additional 6.7% ownership interest in AUTOonline for €7.1 million ($9.5 million).

7.	Share Repurchase Program

In November 2011, our Board of Directors approved a share repurchase program for up to a total of $180 million of our common stock through November 10, 2013. Share repurchases are made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. The repurchase program does not require us to purchase any specific number or amount of shares, and the timing and amount of such purchases will be determined by management based upon market conditions and other factors. In addition, the program may be amended or terminated at the discretion of our Board of Directors. During six months ended December 31, 2012, we purchased 0.3 million shares for $11.0 million. Through December 31, 2012, we have repurchased approximately 2.5 million shares for $114.5 million under the share repurchase program.

8.	Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements Using:
	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value at December 31, 2012:
Cash and cash equivalents	$448,244	$448,244	$—	$—
Restricted cash (1)	3,397	3,397	—	—
Derivative financial instruments classified as liabilities (2)	7,800	—	7,800	—
Accrued contingent purchase consideration (2)	23,225	—	—	23,225
Redeemable noncontrolling interests	88,976	—	—	88,976
Fair value at June 30, 2012:
Cash and cash equivalents	$508,246	$508,246	$—	$—
Restricted cash (1)	2,548	2,548	—	—
Derivative financial instruments classified as assets (3)	2,197	—	2,197	—
Accrued contingent purchase consideration (2)	4,941	—	—	4,941
Redeemable noncontrolling interests (4)	74,118	—	—	74,118

(1)
Included in other current assets and other noncurrent assets in the accompanying consolidated balance sheets. Restricted cash primarily relates to funds held in escrow for the benefit of customers and the sellers of acquired businesses, and facility lease deposits.

(2)	Included in accrued expenses and other current liabilities, and other noncurrent liabilities in the accompanying consolidated balance sheet.

(3)	Included in other noncurrent assets in the accompanying consolidated balance sheet.

(4)	Does not include the redeemable noncontrolling interest of AUTOonline, which is not measured at fair value on a recurring basis.

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

Accrued contingent purchase consideration. We accrue contingent future cash payments related to business combinations at fair value as of the acquisition date and re-assess the fair value measurement at each reporting date. Fair value is determined by estimating the present value of potential future cash payments that would be earned upon achievement by the acquired business of certain financial performance, product-related, integration and other objectives. Our estimate of fair value considers a range of possible cash payment scenarios using information available as of the reporting date, including the recent financial performance of the acquired businesses (Level 3 inputs).

The following table summarizes the activity in accrued contingent purchase consideration which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

	Three Months Ended December 31,
	2012	2011
Balance at beginning of period	$4,816	$2,716
Current period acquisitions	19,632	581
Change in fair value	(234)	88
Payments	(1,118)	(100)
Effect of foreign exchange	129	(10)
Balance at end of period	$23,225	$3,275

	Six Months Ended December 31,
	2012	2011
Balance at beginning of period	$4,941	$1,189
Current period acquisitions	19,632	2,293
Change in fair value	(234)	(85)
Payments	(1,243)	(100)
Effect of foreign exchange	129	(22)
Balance at end of period	$23,225	$3,275

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

At December 31, 2012 and June 30, 2012, we estimated the fair value of the redeemable noncontrolling interest in one of our majority-owned subsidiaries based on recent stock transactions with the noncontrolling stockholders, a Level 2 input, and a discounted cash flow model, a Level 3 input.

The significant unobservable inputs in the valuation of redeemable noncontrolling interests include a discount rate and long-term growth rates.

The discount rate used in the determination of the estimated fair value of the redeemable noncontrolling interests as of December 31, 2012 using the income approach ranged between 13.3% and 15.0%, with a weighted average discount rate of 13.4%, reflecting a market participant's perspective as a noncontrolling shareholder in a privately-held subsidiary. The long-term growth rate used in the determination of the estimated fair value of the redeemable noncontrolling interests as of December 31, 2012 using the income approach ranged between 1.5% and 4.0%, with a weighted average long-term growth rate of 3.8%.

The following table summarizes the activity in redeemable noncontrolling interests which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

	Three Months Ended December 31,
	2012	2011
Balance at beginning of period	$75,780	$67,694
Net income attributable to redeemable noncontrolling interests	1,751	1,515
Change in fair value	8,775	5,094
Effect of foreign exchange	2,670	(3,366)
Balance at end of period	$88,976	$70,937

	Six Months Ended December 31,
	2012	2011
Balance at beginning of period	$74,118	$71,641
Net income attributable to redeemable noncontrolling interests	3,218	2,956
Change in fair value	7,245	3,720
Effect of foreign exchange	4,395	(7,380)
Balance at end of period	$88,976	$70,937

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

No assets or liabilities were required to be measured at fair value on a nonrecurring basis during the three and six months ended December 31, 2012.

Fair Value of Other Financial Instruments

The carrying amounts of certain of our financial instruments, including accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short-term nature. The carrying value of our senior secured credit facility approximates fair value due to the facility’s variable interest rate. Based on the original issue price of the Senior Notes that we issued in April 2012, we believe that the fair value of the Senior Notes is approximately $873.1 million as compared to the carrying value at December 31, 2012 of $859.6 million.

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

The following table summarizes the fair value of our derivative financial instruments, which are included in other noncurrent assets, accrued expenses and other current liabilities, and other noncurrent liabilities in the accompanying condensed consolidated balance sheets (in thousands):

	December 31, 2012	June 30, 2012
Derivative financial instruments classified as assets
Cross-currency swaps	$—	$2,197

Derivative financial instruments classified as liabilities
Cross-currency swaps	$5,909	$—
U.S. dollar interest rate swaps	$618	$—
Euro interest rate swaps	1,273	—
Total	$7,800	$—

The following table summarizes the effect of our derivative financial instruments, designated as cash flow hedges, on the consolidated statements of income and accumulated other comprehensive income (loss) (“AOCI”) for the three and six months ended December 31, 2012 (in thousands). No derivative instruments were outstanding during the three and six months ended December 31, 2011.

Derivative Financial Instruments	Loss Recognized in AOCI on Derivatives (1)	Location of Loss Reclassified from AOCI into Income (1)	Loss Reclassified from AOCI into Income (1)	Location of Loss Recognized in Income on Derivatives (2)	Loss Recognized in Income on Derivatives (2)
Three Months Ended December 31, 2012
Cross-currency swaps	$(6,144)	Interest Expense	$(84)	N/A	$—
		Other Expense, net	(3,902)	N/A	—
U.S. dollar interest rate swaps	64	Interest Expense	(120)	Interest Expense	(5)
Euro interest rate swaps	(798)	Interest Expense	(135)	Interest Expense	(4)
Total	$(6,878)		$(4,241)		$(9)

Six Months Ended December 31, 2012
Cross-currency swaps	$(7,974)	Interest Expense	$(108)	N/A	$—
		Other Expense, net	(6,976)	N/A	—
U.S. dollar interest rate swaps	(749)	Interest Expense	(136)	Interest Expense	(12)
Euro interest rate swaps	(1,423)	Interest Expense	(154)	Interest Expense	(4)
Total	$(10,146)		$(7,374)		$(16)

(1)	Effective portion.

(2)	Ineffective portion and amount excluded from effectiveness testing.

10.	Share-Based Compensation

Share-Based Award Activity

The following table summarizes restricted stock unit and performance share unit activity during the six months ended December 31, 2012:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Nonvested at June 30, 2012	471	$52.24
Granted	485	$43.57
Vested	(120)	$47.57
Forfeited	(25)	$42.43
Nonvested at December 31, 2012	811	$48.04

The following table summarizes stock option activity during the six months ended December 31, 2012:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2012	1,906	$40.59
Granted	829	$42.20
Exercised	(82)	$25.44
Canceled	(24)	$43.59
Outstanding at December 31, 2012	2,629	$41.49	5.5	$32,980
Exercisable at December 31, 2012	1,064	$36.22	4.7	$18,766

Of the stock options outstanding at December 31, 2012, approximately 2.5 million are vested or expected to vest.

Cash received from the exercise of stock options was $2.1 million during the six months ended December 31, 2012. The intrinsic value of stock options exercised during the six months ended December 31, 2012 and 2011 totaled $1.9 million and $1.1 million, respectively.

Valuation of Share-Based Awards

We utilized the Black-Scholes option pricing model for estimating the grant date fair value of stock options with the following assumptions:

	Risk-Free Interest Rate	Expected Term (in years)	Weighted Average Expected Stock Price Volatility	Expected Dividend Yield	Weighted Average Per Share Grant Date Fair Value
Six Months Ended December 31, 2012	0.6%	4.6	33%	1.2%	$10.66
Six Months Ended December 31, 2011	1.1%	4.6	33%	0.9%	$15.71

We based the risk-free interest rates on the implied yield available on U.S. Treasury constant maturities in effect at the time of the grant with remaining terms equivalent to the respective expected terms of the options. Because we have a limited history of stock option exercises, we calculated the expected award life as the average of the contractual term and the vesting period. We determined the expected volatility based on a combination of implied market volatilities, our historical stock price volatility and other factors. The dividend yield is based on our quarterly dividend of $0.125 and $0.10 per share declared during the first nine months of fiscal year 2013 and fiscal 2012, respectively.

The weighted average grant date fair value of restricted stock units and performance share units granted during the six months ended December 31, 2012 and 2011, excluding performance share units that are earned based on our relative total stockholder return (“TSR”), was $43.57 and $54.71, respectively, determined based on the market price of our common stock on the date of grant, which approximates the intrinsic value.

To estimate the grant date fair value of performance share units that are earned based on our relative TSR, we utilized a Monte-Carlo simulation model which simulates a range of our possible future stock prices and certain peer companies and assumes that the performance share units will be earned at target. Based on the Monte-Carlo simulation model, the grant date fair value of performance share units that are earned based on our relative TSR granted during the three months ended December 31, 2011 was $54.61 per share. No performance share units that are earned based on our relative TSR were granted during the three months ended December 31, 2012.

Share-Based Compensation Expense

Share-based compensation expense, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income, was $7.1 million and $11.1 million for the three and six months ended December 31, 2012, respectively, and $4.5 million and $8.1 million for the three and six months ended December 31, 2011, respectively. At December 31, 2012, the estimated total remaining unamortized share-based compensation expense, net of forfeitures, was $47.9 million, which we expect to recognize over a weighted-average period of 2.5 years.

11.	Defined Benefit Pension Plans

Our foreign subsidiaries sponsor various defined benefit pension plans and individual defined benefit arrangements covering certain eligible employees. We base the benefits under these pension plans on years of service and compensation levels. Funding is limited to statutory requirements.

The components of net pension expense were as follows for the periods indicated (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Service cost — benefits earned during the period	$1,007	$954	$1,983	$2,018
Interest cost on projected benefits	823	913	1,629	1,876
Expected return on plan assets	(619)	(642)	(1,227)	(1,319)
Amortization of gain	115	23	215	48
Net pension expense	$1,326	$1,248	$2,600	$2,623

12. Provision For Income Taxes

We recorded an income tax provision of $9.2 million and $10.9 million for the three and six months ended December 31, 2012, respectively, and $10.8 million and $24.0 million for the three and six months ended December 31, 2011, respectively. The expected tax provision derived from applying the U.S. federal statutory rate to our pre-tax income for the three and six months ended December 31, 2012 differed from our recorded income tax provision primarily due to an enacted tax law change that will allow for the realization of tax benefits for certain foreign net operating loss carryforwards, and higher earnings in jurisdictions with lower income tax rates which are indefinitely reinvested. This was partially offset by the impact of the expiration of the look through exception for related controlled foreign corporations and certain discrete tax charges for the quarter.

Gross unrecognized tax benefits as of December 31, 2012 and June 30, 2012 were $12.6 million and $9.6 million, respectively. No significant interest and penalties have been accrued during the six months ended December 31, 2012. While there is no assurance to the outcome, we believe it is reasonably possible within the next 12 months to recognize between $1.0 million to $4.0 million of tax benefit due to a favorable resolution associated with a disputed foreign tax ruling previously received by the Company.

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

(in thousands)	EMEA	Americas	Corporate	Total
Three Months Ended December 31, 2012
Revenues	$117,177	$92,055	$—	$209,232
Income before provision for income taxes	43,123	26,464	(37,983)	31,604
Significant items included in income before provision for income taxes:
Depreciation and amortization	11,594	13,908	83	25,585
Interest expense	25	—	17,461	17,486
Capital expenditures	2,932	3,758	—	6,690
Three Months Ended December 31, 2011
Revenues	$116,304	$78,837	$—	$195,141
Income before provision for income taxes	42,982	26,899	(27,969)	41,912
Significant items included in income before provision for income taxes:
Depreciation and amortization	12,904	12,846	20	25,770
Interest expense	293	2	12,057	12,352
Capital expenditures	5,886	1,733	—	7,619
Six Months Ended December 31, 2012
Revenues	$227,269	$177,683	$—	$404,952
Income before provision for income taxes	83,819	57,665	(71,772)	69,712
Significant items included in income before provision for income taxes:
Depreciation and amortization	22,868	26,753	159	49,780
Interest expense	28	—	34,758	34,786
Capital expenditures	5,501	10,028	—	15,529
Total assets as of December 31, 2012	1,247,342	846,816	145,186	2,239,344
Total assets as of June 30, 2012	1,150,287	738,725	262,804	2,151,816
Six Months Ended December 31, 2011
Revenues	$234,861	$158,974	$—	$393,835
Income before provision for income taxes	87,920	55,538	(53,848)	89,610
Significant items included in income before provision for income taxes:
Depreciation and amortization	25,970	25,788	20	51,778
Interest expense	673	14	23,959	24,646
Capital expenditures	13,371	3,815	—	17,186

Geographic revenue information is based on the location of the customer and was as follows for the periods presented (in thousands):

	Europe *	United States	United Kingdom	Germany	All Other	Total
Three Months Ended December 31, 2012	66,961	66,960	25,081	21,148	29,082	209,232
Three Months Ended December 31, 2011	66,369	57,464	24,409	21,942	24,957	195,141
Six Months Ended December 31, 2012	129,553	129,007	48,952	41,165	56,275	404,952
Six Months Ended December 31, 2011	133,723	114,758	49,696	44,282	51,376	393,835
*    Excludes the United Kingdom and Germany.

14.	Subsequent Events

On February 7, 2013, we announced that the Audit Committee of our Board of Directors approved the payment of a quarterly cash dividend of $0.125 per share of outstanding common stock and per outstanding restricted stock unit. The Audit Committee also approved a quarterly stock dividend equivalent of $0.125 per outstanding restricted stock unit granted to certain of our executive officers since fiscal year 2011 in lieu of the cash dividend, which dividend equivalent will be paid to the restricted stock unit holders as the restricted stock unit vests. The dividends are payable on March 6, 2013 to stockholders and restricted stock unit holders of record at the close of business on February 21, 2013.

On January 29, 2013, we completed the acquisition of HyperQuest Inc., a U.S.-based business. HyperQuest Inc. is a provider of proprietary, web-based subrogation solutions and software tools that lower processing costs and provide transparency to subrogation and out-of-network claims.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are identified by the use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies and include, but are not limited to, statements about: increase in customer demand for our software and services; growth rates for the automobile insurance claims industry; growth rates for vehicle purchases and car parcs; customer adoption rates for automated claims processing software and services; increases in customer spending on automated claims processing software and services; efficiencies resulting from automated claims processing; performance and benefits of our products and services; development or acquisition of claims processing products and services in areas other than automobile insurance; our relationship with insurance company customers as they continue global expansion; revenue growth resulting from the launch of new software and services; improvements in operating margins resulting from operational efficiency initiatives; increased utilization of our software and services resulting from increased severity; our expectations regarding the growth rates for vehicle insurance; changes in the amount of our existing unrecognized tax benefits; our revenue mix; our income taxes, including the periods during which tax benefits may be recognized; restructuring plans, potential restructuring charges and their impact on our revenues; our operating expense growth and operating expenses as a percentage of our revenues; stability of our development and programming costs; growth of our selling, general and administrative expenses; increase in total depreciation and amortization expense; increase in interest expense and possible impact of future foreign currency fluctuations; growth of our acquisition and related costs; our ability to realize our U.S. deferred tax assets during the respective carryforward and reversal periods; our use of cash and liquidity position going forward; cash needs to service our debt; our ability to grow in all types of markets and the benefits of products and services of companies or assets we have acquired.

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

All percentage amounts and ratios were calculated using the underlying data in whole dollars and may reflect rounding adjustments. Operating results for the three and six months ended December 31, 2012 are not necessarily indicative of the results that may be expected for any future period. We describe the effects on our results that are attributed to the change in foreign currency exchange rates by measuring the incremental difference between translating the current and prior period results at the monthly average rates for the same period from the prior year.

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

We serve over 75,000 customers and are active in over 60 countries across six continents with approximately 2,600 employees. Our customers include more than 1,500 automobile insurance companies, 36,500 collision repair facilities, 7,000 independent assessors and 30,000 automotive recyclers, auto dealers and others. We derive revenues from many of the world’s largest automobile insurance companies, including the ten largest automobile insurance companies in Europe and eight of the ten largest automobile insurance companies in North America.

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

The table below sets forth our revenues by reportable segment and as a percentage of our total revenues for the periods indicated (dollars in millions):

	Three Months Ended December 31,				Six Months Ended December 31,
	2012		2011		2012		2011
EMEA	$117.2	56.0%	$116.3	59.6%	$227.3	56.1%	$234.9	59.6%
Americas	92.0	44.0	78.8	40.4	177.7	43.9	158.9	40.4
Total	$209.2	100.0%	$195.1	100.0%	$405.0	100.0%	$393.8	100.0%

For the three and six months ended December 31, 2012, the United States, the United Kingdom and Germany were the only countries that individually represented more than 10% of our total revenues.

18 months after acquiring Explore, we have launched AudaExplore, which combines our Audatex U.S. claims-related business, and our Explore re-underwriting business.

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

Operating expenses

Our operating expenses primarily include: compensation and benefit costs for our operations, database development and customer service personnel; other costs related to operations, database development and customer support functions; third-party data and royalty costs; costs related to computer software and hardware used in the delivery of our software and services; and the costs of purchased data from state departments of motor vehicles.

Systems development and programming costs

Systems development and programming costs primarily include: compensation and benefit costs for our product development and product management personnel; other costs related to our product development and product management functions; and costs related to external software consultants involved in systems development and programming activities.

Selling, general and administrative expenses

Our selling, general and administrative expenses primarily include: compensation and benefit costs for our sales, marketing, administration and corporate personnel; costs related to our facilities; professional and legal fees; and share-based compensation expense.

Depreciation and amortization

Depreciation includes depreciation attributable to buildings, leasehold improvements, data processing and computer equipment, purchased software, and furniture and fixtures. Amortization includes amortization attributable to software developed or obtained for internal use and intangible assets acquired in business combinations, particularly our acquisition of the Claims Services Group from Automated Data Processing, Inc. in 2006 (the “CSG Acquisition”) and our acquisition of Explore Information Services, LLC (“Explore”) in fiscal year 2011.

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

Foreign currency. During the three and six months ended December 31, 2012, we generated approximately 68% of our revenues and incurred a majority of our costs, in currencies other than the U.S. dollar, primarily the Euro, as compared to 71% during each of the three and six months ended December 31, 2011. We translate our local currency financial results into U.S.

dollars based on average exchange rates prevailing during a reporting period for our consolidated statement of income and certain components of stockholders’ equity and the exchange rate at the end of that period for the consolidated balance sheet. These translations resulted in foreign currency translation adjustments of $13.2 million and $29.5 million for the three and six months ended December 31, 2012 respectively, and $(24.1) million and $(58.9) million for the three and six months ended December 31, 2011, respectively, which are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction (income) losses recognized in our consolidated statements of income were $(0.1) million and $0.4 million during the three and six months ended December 31, 2012, respectively, and $0.1 million and $0.2 million during the three and six months ended December 31, 2011, respectively.

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

Period	Average Euro-to-U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2011	$1.42	$1.61
Quarter ended December 31, 2011	1.35	1.57
Quarter ended March 31, 2012	1.31	1.57
Quarter ended June 30, 2012	1.28	1.58
Quarter ended September 30, 2012	1.25	1.58
Quarter ended December 31, 2012	1.30	1.61

During the three months ended December 31, 2012 as compared to the three months ended December 31, 2011, the movement of the U.S. dollar against most major foreign currencies we use to transact our business was mixed. Relative to the Euro, the average U.S. dollar strengthened by 3.9%, which decreased our revenues and expenses for the three months ended December 31, 2012 relating to the Euro markets in which we transact business. In contrast, the average U.S. dollar weakened versus the Pound Sterling by 2.1%, which increased our revenues and expenses for the three months ended December 31, 2012 relating to the United Kingdom. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in an increase or decrease, as the case may be, to our revenues of $7.1 million and $13.8 million during the three and six months ended December 31, 2012, respectively.

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

Factors that affect business volume. The following external factors have or may have an effect on the number of claims that are submitted and/or our volume of transactions, any of which can affect our revenues:

•
Number of insurance claims made. In fiscal year 2012, the number of insurance claims made increased slightly versus fiscal year 2011. However, in several of our large western European markets, the number of insurance claims for vehicle damage submitted by owners to their insurance carriers declined. The number of insurance claims made can be influenced by factors such as unemployment levels, the number of miles driven, rising gasoline prices, the number of uninsured drivers, rising insurance premiums and insured opting for lower coverage or higher deductible levels, among other things. Fewer claims made can reduce the transaction-based fees that we generate.

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

•
Automobile usage—number of miles driven. Several factors can influence miles driven including gasoline prices and economic conditions. Through November of calendar year 2012, miles driven in the United States increased by 0.6% compared to the same period in the prior year. Higher miles driven can result in a greater number of automobile accidents, which can increase the transaction-based fees that we generate.

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

Share-based compensation expense. We incurred pre-tax, non-cash share-based compensation charges of $7.1 million and $11.1 million for the three and six months ended December 31, 2012, respectively, and $4.5 million and $8.1 million for the three and six months ended December 31, 2011, respectively. We expect to recognize additional pre-tax, non-cash share-based compensation charges related to share-based awards outstanding at December 31, 2012, the estimated total remaining unamortized share-based compensation expense, net of forfeitures, was $47.9 million, which we expect to recognize over a weighted-average period of 2.5 years.

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

Results of Operations

Our results of operations include the results of operations of acquired companies from the date of the respective acquisitions.

The table below sets forth statement of income data, including the amount and percentage changes for the periods indicated (dollars in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2012	2011	Change		2012	2011	Change
	$	$	$	%	$	$	$	%
Revenues	209,232	195,141	14,091	7.2	404,952	393,835	11,117	2.8
Cost of revenues:
Operating expenses	45,102	41,999	3,103	7.4	87,442	85,617	1,825	2.1
Systems development and programming costs	20,543	17,893	2,650	14.8	38,400	36,938	1,462	4.0
Total cost of revenues (excluding depreciation and amortization)	65,645	59,892	5,753	9.6	125,842	122,555	3,287	2.7
Selling, general & administrative expenses	58,016	52,010	6,006	11.5	108,925	100,431	8,494	8.5
Depreciation and amortization	25,585	25,770	(185)	(0.7)	49,780	51,778	(1,998)	(3.9)
Restructuring charges, asset impairments and other costs associated with exit and disposal activities	1,739	113	1,626	1,438.9	3,193	310	2,883	930.0
Acquisition and related costs	8,821	2,395	6,426	268.3	11,979	3,752	8,227	219.3
Interest expense	17,486	12,352	5,134	41.6	34,786	24,646	10,140	41.1
Other expense, net	336	697	(361)	(51.8)	735	753	(18)	(2.4)
	177,628	153,229	24,399	15.9	335,240	304,225	31,015	10.2
Income before provision for income taxes	31,604	41,912	(10,308)	(24.6)	69,712	89,610	(19,898)	(22.2)
Income tax provision	9,156	10,775	(1,619)	(15.0)	10,853	24,028	(13,175)	(54.8)
Net income	22,448	31,137	(8,689)	(27.9)	58,859	65,582	(6,723)	(10.3)
Less: Net income attributable to noncontrolling interests	2,680	2,913	(233)	(8.0)	5,450	6,119	(669)	(10.9)
Net income attributable to Solera Holdings, Inc.	19,768	28,224	(8,456)	(30.0)	53,409	59,463	(6,054)	(10.2)

The table below sets forth our statement of income data expressed as a percentage of revenues for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Operating expenses	21.6	21.5	21.6	21.7
Systems development and programming costs	9.8	9.2	9.5	9.4
Total cost of revenues (excluding depreciation and amortization)	31.4	30.7	31.1	31.1
Selling, general & administrative expenses	27.7	26.7	26.9	25.5
Depreciation and amortization	12.2	13.2	12.3	13.1
Restructuring charges, asset impairments and other costs associated with exit and disposal activities	0.8	0.1	0.8	0.1
Acquisition and related costs	4.2	1.2	3.0	1.0
Interest expense	8.4	6.3	8.6	6.3
Other expense, net	0.2	0.4	0.2	0.2
	84.9	78.5	82.9	77.2
Income before provision for income taxes	15.1	21.5	17.2	22.8
Income tax provision	4.4	5.5	2.7	6.1
Net income	10.7	16.0	14.5	16.7
Less: Net income attributable to noncontrolling interests	1.3	1.5	1.3	1.6
Net income attributable to Solera Holdings, Inc.	9.4%	14.5%	13.2%	15.1%

Revenues

Three Months Ended December 31, 2012 vs. Three Months Ended December 31, 2011. During the three months ended December 31, 2012, revenues increased $14.1 million, or 7.2%. After adjusting for changes in foreign currency exchange rates, revenues increased $17.6 million, or 9.0%, during the three months ended December 31, 2012 due to revenue growth in both our EMEA and Americas segments.

Our EMEA revenues increased $0.9 million, or 0.8%, to $117.2 million. After adjusting for changes in foreign currency exchange rates, EMEA revenues increased $3.8 million, or 3.2%, during the three months ended December 31, 2012 resulting from growth in transaction revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers, and incremental revenue contributions from immaterial acquisitions.

Our Americas revenues increased $13.2 million, or 16.8%, to $92.0 million. After adjusting for changes in foreign currency exchange rates, Americas revenues increased $13.8 million, or 17.5%, during the three months ended December 31, 2012 resulting from incremental revenue contributions from immaterial acquisitions, revenue growth in our AudaExplore business primarily due to an increase in drivers and households monitored, and growth in transaction and subscription revenues from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

We expect AudaExplore to continue to expand its Explore offerings into additional U.S. states, and we expect AudaExplore's revenues to increase in connection with this expansion.

Six Months Ended December 31, 2012 vs. Six Months Ended December 31, 2011. During the six months ended December 31, 2012, revenues increased $11.1 million, or 2.8%. After adjusting for changes in foreign currency exchange rates, revenues increased $29.2 million, or 7.4%, during the six months ended December 31, 2012 due to growth in both our EMEA and Americas segments.

Our EMEA revenues decreased $7.6 million, or 3.2%, to $227.3 million. After adjusting for changes in foreign currency exchange rates, EMEA revenues increased $7.2 million, or 3.1%, during the six months ended December 31, 2012 resulting from growth in transaction revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers, and incremental revenue contributions from immaterial acquisitions.

Our Americas revenues increased $18.7 million, or 11.8%, to $177.7 million. After adjusting for changes in foreign currency exchange rates, Americas revenues increased $22.0 million, or 13.8%, during the six months ended December 31, 2012 resulting from incremental revenue contributions from immaterial acquisitions, revenue growth in our AudaExplore business due to an increase in drivers and households monitored, and growth in transaction and subscription revenues from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

Set forth below are revenues from each of our principal customer categories and as a percentage of revenues for the periods indicated (dollars in millions):

	Three Months Ended December 31,				Six Months Ended December 31,
	2012		2011		2012		2011
Insurance companies	$98.3	47.0%	$88.6	45.4%	$187.4	46.3%	$178.8	45.4%
Collision repair facilities	65.7	31.4	63.9	32.8	130.0	32.0	128.5	32.6
Independent assessors	18.7	8.9	19.4	9.9	36.3	9.0	38.6	9.8
Automotive recyclers and other	26.5	12.7	23.2	11.9	51.3	12.7	47.9	12.2
Total	$209.2	100.0%	$195.1	100.0%	$405.0	100.0%	$393.8	100.0%

Revenue growth for each of our customer categories was as follows:

	Three Months Ended December 31, 2012		Six Months Ended December 31, 2012
(dollars in millions)	Revenue Growth	Percentage Change	Revenue Growth	Percentage Change
Insurance companies	$9.7	11.0%	$8.6	4.8%
Collision repair facilities	1.8	2.7	1.5	1.2
Independent assessors	(0.7)	(3.7)	(2.3)	(6.2)
Automotive recyclers and other	3.3	14.2	3.3	7.0
Total	$14.1	7.2%	$11.1	2.8%

Revenue growth for each of our customer categories after adjusting for changes in foreign currency exchange rates was as follows:

	Three Months Ended December 31, 2012		Six Months Ended December 31, 2012
(dollars in millions)	Revenue Growth	Percentage Change	Revenue Growth	Percentage Change
Insurance companies	$11.3	12.8%	$16.2	9.1%
Collision repair facilities	2.9	4.5	8.1	6.3
Independent assessors	0.1	0.4	0.8	1.9
Automotive recyclers and other	3.3	13.9	4.1	8.6
Total	$17.6	9.0%	$29.2	7.4%

Operating expenses

Three Months Ended December 31, 2012 vs. Three Months Ended December 31, 2011. During the three months ended December 31, 2012, operating expenses increased $3.1 million, or 7.4%. After adjusting for changes in foreign currency exchange rates, operating expenses increased $3.7 million, or 8.8%, during the three months ended December 31, 2012 primarily due to an increase in operating expenses in our Americas segment.

Our EMEA operating expenses decreased $0.6 million, or 2.8%. After adjusting for changes in foreign currency exchange rates, EMEA operating expenses decreased $0.2 million, or 0.7%, during the three months ended December 31, 2012 primarily due to ongoing waste reduction and cost containment initiatives.

Our Americas operating expenses increased $3.7 million or 18.7%. After adjusting for changes in foreign currency exchange rates, Americas operating expenses increased $3.9 million, or 19.3%, during the three months ended December 31, 2012 primarily due to an increase in the costs of data purchased from state departments of motor vehicles consistent with the revenue growth in our AudaExplore business.

We expect AudaExplore's operating expenses (primarily relating to acquisition costs for data utilized in Explore's offerings) to increase in absolute dollars as AudaExplore expands its offerings into additional U.S. states.

Six Months Ended December 31, 2012 vs. Six Months Ended December 31, 2011. During the six months ended December 31, 2012, operating expenses increased $1.8 million, or 2.1%. After adjusting for changes in foreign currency exchange rates, operating expenses increased $5.1 million, or 6.0%, during the six months ended December 31, 2012 primarily due to an increase in operating expenses in our Americas segment.

Our EMEA operating expenses decreased $3.3 million, or 7.4%. After adjusting for changes in foreign currency exchange rates, EMEA operating expenses decreased $0.5 million, or 1.1%, during the six months ended December 31, 2012 primarily due to ongoing waste reduction and cost containment initiatives.

Our Americas operating expenses increased $5.1 million or 12.4%. After adjusting for changes in foreign currency exchange rates, Americas operating expenses increased $5.6 million, or 13.6%, during the six months ended December 31, 2012 primarily due to an increase in the costs of data purchased from state departments of motor vehicles consistent with the revenue growth in our Explore business.

Systems development and programming costs

Three Months Ended December 31, 2012 vs. Three Months Ended December 31, 2011. During the three months ended December 31, 2012, systems development and programming costs (“SD&P”) increased $2.7 million, or 14.8%. After adjusting for changes in foreign currency exchange rates, SD&P increased $2.9 million, or 16.4%, during the three months ended December 31, 2012 primarily due to an increase in SD&P expenses in our Americas segment.

Our EMEA SD&P decreased $0.2 million, or 1.9%. After adjusting for changes in foreign currency exchange rates, EMEA SD&P increased $0.1 million, or 0.3%, during the three months ended December 31, 2012 primarily due to an increase in personnel related expenses.

Our Americas SD&P increased $2.9 million, or 48.3%. After adjusting for changes in foreign currency exchange rates, Americas SD&P increased $2.8 million, or 48.5%, during the three months ended December 31, 2012 primarily due to an increase in personnel related expenses resulting from increased investment in new product development in the U.S., and incremental SD&P contributions from immaterial acquisitions.

Six Months Ended December 31, 2012 vs. Six Months Ended December 31, 2011. During the six months ended December 31, 2012, SD&P increased $1.5 million, or 4.0%. After adjusting for changes in foreign currency exchange rates, SD&P increased $3.3 million, or 8.9%, during the six months ended December 31, 2012 primarily due to an increase in SD&P expenses in our Americas segment partially offset by a decrease in SD&P expenses in our EMEA segment.

Our EMEA SD&P decreased $2.6 million, or 10.3%. After adjusting for changes in foreign currency exchange rates, EMEA SD&P decreased $0.8 million, or 3.4%, during the six months ended December 31, 2012 primarily due to a decrease in personnel related expenses resulting from ongoing waste reduction and cost containment initiatives.

Our Americas SD&P increased $4.1 million, or 34.1%. After adjusting for changes in foreign currency exchange rates, Americas SD&P increased $4.1 million, or 34.8%, during the six months ended December 31, 2012 primarily due to an increase in personnel related expenses resulting from increased investment in new product development in the U.S., and incremental SD&P contributions from immaterial acquisitions.

Selling, general and administrative expenses

Three Months Ended December 31, 2012 vs. Three Months Ended December 31, 2011. During the three months ended December 31, 2012, selling, general and administrative expenses (“SG&A”) increased $6.0 million, or 11.5%. After adjusting for changes in foreign currency exchange rates, SG&A increased $6.7 million, or 12.9%, primarily due to a $2.6 million increase in stock-based compensation expense, incremental SG&A contributions from immaterial acquisitions of $1.8 million, a $1.5 million increase in personnel, travel and recruiting expenses in our Corporate function to support continued organizational growth, $0.5 million of legal fees incurred in connection with our patent infringement lawsuit against Mitchell and a $0.3 million increase in advertising and marketing expenses.

Six Months Ended December 31, 2012 vs. Six Months Ended December 31, 2011. During the six months ended December 31, 2012, SG&A increased $8.5 million, or 8.5%. After adjusting for changes in foreign currency exchange rates, SG&A increased $12.6 million, or 12.5%, primarily due to a $3.4 million increase in personnel, travel and recruiting expenses in our Corporate function to support continued organizational growth, a $3.0 million increase in stock-based compensation expense, incremental SG&A contributions from immaterial acquisitions of $2.7 million, a $1.0 million increase in advertising and marketing expenses and $1.0 million of legal fees incurred in connection with our patent infringement lawsuit against Mitchell. The remaining increase is primarily due to the continued growth of our business, particularly in evolving and emerging markets. As a percentage of revenues, SG&A, excluding stock-based compensation expense and legal fees incurred in connection with our patent infringement lawsuit against Mitchell, remained fairly consistent for the six months ended December 31, 2012 as compared to the six months ended December 31, 2011.

Notwithstanding the impact of fluctuations in the value of the U.S. dollar versus certain foreign currencies in which we transact business, we expect SG&A to continue to increase in the future in absolute dollars as we continue to expand our business into new markets, incur costs related to acquisitions and continue to incur costs associated with being a public company.

Depreciation and amortization

Three Months Ended December 31, 2012 vs. Three Months Ended December 31, 2011. During the three months ended December 31, 2012, depreciation and amortization decreased by $0.2 million, or 0.7%. After adjusting for changes in foreign currency exchange rates, there was no change in depreciation and amortization during the three months ended December 31, 2012 as compared to the three months ended December 31, 2011 due to the additional intangibles amortization expense associated with businesses acquired during fiscal year 2013 to date, offset by the continued decrease in amortization expense related to the intangible assets acquired in the CSG and Explore acquisitions since these intangible assets are being amortized on an accelerated basis.

Six Months Ended December 31, 2012 vs. Six Months Ended December 31, 2011. During the six months ended December 31, 2012, depreciation and amortization decreased by $2.0 million, or 3.9%. After adjusting for changes in foreign currency exchange rates, depreciation and amortization decreased $0.3 million, or 0.6% for the six months ended December 31, 2012 primarily due to the continued decrease in amortization expense related to the intangible assets acquired in the CSG and Explore acquisitions since these intangible assets are being amortized on an accelerated basis, partially offset by the additional intangibles amortization expense associated with businesses acquired during fiscal year 2013 to date.

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

Restructuring charges, asset impairments and other costs associated with exit and disposal activities

Three Months Ended December 31, 2012 vs. Three Months Ended December 31, 2011. During the three months ended December 31, 2012 and 2011, we incurred restructuring charges, asset impairments and other costs associated with exit and disposal activities of $1.7 million and $0.1 million, respectively. The restructuring charges, asset impairments and other costs associated with exit and disposal activities incurred in the three months ended December 31, 2012 consist primarily of employee termination benefits incurred in relation to ongoing restructuring initiatives. The restructuring charges incurred under these restructuring plans are expected to be paid through fiscal year 2013.

The restructuring charges, asset impairments and other costs associated with exit and disposal activities incurred in the three months ended December 31, 2011 consist primarily of employee termination benefits.

Six Months Ended December 31, 2012 vs. Six Months Ended December 31, 2011. During the six months ended December 31, 2012 and 2011, we incurred restructuring charges, asset impairments and other costs associated with exit and disposal activities of $3.2 million and $0.3 million, respectively. The restructuring charges, asset impairments and other costs associated with exit and disposal activities incurred in the six months ended December 31, 2012 consist primarily of employee termination benefits incurred in relation to ongoing restructuring initiatives. The restructuring charges incurred under these restructuring plans are expected to be paid through fiscal year 2013.

The restructuring charges, asset impairments and other costs associated with exit and disposal activities incurred in the six months ended December 31, 2011 consist primarily of employee termination benefits.

We expect to incur additional restructuring charges in future years as we continue to undertake additional efforts to improve efficiencies in our business.

Acquisition and related costs

Three Months Ended December 31, 2012 vs. Three Months Ended December 31, 2011; Six Months Ended December 31, 2012 vs. Six Months Ended December 31, 2011. We incurred acquisition and related costs of $8.8 million and $2.4 million, during the three months ended December 31, 2012 and 2011, respectively, and $12.0 million and $3.8 million during the six months ended December 31, 2012 and 2011, respectively.

Acquisition and related costs incurred during the three months ended December 31, 2012 and 2011 consist primarily of legal and professional fees incurred in connection with completed and contemplated business combinations of $1.7 million and $0.7 million, respectively, and contingent purchase consideration that is deemed compensatory in nature and other costs associated with completed acquisitions of $7.1 million and $1.7 million, respectively.

Acquisition and related costs incurred during the six months ended December 31, 2012 and 2011 consist primarily of legal and professional fees incurred in connection with completed and contemplated business combinations of $3.2 million and $1.0 million, respectively, and contingent purchase consideration that is deemed compensatory in nature and other costs associated with completed acquisitions of $8.8 million and $2.8 million, respectively.

We expect to incur additional acquisition and related costs in future years related to compensatory contingent purchase consideration from completed acquisitions and as we continue to pursue potential business combinations and asset acquisitions as part of our plan to grow our business.

Interest expense

Three Months Ended December 31, 2012 vs. Three Months Ended December 31, 2011; Six Months Ended December 31, 2012 vs. Six Months Ended December 31, 2011. During the three and six months ended December 31, 2012, interest expense increased $5.1 million and $10.1 million, respectively, due primarily to interest expense related to the senior unsecured notes issued in April 2012.

Notwithstanding fluctuations in the value of the U.S. dollar versus the Euro, we expect that our annual interest expense will increase in fiscal year 2013 as a result of the interest on the senior unsecured notes issued in April 2012.

Other expense, net

Three Months Ended December 31, 2012 vs. Three Months Ended December 31, 2011; Six Months Ended December 31, 2012 vs. Six Months Ended December 31, 2011. During the three months ended December 31, 2012, other expense, net decreased by $0.4 million due primarily to net foreign currency transaction gains and losses on transactions denominated in a currency other than the functional currency of the local company. There was no change in other expense, net during the six months ended December 31, 2012 as compared to the six months ended December 31, 2011.

Income tax provision

Three Months Ended December 31, 2012 vs. Three Months Ended December 31, 2011. During the three months ended December 31, 2012 and 2011, we recorded an income tax provision of $9.2 million and $10.8 million, respectively, which resulted in an effective tax rate of 29.0% and 25.7%, respectively. The increase in the effective tax rate was primarily attributable to an increase in gross unrecognized tax benefits associated with our foreign operations.

Six Months Ended December 31, 2012 vs. Six Months Ended December 31, 2011. During the six months ended December 31, 2012 and 2011, we recorded an income tax provision of $10.9 million and $24.0 million, respectively, which resulted in an effective tax rate of 15.6% and 26.8%, respectively. The decrease in the effective tax rate was primarily attributable to an enacted tax law change that will allow for the realization of tax benefits for certain foreign net operating loss carryforwards which was partially offset by an increase in gross unrecognized tax benefits associated with our foreign operations.

Our effective tax rate for the three and six months ended December 31, 2012 is not necessarily indicative of the effective tax rate that may be expected for fiscal year 2013.

On January 2, 2013, the American Taxpayer Relief Act of 2012 (the “Act”) was signed into law. Included in the Act was the reinstatement of the research and development tax credit and the controlled foreign corporation look-through rule exception which we expect will have a favorable impact on our annual effective tax rate of approximately 2%. However, the law change will require us to assess the need for a valuation allowance on certain of our U.S. deferred tax assets which may have an unfavorable impact to our annual effective tax rate of between 3% and 5%.

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

Liquidity and Capital Resources

Our principal sources of cash have included cash generated from operations, proceeds from our May 2007 initial public offering and our November 2008 secondary public stock offering, borrowings under our senior secured credit facilities and the proceeds from the issuance of the senior unsecured notes in June 2011 (the “2011 Senior Notes”) and April 2012 (the “2012 Senior Notes” and collectively with the 2011 Senior Notes, the “Senior Notes”). Our principal uses of cash have been, and we expect them to continue to be, for business combinations, debt service, capital expenditures, dividends, stock repurchases and working capital.

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

The Senior Notes contain certain covenants including, among others, restrictions related to dividends, distributions, repurchases of equity, prepayments of debt or additional indebtedness, investments; liens on assets; mergers with another company, dispositions of assets, and transactions with affiliates. We are in compliance with the specified financial covenants of the Senior Notes at December 31, 2012.

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

As of December 31, 2012, we had $105.7 million and $187.4 million (€141.8 million) in outstanding loans under the U.S. term loan and European term loan, respectively. Currently, the U.S. term loan bears interest at 1-month LIBOR plus a 3.0% margin (3.3% at December 31, 2012) and the European term loans bear interest at 1-month EURIBOR plus a 3.0% margin (3.1% at December 31, 2012). Interest is payable monthly.

On July 19, 2012, we established a committed incremental revolving credit facility of $85.0 million with a group of banks. At December 31, 2012, no loans were outstanding under the incremental revolving credit facility.

The Amended Credit Facility contains a leverage ratio, which is applicable only if specified minimum borrowings are outstanding during a quarter. In addition, the Amended Credit Facility contains covenants restricting us from undertaking specified corporate actions, including but not limited to asset dispositions, acquisitions, payment of dividends and other specified payments, changes of control, incurrence of indebtedness, capital expenditures, creation of liens, making loans and investments and transactions with affiliates. We are in compliance with the specified financial covenants of the Amended Credit Facility at December 31, 2012.

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

In November 2011, our Board of Directors approved a share repurchase program for up to a total of $180 million of our common stock through November 10, 2013. Share repurchases are made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. The repurchase program does not require us to purchase any specific number or amount of shares, and the timing and amount of such purchases will be determined by management based upon market conditions and other factors. In addition, the program may be amended or terminated at the discretion of our Board of Directors. During six months ended December 31, 2012, we purchased 0.3 million shares for $11.0 million. Through December 31, 2012, we have repurchased 2.5 million shares for $114.5 million under the share repurchase program.

On December 4, 2012, we paid a quarterly cash dividend with a value of $0.125 per outstanding share of common stock and per outstanding restricted stock unit to our stockholders and restricted stock unit holders of record on November 19, 2012. The aggregate dividend payment for the six months ended December 31, 2012 was $17.4 million. On February 7, 2013, we announced that the Audit Committee of our Board of Directors approved the payment of a quarterly cash dividend of $0.125 per outstanding share of common stock and per outstanding restricted stock unit. The Audit Committee also approved a quarterly stock dividend equivalent of $0.125 per outstanding restricted stock unit granted to certain of our executive officers since fiscal year 2011 in lieu of the cash dividend, which dividend equivalent will be paid to the restricted stock unit holders as the restricted stock unit vests. The dividends are payable on March 6, 2013 to stockholders and restricted stock unit holders of record at the close of business on February 21, 2013. Any determination to pay dividends in future periods will be at the discretion of our Board of Directors. The indenture governing the Senior Notes and our amended and restated senior secured credit facility include restrictions on our ability to pay dividends on our common stock.

As of December 31, 2012 and June 30, 2012, we had cash and cash equivalents of $448.2 million and $508.2 million, respectively. At December 31, 2012, our total current and long-term debt obligations were $1.1 billion, consisting of $850.0 million related to the Senior Notes due in June 2018, and $293.1 million related to the Amended Credit Facility due in May 2017.

We believe that our existing cash on hand and cash flow from operations will be sufficient to fund currently anticipated working capital, capital spending and debt service requirements, as well as acquisition and strategic opportunities for at least the next twelve months.

Our management believes that our cash is best utilized by investing in the future growth of our business, either through acquisitions or penetration of new geographic markets and other strategic opportunities, and maximizing stockholder return through the payment of cash dividends and stock repurchases. We regularly review acquisition and other strategic opportunities, which may require additional debt or equity financing. If we raise additional funds by issuing equity securities, further dilution to our then-existing stockholders may result. Additional debt financing may include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any equity or debt financing may contain terms, such as liquidation and other preferences, that are not favorable to us or our stockholders.

The following summarizes our primary sources and uses of cash in the periods presented (in millions):

	Six Months Ended December 31,
	2012	2011	Change
Operating activities	$113.8	$111.6	$2.2
Investing activities	(133.7)	(28.5)	(105.2)
Financing activities	(48.8)	(70.1)	21.3

Operating activities. The $2.2 million increase in cash provided by operating activities was primarily the result of the timing of payments on outstanding accounts payable and accrued expenses.

Investing activities. The $105.2 million increase in cash used in investing activities was primarily attributable to an increase in acquisitions of and investments in businesses, net of cash acquired, of $106.2 million, due to the acquisition of four businesses and substantially all of the assets of another business during fiscal year 2013 to date, partially offset by a decrease in capital expenditures, net of proceeds from sales of property and equipment, of $0.6 million.

Financing activities. The $21.3 million decrease in cash used in financing activities was primarily attributable to a decrease in repurchases of shares of our common stock of $31.2 million, partially offset by an increase in cash paid to acquire additional shares in majority-owned subsidiaries of $4.6 million, an increase in cash dividends paid on common shares and participating securities of $3.1 million and an increase in cash dividends paid to noncontrolling interests of $2.0 million.

Off-Balance Sheet Arrangements and Related Party Transactions

As of December 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Certain minority stockholders of our international subsidiaries are also commercial purchasers and users of our software and services. Revenue transactions with all of the individual minority stockholders in the aggregate were less than 10% of our consolidated revenue for the six months ended December 31, 2012 and 2011, respectively, and aggregate accounts receivable from the minority stockholders represent less than 10% of consolidated accounts receivable at December 31, 2012 and June 30, 2012, respectively.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in our consolidated financial statements. On an ongoing basis, we evaluate estimates. We base our estimates on historical experiences and assumptions which we believe to be reasonable under the circumstances. These estimates form the basis for our judgments that affect the amounts reported in the consolidated financial statements. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 to our audited consolidated financial statements for the year ended June 30, 2012 and our critical accounting policies are more fully described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each of which are included in our Annual Report on Form 10-K for the year ended June 30, 2012 filed with the SEC on August 29, 2012. There have been no significant changes in our critical accounting policies and estimates in fiscal year 2013 to date.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Risk

We conduct operations in many countries around the world. As a result, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk when we enter into either a purchase or sale transaction using a currency other than the local functional currency. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant local functional currency and then translated into U.S. dollars for inclusion in our consolidated financial statements.

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

Period	Average Euro-to-U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2011	$1.42	$1.61
Quarter ended December 31, 2011	1.35	1.57
Quarter ended March 31, 2012	1.31	1.57
Quarter ended June 30, 2012	1.28	1.58
Quarter ended September 30, 2012	1.25	1.58
Quarter ended December 31, 2012	1.30	1.61

During the three months ended December 31, 2012 as compared to the three months ended December 31, 2011, the movement of the U.S. dollar against most major foreign currencies we use to transact our business was mixed. Relative to the Euro, the average U.S. dollar strengthened by 3.9%, which decreased our revenues and expenses for the three months ended December 31, 2012 relating to the Euro markets in which we transact business. In contrast, the average U.S. dollar weakened versus the Pound Sterling by 2.1%, which increased our revenues and expenses for the three months ended December 31, 2012 relating to the United Kingdom. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in an increase or decrease, as the case may be, to our revenues of $7.1 million and $13.8 million during the three and six months ended December 31, 2012, respectively.

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

During the three and six months ended December 31, 2012, we recognized net foreign currency transaction (income) losses in our consolidated statements of income of $(0.1) million and $0.4 million, respectively. During the three and six months ended December 31, 2011, we recognized net foreign currency transaction losses in our consolidated statements of income of $0.1 million and $0.2 million, respectively.

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

Our weighted-average borrowings outstanding under our amended and restated senior secured credit facility during the six months ended December 31, 2012 were $287.4 million, of which approximately $125.2 million is unhedged. The weighted average interest rate on the unhedged portion of our term loans during the six months ended December 31, 2012 was 3.3%. A hypothetical 1% increase or decrease in interest rates on the unhedged portion of our term loans would have resulted in an approximately $0.6 million change to our interest expense for the six months ended December 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures and, based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

Changes in Internal Controls

We did not identify any changes in our internal control over financial reporting that occurred during the second quarter of fiscal year 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We derive a substantial portion of our revenues from sales to large insurance companies and collision repair facilities that have relationships with these insurance companies. During the six months ended December 31, 2012, we derived 17.7% of our revenues from our ten largest insurance company customers. The largest three of these customers accounted for 2.8%, 2.4%, and 2.2%, respectively, of our revenues during the six months ended December 31, 2012. A loss of one or more of these customers would result in a significant decrease in our revenues, including the business generated by collision repair facilities associated with those customers. Furthermore, many of our arrangements with European customers are terminable by them on short notice or at any time. In December 2011, we were notified by a U.S. insurance company customer that it will not renew its contract with us, and we expect this customer to transition to another provider during fiscal year 2013. This contract accounted for approximately 2% of our total revenues during the six months ended December 31, 2012. In addition, disputes with customers may lead to delays in payments to us, terminations of agreements or litigation. Additional terminations or non-renewals of customer contracts or reductions in business from our large customers would harm our business, financial condition and results of operations.

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

We derive most of our revenues, and incur most of our costs, including a portion of our debt service costs, in currencies other than the U.S. dollar, mainly the Euro. In our historical financial statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period for our consolidated statement of income and certain components of stockholders’ equity or the exchange rate at the end of that period for the consolidated balance sheet. These translations resulted in net foreign currency translation adjustments of $29.5 million and $(58.9) million for the six months ended December 31, 2012 and 2011, respectively, which are recorded as a component of accumulated other comprehensive income (loss) in the stockholders' equity. Ongoing global economic conditions have impacted currency exchange rates.

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

Period	Average Euro-to-U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2011	$1.42	$1.61
Quarter ended December 31, 2011	1.35	1.57
Quarter ended March 31, 2012	1.31	1.57
Quarter ended June 30, 2012	1.28	1.58
Quarter ended September 30, 2012	1.25	1.58
Quarter ended December 31, 2012	1.30	1.61

During the three months ended December 31, 2012 as compared to the three months ended December 31, 2011, the movement of the U.S. dollar against most major foreign currencies we use to transact our business was mixed. Relative to the Euro, the average U.S. dollar strengthened by 3.9%, which decreased our revenues and expenses for the three months ended December 31, 2012 relating to the Euro markets in which we transact business. In contrast, the average U.S. dollar weakened versus the Pound Sterling by 2.1%, which increased our revenues and expenses for the three months ended December 31, 2012 relating to the United Kingdom. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in an increase or decrease, as the case may be, to our revenues of $7.1 million and $13.8 million during the three and six months ended December 31, 2012, respectively.

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

During the six months ended December 31, 2012 and 2011, we recognized net foreign currency transaction losses in our consolidated statements of income of $0.4 million and $0.2 million, respectively.

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

Our operations and performance depend on worldwide economic conditions, which have deteriorated significantly in many countries where our products and services are sold, and may remain depressed for the foreseeable future. These conditions make it difficult for our customers and potential customers to accurately forecast and plan future business activities, and could cause our customers and potential customers to slow, reduce or refrain from spending on our products. In addition, external factors that affect our business have been and may continue to be impacted by the global economic slowdown. Examples include:

•
Number of Insurance Claims Made: In fiscal year 2012, the number of insurance claims made increased slightly versus fiscal year 2011. However, in several of our large western European markets, the number of insurance claims for vehicle damage submitted by owners to their insurance carriers declined. The number of insurance claims made can be influenced by factors such as unemployment levels, the number of miles driven, rising gasoline prices, the number of uninsured drivers, rising insurance premiums and insured drivers opting for lower coverage or higher deductible levels, among other things. Fewer claims made can reduce the transaction-based fees that we generate.

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

•
Automobile Usage—Number of Miles Driven: Several factors can influence miles driven, including gasoline prices and economic conditions. Through November of calendar year 2012, miles driven in the United States increased by 0.6% compared to the same period in the prior year. For calendar year 2011, cumulative miles driven in the United States declined compared to the same period in the prior year. In calendar year 2010, the number of miles driven in the United States increased compared to calendar years 2009 and 2008. Higher miles driven can result in a greater number of automobile accidents, which can increase the transaction-based fees that we generate.

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

Our growth is dependent upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. We have addressed and will continue to address the need to introduce new products both through internal development and through acquisitions of other companies and technologies that would complement or extend our business or enhance our technological capability. In fiscal year 2012, we acquired three businesses, substantially all of the assets of another business and a majority of the outstanding shares of a fifth business. In fiscal year 2013 to date, we have acquired four businesses and substantially all of the assets of another business.

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

We have been notified by the Federal Trade Commission that it has commenced a formal investigation of a recently completed, non-material acquisition to determine whether the transaction violates U.S. antitrust law. In addition, we have received a request for information and confirmation of certain matters from a non-U.S. regulator relating to a recently completed, non-material acquisition to determine whether the transaction violates competition laws in the country where the acquired company conducts business. These transactions may be subject to various remedies, including divestiture of the acquired business. Moreover, the investigations and/or their outcome could expose us to negative publicity, which might adversely affect our brands, reputation and/or customer preference for our products. In addition, our merger and acquisition activities in the same or similar markets as the subject businesses are subject to antitrust and competition laws, which laws could impact our ability to pursue strategic transactions in these markets.

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

We have a significant amount of indebtedness. As of December 31, 2012, our indebtedness, including current maturities, was $1.1 billion, of which $293.1 million matures in May 2017 and $850.0 million matures in June 2018.

During the six months ended December 31, 2012, our aggregate interest expense was $34.8 million and cash paid for interest was $33.9 million. As a result of our issuance of $400.0 million of additional senior unsecured notes in April 2012, our interest expense and cash interest expense will increase significantly in fiscal year 2013 as compared to fiscal year 2012.

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

Pursuant to agreements entered into prior to the CSG Acquisition, the noncontrolling stockholders of certain of our majority-owned subsidiaries have the right to require us to redeem their shares at the then fair market value. For financial statement reporting purposes, the estimated fair market value of these redeemable noncontrolling interests was $89.0 million at December 31, 2012.

We are active in over 60 countries, where we are subject to country-specific risks that could adversely impact our business and results of operations.

During the six months ended December 31, 2012, we generated approximately 68% of our revenues outside the U.S. and we expect revenues from non-U.S. markets to continue to represent a majority of our total revenues. Business and operations in individual countries are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, currency exchange controls and repatriation of earnings. Our results are also subject to the difficulties of coordinating our activities across over 60 different countries. Furthermore, our business strategy includes expansion of our operations into new and developing markets, which will require even greater international coordination, expose us to additional local government regulations and involve markets in which we do not have experience or established operations. In addition, our operations in each country are vulnerable to changes in socio-economic conditions and monetary and fiscal policies, intellectual property protection disputes, the settlement of legal disputes through foreign legal systems, the collection of receivables through foreign legal systems, exposure to possible expropriation or other governmental actions, unsettled political conditions, possible terrorist attacks and pandemic disease. These and other factors may harm our operations in those countries and therefore our business and results of operations.

We have a large amount of goodwill and other intangible assets as a result of acquisitions. Our earnings will be harmed if we suffer an impairment of our goodwill or other intangible assets.

We have a large amount of goodwill and other intangible assets and are required to perform an annual, or in certain situations a more frequent, assessment for possible impairment for accounting purposes. At December 31, 2012, we had goodwill and other intangible assets of $1.5 billion, or approximately 65% of our total assets. If we do not achieve our planned operating results or other factors impair these assets, we may be required to incur a non-cash impairment charge. Any impairment charges in the future will adversely affect our results of operations.

We may incur significant restructuring and severance charges in future periods, which would harm our operating results and cash position or increase debt.

We incurred restructuring charges of $3.2 million and $0.3 million during the six months ended December 31, 2012 and 2011, respectively. These charges consist primarily of termination benefits paid or to be paid to employees. As of December 31, 2012, our remaining restructuring and severance obligations associated with these restructuring initiatives were $3.8 million.

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

We began paying quarterly cash dividends to holders of our outstanding of common stock and restricted stock units in the quarter ended September 30, 2009. On February 7, 2013, we announced that the Audit Committee of our Board of Directors approved the payment of a quarterly cash dividend of $0.125 per outstanding share of common stock and per outstanding restricted stock unit. The Audit Committee also approved a quarterly stock dividend equivalent of $0.125 per outstanding restricted stock unit granted to certain of our executive officers since fiscal year 2011 in lieu of the cash dividend, which dividend equivalent will be paid to the restricted stock unit holders as the restricted stock unit vests. The dividends are payable on March 6, 2013 to stockholders and restricted stock unit holders of record at the close of business on February 21, 2013. Any determination to pay dividends in future periods will be at the discretion of our Board of Directors. Our ability to pay dividends to holders of our common stock and restricted stock units in future periods may be limited by restrictive covenants under our Amended Credit Facility and the indenture for the senior unsecured notes. As a result, your only opportunity to achieve a return on your investment in us could be if the market price of our common stock appreciates and you sell your shares at a profit. We cannot assure you that the market price for our common stock will ever exceed the price that you pay.

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

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
November 2011	347	$47.03	347	$163,659
December 2011	557	$46.33	557	$137,855
February 2012	600	$49.31	600	$108,226
March 2012	98	$47.00	98	$103,634
May 2012	600	$45.20	600	$76,504
September 2012	200	$42.54	200	$67,993
November 2012	50	$49.35	50	$65,524
Total	2,452	$46.66	2,452	$65,524

ITEM 6.	EXHIBITS.

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tony Aquila, Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Renato Giger, Chief Financial Officer and Treasurer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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
February 8, 2013