Form 10-Q
period 2013-03-31
SOLERA HOLDINGS, INC
filed 2013-05-09
CIK 1324245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the issuer’s common stock as of May 6, 2013 was 68,893,740.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SOLERA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	March 31, 2013	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$447,139	$508,246
Accounts receivable, net of allowance for doubtful accounts of $2,483 and $2,356 at March 31, 2013 and June 30, 2012, respectively	138,639	129,264
Other receivables	20,435	20,953
Other current assets	31,294	23,015
Deferred income tax assets	5,268	7,709
Total current assets	642,775	689,187
Property and equipment, net	64,314	58,533
Goodwill	1,090,970	999,892
Intangible assets, net	361,333	329,741
Other noncurrent assets	22,355	27,209
Noncurrent deferred income tax assets	66,655	47,254
Total assets	$2,248,402	$2,151,816
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,464	$26,940
Accrued expenses and other current liabilities	173,530	139,276
Income taxes payable	11,995	7,279
Deferred income tax liabilities	2,460	2,216
Current portion of long-term debt	2,811	2,861
Total current liabilities	217,260	178,572
Long-term debt	1,143,029	1,143,012
Other noncurrent liabilities	38,839	32,181
Noncurrent deferred income tax liabilities	26,660	22,067
Total liabilities	1,425,788	1,375,832
Redeemable noncontrolling interests	86,589	88,603
Stockholders’ equity:
Solera Holdings, Inc. stockholders’ equity:
Common shares, $0.01 par value: 150,000 shares authorized; 68,844 and 68,895 issued and outstanding as of March 31, 2013 and June 30, 2012, respectively	591,272	582,693
Retained earnings	176,921	141,814
Accumulated other comprehensive loss	(42,857)	(47,273)
Total Solera Holdings, Inc. stockholders’ equity	725,336	677,234
Noncontrolling interests	10,689	10,147
Total stockholders’ equity	736,025	687,381
Total liabilities and stockholders’ equity	$2,248,402	$2,151,816
See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Revenues	$214,625	$197,997	$619,577	$591,832
Cost of revenues:
Operating expenses	45,966	43,697	133,407	129,314
Systems development and programming costs	20,871	18,537	59,271	55,475
Total cost of revenues (excluding depreciation and amortization)	66,837	62,234	192,678	184,789
Selling, general and administrative expenses	60,506	51,129	169,431	151,560
Depreciation and amortization	26,360	25,802	76,140	77,580
Restructuring charges, asset impairments, and other costs associated with exit and disposal activities	1,708	5,777	4,901	6,088
Acquisition and related costs	6,069	1,906	18,048	5,658
Interest expense	17,270	11,868	52,056	36,514
Other expense, net	225	619	962	1,372
	178,975	159,335	514,216	463,561
Income before provision for income taxes	35,650	38,662	105,361	128,271
Income tax provision	10,939	9,139	21,792	33,166
Net income	24,711	29,523	83,569	95,105
Less: Net income attributable to noncontrolling interests	3,235	2,798	8,684	8,918
Net income attributable to Solera Holdings, Inc.	$21,476	$26,725	$74,885	$86,187
Net income attributable to Solera Holdings, Inc. per common share:
Basic	$0.31	$0.38	$1.08	$1.22
Diluted	$0.31	$0.38	$1.07	$1.21
Dividends paid per share	$0.125	$0.10	$0.375	$0.30
Weighted-average shares used in the calculation of net income attributable to Solera Holdings, Inc. per common share:
Basic	68,842	70,081	68,852	70,487
Diluted	69,245	70,411	69,148	70,849

See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Net income	$24,711	$29,523	$83,569	$95,105
Other comprehensive income (loss):
Foreign currency translation adjustments	(26,066)	22,642	8,376	(46,795)
Unrealized gains (losses) on derivative financial instruments, net of tax	1,030	—	(1,202)	—
Total other comprehensive income (loss)	(25,036)	22,642	7,174	(46,795)
Total comprehensive income (loss)	(325)	52,165	90,743	48,310
Comprehensive income attributable to noncontrolling interests	1,056	5,744	11,442	1,354
Comprehensive income (loss) attributable to Solera Holdings, Inc.	$(1,381)	$46,421	$79,301	$46,956

See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$83,569	$95,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,140	77,580
Provision for doubtful accounts	2,252	1,959
Stock-based compensation	18,764	13,910
Deferred income taxes	(10,728)	(3,608)
Change in fair value of derivative financial instruments	2,307	—
Other	812	685
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Increase in accounts receivable	(6,262)	(2,415)
Increase in other assets	(11,095)	(10,751)
Decrease in accounts payable	(391)	(5,998)
Increase in accrued expenses and other liabilities	18,192	13,681
Net cash provided by operating activities	173,560	180,148
Cash flows from investing activities:
Capital expenditures	(24,769)	(19,680)
Acquisitions and capitalization of intangible assets	(3,477)	(2,761)
Proceeds from sale of property and equipment	—	1,104
Acquisitions of and investments in businesses, net of cash acquired	(141,044)	(10,582)
Increase in restricted cash	(2)	(341)
Net cash used in investing activities	(169,292)	(32,260)
Cash flows from financing activities:
Payment of contingent purchase consideration	(1,507)	(100)
Acquisition of additional shares in majority-owned subsidiary	(14,093)	(9,491)
Proceeds from sale of shares in a majority-owned subsidiary	—	2,139
Principal payments on financed asset acquisitions	(720)	(1,802)
Repayments of long-term debt	(2,182)	(22,332)
Payments of debt issuance costs	(664)	(560)
Cash dividends paid on common shares and participating securities	(26,106)	(21,317)
Cash dividends paid to noncontrolling interests	(9,754)	(8,270)
Repurchases of common stock	(16,580)	(76,366)
Proceeds from stock purchase plan and exercise of stock options	3,445	2,466
Net cash used in financing activities	(68,161)	(135,633)
Effect of foreign currency exchange rate changes on cash and cash equivalents	2,786	(10,556)
Net change in cash and cash equivalents	(61,107)	1,699
Cash and cash equivalents, beginning of period	508,246	371,101
Cash and cash equivalents, end of period	$447,139	$372,800
Supplemental cash flow information:
Cash paid for interest	$36,427	$28,638
Cash paid for income taxes	$35,086	$28,752
Supplemental disclosure of non-cash investing and financing activities:
Capital assets financed	$426	$366
Accrued contingent purchase consideration	$21,051	$2,431

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

Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), and therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated financial statements for the periods presented reflect all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the fiscal year ended June 30, 2012, included in our Annual Report on Form 10-K filed with the SEC on August 29, 2012. Our operating results for the three and nine month periods ended March 31, 2013 are not necessarily indicative of the results that may be expected for any future periods.

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

In February 2013, the FASB issued ASU Topic No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required that provide additional detail about those amounts. ASU Topic No. 2013-02 is effective for our fiscal year 2014, although early adoption is permitted.

2.	Net Income Attributable to Solera Holdings, Inc. Per Common Share

Substantially all of our restricted stock units have the right to receive non-forfeitable dividends on an equal basis with common stock and therefore are considered participating securities that must be included in the calculation of net income per share using the two-class method. Under the two-class method, basic and diluted net income per share is determined by calculating net income per share for common stock and participating securities based on the cash dividends paid and participation rights in undistributed earnings. Diluted net income per share also considers the dilutive effect of in-the-money stock options and unvested restricted stock units and performance share units that have the right to receive forfeitable dividends, calculated using the treasury stock method. Under the treasury stock method, the amount of assumed proceeds from unexercised stock options and unvested restricted stock units includes the amount of compensation cost attributable to future services not yet recognized, proceeds from the exercise of the options, and any excess income tax benefit or liability.

The computation of basic and diluted net income attributable to Solera Holdings, Inc. per common share using the two-class method is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Basic net income attributable to Solera Holdings, Inc. per common share:
Net income attributable to Solera Holdings, Inc.	$21,476	$26,725	$74,885	$86,187
Less: Dividends paid and undistributed earnings allocated to participating securities	(226)	(173)	(562)	(444)
Net income attributable to common shares – basic	$21,250	$26,552	$74,323	$85,743
Weighted-average number of common shares used to compute basic net income attributable to Solera Holdings, Inc. per common share	68,842	70,081	68,852	70,487
Basic net income attributable to Solera Holdings, Inc. per common share	$0.31	$0.38	$1.08	$1.22
Diluted net income attributable to Solera Holdings, Inc. per common share:
Net income attributable to Solera Holdings, Inc.	$21,476	$26,725	$74,885	$86,187
Less: Dividends paid and undistributed earnings allocated to participating securities	(225)	(173)	(560)	(442)
Net income attributable to common shares – diluted	$21,251	$26,552	$74,325	$85,745

Weighted-average number of common shares used to compute basic net income attributable to Solera Holdings, Inc. per common share	68,842	70,081	68,852	70,487
Dilutive effect of options to purchase common stock, restricted stock units and performance share units	403	330	296	362
Weighted-average number of common shares used to compute diluted net income attributable to Solera Holdings, Inc. per common share	69,245	70,411	69,148	70,849
Diluted net income attributable to Solera Holdings, Inc. per common share	$0.31	$0.38	$1.07	$1.21

The following securities that could potentially dilute earnings per share in the future are not included in the determination of diluted net income attributable to Solera Holdings, Inc. per common share (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Antidilutive options to purchase common stock and restricted stock units	317	213	262	524

3.	Business Combinations

During the nine months ended March 31, 2013, we acquired five businesses (including HyperQuest, Inc., Carweb Limited and Title Technologies, Inc.) and substantially all of the assets of PS Holdings, L.L.C. (d/b/a APU) for approximately $148.6 million in cash paid at closing and agreements to pay additional future cash payments of up to $74.3 million contingent upon the achievement of certain financial performance, product-related, integration and other objectives.

At March 31, 2013, the maximum aggregate amount of remaining contingent cash payments associated with our business combinations is $92.3 million which is payable through fiscal year 2016.

4.	Goodwill and Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31, 2013			June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortized intangible assets:
Internally developed software	$25,651	$(12,502)	$13,149	$21,992	$(10,108)	$11,884
Purchased customer relationships	352,086	(172,241)	179,845	292,733	(149,423)	143,310
Purchased trade names and trademarks	35,512	(24,973)	10,539	33,910	(22,049)	11,861
Purchased software and database technology	433,876	(309,151)	124,725	407,907	(279,398)	128,509
Other	5,739	(4,946)	793	5,544	(3,454)	2,090
	$852,864	$(523,813)	$329,051	$762,086	$(464,432)	$297,654
Intangible assets not subject to amortization:
Purchased trade names and trademarks with indefinite lives	32,282	—	32,282	32,087	—	32,087
	$885,146	$(523,813)	$361,333	$794,173	$(464,432)	$329,741

The following table summarizes the activity in goodwill for the nine months ended March 31, 2013 (in thousands):

	Balance at Beginning of Period	Current year Acquisitions	Other	Foreign Currency Translation Effect	Balance at End of Period
EMEA	$546,782	$11,885	$—	$9,255	$567,922
Americas	453,110	69,633	5	300	523,048
Total	$999,892	$81,518	$5	$9,555	$1,090,970

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

The following table summarizes the activity in the liabilities associated with our restructuring initiatives and other exit and disposal activities for the nine months ended March 31, 2013 (in thousands):

	Employee Termination Benefits	Leases	Other	Total
Balance at June 30, 2012	$5,757	$2,888	$—	$8,645
Restructuring charges	4,094	13	794	4,901
Cash payments	(8,779)	(2,943)	(794)	(12,516)
Other	—	42	—	42
Effect of foreign exchange	176	—	—	176
Balance at March 31, 2013	$1,248	$—	$—	$1,248

In fiscal year 2013, we initiated various individually insignificant restructuring plans in our EMEA and Americas segments (the “Other Restructuring Plans”) intended to better align the skill sets and capabilities of certain of our business units with our core mission and promote efficiency and profitable innovation throughout the organization.

In prior fiscal years, we initiated restructuring plans in our EMEA, Americas and Corporate segments (the “Prior Restructuring Plans”). Under the Prior Restructuring Plans, as of March 31, 2013, we have a remaining liability for employee termination benefits of $1.1 million, which we will pay through fiscal year 2013.

The following table summarizes restructuring charges, asset impairments and other costs associated with exit and disposal activities for the periods indicated (in thousands):

	Other Restructuring Plans	Prior Restructuring Plans	Total
Three Months Ended March 31, 2013
Employee termination benefits	$1,159	$—	$1,159
Leases	—	—	—
Other	549	—	549
Total restructuring charges, asset impairments, and other costs associated with exit and disposal activities	$1,708	$—	$1,708
Three Months Ended March 31, 2012
Employee termination benefits	$—	$5,595	$5,595
Leases	—	(357)	(357)
Other	—	539	539
Total restructuring charges, asset impairments, and other costs associated with exit and disposal activities	$—	$5,777	$5,777
Nine Months Ended March 31, 2013
Employee termination benefits	$4,112	$(18)	$4,094
Leases	—	13	13
Other	560	234	794
Total restructuring charges, asset impairments, and other costs associated with exit and disposal activities	$4,672	$229	$4,901
Nine Months Ended March 31, 2012
Employee termination benefits	$—	$5,838	$5,838
Leases	—	(327)	(327)
Other	—	577	577
Total restructuring charges, asset impairments, and other costs associated with exit and disposal activities	$—	$6,088	$6,088

6.	Stockholders’ Equity and Redeemable Noncontrolling Interests

The following table summarizes the activity in stockholders’ equity and redeemable noncontrolling interests for the periods indicated (in thousands):

	Stockholders’ Equity Attributable to Solera Holdings, Inc.
	Common Shares
	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Solera Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at June 30, 2012	68,895	$582,693	$141,814	$(47,273)	$677,234	$10,147	$687,381	$88,603
Net income	—	—	74,885	—	74,885	3,365	78,250	5,319
Other comprehensive income	—	—	—	4,416	4,416	750	5,166	2,008
Stock-based compensation	—	18,764	—	—	18,764	—	18,764	—
Purchases of Solera Holdings, Inc. common shares(1)	(350)	(2,939)	(13,641)	—	(16,580)	—	(16,580)	—
Issuance of common shares under stock award plans, net	299	3,656	—	—	3,656	—	3,656	—
Dividends paid on common stock and participating securities	—	—	(26,106)	—	(26,106)	—	(26,106)	—
Dividends paid to noncontrolling owners	—	—	—	—	—	(3,573)	(3,573)	(6,181)
Acquisition of additional ownership interest in majority-owned subsidiary(2)	—	—	—	—	—	—	—	(14,093)
Revaluation of and additions to noncontrolling interests	—	(10,902)	(31)	—	(10,933)	—	(10,933)	10,933
Balance at March 31, 2013	68,844	$591,272	$176,921	$(42,857)	$725,336	$10,689	$736,025	$86,589

(1)
Please refer to Note 7 for further information on repurchases of our common stock. In accordance with ASC Topic No. 505-30-30, we have allocated the cost of the shares repurchased between paid-in capital and retained earnings based on the excess of the repurchase price over the stated value.

(2)	In October 2012, we acquired an additional 7.42% ownership interest in AUTOonline for €10.9 million ($14.1 million).

	Stockholders’ Equity Attributable to Solera Holdings, Inc.
	Common Shares
	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Solera Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at June 30, 2011	70,795	$587,265	$151,366	$36,413	$775,044	$10,065	$785,109	$94,841
Net income	—	—	86,187	—	86,187	3,432	89,619	5,486
Other comprehensive income (loss)	—	—	—	(39,231)	(39,231)	21	(39,210)	(7,585)
Stock-based compensation	—	13,910	—	—	13,910	—	13,910	—
Purchases of Solera Holdings, Inc. common shares(1)	(1,602)	(13,453)	(62,913)	—	(76,366)	—	(76,366)	—
Issuance of common shares under stock award plans, net	261	2,253	—	—	2,253	—	2,253	—
Dividends paid on common stock and participating securities	—	—	(21,317)	—	(21,317)	—	(21,317)	—
Dividends paid to noncontrolling owners	—	—	—	—	—	(3,433)	(3,433)	(4,837)
Sale of shares of majority-owned subsidiary(2)	—	2,037	—	—	2,037	102	2,139	—
Acquisition of additional ownership interest in majority-owned subsidiary(3)	—	—	137	—	137	—	137	(9,628)
Revaluation of and additions to noncontrolling interests	—	(6,128)	(4,057)	—	(10,185)	—	(10,185)	10,185
Balance at March 31, 2012	69,454	$585,884	$149,403	$(2,818)	$732,469	$10,187	$742,656	$88,462

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

In November 2011, our Board of Directors approved a share repurchase program for up to a total of $180 million of our common stock through November 10, 2013. Share repurchases are made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. The repurchase program does not require us to purchase any specific number or amount of shares, and the timing and amount of such purchases will be determined by management based upon market conditions and other factors. In addition, the program may be amended or terminated at the discretion of our Board of Directors. During nine months ended March 31, 2013, we purchased 0.4 million shares for $16.6 million. Through March 31, 2013, we have repurchased approximately 2.6 million shares for $120.1 million under the share repurchase program.

8.	Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements Using:
	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value at March 31, 2013:
Cash and cash equivalents	$447,139	$447,139	$—	$—
Restricted cash (1)	3,344	3,344	—	—
Derivative financial instruments classified as liabilities (2)	1,951	—	1,951	—
Accrued contingent purchase consideration (2)	24,160	—	—	24,160
Redeemable noncontrolling interests	86,589	—	—	86,589
Fair value at June 30, 2012:
Cash and cash equivalents	$508,246	$508,246	$—	$—
Restricted cash (1)	2,548	2,548	—	—
Derivative financial instruments classified as assets (3)	2,197	—	2,197	—
Accrued contingent purchase consideration (2)	4,941	—	—	4,941
Redeemable noncontrolling interests (4)	74,118	—	—	74,118

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

Derivative financial instruments. We estimate the fair value of our cross-currency and interest rate swaps using industry standard valuation techniques that utilize market-based observable inputs to extrapolate future reset rates from period-end yield curves and standard valuation models based on a discounted cash flow model. Market-based observable inputs including spot and forward rates, volatilities and interest rate curves at observable intervals are used as inputs to the models (Level 2 inputs). Our estimate of fair value also considers the risk that the swap contracts will not be fulfilled.

Accrued contingent purchase consideration. Contingent future cash payments related to business combinations that are not deemed to be compensatory are accrued at fair value as of the acquisition date. We re-assess the fair value measurement at each reporting date. Fair value is determined by estimating the present value of potential future cash payments that would be earned upon achievement by the acquired business of certain financial performance, product-related, integration and other objectives. Our estimate of fair value considers a range of possible cash payment scenarios using information available as of the reporting date, including the recent financial performance of the acquired businesses (Level 3 inputs).

The following table summarizes the activity in accrued contingent purchase consideration which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

	Three Months Ended March 31,
	2013	2012
Balance at beginning of period	$23,225	$3,275
Current period acquisitions	1,500	—
Payments	(254)	—
Effect of foreign exchange	(311)	18
Balance at end of period	$24,160	$3,293

	Nine Months Ended March 31,
	2013	2012
Balance at beginning of period	$4,941	$1,189
Current period acquisitions	21,051	2,431
Change in fair value	(232)	(210)
Payments	(1,491)	(100)
Effect of foreign exchange	(109)	(17)
Balance at end of period	$24,160	$3,293

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

At March 31, 2013 and June 30, 2012, we estimated the fair value of the redeemable noncontrolling interest in one of our majority-owned subsidiaries based on recent stock transactions with the noncontrolling stockholders, a Level 2 input, and a discounted cash flow model, a Level 3 input.

The significant unobservable inputs in the valuation of redeemable noncontrolling interests include a discount rate and long-term growth rates.

The discount rate used in the determination of the estimated fair value of the redeemable noncontrolling interests as of March 31, 2013 using the income approach ranged between 13.3% and 15.0%, with a weighted average discount rate of 13.4%, reflecting a market participant's perspective as a noncontrolling shareholder in a privately-held subsidiary. The long-term growth rate used in the determination of the estimated fair value of the redeemable noncontrolling interests as of March 31, 2013 using the income approach ranged between 1.5% and 4.0%, with a weighted average long-term growth rate of 3.8%.

The following table summarizes the activity in redeemable noncontrolling interests which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

	Three Months Ended March 31,
	2013	2012
Balance at beginning of period	$88,976	$70,937
Net income attributable to redeemable noncontrolling interests	1,829	1,551
Dividends paid to noncontrolling owners	(5,507)	(3,688)
Change in fair value	3,645	2,425
Effect of foreign exchange	(2,354)	1,843
Balance at end of period	$86,589	$73,068

	Nine Months Ended March 31,
	2013	2012
Balance at beginning of period	$74,118	$71,641
Net income attributable to redeemable noncontrolling interests	5,047	4,507
Dividends paid to noncontrolling owners	(5,507)	(3,688)
Change in fair value	10,890	6,145
Effect of foreign exchange	2,041	(5,537)
Balance at end of period	$86,589	$73,068

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

No assets or liabilities were required to be measured at fair value on a nonrecurring basis during the three and nine months ended March 31, 2013.

Fair Value of Other Financial Instruments

The carrying amounts of certain of our financial instruments, including accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short-term nature. The carrying value of our senior secured credit facility approximates fair value due to the facility’s variable interest rate. Based on the original issue price of the Senior Notes that we issued in April 2012, we believe that the fair value of the Senior Notes is approximately $873.1 million as compared to the carrying value at March 31, 2012 of $859.1 million.

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

The following table summarizes the fair value of our derivative financial instruments, which are included in other noncurrent assets, accrued expenses and other current liabilities, and other noncurrent liabilities in the accompanying condensed consolidated balance sheets (in thousands):

	March 31, 2013	June 30, 2012
Derivative financial instruments classified as assets
Cross-currency swaps	$—	$2,197

Derivative financial instruments classified as liabilities
Cross-currency swaps	$445	$—
U.S. dollar interest rate swaps	$579	$—
Euro interest rate swaps	927	—
Total	$1,951	$—

The following table summarizes the effect of our derivative financial instruments, designated as cash flow hedges, on the consolidated statements of income and accumulated other comprehensive income (loss) (“AOCI”) for the three and nine months ended March 31, 2013 (in thousands). No derivative instruments were outstanding during the three and nine months ended March 31, 2012.

Derivative Financial Instruments	Loss Recognized in AOCI on Derivatives (1)	Location of Loss Reclassified from AOCI into Income (1)	Loss Reclassified from AOCI into Income (1)	Location of Loss Recognized in Income on Derivatives (2)	Loss Recognized in Income on Derivatives (2)
Three Months Ended March 31, 2013
Cross-currency swaps	$5,448	Interest Expense	$(17)	N/A	$—
		Other Expense, net	4,328	N/A	—
U.S. dollar interest rate swaps	(75)	Interest Expense	(114)	Interest Expense	(9)
Euro interest rate swaps	208	Interest Expense	(134)	Interest Expense	(2)
Total	$5,581		$4,063		$(11)

Nine Months Ended March 31, 2013
Cross-currency swaps	$(2,527)	Interest Expense	$(124)	N/A	$—
		Other Expense, net	(2,649)	N/A	—
U.S. dollar interest rate swaps	(823)	Interest Expense	(251)	Interest Expense	(21)
Euro interest rate swaps	(1,216)	Interest Expense	(289)	Interest Expense	(5)
Total	$(4,566)		$(3,313)		$(26)

(1)	Effective portion.

(2)	Ineffective portion and amount excluded from effectiveness testing.

10.	Share-Based Compensation

Share-Based Award Activity

The following table summarizes restricted stock unit and performance share unit activity during the nine months ended March 31, 2013:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Nonvested at June 30, 2012	471	$52.24
Granted	650	$46.69
Vested	(164)	$47.45
Forfeited	(41)	$44.41
Nonvested at March 31, 2013	916	$49.51

Each performance share unit represents the right to receive one share of our common stock based on our total stockholder return (“TSR”) and/or the achievement of certain financial performance targets during applicable performance periods. The number of shares reflected in the table above assumes the target number of performance share units will be earned.

The following table summarizes stock option activity during the nine months ended March 31, 2013:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2012	1,906	$40.59
Granted	2,807	$53.51
Exercised	(146)	$25.95
Canceled	(43)	$45.40
Outstanding at March 31, 2013	4,524	$49.00	6.0	$42,566
Exercisable at March 31, 2013	1,116	$37.59	4.5	$23,246

Included in stock options granted in the table above are non-qualified stock options granted to our executive officers on March 29, 2013. The vesting and exercisability for 70% of these stock options is dependent upon achievement of certain financial and TSR targets (the “Performance-Based Awards”). The Performance-Based Awards will vest and be exercisable if the Company satisfies both of the following vesting triggers: (i) a pre-determined adjusted earnings before interest, taxes, depreciation and amortization result by the end of a particular fiscal year (the “Adjusted EBITDA Vesting Trigger”) and (ii) a TSR during the applicable measurement period at or above the 60th percentile as compared to the companies listed at the date of grant on the S&P 400 Midcap Index (the “TSR Vesting Trigger”). The remaining 30% of these stock options vest pursuant to a time-based vesting schedule in three equal installments on each of June 30, 2015, 2016 and 2017.

Of the stock options outstanding at March 31, 2013, approximately 2.5 million are vested or expected to vest.

Cash received from the exercise of stock options was $3.8 million during the nine months ended March 31, 2013. The intrinsic value of stock options exercised during the nine months ended March 31, 2013 and 2012 totaled $3.9 million and $2.7 million, respectively.

Valuation of Share-Based Awards

We utilized the Black-Scholes option pricing model for estimating the grant date fair value of stock options with the following assumptions:

	Risk-Free Interest Rate	Expected Term (in years)	Weighted Average Expected Stock Price Volatility	Expected Dividend Yield	Weighted Average Per Share Grant Date Fair Value
Nine Months Ended March 31, 2013	0.7%	4.8	33%	1.0%	$12.98
Nine Months Ended March 31, 2012	1.1%	4.6	33%	0.7%	$15.28

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

The weighted average grant date fair value of restricted stock units and performance share units granted during the nine months ended March 31, 2013 and 2012, excluding performance share units that are earned based on our relative TSR, was $46.69 and $52.99, respectively, determined based on the market price of our common stock on the date of grant, which approximates the intrinsic value.

To estimate the grant date fair value of stock options and performance share units that are earned based on our relative TSR, we utilized a Monte-Carlo simulation model which simulates a range of our possible future stock prices and certain peer companies. Based on the Monte-Carlo simulation model, the grant date fair value of stock options and performance share units that are earned based on our relative TSR granted during the nine months ended March 31, 2013 and 2012 was $18.89 and $54.61 per share, respectively.

Share-Based Compensation Expense

Share-based compensation expense, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income, was $7.6 million and $18.8 million for the three and nine months ended March 31, 2013, respectively, and $5.8 million and $13.9 million for the three and nine months ended March 31, 2012, respectively. At March 31, 2013, the estimated total remaining unamortized share-based compensation expense, net of forfeitures, was $85.3 million, which we expect to recognize over a weighted-average period of 3.1 years.

11.	Defined Benefit Pension Plans

Our foreign subsidiaries sponsor various defined benefit pension plans and individual defined benefit arrangements covering certain eligible employees. We base the benefits under these pension plans on years of service and compensation levels. Funding is limited to statutory requirements.

The components of net pension expense were as follows for the periods indicated (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Service cost — benefits earned during the period	$1,011	$982	$2,994	$3,000
Interest cost on projected benefits	815	919	2,445	2,795
Expected return on plan assets	(613)	(646)	(1,840)	(1,966)
Amortization of gain	108	23	322	71
Net pension expense	$1,321	$1,278	$3,921	$3,900

12. Provision For Income Taxes

We recorded an income tax provision of $10.9 million and $21.8 million for the three and nine months ended March 31, 2013, respectively, and $9.1 million and $33.2 million for the three and nine months ended March 31, 2012, respectively. The expected tax provision derived from applying the U.S. federal statutory rate to our pre-tax income for the three and nine months ended March 31, 2013 differed from our recorded income tax provision primarily due to an enacted tax law change that will allow for the realization of tax benefits for certain foreign net operating loss carryforwards and earnings in jurisdictions with lower income tax rates which are indefinitely reinvested, partially offset by an increase in gross unrecognized tax benefits associated with our foreign operations and certain discrete tax charges for the period.

Gross unrecognized tax benefits as of March 31, 2013 and June 30, 2012 were $13.9 million and $9.6 million, respectively. No significant interest and penalties have been accrued during the nine months ended March 31, 2013.

In April 2013, we completed the transfer of certain assets and intellectual property between two of our wholly-owned subsidiaries. The anticipated tax benefit to be recognized in the fourth quarter of fiscal year 2013 will be between $3.0 million and $6.0 million.

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

(in thousands)	EMEA	Americas	Corporate	Total
Three Months Ended March 31, 2013
Revenues	$122,979	$91,646	$—	$214,625
Income before provision for income taxes	45,103	27,385	(36,838)	35,650
Significant items included in income before provision for income taxes:
Depreciation and amortization	12,296	13,980	84	26,360
Interest expense	27	—	17,243	17,270
Capital expenditures	6,812	2,428	—	9,240
Three Months Ended March 31, 2012
Revenues	$115,446	$82,551	$—	$197,997
Income before provision for income taxes	36,788	31,192	(29,318)	38,662
Significant items included in income before provision for income taxes:
Depreciation and amortization	12,753	13,013	36	25,802
Interest expense	31	1	11,836	11,868
Capital expenditures	1,120	1,374	—	2,494
Nine Months Ended March 31, 2013
Revenues	$350,249	$269,328	$—	$619,577
Income before provision for income taxes	128,922	85,051	(108,612)	105,361
Significant items included in income before provision for income taxes:
Depreciation and amortization	35,164	40,733	243	76,140
Interest expense	55	—	52,001	52,056
Capital expenditures	12,313	12,456	—	24,769
Total assets as of March 31, 2013	1,242,803	872,132	133,467	2,248,402
Total assets as of June 30, 2012	1,150,287	738,725	262,804	2,151,816
Nine Months Ended March 31, 2012
Revenues	$350,307	$241,525	$—	$591,832
Income before provision for income taxes	124,708	86,730	(83,167)	128,271
Significant items included in income before provision for income taxes:
Depreciation and amortization	38,724	38,801	55	77,580
Interest expense	705	15	35,794	36,514
Capital expenditures	14,491	5,189	—	19,680

Geographic revenue information is based on the location of the customer and was as follows for the periods presented (in thousands):

	Europe *	United States	United Kingdom	Germany	All Other	Total
Three Months Ended March 31, 2013	70,252	67,255	26,867	21,992	28,259	214,625
Three Months Ended March 31, 2012	66,797	59,868	24,766	20,187	26,379	197,997
Nine Months Ended March 31, 2013	199,806	196,262	75,819	63,158	84,532	619,577
Nine Months Ended March 31, 2012	200,519	174,626	74,462	64,470	77,755	591,832
*    Excludes the United Kingdom and Germany.

14.	Subsequent Events

On May 7, 2013, we announced that our Board of Directors approved the payment of a quarterly cash dividend of $0.125 per share of outstanding common stock and per outstanding restricted stock unit. The Board of Directors also approved a quarterly stock dividend equivalent of $0.125 per outstanding restricted stock unit granted to certain of our executive officers since fiscal year 2011 in lieu of the cash dividend, which dividend equivalent will be paid to the restricted stock unit holders as the restricted stock unit vests. The dividends are payable on June 4, 2013 to stockholders and restricted stock unit holders of record at the close of business on May 21, 2013.

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

All percentage amounts and ratios were calculated using the underlying data in whole dollars and may reflect rounding adjustments. Operating results for the three and nine months ended March 31, 2013 are not necessarily indicative of the results that may be expected for any future period. We describe the effects on our results that are attributed to the change in foreign currency exchange rates by measuring the incremental difference between translating the current and prior period results at the monthly average rates for the same period from the prior year.

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

We serve over 75,000 customers and are active in over 60 countries across six continents with approximately 2,700 employees. Our customers include more than 1,500 automobile insurance companies, 36,500 collision repair facilities, 7,000 independent assessors and 30,000 automotive recyclers, auto dealers and others. We derive revenues from many of the world’s largest automobile insurance companies, including the ten largest automobile insurance companies in Europe and eight of the ten largest automobile insurance companies in North America.

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

The table below sets forth our revenues by reportable segment and as a percentage of our total revenues for the periods indicated (dollars in millions):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2013		2012		2013		2012
EMEA	$123.0	57.3%	$115.4	58.3%	$350.3	56.5%	$350.3	59.2%
Americas	91.6	42.7	82.6	41.7	269.3	43.5	241.5	40.8
Total	$214.6	100.0%	$198.0	100.0%	$619.6	100.0%	$591.8	100.0%

For the three and nine months ended March 31, 2013, the United States, the United Kingdom and Germany were the only countries that individually represented more than 10% of our total revenues.

Eighteen months after acquiring Explore, we launched AudaExplore, which combines our Audatex U.S. claims-related business, and our Explore re-underwriting business.

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

Foreign currency. During the three and nine months ended March 31, 2013, we generated approximately 69% and 68%, respectively, of our revenues and incurred a majority of our costs, in currencies other than the U.S. dollar, primarily the Euro, as compared to 70% during each of the three and nine months ended March 31, 2012. We translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period for our consolidated statement of income and certain components of stockholders’ equity and the exchange rate at the end of that period for the consolidated balance sheet. These translations resulted in foreign currency translation adjustments of $(23.9) million and $5.6 million for the three and nine months ended March 31, 2013, respectively, and $19.7 million and $(39.2) million for the three and nine months ended March 31, 2012, respectively, which are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction losses recognized in our consolidated statements of income were $(0.4) million and $(0.8) million during the three and nine months ended March 31, 2013, respectively, and $(0.5) million and $(0.7) million during the three and nine months ended March 31, 2012, respectively.

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

Period	Average Euro-to-U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2011	$1.42	$1.61
Quarter ended December 31, 2011	1.35	1.57
Quarter ended March 31, 2012	1.31	1.57
Quarter ended June 30, 2012	1.28	1.58
Quarter ended September 30, 2012	1.25	1.58
Quarter ended December 31, 2012	1.30	1.61
Quarter ended March 31, 2013	1.32	1.55

During the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, the movement of the U.S. dollar against most major foreign currencies we use to transact our business was mixed. Relative to the Euro, the average U.S. dollar weakened by 0.8%, which increased our revenues and expenses for the three months ended March 31, 2013 relating to the Euro markets in which we transact business. In contrast, the average U.S. dollar strengthened versus the Pound Sterling by 1.1%, which decreased our revenues and expenses for the three months ended March 31, 2013 relating to the United Kingdom. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in an increase or decrease, as the case may be, to our revenues of $7.4 million and $21.2 million during the three and nine months ended March 31, 2013, respectively.

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

•
Sales of new and used vehicles. According to industry sources, new vehicle sales fell in 2008 and 2009, and grew in 2010 and 2011, in markets wherein automobile insurance is generally government-mandated and claims processing is automated (“advanced markets”). Sales in these markets are projected to grow at a 0.9% compound annual growth rate through 2020. In other markets, sales continued to grow from 2008 through 2011, and are projected to grow at a

5.7% compound annual growth rate through 2020. Fewer new light vehicle sales can result in fewer insured vehicles on the road and fewer automobile accidents, which can reduce the transaction-based fees that we generate.

•
Damaged vehicle repair costs. The cost to repair damaged vehicles, also known as severity, includes labor, parts and other related costs. Severity has steadily risen for a number of years. According to industry sources, from 2001 through 2010, the price index for body work has increased by 30.5% compared with a 23.2% increase in the general cost of living index. Insurance companies purchase our products and services to help standardize the cost of repair. Should the cost of labor, parts and other related items continue to increase over time, insurance companies may seek to purchase and utilize an increasing number of our products and services to help improve the standardization of the cost of repair.

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

•
Automobile usage—number of miles driven. Several factors can influence miles driven including gasoline prices and economic conditions. According to industry sources, through February of calendar year 2013, miles driven in the United States decreased by 0.4% compared to the same period in the prior year. Fewer miles driven can result in fewer automobile accidents, which can reduce the transaction-based fees that we generate.

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

Share-based compensation expense. We incurred pre-tax, non-cash share-based compensation charges of $7.6 million and $18.8 million for the three and nine months ended March 31, 2013, respectively, and $5.8 million and $13.9 million for the three and nine months ended March 31, 2012, respectively. We expect to recognize additional pre-tax, non-cash share-based compensation charges related to share-based awards outstanding at March 31, 2013, the estimated total remaining unamortized share-based compensation expense, net of forfeitures, was $85.3 million, which we expect to recognize over a weighted-average period of 3.1 years.

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

Other factors. Other factors that have or may have an effect on our operating results include:

•	gain and loss of customers;

•	pricing pressures;

•	acquisitions, joint ventures, divestures or similar transactions;

•	expenses to develop new software or services; and

•	expenses and restrictions related to indebtedness.

We do not believe inflation has had a material effect on our financial condition or results of operations in recent years.

Results of Operations

Our results of operations include the results of operations of acquired companies from the date of the respective acquisitions.

The table below sets forth statement of income data, including the amount and percentage changes for the periods indicated (dollars in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2013	2012	Change		2013	2012	Change
	$	$	$	%	$	$	$	%
Revenues	214,625	197,997	16,628	8.4	619,577	591,832	27,745	4.7
Cost of revenues:
Operating expenses	45,966	43,697	2,269	5.2	133,407	129,314	4,093	3.2
Systems development and programming costs	20,871	18,537	2,334	12.6	59,271	55,475	3,796	6.8
Total cost of revenues (excluding depreciation and amortization)	66,837	62,234	4,603	7.4	192,678	184,789	7,889	4.3
Selling, general & administrative expenses	60,506	51,129	9,377	18.3	169,431	151,560	17,871	11.8
Depreciation and amortization	26,360	25,802	558	2.2	76,140	77,580	(1,440)	(1.9)
Restructuring charges, asset impairments and other costs associated with exit and disposal activities	1,708	5,777	(4,069)	(70.4)	4,901	6,088	(1,187)	(19.5)
Acquisition and related costs	6,069	1,906	4,163	218.4	18,048	5,658	12,390	219.0
Interest expense	17,270	11,868	5,402	45.5	52,056	36,514	15,542	42.6
Other expense, net	225	619	(394)	(63.7)	962	1,372	(410)	(29.9)
	178,975	159,335	19,640	12.3	514,216	463,561	50,655	10.9
Income before provision for income taxes	35,650	38,662	(3,012)	(7.8)	105,361	128,271	(22,910)	(17.9)
Income tax provision	10,939	9,139	1,800	19.7	21,792	33,166	(11,374)	(34.3)
Net income	24,711	29,523	(4,812)	(16.3)	83,569	95,105	(11,536)	(12.1)
Less: Net income attributable to noncontrolling interests	3,235	2,798	437	15.6	8,684	8,918	(234)	(2.6)
Net income attributable to Solera Holdings, Inc.	21,476	26,725	(5,249)	(19.6)	74,885	86,187	(11,302)	(13.1)

The table below sets forth our statement of income data expressed as a percentage of revenues for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Operating expenses	21.4	22.1	21.5	21.8
Systems development and programming costs	9.7	9.4	9.6	9.4
Total cost of revenues (excluding depreciation and amortization)	31.1	31.4	31.1	31.2
Selling, general & administrative expenses	28.2	25.8	27.3	25.6
Depreciation and amortization	12.3	13.0	12.3	13.1
Restructuring charges, asset impairments and other costs associated with exit and disposal activities	0.8	2.9	0.8	1.0
Acquisition and related costs	2.8	1.0	2.9	1.0
Interest expense	8.0	6.0	8.4	6.2
Other expense, net	0.1	0.3	0.2	0.2
	83.4	80.5	83.0	78.3
Income before provision for income taxes	16.6	19.5	17.0	21.7
Income tax provision	5.1	4.6	3.5	5.6
Net income	11.5	14.9	13.5	16.1
Less: Net income attributable to noncontrolling interests	1.5	1.4	1.4	1.5
Net income attributable to Solera Holdings, Inc.	10.0%	13.5%	12.1%	14.6%

Revenues

Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012. During the three months ended March 31, 2013, revenues increased $16.6 million, or 8.4%. After adjusting for changes in foreign currency exchange rates, revenues increased $17.8 million, or 9.0%, during the three months ended March 31, 2013 due to revenue growth in both our EMEA and Americas segments.

Our EMEA revenues increased $7.5 million, or 6.5%, to $123.0 million. After adjusting for changes in foreign currency exchange rates, EMEA revenues increased $7.6 million, or 6.6%, during the three months ended March 31, 2013 resulting from growth in transaction revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers, and incremental revenue contributions from recently-acquired businesses.

Our Americas revenues increased $9.1 million, or 11.0%, to $91.6 million. After adjusting for changes in foreign currency exchange rates, Americas revenues increased $10.2 million, or 12.3%, during the three months ended March 31, 2013 resulting from incremental revenue contributions from recently-acquired businesses, revenue growth in our AudaExplore re-underwriting business primarily due to an increase in drivers and households monitored, and growth in transaction and subscription revenues from sales to new customers and increased transaction volume from and sales of new software and services to existing customers in Latin America, offset by a decline in revenue in our AudaExplore claims-related business due to the non-renewal of a customer agreement with a top U.S. insurance company, as previously announced in December 2011, that completed its transition to a new provider in December 2012.

We expect AudaExplore to continue to expand its Explore offerings into additional U.S. states, and we expect AudaExplore's revenues to increase in connection with this expansion.

Nine Months Ended March 31, 2013 vs. Nine Months Ended March 31, 2012. During the nine months ended March 31, 2013, revenues increased $27.7 million, or 4.7%. After adjusting for changes in foreign currency exchange rates, revenues increased $46.9 million, or 7.9%, during the nine months ended March 31, 2013 due to growth in both our EMEA and Americas segments.

Our EMEA revenues decreased $0.1 million to $350.3 million. After adjusting for changes in foreign currency exchange rates, EMEA revenues increased $14.8 million, or 4.2%, during the nine months ended March 31, 2013 resulting from growth in transaction revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers, and incremental revenue contributions from recently-acquired businesses.

Our Americas revenues increased $27.8 million, or 11.5%, to $269.3 million. After adjusting for changes in foreign currency exchange rates, Americas revenues increased $32.1 million, or 13.3%, during the nine months ended March 31, 2013 resulting from incremental revenue contributions from recently-acquired businesses, revenue growth in our AudaExplore business due to an increase in drivers and households monitored, and growth in transaction and subscription revenues from sales to new customers and increased transaction volume from and sales of new software and services to existing customers in Latin America and Canada, offset by a decline in revenue in our AudaExplore claims-related business due to the non-renewal of a customer agreement with a top U.S. insurance company, as previously announced in December 2011, that completed its transition to a new provider in December 2012.

Set forth below are revenues from each of our principal customer categories and as a percentage of revenues for the periods indicated (dollars in millions):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2013		2012		2013		2012
Insurance companies	$92.1	42.9%	$89.4	45.2%	$274.6	44.3%	$268.1	45.4%
Collision repair facilities	68.4	31.9	65.2	32.9	198.4	32.0	193.7	32.7
Independent assessors	18.3	8.5	17.8	9.0	54.6	8.8	56.5	9.5
Automotive recyclers and other	35.8	16.7	25.6	12.9	92.0	14.9	73.5	12.4
Total	$214.6	100.0%	$198.0	100.0%	$619.6	100.0%	$591.8	100.0%

Revenue growth for each of our customer categories was as follows:

	Three Months Ended March 31, 2013		Nine Months Ended March 31, 2013
(dollars in millions)	Revenue Growth	Percentage Change	Revenue Growth	Percentage Change
Insurance companies	$2.8	3.1%	$6.5	2.4%
Collision repair facilities	3.2	4.9	4.7	2.4
Independent assessors	0.5	2.8	(1.9)	(3.4)
Automotive recyclers and other	10.1	39.9	18.4	25.0
Total	$16.6	8.4%	$27.7	4.7%

Revenue growth for each of our customer categories after adjusting for changes in foreign currency exchange rates was as follows:

	Three Months Ended March 31, 2013		Nine Months Ended March 31, 2013
(dollars in millions)	Revenue Growth	Percentage Change	Revenue Growth	Percentage Change
Insurance companies	$(0.5)	(0.7)%	$15.7	5.8%
Collision repair facilities	3.4	5.2	11.5	5.9
Independent assessors	0.6	3.2	1.3	2.3
Automotive recyclers and other	14.3	56.1	18.4	25.1
Total	$17.8	9.0%	$46.9	7.9%

The growth in revenue from automotive recyclers and other during the three and nine months ended March 31, 2013 is primarily due to incremental revenue contributions from recently-acquired businesses.

Operating expenses

Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012. During the three months ended March 31, 2013, operating expenses increased $2.3 million, or 5.2%. After adjusting for changes in foreign currency exchange rates, operating expenses increased $2.4 million, or 5.5%, during the three months ended March 31, 2013 primarily due to an increase in operating expenses in our Americas segment.

Our EMEA operating expenses decreased $0.8 million, or 3.6%. After adjusting for changes in foreign currency exchange rates, EMEA operating expenses decreased $0.8 million, or 3.6%, during the three months ended March 31, 2013 primarily due to ongoing waste reduction and cost containment initiatives, partially offset by incremental operating expenses contributions from recently-acquired businesses, primarily personnel related expenses and third party license fees.

Our Americas operating expenses increased $3.1 million or 14.0%. After adjusting for changes in foreign currency exchange rates, Americas operating expenses increased $3.2 million, or 14.7%, during the three months ended March 31, 2013 primarily due to incremental operating expenses contributions from recently-acquired businesses, primarily personnel related expenses and purchased data costs.

We expect AudaExplore's operating expenses (primarily relating to costs for data utilized in Explore's offerings) to increase in absolute dollars as AudaExplore expands its offerings into additional U.S. states.

Nine Months Ended March 31, 2013 vs. Nine Months Ended March 31, 2012. During the nine months ended March 31, 2013, operating expenses increased $4.1 million, or 3.2%. After adjusting for changes in foreign currency exchange rates, operating expenses increased $7.5 million, or 5.8%, during the nine months ended March 31, 2013 primarily due to an increase in operating expenses in our Americas segment.

Our EMEA operating expenses decreased $4.1 million, or 6.1%. After adjusting for changes in foreign currency exchange rates, EMEA operating expenses decreased $1.3 million, or 1.9%, during the nine months ended March 31, 2013 primarily due to ongoing waste reduction and cost containment initiatives, partially offset by incremental operating expenses contributions from recently-acquired businesses, primarily personnel related expenses and third party license fees.

Our Americas operating expenses increased $8.2 million or 13.0%. After adjusting for changes in foreign currency exchange rates, Americas operating expenses increased $8.8 million, or 14.0%, during the nine months ended March 31, 2013 primarily due to incremental operating expenses contributions from recently-acquired businesses, primarily personnel related expenses and purchased data costs, and an increase in the costs of data purchased from state departments of motor vehicles consistent with the revenue growth in our AudaExplore re-underwriting business.

Systems development and programming costs

Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012. During the three months ended March 31, 2013, systems development and programming costs (“SD&P”) increased $2.3 million, or 12.6%. After adjusting for changes in foreign currency exchange rates, SD&P increased $2.4 million, or 12.7%, during the three months ended March 31, 2013 primarily due to an increase in SD&P expenses in our Americas segment.

Our EMEA SD&P increased $0.1 million, or 9.0%. After adjusting for changes in foreign currency exchange rates, EMEA SD&P increased $0.1 million, or 1.1%, during the three months ended March 31, 2013 primarily due to an increase in personnel related expenses.

Our Americas SD&P increased $2.2 million, or 35.1%. After adjusting for changes in foreign currency exchange rates, Americas SD&P increased $2.3 million, or 35.2%, during the three months ended March 31, 2013 primarily due to incremental SD&P contributions from recently-acquired businesses, primarily personnel related expenses, and an increase in personnel related expenses resulting from increased investment in new product development in the U.S.

Nine Months Ended March 31, 2013 vs. Nine Months Ended March 31, 2012. During the nine months ended March 31, 2013, SD&P increased $3.8 million, or 6.8%. After adjusting for changes in foreign currency exchange rates, SD&P increased $5.7 million, or 10.3%, during the nine months ended March 31, 2013 primarily due to an increase in SD&P expenses in our Americas segment partially offset by a decrease in SD&P expenses in our EMEA segment.

Our EMEA SD&P decreased $2.5 million, or 6.6%. After adjusting for changes in foreign currency exchange rates, EMEA SD&P decreased $0.6 million, or 1.7%, during the nine months ended March 31, 2013 primarily due to a decrease in personnel related expenses resulting from ongoing waste reduction and cost containment initiatives.

Our Americas SD&P increased $6.3 million, or 34.4%. After adjusting for changes in foreign currency exchange rates, Americas SD&P increased $6.3 million, or 34.9%, during the nine months ended March 31, 2013 primarily due to an increase in personnel related expenses resulting from increased investment in new product development in the U.S., and incremental SD&P contributions from recently-acquired businesses, primarily personnel related expenses.

Selling, general and administrative expenses

Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012. During the three months ended March 31, 2013, selling, general and administrative expenses (“SG&A”) increased $9.4 million, or 18.3%. After adjusting for changes in foreign currency exchange rates, SG&A increased $9.7 million, or 18.9%, primarily due to: a $3.0 million increase in personnel related expenses in our EMEA and Americas segments due to continued growth in our business; incremental SG&A contributions from recently-acquired businesses of $2.3 million; primarily personnel related expenses, a $1.9 million increase in stock-based compensation expense; a $1.3 million increase in personnel, travel and recruiting expenses in our Corporate function to support continued organizational growth; $0.4 million of legal fees incurred in connection with our patent infringement lawsuit against Mitchell; and a $0.4 million increase in advertising and marketing expenses.

Nine Months Ended March 31, 2013 vs. Nine Months Ended March 31, 2012. During the nine months ended March 31, 2013, SG&A increased $17.9 million, or 11.8%. After adjusting for changes in foreign currency exchange rates, SG&A increased $22.3 million, or 14.7%, primarily due to incremental SG&A contributions from recently-acquired businesses of $5.0 million, primarily personnel related expenses, a $4.9 million increase in stock-based compensation expense, a $4.7 million increase in personnel, travel and recruiting expenses in our Corporate function to support continued organizational growth, a $4.5 million increase in personnel related expenses in our EMEA and Americas segments due to continued growth in our business, a $1.5 million increase in advertising and marketing expenses and $1.3 million of legal fees incurred in connection with our patent infringement lawsuit against Mitchell.

Notwithstanding the impact of fluctuations in the value of the U.S. dollar versus certain foreign currencies in which we transact business, we expect SG&A to continue to increase in the future in absolute dollars as we continue to expand our business into new markets, incur costs related to acquisitions and continue to incur costs associated with being a public company.

Depreciation and amortization

Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012. During the three months ended March 31, 2013, depreciation and amortization increased by $0.6 million, or 2.2%. After adjusting for changes in foreign currency exchange rates, depreciation and amortization increased $0.6 million, or 2.7% for the three months ended March 31, 2013 primarily due to the additional intangibles amortization expense associated with businesses acquired during fiscal year 2013, partially offset by the continued decrease in amortization expense related to the intangible assets acquired in the CSG and Explore acquisitions since these intangible assets are being amortized on an accelerated basis.

Nine Months Ended March 31, 2013 vs. Nine Months Ended March 31, 2012. During the nine months ended March 31, 2013, depreciation and amortization decreased by $1.4 million, or 1.9%. After adjusting for changes in foreign currency exchange rates, depreciation and amortization increased $0.4 million, or 0.5% for the nine months ended March 31, 2013 primarily due to the additional intangibles amortization expense associated with businesses acquired during fiscal year 2013, partially offset by the continued decrease in amortization expense related to the intangible assets acquired in the CSG and Explore acquisitions since these intangible assets are being amortized on an accelerated basis.

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

Restructuring charges, asset impairments and other costs associated with exit and disposal activities

Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012. During the three months ended March 31, 2013 and 2012, we incurred restructuring charges, asset impairments and other costs associated with exit and disposal activities of $1.7 million and $5.8 million, respectively. The restructuring charges, asset impairments and other costs associated with exit and disposal activities incurred in the three months ended March 31, 2013 consist primarily of employee termination benefits and other costs incurred in relation to ongoing restructuring initiatives. The restructuring charges incurred under these restructuring plans are expected to be paid through fiscal year 2013.

The restructuring charges, asset impairments and other costs associated with exit and disposal activities incurred in the three months ended March 31, 2012 consist primarily of employee termination benefits.

Nine Months Ended March 31, 2013 vs. Nine Months Ended March 31, 2012. During the nine months ended March 31, 2013 and 2012, we incurred restructuring charges, asset impairments and other costs associated with exit and disposal activities of $4.9 million and $6.1 million, respectively. The restructuring charges, asset impairments and other costs associated with exit and disposal activities incurred in the nine months ended March 31, 2013 consist primarily of employee termination benefits and other costs incurred in relation to ongoing restructuring initiatives. The restructuring charges incurred under these restructuring plans are expected to be paid through fiscal year 2013.

The restructuring charges, asset impairments and other costs associated with exit and disposal activities incurred in the nine months ended March 31, 2012 consist primarily of employee termination benefits.

We expect to incur additional restructuring charges in future years as we continue to undertake additional efforts to improve efficiencies in our business.

Acquisition and related costs

Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012; Nine Months Ended March 31, 2013 vs. Nine Months Ended March 31, 2012. We incurred acquisition and related costs of $6.1 million and $1.9 million, during the three months ended March 31, 2013 and 2012, respectively, and $18.0 million and $5.7 million during the nine months ended March 31, 2013 and 2012, respectively.

Acquisition and related costs incurred during the three months ended March 31, 2013 and 2012 consist primarily of legal and professional fees incurred in connection with completed and contemplated business combinations of $0.5 million and $0.3 million, respectively, and contingent purchase consideration that is deemed compensatory in nature and other costs associated with completed acquisitions of $5.6 million and $1.6 million, respectively.

Acquisition and related costs incurred during the nine months ended March 31, 2013 and 2012 consist primarily of legal and professional fees incurred in connection with completed and contemplated business combinations of $3.7 million and $1.3 million, respectively, and contingent purchase consideration that is deemed compensatory in nature and other costs associated with completed acquisitions of $14.3 million and $4.5 million, respectively.

We expect to incur additional acquisition and related costs in future years related to compensatory contingent purchase consideration from completed acquisitions and as we continue to pursue potential business combinations and asset acquisitions as part of our plan to grow our business.

Interest expense

Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012; Nine Months Ended March 31, 2013 vs. Nine Months Ended March 31, 2012. During the three and nine months ended March 31, 2013, interest expense increased $5.4 million and $15.5 million, respectively, due primarily to interest expense related to the senior unsecured notes issued in April 2012.

Notwithstanding fluctuations in the value of the U.S. dollar versus the Euro, we expect that our annual interest expense will increase in fiscal year 2013 as a result of the interest on the senior unsecured notes issued in April 2012.

Other expense, net

Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012; Nine Months Ended March 31, 2013 vs. Nine Months Ended March 31, 2012. During the three and nine months ended March 31, 2013, other expense, net decreased by $0.4 million, respectively, due primarily to net foreign currency transaction gains and losses on transactions denominated in a currency other than the functional currency of the local company.

Income tax provision

Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012. During the three months ended March 31, 2013 and 2012, we recorded an income tax provision of $10.9 million and $9.1 million, respectively, which resulted in an effective tax rate of 30.7% and 23.6%, respectively. The increase in the effective tax rate was primarily attributable to an increase in gross unrecognized tax benefits associated with our foreign operations.

Nine Months Ended March 31, 2013 vs. Nine Months Ended March 31, 2012. During the nine months ended March 31, 2013 and 2012, we recorded an income tax provision of $21.8 million and $33.2 million, respectively, which resulted in an effective tax rate of 20.7% and 25.9%, respectively. The decrease in the effective tax rate was primarily attributable to an enacted tax law change that will allow for the realization of tax benefits for certain foreign net operating loss carryforwards which was partially offset by an increase in gross unrecognized tax benefits associated with our foreign operations.

Our effective tax rate for the three and nine months ended March 31, 2013 is not necessarily indicative of the effective tax rate that may be expected for fiscal year 2013.

On January 2, 2013, the American Taxpayer Relief Act of 2012 (the “Act”) was signed into law. Included in the Act was the reinstatement of the research and development tax credit and the controlled foreign corporation look-through rule exception which had a favorable impact on our annual effective tax rate of approximately 2%.

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

The Senior Notes contain certain covenants including, among others, restrictions related to dividends, distributions, repurchases of equity, prepayments of debt or additional indebtedness, investments; liens on assets; mergers with another company, dispositions of assets, and transactions with affiliates. We are in compliance with the specified financial covenants of the Senior Notes at March 31, 2013.

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

As of March 31, 2013, we had $105.4 million and $181.3 million (€141.4 million) in outstanding loans under the U.S. term loan and European term loan, respectively. Currently, the U.S. term loan bears interest at 1-month LIBOR plus a 3.0% margin (3.3% at March 31, 2013) and the European term loans bear interest at 1-month EURIBOR plus a 3.0% margin (3.1% at March 31, 2013). Interest is payable monthly.

On July 19, 2012, we established a committed incremental revolving credit facility of $85.0 million with a group of banks. At March 31, 2013, no loans were outstanding under the incremental revolving credit facility.

The Amended Credit Facility contains a leverage ratio, which is applicable only if specified minimum borrowings are outstanding during a quarter. In addition, the Amended Credit Facility contains covenants restricting us from undertaking specified corporate actions, including but not limited to asset dispositions, acquisitions, payment of dividends and other specified payments, changes of control, incurrence of indebtedness, capital expenditures, creation of liens, making loans and investments and transactions with affiliates. We are in compliance with the specified financial covenants of the Amended Credit Facility at March 31, 2013.

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

In November 2011, our Board of Directors approved a share repurchase program for up to a total of $180 million of our common stock through November 10, 2013. Share repurchases are made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. The repurchase program does not require us to purchase any specific number or amount of shares, and the timing and amount of such purchases will be determined by management based upon market conditions and other factors. In addition, the program may be amended or terminated at the discretion of our Board of Directors. During nine months ended March 31, 2013, we purchased 0.4 million shares for $16.6 million. Through March 31, 2013, we have repurchased 2.6 million shares for $120.1 million under the share repurchase program.

On December 4, 2012, we paid a quarterly cash dividend with a value of $0.125 per outstanding share of common stock and per outstanding restricted stock unit to our stockholders and restricted stock unit holders of record on November 19, 2012. The aggregate dividend payment for the nine months ended March 31, 2013 was $26.1 million. On May 7, 2013, we announced that our Board of Directors approved the payment of a quarterly cash dividend of $0.125 per outstanding share of common stock and per outstanding restricted stock unit. The Board of Directors also approved a quarterly stock dividend equivalent of $0.125 per outstanding restricted stock unit granted to certain of our executive officers since fiscal year 2011 in lieu of the cash dividend, which dividend equivalent will be paid to the restricted stock unit holders as the restricted stock unit vests. The dividends are payable on June 4, 2013 to stockholders and restricted stock unit holders of record at the close of business on May 21, 2013. Any determination to pay dividends in future periods will be at the discretion of our Board of Directors. The indenture governing the Senior Notes and our amended and restated senior secured credit facility include restrictions on our ability to pay dividends on our common stock.

As of March 31, 2013 and June 30, 2012, we had cash and cash equivalents of $447.1 million and $508.2 million, respectively. At March 31, 2013, our total current and long-term debt obligations were $1.1 billion, consisting of $850.0 million related to the Senior Notes due in June 2018, and $286.7 million related to the Amended Credit Facility due in May 2017.

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

The following summarizes our primary sources and uses of cash in the periods presented (in millions):

	Nine Months Ended March 31,
	2013	2012	Change
Operating activities	$173.6	$180.1	$(6.5)
Investing activities	(169.3)	(32.3)	(137.0)
Financing activities	(68.2)	(135.6)	67.4

Operating activities. The $6.5 million decrease in cash provided by operating activities was primarily attributable to an increase in cash paid for interest due to the issuance of the 2012 Senior Notes, an increase in cash paid for income taxes, and the timing of receipts of accounts receivable.

Investing activities. The $137.0 million increase in cash used in investing activities was primarily attributable to an increase in acquisitions of and investments in businesses, net of cash acquired, of $130.5 million, due to the acquisition of five businesses and substantially all of the assets of another business during fiscal year 2013 to date and an increase in capital expenditures, net of proceeds from sales of property and equipment, of $6.2 million.

Financing activities. The $67.4 million decrease in cash used in financing activities was primarily attributable to a decrease in repurchases of shares of our common stock of $59.8 million and a decrease in repayments of long-term debt of $20.2 million, partially offset by an increase in cash dividends paid on common shares and participating securities of $4.8 million, an increase in cash paid to acquire additional shares in majority-owned subsidiaries of $4.6 million, an increase in cash dividends paid to noncontrolling interests of $1.5 million and an increase in payments on contingent purchase consideration of $1.4 million.

Off-Balance Sheet Arrangements and Related Party Transactions

As of March 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Certain minority stockholders of our international subsidiaries are also commercial purchasers and users of our software and services. Revenue transactions with all of the individual minority stockholders in the aggregate were less than 10% of our consolidated revenue for the nine months ended March 31, 2013 and 2012, respectively, and aggregate accounts receivable from the minority stockholders represent less than 10% of consolidated accounts receivable at March 31, 2013 and June 30, 2012, respectively.

On February 12, 2013, we entered into a Facilities Use Agreement with Aquila Guest Ranch, LLC (“AGR"), an entity owned by the family of our Chief Executive Officer, Tony Aquila, pursuant to which we shall pay AGR a fixed annual fee of $140,000 in exchange for our use during calendar year 2013 of certain guest ranch facilities in Wyoming. Additional details regarding the Facilities Use Agreement and the terms thereof may be found in our Current Report on Form 8-K filed with the United States Securities and Exchange Commission on February 25, 2013.

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

Period	Average Euro-to-U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2011	$1.42	$1.61
Quarter ended December 31, 2011	1.35	1.57
Quarter ended March 31, 2012	1.31	1.57
Quarter ended June 30, 2012	1.28	1.58
Quarter ended September 30, 2012	1.25	1.58
Quarter ended December 31, 2012	1.30	1.61
Quarter ended March 31, 2013	1.32	1.55

During the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, the movement of the U.S. dollar against most major foreign currencies we use to transact our business was mixed. Relative to the Euro, the average U.S. dollar weakened by 0.8%, which increased our revenues and expenses for the three months ended March 31, 2013 relating to the Euro markets in which we transact business. In contrast, the average U.S. dollar strengthened versus the Pound Sterling by 1.1%, which decreased our revenues and expenses for the three months ended March 31, 2013 relating to the United Kingdom. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in an increase or decrease, as the case may be, to our revenues of $7.4 million and $21.2 million during the three and nine months ended March 31, 2013, respectively.

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

During the three and nine months ended March 31, 2013, we recognized net foreign currency transaction losses in our consolidated statements of income of $(0.4) million and $(0.8) million, respectively. During the three and nine months ended March 31, 2012, we recognized net foreign currency transaction losses in our consolidated statements of income of $(0.5) million and $(0.7) million, respectively.

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

Our weighted-average borrowings outstanding under our amended and restated senior secured credit facility during the nine months ended March 31, 2013 were $289.5 million, of which approximately $126.2 million is unhedged. The weighted average interest rate on the unhedged portion of our term loans during the nine months ended March 31, 2013 was 3.3%. A hypothetical 1% increase or decrease in interest rates on the unhedged portion of our term loans would have resulted in an approximately $1.0 million change to our interest expense for the nine months ended March 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures and, based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

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

Changes in Internal Controls

We did not identify any changes in our internal control over financial reporting that occurred during the third quarter of fiscal year 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We derive a substantial portion of our revenues from sales to large insurance companies and collision repair facilities that have relationships with these insurance companies. During the nine months ended March 31, 2013, we derived 17.2% of our revenues from our ten largest insurance company customers. The largest three of these customers accounted for 2.8%, 2.4%, and 2.3%, respectively, of our revenues during the nine months ended March 31, 2013. A loss of one or more of these customers would result in a significant decrease in our revenues, including the business generated by collision repair facilities associated with those customers. Furthermore, many of our arrangements with European customers are terminable by them on short notice or at any time. In December 2011, we were notified by a U.S. insurance company customer that it will not renew its contract with us, and we expect this customer to transition to another provider during fiscal year 2013. This contract accounted for approximately 1.1% of our total revenues during the nine months ended March 31, 2013. In addition, disputes with customers may lead to delays in payments to us, terminations of agreements or litigation. Additional terminations or non-renewals of customer contracts or reductions in business from our large customers would harm our business, financial condition and results of operations.

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

We derive most of our revenues, and incur most of our costs, including a portion of our debt service costs, in currencies other than the U.S. dollar, mainly the Euro. In our historical financial statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period for our consolidated statement of income and certain components of stockholders’ equity or the exchange rate at the end of that period for the consolidated balance sheet. These translations resulted in net foreign currency translation adjustments of $5.6 million and $(39.2) million for the nine months ended March 31, 2013 and 2012, respectively, which are recorded as a component of accumulated other comprehensive income (loss) in the stockholders' equity. Ongoing global economic conditions have impacted currency exchange rates.

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

Period	Average Euro-to-U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2011	$1.42	$1.61
Quarter ended December 31, 2011	1.35	1.57
Quarter ended March 31, 2012	1.31	1.57
Quarter ended June 30, 2012	1.28	1.58
Quarter ended September 30, 2012	1.25	1.58
Quarter ended December 31, 2012	1.30	1.61
Quarter ended March 31, 2013	1.32	1.55

During the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, the movement of the U.S. dollar against most major foreign currencies we use to transact our business was mixed. Relative to the Euro, the average U.S. dollar weakened by 0.8%, which increased our revenues and expenses for the three months ended March 31, 2013 relating to the Euro markets in which we transact business. In contrast, the average U.S. dollar strengthened versus the Pound Sterling by 1.1%, which decreased our revenues and expenses for the three months ended March 31, 2013 relating to the United Kingdom. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in an increase or decrease, as the case may be, to our revenues of $7.4 million and $21.2 million during the three and nine months ended March 31, 2013, respectively.

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

During the nine months ended March 31, 2013 and 2012, we recognized net foreign currency transaction losses in our consolidated statements of income of $(0.8) million and $(0.7) million, respectively.

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

•
Sales of New and Used Vehicles: According to industry sources, new vehicle sales in Advanced Markets fell in 2008 and 2009, and grew in 2010 and 2011. Sales in these markets are projected to grow at a 0.9% compound annual growth rate through 2020. Sales in Evolving and Emerging Markets continued to grow through the period from 2008 through 2011 and are projected to grow at a 5.7% compound annual growth rate through 2020. Fewer new light vehicle sales can result in fewer insured vehicles on the road and fewer automobile accidents, which can reduce the transaction-based fees that we generate.

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

•
Automobile Usage—Number of Miles Driven: Several factors can influence miles driven, including gasoline prices and economic conditions. According to industry sources, through February of calendar year 2013, miles driven in the United States decreased by 0.4% compared to the same period in the prior year. For calendar year 2012, cumulative miles driven in the United States increased by 0.6% compared to the same period in the prior year. For calendar year 2011, cumulative miles driven in the United States declined compared to the same period in the prior year. In calendar year 2010, the number of miles driven in the United States increased compared to calendar years 2009 and 2008. Fewer miles driven can result in fewer automobile accidents, which can reduce the transaction-based fees that we generate.

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

Our growth is dependent upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. We have addressed and will continue to address the need to introduce new products both through internal development and through acquisitions of other companies and technologies that would complement or extend our business or enhance our technological capability. In fiscal year 2012, we acquired three businesses, substantially all of the assets of another business and a majority of the outstanding shares of a fifth business. In fiscal year 2013 to date, we have acquired five businesses and substantially all of the assets of another business.

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

We acquire and distribute personal, public and non-public information, store it in our some of our databases and provide it in various forms to certain of our customers in accordance with applicable law and contracts. We are subject to government regulation and, from time to time, companies in similar lines of business to us are subject to adverse publicity concerning the use of such data. We provide many types of data and services that are subject to regulation under the Fair Credit Reporting Act, Gramm-Leach-Bliley Act, Driver’s Privacy Protection Act, Health Insurance Portability and Accountability Act, the European Union’s Data Protection Directive, the United Kingdom's Financial Services and Markets Act 2000 Order 2001, and, to a lesser extent, various other international, federal, state and local laws and regulations. These laws and regulations are designed to protect the privacy of the public and to prevent the misuse of personal information. Our suppliers that provide us with protected and regulated data face similar regulatory requirements and, consequently, they may cease to be able to provide data to us or may substantially increase the fees they charge us for this data which may make it financially burdensome or impossible for us to acquire data that is necessary to offer our certain of our products and services. Additionally, many consumer advocates, privacy advocates, and government regulators believe that the existing laws and regulations do not adequately protect privacy of personal information. They have become increasingly concerned with the use of personal information, particularly social security numbers, department of motor vehicle data and dates of birth. As a result, they are lobbying for further restrictions on the dissemination or commercial use of personal information to the public and private sectors. The following legal and regulatory developments also could have a material adverse affect on our business, financial position, results of operations or cash flows:

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

We have a significant amount of indebtedness. As of March 31, 2013, our indebtedness, including current maturities, was $1.1 billion, of which $286.7 million matures in May 2017 and $850.0 million matures in June 2018.

During the nine months ended March 31, 2013, our aggregate interest expense was $52.1 million and cash paid for interest was $36.4 million. As a result of our issuance of $400.0 million of additional senior unsecured notes in April 2012, our interest expense and cash interest expense will increase significantly in fiscal year 2013 as compared to fiscal year 2012.

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

Pursuant to agreements entered into prior to the CSG Acquisition, the noncontrolling stockholders of certain of our majority-owned subsidiaries have the right to require us to redeem their shares at the then fair market value. For financial statement reporting purposes, the estimated fair market value of these redeemable noncontrolling interests was $86.6 million at March 31, 2013.

We are active in over 60 countries, where we are subject to country-specific risks that could adversely impact our business and results of operations.

During the nine months ended March 31, 2013, we generated approximately 68% of our revenues outside the U.S. and we expect revenues from non-U.S. markets to continue to represent a majority of our total revenues. Business and operations in individual countries are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, currency exchange controls and repatriation of earnings. Our results are also subject to the difficulties of coordinating our activities across over 60 different countries. Furthermore, our business strategy includes expansion of our operations into new and developing markets, which will require even greater international coordination, expose us to additional local government regulations and involve markets in which we do not have experience or established operations. In addition, our operations in each country are vulnerable to changes in socio-economic conditions and monetary and fiscal policies, intellectual property protection disputes, the settlement of legal disputes through foreign legal systems, the collection of receivables through foreign legal systems, exposure to possible expropriation or other governmental actions, unsettled political conditions, possible terrorist attacks and pandemic disease. These and other factors may harm our operations in those countries and therefore our business and results of operations.

We have a large amount of goodwill and other intangible assets as a result of acquisitions. Our earnings will be harmed if we suffer an impairment of our goodwill or other intangible assets.

We have a large amount of goodwill and other intangible assets and are required to perform an annual, or in certain situations a more frequent, assessment for possible impairment for accounting purposes. At March 31, 2013, we had goodwill and other intangible assets of $1.5 billion, or approximately 65% of our total assets. If we do not achieve our planned operating results or other factors impair these assets, we may be required to incur a non-cash impairment charge. Any impairment charges in the future will adversely affect our results of operations.

We may incur significant restructuring and severance charges in future periods, which would harm our operating results and cash position or increase debt.

We incurred restructuring charges of $4.9 million and $6.1 million during the nine months ended March 31, 2013 and 2012, respectively. These charges consist primarily of termination benefits paid or to be paid to employees. As of March 31, 2013, our remaining restructuring and severance obligations associated with these restructuring initiatives were $1.2 million.

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

We began paying quarterly cash dividends to holders of our outstanding of common stock and restricted stock units in the quarter ended September 30, 2009. On May 7, 2013, we announced that our Board of Directors approved the payment of a quarterly cash dividend of $0.125 per outstanding share of common stock and per outstanding restricted stock unit. The Board of Directors also approved a quarterly stock dividend equivalent of $0.125 per outstanding restricted stock unit granted to certain of our executive officers since fiscal year 2011 in lieu of the cash dividend, which dividend equivalent will be paid to the restricted stock unit holders as the restricted stock unit vests. The dividends are payable on June 4, 2013 to stockholders and restricted stock unit holders of record at the close of business on May 21, 2013. Any determination to pay dividends in future periods will be at the discretion of our Board of Directors. Our ability to pay dividends to holders of our common stock and restricted stock units in future periods may be limited by restrictive covenants under our Amended Credit Facility and the indenture for the senior unsecured notes. As a result, your only opportunity to achieve a return on your investment in us could be if the market price of our common stock appreciates and you sell your shares at a profit. We cannot assure you that the market price for our common stock will ever exceed the price that you pay.

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

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
November 2011	347	$47.03	347	$163,659
December 2011	557	$46.33	557	$137,855
February 2012	600	$49.31	600	$108,226
March 2012	98	$47.00	98	$103,634
May 2012	600	$45.20	600	$76,504
September 2012	200	$42.54	200	$67,993
November 2012	50	$49.35	50	$65,524
February 2013	100	$55.98	100	$59,925
Total	2,552	$47.03	2,552	$59,925

ITEM 6.	EXHIBITS.

Exhibit No.	Description
10.1	Facilities Use Agreement and Indemnification Agreement between Solera Holdings, Inc. and Aquila Family Ventures LLC, dated February 12, 2013.
10.2	Form of Stock Option Agreement with Time-Based Vesting entered into by the registrant and the registrant's named executive officers in march 2013.
10.3	Form of Stock Option Agreement with Performance-Based Vesting entered into by the registrant and the registrant's named executive officers in March 2013.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tony Aquila, Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Renato Giger, Chief Financial Officer and Treasurer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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
May 8, 2013