Form 10-K
period 2013-06-30
SOLERA HOLDINGS, INC
filed 2013-08-23
CIK 1324245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $2,133,000,000 as of December 31, 2011 (based upon the closing sale price on The New York Stock Exchange for such date). For this purpose, all shares held by directors, executive officers and stockholders beneficially owning five percent or more of the registrant’s common stock have been treated as held by affiliates.
The number of shares of the registrant’s common stock outstanding as of August 15, 2013 was 68,805,757.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement to be delivered to stockholders in connection with registrants 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are identified by the use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies and include, but are not limited to, statements about: increase in customer demand for our software and services; growth rates for the automobile insurance claims industry; growth rates for vehicle purchases and car parcs; customer adoption rates for automated claims processing software and services; increases in customer spending on automated claims processing software and services; efficiencies resulting from automated claims processing; performance and benefits of our products and services; development or acquisition of claims processing products and services in areas other than automobile insurance; our relationship with insurance company customers as they continue global expansion; revenue growth resulting from the launch of new software and services; improvements in operating margins resulting from operational efficiency initiatives; expectations regarding AudaExplore revenue; increased utilization of our software and services resulting from increased severity; our expectations regarding the growth rates for vehicle insurance; changes in the amount of our existing unrecognized tax benefits; our revenue mix; our income taxes; restructuring plans, potential restructuring charges and their impact on our revenues; our operating expense growth and operating expenses as a percentage of our revenues; stability of our development and programming costs; growth of our selling, general and administrative expenses; decrease of total depreciation and amortization expense; decrease in interest expense and possible impact of future foreign currency fluctuations; growth of our acquisition and related costs; our ability to realize our U.S. and foreign deferred tax assets during the respective carryforward and reversal periods; our use of cash and liquidity position going forward; cash needs to service our debt; and our ability to grow in all types of markets.
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

General

Our operations began in 1966, when Swiss Re Corporation founded our predecessor, the Claims Services Group (“CSG”). Solera Holdings, LLC was founded in March 2005 by Tony Aquila, our Chairman of the Board, Chief Executive Officer and President; and affiliates of GTCR Golder Rauner II, L.L.C. (“GTCR”), a private equity firm. In April 2006, subsidiaries of Solera Holdings, LLC acquired CSG from Automatic Data Processing, Inc. (“ADP”) for approximately $1.0 billion (the “CSG Acquisition”). Prior to the CSG Acquisition, Solera Holdings, LLC’s operations consisted primarily of developing our business plan, recruiting personnel, providing consulting services, raising capital and identifying and evaluating operating assets for acquisition.

In connection with our initial public offering in May 2007, we converted from Solera Holdings, LLC, a Delaware limited liability company, into Solera Holdings, Inc., a Delaware corporation, and all of the Class A Common Units and Class B Preferred Units of Solera Holdings, LLC were converted into shares of our common stock.

Historical Acquisitions Prior to Fiscal Year 2013

We have completed numerous acquisitions, both domestically and abroad, which are detailed below:

Fiscal Year	Acquired Company	Company Description
2009	HPI, Ltd. (“HPI”)	Leading provider of used vehicle validation services in the United Kingdom
2009	UC Universal Consulting Software GmbH (“UCS”)	Leading provider of software and services to collision repair facilities in Germany
2009	Inpart Servicos Ltda. (“Inpart”)	Leading electronic exchange for the purchase and sale of vehicle replacement parts in Brazil and other markets in Latin America and Europe
2010	AUTOonline GmbH In-formationssysteme (“AUTOonline”) (1)	Provider of an eSalvage vehicle exchange platform in several European countries and Latin American countries as well as India
2010	Softwaresysteme GTLDATA GmbH (“GTLDATA”)	Leading assessor management system provider in Austria
2010	Market Scan Holding B.V. (“Market Scan”)	Leading data analytics and software company serving the Dutch insurance industry
2011	Explore Information Services, LLC (“Explore”)	Leading U.S. provider of innovative data and analytic tools used by automotive property and casualty insurers
2011	New Era Software LLC (“New Era”)	U.S.-based provider of body shop management systems
2011	Digidentity B.V (2)	Dutch provider of next-generation E-identification certificates for authentication of online identities
2012	See Progress, Inc. (“See Progress”)	Market-leading U.S.-based provider of vehicle repair status software applications
2012	Inventory Technology Systems, Inc. (“ITS”) (3)	U.S.-based provider of innovative solutions that enhance salvage yard profitability by managing recycled parts logistics and increasing inventory turnover
2012	K&S Beheer B.V. (“Commerce Delta”)	Leading Netherlands-based collision repair shop management system provider
2012	Sinexia Corporacion Tecnologica (“Sinexia”) (4)	Developer of a leading software application for processing property and casualty insurance claims in Spain
2012	Actual Systems companies (“Actual Systems”) (5)	Global provider of premier parts recycling yard management systems that are sold under the "Pinnacle" brand name

(1)	Acquisition of 85% controlling ownership interest in fiscal year 2010. We subsequently acquired the remaining 15% noncontrolling ownership in fiscal years 2012 and 2013.

(2)	Acquisition of noncontrolling ownership interest.

(3)	Acquisition of substantially all operating assets.

(4)	Acquisition of controlling ownership interest.

(5)	Acquisition effected through a series of three interrelated transactions. In August 2013, we divested the United States and Canada business of Actual Systems.

Fiscal Year 2013 Acquisitions and Divestiture

In fiscal year 2013, we acquired License Monitor, Inc. ("LMI"), a provider of sophisticated driver violation monitoring solutions that enable operators of government and commercial vehicle fleets to quickly ascertain driver violation activity and license status change; Title Technologies, Inc. ("TitleTec"), a provider of a proprietary web-based platform that allows automotive dealerships to streamline operations by assembling and processing the data necessary to electronically register a vehicle, produce a title, and issue a permanent or temporary tag real-time at the point of sale; Mensaelect S.A. ("Mensaelect"), a provider of a proprietary, web-based solution that streamlines the invoicing process between Spanish body shops and insurers; CarweB Limited ("CarweB"), a provider of vehicle history and vehicle-specific technical data products and services in the United Kingdom; HyperQuest, Inc. ("HyperQuest"), a provider of proprietary, web-based subrogation solutions and software tools that lower processing costs and provide objectivity to both subrogation claims and out-of-network claims; and Eziworks Pty Ltd ("Eziworks"), an Australian company that operates as Car Quote, a leading body shop management system, which forms a communication link between insurers and body shops that allows them to exchange collision data. We also acquired substantially all of the assets of PS Holdings, L.L.C. (“APU”), a cloud-based locator of recycled, aftermarket, reconditioned and surplus original equipment parts for the U.S. vehicle repair industry.

In August 2013, we divested the United States and Canada business of Actual Systems, but retained the right to conduct the business in other countries throughout the world, other than in the United States and Canada.

References and Fiscal Year

The terms “we,” “us,” “our,” “our company” and “our business” refer to the consolidated operations of Solera Holdings, Inc. Our fiscal year ends on June 30 of each year. Fiscal years are identified in this Annual Report on Form 10-K according to the calendar year in which they end. For example, the fiscal year ended June 30, 2013 is referred to as “fiscal year 2013.”

Our Company

We are the leading global provider of software and services to the automobile insurance claims processing industry. We also provide products and services that complement or leverage our insurance claims processing software and services. These core extensions include products and services for used vehicle validation, electronic titling, property claims management , fraud detection, salvage yard management, disposition of salvage vehicles, subrogation, and data and analytics used by insurers in the re-underwriting of their insured drivers. Our customers include insurance companies, collision repair facilities, independent assessors, automotive recyclers, automotive dealers, and households either served by these companies or directly by us.

As of June 30, 2013, we served over 120,000 customers and were active in more than 65 countries across six continents with more than 2,700 employees. Our customers include more than 4,000 automobile insurance companies, 60,500 collision repair facilities, 12,500 independent assessors and 43,000 automotive recyclers, auto dealers and others. We derive revenues from many of the world’s largest automobile insurance companies, including the ten largest automobile insurance companies in Europe and eight of the ten largest automobile insurance companies in North America. No single customer accounted for more than 2.8% of our revenue for fiscal year ended June 30, 2013.

The Automobile Insurance Claims Process

An overview of the automobile insurance claims process and its complexities provides a framework for understanding how our customers can derive value from our software and services. The automobile insurance claims process generally begins following an automobile collision and consists of the following steps:

First Notice of Loss	•	The policyholder initiates the claim process with the insurance company.
	•	The insurance company assigns the claim to an assessor and/or a collision repair facility.
Investigation	•	The assessor conducts interviews, examines photos and reviews police reports.
	•	The insurance company, assessor or collision repair facility estimates the cost to repair the vehicle.
	•	In the case of a heavily damaged vehicle, the assessor or collision repair facility may request a pre-accident vehicle valuation.
Evaluation	•	The insurance company reviews the estimate and/or pre-accident valuation and confirms the results of the investigation.
	•	The insurance company may request additional information and/or require follow-up investigation.
Decision	•	The insurance company determines whether the vehicle should be repaired or declared a total loss.
	•	Based on its evaluation, the insurance company determines who is liable for the claim and the repair or total loss amount it intends to pay.
Settlement	•	The insurance company notifies the policyholder or the collision repair facility of the amount it intends to pay.
	•	The policyholder or collision repair facility may negotiate the final payment amount with the insurance company.
	•	In some cases, two or more insurance companies may settle claims amongst themselves depending on fault or payment liability.
Vehicle Repair	•	The collision repair facility repairs the vehicle if it is not a total loss.
	•	The collision repair facility or the insurance company may periodically communicate the repair status to the insured policyholder.
	•	The collision repair facility purchases replacement parts from original equipment manufacturers, or OEMs, aftermarket parts makers or automotive recyclers.
	•	Further revisions to the claim payment amount may occur if additional damage or cost savings are identified.
Payment	•	The insurance company pays the policyholder or the collision repair facility in the case of a repairable vehicle.
	•	The insurance company pays the policyholder the pre-accident value (less the amount of the insurance deductible) of the vehicle in the case of a total loss.
	•	The insurance company is paid the actual cash value of the total loss vehicle by the buyer of the salvage vehicle.

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

Automobile Insurance Industry

We estimate that the global automobile insurance industry processes more than 100 million claims each year, representing more than $155 billion in repair, loss adjustment expense and other related costs. We believe the industry is relatively concentrated with a number of large automobile insurance companies accounting for the majority of global automobile insurance premiums. Over the past decade, the largest insurers in the U.S., as a group, have been steadily growing and increasing their market share (measured by the premiums written) so that today over half of all private passenger auto insurance in the United States is issued by just five companies, and in 2011, the top 15 companies issued more than 75 percent.

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

Opportunities in the Automobile Insurance Claims Process

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

Importance of communications between insurance and repair companies and their customers: Insurance policyholders and collision repair customers increasingly rank communications and access to information as critical factors in their satisfaction. These factors directly impact their decision-making process as well as their willingness to recommend. Our software and services enable our insurance and collision repair customers to provide transparent communications, increasing both customer retention and new customer acquisition.

Solera’s Markets

We categorize each of the more than 65 countries in which we are active into one of the three following market types (from most mature to least mature): (i) Advanced; (ii) Evolving; and (iii) Emerging.

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

According to industry sources, global new vehicle sales grew in 2011 and 2012. In markets where automobile insurance is generally government-mandated and claims processing is automated (“advanced markets”) sales are projected to grow at a 0.4% compound annual growth rate through 2020. In other markets, sales are projected to grow at a 5.8% compound annual growth rate through 2020. Fewer new light vehicle sales can result in fewer insured vehicles on the road and fewer automobile accidents, which can reduce the transaction-based fees that we generate.

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

Our Software and Services

Our software and services include the following general categories: estimating and workflow software, salvage, salvage disposition and recycling software, electronic titling, subrogation solutions, business intelligence and consulting services, vehicle validation, and insurance re-underwriting. The majority of our customers access our software and services through a standard Web browser utilizing a “software on demand” model. By subscribing to our services, our customers can reduce upfront investments in software, hardware, implementation services and IT staff that they would typically make with traditional software solutions.

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

Vehicle Insurance Re-Underwriting

As a result of our acquisitions of Explore and LMI, we provide property and casualty insurers with driver violation reporting services for a substantial number of their insured drivers in the U.S. This cost-effective service allows insurance companies to re-assess their risk, and, where appropriate, impose a premium surcharge on insured drivers to reflect such risk.

Electronic Titling

As a result of our acquisition of TitleTec, we provide a driver information services platform that allows automotive dealerships in the U.S. to streamline operations and improve the customer purchasing experience by assembling and processing the data necessary to electronically register a vehicle, produce a title, and issue a permanent or temporary tag real-time at the point of sale.

Subrogation

As a result of our acquisition of HyperQuest, we provide web-based subrogation solutions that lower processing costs, automate processes for efficiency, provide objectivity, and increase accuracy for both subrogation claims and out-of-network claims in the U.S. This drives consumer satisfaction by allowing insurance companies, assessors, and collision repair shops to seamlessly process out-of-network claims, regardless of the estimating platform being used.

Vehicle Validation

Through HPI and CarweB, we provide private car buyers, car dealers, finance houses and the insurance industry with access to information on all registered vehicles in the United Kingdom. Through our databases, we can inform a customer if a vehicle has outstanding car finance, is recorded as stolen or has previously been written-off. Through our access to the National Mileage Register, the United Kingdom's largest database of mileages, we can alert car buyers and dealers to potential mileage discrepancies.

Other

We provide other services and products to our customers, which include leasing hardware for use with our software, training and call center technical support services. We also offer services that allow our customers to access operational and technical support in times of high demand following natural disasters.

We also provide products and services that complement and leverage our automobile insurance claims processing software and services, including:

•	In Brazil, Mexico and Spain, we provide an electronic exchange for the purchase and sale of vehicle replacement parts.

•	In the Netherlands, we provide data analytics to insurance companies and brokers.

•
As a result of our acquisition of See Progress, we provide customer service and customer communications management solutions to insurance companies and collision repair facilities in certain key markets around the world.

•
As a result of our acquisition of Sinexia, we provide communications and process management solutions in Spain across multiple parties involved in the resolution of various claims including household repairers, lawyers, and medical professionals.

Our Databases

At the core of our software and services are our proprietary databases. Each of our databases has been adapted for use in our local markets. Over the last 5 years, we have invested over $100 million annually to maintain and expand our proprietary databases. Our primary databases include our repair estimating database, our total loss database, our claims database, our vehicle validation database, our motor vehicle record database and our salvage parts databases.

Repair Estimating Database. We have created our repair estimating database over 43 years through the development, collection, organization and management of automobile-related information. The data in this database enables our customers to estimate the cost to repair a damaged vehicle. This database:

•	contains detailed cost data for each part and the required labor operations needed to complete repairs on over 4,500 vehicle types;

•	covers over 98% of the vehicle models in our core markets;

•	includes vehicles data dating back to 1970;

•	includes over 7.5 million parts for vehicles with multiple model years, editions, option packages and country-specific variations;

•	includes over 90 million aftermarket parts; and

•	includes over 5.0 million graphics.

We update this database with data provided to us by third parties, including original equipment manufacturers, or OEMs, and aftermarket part suppliers, and automotive recyclers, along with data we develop through our proprietary analyses of local labor repair times and damage repair techniques. The quality and accuracy of the database, which are very important to each of our customers, are continuously monitored and maintained using rigorous quality control processes, which include updating over 1.8 million data records every month.

Total Loss Database. Our total loss database helps our customers determine the pre-collision fair market values of vehicles that have been damaged beyond the point where repair is economically feasible, as well as the amounts they pay policyholders for total losses. Additionally, our employees use this database to provide total loss valuation services to our customers. This database has been designed to accurately reflect the local fair market value of a vehicle rather than simply delivering a market value based on national or regional averages. Each year, we collect more than 190 million “for sale” and “sold” vehicle records from over 6,300 automobile dealer sources, which we have combined with local market purchase and sale data collected from over 3,100 different sources, including websites, local newspapers, magazines and private listings. We update this database by incorporating nearly three million data records per week which include the latest vehicle purchase and sale information including specific models, option packages, vehicle condition and mileage.

Claims Database. Our claims database enables our customers to evaluate their internal claims process performance, as well as measure the performance of their business partners. Our employees also use this database to provide consulting services to our customers and develop new software and services. Customers use this database to benchmark their performance against their local peer group through detailed analyses of comprehensive industry data. Compiled over the past 15 years, this database contains approximately two billion data records representing over 300 million automobile repair claims and over $200 billion in claims payments. We update this database by incorporating approximately 600,000 additional repair estimates every week.

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

Salvage Vehicle Database. Our salvage vehicle database helps our customers buy, sell and estimate the value of salvage vehicles. Through our eSalvage exchange, our customers list approximately one million salvage vehicles for sale and more than 4,000 bidders enter approximately seven million bids for the purchase of salvage vehicles each year.

Vehicle Validation Database. Our vehicle validation database supports the previously owned car market in the United Kingdom by providing private car buyers, car dealers, finance companies and the insurance industry with access to information on all vehicles registered in the United Kingdom. By using our vehicle validation database, customers can verify who the owner is, whether there is a finance-related lien, whether the vehicle has been recorded as stolen or if it has been declared a total loss by an insurance company. We acquire data from a number of public and private data sources including the GB Driver and Vehicle Licensing Agency, motor dealers and manufacturers and finance and insurance companies. The database contains information on approximately 104 million vehicles (including 40 million vehicles currently licensed for use in the United Kingdom) and approximately 185 million mileage readings. The database is updated daily, weekly or periodically depending on the specific data element and its source.

Motor Violation Database. As a result of our acquisition of Explore, in the U.S., we collect moving violation data from 114 sources in 45 states allowing for driver violation reporting on over 52 million insured drivers. This database collects over 33 million moving violation records annually.

Our Global Operations

We are active more than 65 countries on six continents. We manage our business operations through two reportable segments: EMEA and Americas. Our EMEA reportable segment accounted for approximately 56% of our revenues during fiscal year 2013. EMEA comprises our activities in 48 countries in Europe, the Middle East, Africa, Asia and Australia. Our Americas reportable segment accounted for approximately 44% of our revenues during fiscal year 2013. Americas comprises our activities in 18 countries in North, Central and South America.

The table below sets forth the revenues we derived from the following geographic areas, based on the location of the customer, during each of the previous three fiscal years:

	Fiscal Years Ended June 30,
	2013	2012	2011
	(in thousands)
United States	$269,165	$236,239	$147,351
United Kingdom	101,815	98,673	100,620
Germany	85,035	84,832	81,500
Rest of Europe (excluding United Kingdom and Germany)	268,686	266,634	257,813
Other	113,402	$103,829	97,413

The increase in the revenues derived from the United States market is primarily due to revenue contributions from acquisitions, including Explore, acquired in June 2011.

Sales and Marketing

As of June 30, 2013, our sales and marketing staff included 414 professionals. Our sales and marketing personnel identify and target specific sales opportunities and manage customer relationships. They also design, plan, and launch strategies for new software and services, and plan and facilitate customer conferences and tradeshows. Our country managers are also involved in the sales and marketing process, though they are not counted as full-time sales professionals.

Customer Support and Training

We believe that providing high quality customer support and training services is critical to our success. As of June 30, 2013, we had 374 customer support and training personnel, who provide telephone support, as well as on- and off-site implementation and training. Our customer support and training staff generally consists of individuals with expertise in both our software and services and in the automobile insurance and/or collision repair industries.

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

As of June 30, 2013, our software development staff consisted of 673 professionals across six international software development centers and our database staff consisted of 342 professionals across five international database development centers.

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

Employees

As of June 30, 2013, we had 2,767 associates, including 1,500 employees in our EMEA reportable segment, 1,213 employees in our Americas reportable segment, and 54 employees in corporate roles. None of our employees are subject to a collective bargaining agreement.

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

We derive a substantial portion of our revenues from sales to large insurance companies and collision repair facilities that have relationships with these insurance companies. During fiscal year 2013, we derived 17.1% of our revenues from our ten largest insurance company customers. The largest three of these customers accounted for 2.8%, 2.5%, and 2.3%, respectively, of our revenues during fiscal year 2013. A loss of one or more of these customers would result in a significant decrease in our revenues, including the business generated by collision repair facilities associated with those customers. Furthermore, many of our arrangements with European customers are terminable by them on short notice or at any time. In December 2011, we were notified by a U.S. insurance company customer that it will not renew its contract with us, and this customer transitioned to another provider during fiscal year 2013. This contract accounted for approximately 0.8% of our total revenues in fiscal year 2013. In addition, disputes with customers may lead to delays in payments to us, terminations of agreements or litigation. Additional terminations or non-renewals of customer contracts or reductions in business from our large customers would harm our business, financial condition and results of operations.

Our industry is highly competitive, and our failure to compete effectively could result in a loss of customers and market share, which could harm our revenues and operating results.

The markets for our automobile insurance claims processing software and services are highly competitive. In the United
States, our principal competitors are CCC Information Services Group Inc. and Mitchell International Inc. In Europe, our principal competitors are EurotaxGlass’s Group, DAT GmbH and GT Motive Einsa Group. Mitchell International recently consummated a strategic relationship with GT Motive Enisa Group, including an equity investment. We also encounter regional or country-specific competition in the markets for automobile insurance claims processing software and services and our other products and services. For example Experian® is our principal competitor in the United Kingdom in the vehicle validation market, car.tv is our principal competitor in Germany in the online salvage vehicle disposition market and ChoicePoint is our principal competitor in the United States in the automobile reunderwriting solutions market. If one or more of our competitors develop software or services that are superior to ours or are more effective in marketing their software or services, our market share could decrease, thereby reducing our revenues. In addition, if one or more of our competitors retain existing or attract new customers for which we have developed new software or services, we may not realize expected revenues from these new offerings, thereby reducing our profitability.

Some of our current or future competitors may have or develop closer customer relationships, develop stronger brands, have greater access to capital, lower cost structures and/or more attractive system design and operational capabilities than we have. Consolidation within our industry could result in the formation of competitors with substantially greater financial, management or marketing resources than we have, and such competitors could utilize their substantially greater resources and economies of scale in a manner that affects our ability to compete in the relevant market or markets. As a result of consolidation, our competitors may be able to adapt more quickly to new technologies and customer needs, devote greater resources to promoting or selling their products and services, initiate and withstand substantial price competition, expand into new markets, hire away our key employees, change or limit access to key information and systems, take advantage of acquisition or other strategic opportunities more readily and develop and expand their product and service offerings more quickly than we can. In addition, our competitors may form strategic or exclusive relationships with each other, such as the equity interest in GT Motive purchased by Mitchell International, and with other companies in attempts to compete more successfully against us. These relationships may increase our competitors’ ability, relative to ours, to address customer needs with their software and service offerings, which may enable them to rapidly increase their market share.

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

We derive most of our revenues, and incur most of our costs, including a portion of our debt service costs, in currencies other than the U.S. dollar, mainly the Euro. In our historical financial statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period for our consolidated statement of income and certain components of stockholders’ equity or the exchange rate at the end of that period for the consolidated balance sheet. These translations resulted in a net foreign currency translation adjustment of $8.4 million and $(73.5) million for fiscal years 2013 and 2012, respectively. Ongoing global economic conditions have impacted currency exchange rates.

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

Period	Average Euro-to-U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter Ended September 30, 2011	$1.42	$1.61
Quarter Ended December 31, 2011	1.35	1.57
Quarter Ended March 31, 2012	1.31	1.57
Quarter Ended June 30, 2012	1.28	1.58
Quarter Ended September 30, 2012	1.25	1.58
Quarter Ended December 31, 2012	1.30	1.61
Quarter Ended March 31, 2013	1.32	1.55
Quarter Ended June 30, 2013	1.31	1.54

During fiscal year 2013, as compared to fiscal year 2012, the U.S. dollar strengthened against most major foreign currencies we use to transact our business. The average U.S. dollar strengthened versus the Euro by 3.5% and the Pound Sterling by 1.0%, which decreased our revenues and expenses during fiscal year 2013. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in an increase or decrease, as the case may be, to our revenues of $28.4 million during fiscal year 2013.

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

During the fiscal years ended June 30, 2013, 2012, and 2011, we recognized net foreign currency transaction losses in our consolidated statements of income of $1.1 million, $1.4 million, and $10.0 million, respectively.

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

Our operations and performance depend on worldwide economic conditions, which have deteriorated significantly in many countries where our products and services are sold, and may remain depressed for the foreseeable future. These conditions make it difficult for our customers and potential customers to accurately forecast and plan future business activities, and could cause our customers and potential customers to slow, reduce or refrain from spending on our products. In addition, external factors that affect our business have been and may continue to be impacted by the global economic slowdown. Examples include:

•
Number of Insurance Claims Made: In fiscal year 2013, the number of insurance claims made increased slightly versus fiscal year 2012. However, in several of our large western European markets, the number of insurance claims for vehicle damage submitted by owners to their insurance carriers declined slightly. The number of insurance claims made can be influenced by factors such as unemployment levels, the number of miles driven, rising gasoline prices, the number of uninsured drivers, rising insurance premiums and insured drivers opting for lower coverage or higher deductible levels, among other things. Fewer claims made can reduce the transaction-based fees that we generate.

•
Sales of New and Used Vehicles: According to industry sources, global new vehicle sales grew in 2011 and 2012. In markets where automobile insurance is generally government-mandated and claims processing is automated (“advanced markets”), sales are projected to grow at a 0.4% compound annual growth rate through 2020. In other markets, sales are projected to grow at a 5.8% compound annual growth rate through 2020. Fewer new light vehicle sales can result in fewer insured vehicles on the road and fewer automobile accidents, which can reduce the transaction-based fees that we generate.

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

•
Automobile Usage—Number of Miles Driven: Several factors can influence miles driven, including gasoline prices and economic conditions. According to industry sources, miles driven in the United States remained flat from January through May of calendar year 2013 compared to the same period in prior year. For calendar year 2012, cumulative miles driven in the United States increased by 0.6% compared to the same period in the prior year. For calendar year 2011, cumulative miles driven in the United States declined compared to the same period in the prior year. In calendar year 2010, the number of miles driven in the United States increased compared to calendar years 2009 and 2008. Fewer miles driven can result in fewer automobile accidents, which can reduce the transaction-based fees that we generate.

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

Our growth is dependent upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. We have addressed and will continue to address the need to introduce new products both through internal development and through acquisitions of other companies and technologies that would complement or extend our business or enhance our technological capability. In fiscal year 2011, we acquired two businesses, including Explore. The acquisition of Explore is our largest acquisition to date. In fiscal year 2012, we acquired three businesses, substantially all of the assets of another business and a majority of the outstanding shares of a fifth business. In fiscal year 2013, we acquired six businesses and substantially all of the assets of another business.

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

Our merger and acquisition activities are subject to antitrust and competition laws, which laws could impact our ability to pursue strategic transactions. If we were found to violate antitrust and competition laws, we would be subject to various remedies, including divestiture of the acquired businesses. For example, we recently announced that the U.S. Federal Trade Commission (the "FTC") closed its investigation into our acquisition of Actual Systems. Pursuant to the termination of the investigation, and without admitting any violation of the law, we agreed to enter into a consent order with the FTC relating to the salvage yard management system business and effected a voluntary divestiture of the United States and Canadian businesses of Actual Systems in August 2013 to a purchaser group substantially composed of the former shareholders of Actual Systems.

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

Additionally, we may finance future acquisitions and/or joint ventures with cash from operations, additional indebtedness and/or the issuance of additional securities, any of which may impair the operation of our business or present additional risks, such as reduced liquidity or increased interest expense. For example, we financed the purchase price for the Explore acquisition with a private offering of $450.0 million aggregate principal amount of senior unsecured notes, which resulted in a decrease of our ratio of earnings to fixed charges. We may also seek to restructure our business in the future by disposing of certain of our assets, which may harm our future operating results, divert significant managerial attention from our operations and/or require us to accept non-cash consideration, the market value of which may fluctuate.

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

We are currently making, and anticipate making additional, strategic decisions and investments to leverage and expand our product and service offerings, including offerings in addition to the automotive sector.

We have invested, and expect to continue to invest, significant management attention and financial resources to develop, integrate and implement new business strategies, products, services, features, applications, and functionality. Such endeavors may involve significant risks and uncertainties, including distraction of management from current core operations, insufficient revenues to offset liabilities assumed and expenses associated with these new investments, inadequate return of capital on our investments, and unanticipated issues or problems that arise during our implementation of such strategies and offerings. Because these new endeavors are inherently risky, our business strategies and product and service offerings may not be successful and may adversely affect our business, financial condition and results of operations.

Some of our strategies and offerings may be consumer-based and/or outside of the automotive sector. We have limited historical experience directly serving consumers or customers outside of the automotive sector and our products and services may not be accepted or widely utilized by such consumers or customers. These offerings may also subject us to new or additional laws and regulations (including those relating to consumer protection) and may lead to increased legal and regulatory compliance, risk and liability.

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

We require a significant amount of cash to service our indebtedness, which reduces the cash available to finance our organic growth, make strategic acquisitions and enter into alliances and joint ventures; our bond indentures contain restrictive covenants that limit our ability to engage in certain activities.

We have a significant amount of indebtedness. As of June 30, 2013, our indebtedness, including current maturities, was $1.1 billion, which consists of $288.7 million of outstanding term loans under our Amended Credit Facility that mature in May 2017 and $850.0 million of senior unsecured notes that mature in June 2018. In July 2013, we completed a private offering of an additional $850.0 million aggregate principal amount of senior unsecured notes. A portion of the proceeds from the July 2013 issuance of senior unsecured notes were used to repay the outstanding term loans under the Amended Credit Facility, resulting in the termination of the Amended Credit Facility and total outstanding indebtedness as of the repayment date of $1.7 million.

During fiscal year 2013, our aggregate interest expense was $69.5 million and cash paid for interest was $67.6 million. As a result of our issuance of senior unsecured notes in July 2013, we expect our interest expense and cash interest expense to significantly increase in fiscal year 2014 as compared to previous periods.

Our indebtedness could:

•	make us more vulnerable to unfavorable economic conditions and reduce our revenues;

•	make it more difficult to obtain additional financing in the future for working capital, capital expenditures or other general corporate purposes;

•
require us to dedicate or reserve a large portion of our cash flow from operations for making payments on our indebtedness which would prevent us from using it for other purposes including product development;

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

Our bond indentures contain covenants that restrict our and our subsidiaries' ability to make certain distributions with respect to our capital stock, incur additional indebtedness, engage in business combinations, or undertake various other corporate activities. These covenants may also require us also to maintain certain specified financial ratios, including a fixed cover charge ratio.

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

Pursuant to agreements entered into prior to the CSG Acquisition, the noncontrolling stockholders of certain of our majority-owned subsidiaries have the right to require us to redeem their shares at the then fair market value. For financial statement reporting purposes, the estimated fair market value of these redeemable noncontrolling interests was $84.7 million at June 30, 2013.

We are active in more than 65 countries, where we are subject to country-specific risks that could adversely impact our business and results of operations.

During fiscal year 2013 and 2012, we generated approximately 68% and 70% of our revenues, respectively, outside the U.S. and we expect revenues from non-U.S. markets to continue to represent a majority of our total revenues. Business and operations in individual countries are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, currency exchange controls and repatriation of earnings. Our results are also subject to the difficulties of coordinating our activities across more than 65 different countries. Furthermore, our business strategy includes expansion of our operations into new and developing markets, which will require even greater international coordination, expose us to additional local government regulations and involve markets in which we do not have experience or established operations. In addition, our operations in each country are vulnerable to changes in socio-economic conditions and monetary and fiscal policies, intellectual property protection disputes, the settlement of legal disputes through foreign legal systems, the collection of receivables through foreign legal systems, exposure to possible expropriation or other governmental actions, unsettled political conditions, possible terrorist attacks and pandemic disease. These and other factors may harm our operations in those countries and therefore our business, financial condition and results of operations.

We have a large amount of goodwill and other intangible assets as a result of acquisitions. Our earnings will be harmed if we suffer an impairment of our goodwill or other intangible assets.

We have a large amount of goodwill and other intangible assets and are required to perform an annual, or in certain situations a more frequent, assessment for possible impairment for accounting purposes. At June 30, 2013, we had goodwill and other intangible assets of $1.5 billion, or approximately 64% of our total assets. If we do not achieve our planned operating results or other factors impair these assets, we may be required to incur a non-cash impairment charge. Any impairment charges in the future will adversely affect our results of operations.

We may incur significant restructuring and severance charges in future periods, which would harm our operating results and cash position or increase debt.

We incurred restructuring charges of $5.4 million and $7.1 million during fiscal years 2013 and 2012, respectively. These charges consist primarily of relocation and termination benefits paid or to be paid to employees, lease obligations associated with vacated facilities and other costs incurred related to our restructuring initiatives. As of June 30, 2013, our remaining restructuring and severance obligations associated with these restructuring initiatives were $0.3 million.

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

We are in discussions with Mitchell International regarding the vehicle glass data license agreement following our receipt of a notice of termination of the agreement. We continue to investigate Mitchell International's claim that we have breached the agreement, and we cannot be certain about the outcome of these discussions or our continued access to the data.

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

We began paying quarterly cash dividends to holders of our outstanding of common stock and restricted stock units in the quarter ended September 30, 2009. On August 22, 2013, we announced that our Board of Directors approved the payment of a quarterly cash dividend of $0.17 per outstanding share of common stock and per outstanding restricted stock unit. The Board of Directors also approved a quarterly stock dividend equivalent of $0.17 per outstanding restricted stock unit granted to certain of our executive officers since fiscal year 2011 in lieu of the cash dividend, which dividend equivalent will be paid to the restricted stock unit holders as the restricted stock unit vests. The dividends are payable on September 17, 2013 to stockholders and restricted stock unit holders of record at the close of business on September 5, 2013. Any determination to pay dividends in future periods will be at the discretion of our Board of Directors. Our ability to pay dividends to holders of our common stock and restricted stock units in future periods may be limited by restrictive covenants under our Amended Credit Facility and the indenture for the senior unsecured notes. As a result, your only opportunity to achieve a return on your investment in us could be if the market price of our common stock appreciates and you sell your shares at a profit. We cannot assure you that the market price for our common stock will ever exceed the price that you pay.

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

•	We are subject to assertions by our customers, suppliers and strategic partners that we have not complied with the terms of our agreements with them or our agreements with them are not enforceable.

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

Fiscal Year 2013:	High	Low
First Quarter	$44.94	$36.81
Second Quarter	$54.36	$43.03
Third Quarter	$58.75	$52.87
Fourth Quarter	$58.15	$51.13
Fiscal Year 2012:
First Quarter	$62.35	$48.84
Second Quarter	$55.12	$44.15
Third Quarter	$51.43	$42.71
Fourth Quarter	$46.60	$40.19

Holders of Record

As of August 15, 2013, there were approximately 11 holders of record of our common stock, which is not reflective of the beneficial owners of our common stock.

Dividends

In fiscal years 2013 and 2012, we paid quarterly cash dividends of $0.125 and $0.100, respectively, per share outstanding of common stock and per outstanding restricted stock unit to stockholders and restricted stock unit holders of record. We also issued quarterly stock dividend equivalents of $0.125 per outstanding restricted stock unit granted to certain of our executive officers since fiscal year 2011 in lieu of the cash dividend, which dividend equivalent will be paid to the restricted stock unit holders as the restricted stock unit vests. Cash dividends paid in fiscal years 2013 and 2012 were as follows (in thousands, except per share data):

Fiscal Year 2013:	Per Share	Total	Cumulative by Fiscal Year
First Quarter	0.1250	$8,682	$8,682
Second Quarter	0.1250	8,700	17,382
Third Quarter	0.1250	8,724	26,106
Fourth Quarter	0.1250	8,708	34,814
	0.5000	$34,814
Fiscal Year 2012:
First Quarter	0.1000	$7,127	$7,127
Second Quarter	0.1000	7,138	14,265
Third Quarter	0.1000	7,052	21,317
Fourth Quarter	0.1000	6,967	28,284
	0.4000	$28,284

On August 22, 2013, we announced that our Board of Directors approved the payment of a quarterly cash dividend of $0.17 per outstanding share of common stock and per outstanding restricted stock unit. The Board of Directors also approved a quarterly stock dividend equivalent of $0.17 per outstanding restricted stock unit granted to certain of our executive officers since fiscal year 2011 in lieu of the cash dividend, which dividend equivalent will be paid to the restricted stock unit holders as the restricted stock unit vests. Any determination to pay dividends in future periods will be at the discretion of our board of directors.

Unregistered Sales of Equity Securities

None.

Equity Compensation Plan Information

The following table sets forth certain information regarding our equity compensation plans as of June 30, 2013 (shares in thousands):

Plan Category	Number of securities to be issued upon exercise of outstanding options purchase rights and vesting of restricted stock units		Weighted-average exercise price of outstanding options and unvested restricted stock units	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders:
2006 Securities Purchase Plan	—		$—	—
2007 Long-Term Equity Incentive Plan (1)	184		22.78	—
2007 Employee Stock Purchase Plan	—		—	1,414
2008 Omnibus Equity Incentive Plan (1)	5,244	(2)	43.67	4,841	(3)
Equity compensation plans not approved by stockholders	—		—	—
Total	5,428			6,255

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

The graph assumes that the value of the investment in our common stock and each index was $100 on May 16, 2007.

	Cumulative Total Return
	Solera Holdings, Inc.	Russell 2000 Index	Information Service Peers
May 16, 2007	$100.00	$100.00	$100.00
June 29, 2007	$110.74	$101.82	$101.97
June 29, 2008	$158.06	$85.33	$79.75
June 30, 2009	$145.14	$63.99	$73.38
June 30, 2010	$208.44	$77.73	$87.56
June 30, 2011	$342.72	$106.81	$101.20
June 30, 2012	$244.06	$104.59	$92.38
June 30, 2013	$328.27	$129.91	$113.72

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

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
November 2011	347	$47.03	347	$163,659
December 2011	557	$46.33	557	$137,855
February 2012	600	$49.31	600	$108,226
March 2012	98	$47.00	98	$103,634
May 2012	600	$45.20	600	$76,504
September 2012	200	$42.54	200	$67,993
November 2012	50	$49.35	50	$65,524
February 2013	100	$55.98	100	$59,925
May 2013	200	$56.82	200	$48,556
Total	2,752	$47.74	2,752	$48,556

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical financial information regarding our business and should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

Our results of operations include the results of operations of acquired companies from the date of the respective acquisitions.

	Fiscal Years Ended June 30,
	2013 (1)	2012 (2)	2011 (3)	2010 (4)	2009 (5)
Statement of Income Data:
Revenues	$838,103	$790,207	$684,697	$631,348	$557,691
Cost of revenues:
Operating expenses	181,448	171,763	134,649	130,852	128,101
Systems development and programming costs	79,083	73,914	68,932	67,926	59,941
Total cost of revenues (excluding depreciation and amortization)	260,531	245,677	203,581	198,778	188,042
Selling, general and administrative expenses	234,742	206,639	187,701	170,562	159,414
Depreciation and amortization	103,239	103,510	83,088	88,978	86,146
Restructuring charges, asset impairments, and other costs associated with exit and disposal activities	5,435	7,057	7,093	5,910	3,952
Acquisition and related costs	26,945	7,962	9,687	4,032	4,427
Interest expense	69,511	53,593	31,102	32,782	38,565
Other (income) expense, net	1,860	1,665	7,815	3,964	(15,656)
	702,263	626,103	530,067	505,006	464,890
Income before provision for income taxes	135,840	164,104	154,630	126,342	92,801
Income tax provision (benefit)	30,797	45,718	(14,427)	32,171	26,168
Net income	105,043	118,386	169,057	94,171	66,633
Less: Net income attributable to noncontrolling interests	11,159	11,398	11,680	9,739	8,326
Net income attributable to Solera Holdings, Inc.	93,884	106,988	157,377	84,432	58,307
Net income attributable to Solera Holdings, Inc. per common share:
Basic	$1.35	$1.52	$2.23	$1.20	$0.86
Diluted	$1.35	$1.51	$2.22	$1.20	$0.86
Dividends paid per share	$0.50	$0.40	$0.30	$0.25	$—

	Fiscal Years Ended June 30,
	2013 (1)	2012 (2)	2011 (3)	2010 (4)	2009 (5)
Weighted average common shares used in the calculation of net income attributable to Solera Holdings, Inc. per common share:
Basic	68,843	70,178	70,349	69,587	67,252
Diluted	69,139	70,527	70,683	69,763	67,295
Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$226,708	$222,992	$211,531	$190,284	$133,405
Investing activities (6) (7)	(181,485)	(47,819)	(543,558)	(111,287)	(121,876)
Financing activities (8)	(88,517)	(17,966)	410,901	(28,927)	72,214
Balance Sheet Data (as of the end of period):
Cash and cash equivalents	$464,239	$508,246	$371,101	$240,522	$223,420
Total assets (9)	2,257,541	2,151,816	2,169,135	1,356,653	1,418,609
Long-term debt, net of current portion (10)	1,144,462	1,143,012	1,020,383	538,018	592,200
Total stockholders’ equity	748,239	687,381	785,109	512,815	492,815

(1)
The results of operations of LMI, TitleTec, APU, Mensaelect, CarweB, HyperQuest and Eziworks, acquired in fiscal year 2013, are included from the respective dates of the acquisitions, which are not the first day of fiscal year 2013.

(2)
The results of operations of See Progress, Commerce Delta, Sinexia and Actual Systems, acquired in fiscal year 2012, are included from the respective dates of the acquisitions, which are not the first day fiscal year 2012.

(3)	The results of operations of Explore and New Era, acquired in fiscal year 2011, are included from the respective dates of the acquisitions, which are not the first day of fiscal year 2011.

(4)
The results of operations of AUTOonline, GTLDATA and Market Scan, acquired in fiscal year 2010, are included from the respective dates of the acquisitions, which are not the first day of fiscal year 2010.

(5)	The results of operations of HPI, UCS and Inpart, acquired in fiscal year 2009, are included from the respective dates of the acquisitions, which are not the first day of fiscal year 2009.

(6)	Cash flows used in investing activities in fiscal year 2011 primarily reflect the $520.0 million paid to acquire Explore in June 2011.

(7)
The increase in cash flows used in investing activities in fiscal year 2013 was primarily attributable to an increase in acquisitions of and investments in businesses, net of cash acquired, of $142.1 million, due to the acquisition of six businesses and substantially all of the assets of another business during fiscal year 2013.

(8)
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

(9)	The increase in total assets in fiscal year 2011 primarily reflects the goodwill and acquired intangible assets from our acquisition of Explore.

(10)	The increases in long-term debt, net of current portion in fiscal years 2012 and 2011 primarily reflect our issuance of senior unsecured notes in April 2012 and June 2011.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for fiscal years 2013, 2012 and 2011 are not necessarily indicative of the results that may be expected for any future period. We describe the effects on our results that are attributed to the change in foreign currency exchange rates by measuring the incremental difference between translating the current and prior period results at the monthly average rates for the same period from the prior year.

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

We serve over 120,000 customers and are active in more than 65 countries across six continents with more than 2,700 employees. Our customers include more than 4,000 automobile insurance companies, 60,500 collision repair facilities, 12,500 independent assessors and 43,000 automotive recyclers, auto dealers and others. We derive revenues from many of the world’s largest automobile insurance companies, including the ten largest automobile insurance companies in Europe and eight of the ten largest automobile insurance companies in North America.

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

The table below sets forth our revenues by reportable segment and as a percentage of our total revenues for the periods indicated (dollars in millions):

	Fiscal Years Ended June 30,
	2013		2012		2011
EMEA	$471.2	56.2%	$464.4	58.8%	$453.1	66.2%
Americas	366.9	43.8	325.8	41.2	231.6	33.8
Total	$838.1	100.0%	$790.2	100.0%	$684.7	100.0%

For fiscal year 2013, the United States, the United Kingdom and Germany were the only countries that individually represented more than 10% of total revenues.

In March 2013, eighteen months after acquiring Explore, we launched AudaExplore, which combines our Audatex U.S. claims-related business, and our Explore re-underwriting business.

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

Depreciation and amortization

Depreciation includes depreciation attributable to buildings, leasehold improvements, data processing and computer equipment, purchased software, and furniture and fixtures. Amortization includes amortization attributable to software developed or obtained for internal use and intangible assets acquired in business combinations, particularly the CSG Acquisition and our acquisition of Explore.

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

Foreign currency. During fiscal years 2013, 2012 and 2011, we generated approximately 68%, 70% and 79% of our revenues, respectively, and incurred a majority of our costs, in currencies other than the U.S. dollar, primarily the Euro. We translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period for our consolidated statement of income and certain components of stockholders’ equity and the exchange rate at the end of that period for the consolidated balance sheet. These translations resulted in foreign currency translation adjustments of $8.4 million and $(73.5) million for fiscal years 2013 and 2012, respectively, which are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction losses recognized in our consolidated statements of income were $1.1 million, $1.4 million, $10.0 million during fiscal years 2013, 2012, and 2011, respectively.

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

Period	Average Euro-to-U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter Ended September 30, 2011	$1.42	$1.61
Quarter Ended December 31, 2011	1.35	1.57
Quarter Ended March 31, 2012	1.31	1.57
Quarter Ended June 30, 2012	1.28	1.58
Quarter Ended September 30, 2012	1.25	1.58
Quarter Ended December 31, 2012	1.30	1.61
Quarter Ended March 31, 2013	1.32	1.55
Quarter Ended June 30, 2013	1.31	1.54

During fiscal year 2013, as compared to fiscal year 2012, the U.S. dollar strengthened against most major foreign currencies we use to transact our business. The average U.S. dollar strengthened versus the Euro by 3.5% and the Pound Sterling by 1.0%, which decreased our revenues and expenses during fiscal year 2013. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in an increase or decrease, as the case may be, to our revenues of $28.4 million during fiscal year 2013.

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

Factors that affect business volume. The following external factors have or may have an effect on the number of claims that are submitted and/or our volume of transactions, any of which can affect our revenues:

•
Number of insurance claims made. In fiscal year 2013, the number of insurance claims made increased slightly versus fiscal year 2012. In several of our large western European markets, the number of insurance claims for vehicle damage submitted by owners to their insurance carriers declined slightly. The number of insurance claims made can be influenced by factors such as unemployment levels, the number of miles driven, rising gasoline prices, the number of uninsured drivers, rising insurance premiums and insured opting for lower coverage or higher deductible levels, among other things. Fewer claims made can reduce the transaction-based fees that we generate.

•
Sales of new and used vehicles. According to industry sources, global new vehicle sales grew in 2011 and 2012. In markets where automobile insurance is generally government-mandated and claims processing is automated (“advanced markets”) sales are projected to grow at a 0.4% compound annual growth rate through 2020. In other markets, sales are projected to grow at a 5.8% compound annual growth rate through 2020. Fewer new light vehicle sales can result in fewer insured vehicles on the road and fewer automobile accidents, which can reduce the transaction-based fees that we generate.

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

•
Automobile usage—number of miles driven. Several factors can influence miles driven including gasoline prices and economic conditions. According to industry sources, miles driven in the United States remained flat from January through May of calendar year 2013 compared to the same period in prior year. Fewer miles driven can result in fewer automobile accidents, which can reduce the transaction-based fees that we generate.

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

Non-cash share-based compensation charges. We incurred pre-tax, non-cash share-based compensation charges of $25.8 million, $18.4 million and $13.6 million during fiscal years 2013, 2012, and 2011, respectively. At June 30, 2013, the estimated total remaining unamortized share-based compensation expense, net of forfeitures, was $82.3 million which is expected to be recognized over a weighted-average period of 3.2 years.

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

Results of Operations

Our results of operations include the results of operations of acquired companies from the date of the respective acquisitions.

The table below sets forth our results of operations data, including the amount and percentage changes for the periods indicated:

	Fiscal Years Ended June 30,			Fiscal Year 2013 to Fiscal Year 2012 Change		Fiscal Year 2012 to Fiscal Year 2011 Change
	2013	2012	2011	$	%	$	%
	(dollars in thousands)
Revenues	$838,103	$790,207	$684,697	$47,896	6.1%	$105,510	15.4%
Cost of revenues:
Operating expenses	181,448	171,763	134,649	9,685	5.6	37,114	27.6
Systems development and programming costs	79,083	73,914	68,932	5,169	7.0	4,982	7.2
Total cost of revenues (excluding depreciation and amortization)	260,531	245,677	203,581	14,854	6.0	42,096	20.7
Selling, general and administrative expenses	234,742	206,639	187,701	28,103	13.6	18,938	10.1
Depreciation and amortization	103,239	103,510	83,088	(271)	(0.3)	20,422	24.6
Restructuring charges, asset impairments, and other costs associated with exit and disposal activities	5,435	7,057	7,093	(1,622)	(23.0)	(36)	(0.5)
Acquisition and related costs	26,945	7,962	9,687	18,983	238.4	(1,725)	(17.8)
Interest expense	69,511	53,593	31,102	15,918	29.7	22,491	72.3
Other expense, net	1,860	1,665	7,815	195	11.7	(6,150)	(78.7)
	702,263	626,103	530,067	76,160	12.2	96,036	18.1
Income before provision for income taxes	135,840	164,104	154,630	(28,264)	(17.2)	9,474	6.1
Income tax provision (benefit)	30,797	45,718	(14,427)	(14,921)	(32.6)	60,145	(416.9)
Net income	105,043	118,386	169,057	(13,343)	(11.3)	(50,671)	(30.0)
Less: Net income attributable to noncontrolling interests	11,159	11,398	11,680	(239)	(2.1)	(282)	(2.4)
Net income attributable to Solera Holdings, Inc.	$93,884	$106,988	$157,377	$(13,104)	(12.2)%	$(50,389)	(32.0)%

Amounts and percentages in the above table and throughout our discussion and analysis of financial conditions and results of operations may reflect rounding adjustments.

The table below sets forth our results of operations data expressed as a percentage of revenues for the periods indicated:

	Fiscal Years Ended June 30,
	2013	2012	2011
Revenues	100.0%	100.0%	100.0%
Cost of revenues:
Operating expenses	21.6	21.7	19.7
Systems development and programming costs	9.4	9.4	10.1
Total cost of revenues (excluding depreciation and amortization)	31.1	31.1	29.8
Selling, general and administrative expenses	28.0	26.1	27.4
Depreciation and amortization	12.3	13.1	12.1
Restructuring charges, asset impairments, and other costs associated with exit and disposal activities	0.6	0.9	1.0
Acquisition and related costs	3.2	1.0	1.4
Interest expense	8.3	6.8	4.5
Other expense, net	0.2	0.2	1.1
	83.8	79.2	77.4
Income before provision for income taxes	16.2	20.8	22.6
Income tax provision (benefit)	3.7	5.8	(2.1)
Net income	12.5	15.0	24.7
Less: Net income attributable to noncontrolling interests	1.3	1.4	1.7
Net income attributable to Solera Holdings, Inc.	11.2%	13.6%	23.0%

Revenues

Fiscal Year 2013 vs. Fiscal Year 2012. During fiscal year 2013, revenues increased $47.9 million, or 6.1%. After adjusting for changes in foreign currency exchange rates, revenues increased $67.3 million, or 8.5%, during fiscal year 2013 due to revenue growth in both our EMEA and Americas segments.

Our EMEA revenues increased $6.8 million, or 1.5%, to $471.2 million. After adjusting for changes in foreign currency exchange rates, EMEA revenues increased $21.6 million, or 4.6%, during fiscal year 2013 resulting from growth in transaction revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers, and incremental revenue contributions from recently-acquired businesses.

Our Americas revenues increased $41.1 million, or 12.6%, to $366.9 million. After adjusting for changes in foreign currency exchange rates, Americas revenues increased $45.7 million, or 14.0%, during fiscal year 2013 resulting from incremental revenue contributions from recently-acquired businesses, revenue growth in our AudaExplore re-underwriting business due to an increase in drivers and households monitored, and growth in transaction and subscription revenues from sales to new customers and increased transaction volume from and sales of new software and services to existing customers in Latin America and Canada, offset by a decline in revenue in our AudaExplore claims-related business due to the non-renewal of a customer agreement with a top U.S. insurance company, as previously announced in December 2011, that completed its transition to a new provider in December 2012.

We expect AudaExplore to continue to expand its Explore re-underwriting offerings into additional U.S. states, and we expect AudaExplore's revenues to increase in connection with this expansion.

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

Set forth below is our revenues from each of our principal customer categories and as a percentage of revenues for the periods indicated (dollars in millions):

	Fiscal Years Ended June 30,
	2013		2012		2011
Insurance companies	$374.0	44.6%	$359.9	45.5%	$275.1	40.2%
Collision repair facilities	266.3	31.8	257.5	32.6	243.6	35.6
Independent assessors	72.9	8.7	74.4	9.4	71.0	10.4
Automotive recyclers, salvage and others	124.9	14.9	98.4	12.5	95.0	13.8
Total	$838.1	100.0%	$790.2	100.0%	$684.7	100.0%

The increase in revenues from automotive recyclers, salvage and others in fiscal year 2013 is primarily due to revenue contributions from recently-acquired businesses. The increase in revenues from insurance companies in fiscal year 2012 is primarily due to revenue contributions from Explore, acquired in June 2011.

Revenue growth for each of our customer categories was as follows (dollars in millions):

	Fiscal Year 2013 vs. Fiscal Year 2012		Fiscal Year 2012 vs. Fiscal Year 2011
Customer category	Revenue Growth	Percentage Change	Revenue Growth	Percentage Change
Insurance companies	$14.1	3.9%	$84.8	30.8%
Collision repair facilities	8.8	3.4	13.9	5.7
Independent assessors	(1.5)	(2.0)	3.4	4.7
Automotive recyclers, salvage and others	26.5	26.9	3.4	3.7
Total	$47.9	6.1%	$105.5	15.4%

Revenue growth for each of our customer categories after adjusting for changes in foreign currency exchange rates was as follows (dollars in millions):

	Fiscal Year 2013 vs. Fiscal Year 2012		Fiscal Year 2012 vs. Fiscal Year 2011
Customer category	Revenue Growth	Percentage Change	Revenue Growth	Percentage Change
Insurance companies	$22.5	6.3%	$91.0	33.1%
Collision repair facilities	15.5	6.0	19.1	7.9
Independent assessors	1.6	2.1	5.1	7.1
Automotive recyclers, salvage and others	27.7	28.1	3.8	4.0
Total	$67.3	8.5%	$119.0	17.4%

Operating expenses

Fiscal Year 2013 vs. Fiscal Year 2012. During fiscal year 2013, operating expenses increased $9.7 million, or 5.6%. After adjusting for changes in foreign currency exchange rates, operating expenses increased $13.0 million, or 7.6%, during fiscal year 2013 primarily due to an increase in operating expenses in our Americas segment.

Our EMEA operating expenses decreased $3.2 million, or 3.7%. After adjusting for changes in foreign currency exchange rates, EMEA operating expenses decreased $0.5 million, or 0.6%, during fiscal year 2013 primarily due to ongoing waste reduction and cost containment initiatives, partially offset by incremental operating expenses contributions from recently-acquired businesses, primarily personnel related expenses and third party license fees.

Our Americas operating expenses increased $12.9 million or 15.4%. After adjusting for changes in foreign currency exchange rates, Americas operating expenses increased $13.5 million, or 16.1%, during fiscal year 2013 primarily due to incremental operating expenses contributions from recently-acquired businesses, primarily personnel related expenses and purchased data costs, and an increase in the costs of data purchased from state departments of motor vehicles consistent with the revenue growth in our AudaExplore re-underwriting business.

We expect AudaExplore's operating expenses, primarily relating to costs for data utilized in Explore's re-underwriting offerings, to increase in absolute dollars as AudaExplore expands its offerings into additional U.S. states.

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

Systems development and programming costs

Fiscal Year 2013 vs. Fiscal Year 2012. During fiscal year 2013, systems development and programming costs (“SD&P”) increased $5.2 million, or 7.0%. After adjusting for changes in foreign currency exchange rates, SD&P increased $7.1 million, or 9.6%, during fiscal year 2013 due to increases in SD&P expenses in both our EMEA and Americas segments.

Our EMEA SD&P decreased $1.6 million, or 3.2%. After adjusting for changes in foreign currency exchange rates, EMEA SD&P increased $0.2 million, or 0.4%, during fiscal year 2013 primarily due to incremental SD&P contributions from recently-acquired businesses, partially offset by a decrease in personnel related expenses resulting from ongoing waste reduction and cost containment initiatives.

Our Americas SD&P increased $6.8 million, or 27.2%. After adjusting for changes in foreign currency exchange rates, Americas SD&P increased $6.9 million, or 27.6%, during fiscal year 2013 primarily due to an increase in personnel related expenses resulting from increased investment in new product development at AudaExplore, and incremental SD&P contributions from recently-acquired businesses, primarily personnel related expenses.

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

Selling, general and administrative expenses

Fiscal Year 2013 vs. Fiscal Year 2012. During fiscal year 2013, selling, general and administrative expenses (“SG&A”) increased $28.1 million, or 13.6%. After adjusting for changes in foreign currency exchange rates, SG&A increased $32.6 million, or 15.8%, primarily due to: incremental SG&A contributions from recently-acquired businesses of $7.8 million; a $7.4 million increase in stock-based compensation expense; a $6.3 million increase in personnel, travel and recruiting expenses in our Corporate function to support continued organizational growth; a $5.7 million increase in personnel related expenses in our EMEA and Americas segments due to continued growth in our business; a $1.5 million increase in advertising and marketing expenses; a $1.4 million increase in professional fees; a $1.4 million increase in legal fees incurred in connection with our patent infringement lawsuit against Mitchell; and a $1.1 million increase in other administrative expenses.

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

Depreciation and amortization

Fiscal Year 2013 vs. Fiscal Year 2012. During fiscal year 2013, depreciation and amortization decreased by $0.3 million, or 0.3%. After adjusting for changes in foreign currency exchange rates, depreciation and amortization increased $1.5 million, or 1.4%, during fiscal year 2013 primarily due to the additional intangibles amortization expense associated with businesses acquired during fiscal year 2013, partially offset by the continued decrease in amortization expense related to the intangible assets acquired in the CSG Acquisition and the acquisition of Explore since these intangible assets are being amortized on an accelerated basis.

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

We generally amortize intangible assets on an accelerated basis to reflect the pattern in which the economic benefits of the intangible assets are realized. Accordingly, notwithstanding the impact of fluctuations in the value of the U.S. dollar versus certain foreign currencies in which we transact business and absent future significant acquisitions, we anticipate that our annual depreciation and amortization expense will decrease over the next several years.

Restructuring charges, asset impairments and other costs associated with exit or disposal activities

Fiscal Year 2013 vs. Fiscal Year 2012 and Fiscal Year 2012 vs. Fiscal Year 2011. During fiscal years 2013, 2012 and 2011, we incurred restructuring charges, asset impairments and other costs associated with exit or disposal activities of $5.4 million, $7.1 million and $7.1 million, respectively.

The restructuring charges, asset impairments and other costs associated with exit and disposal activities incurred in fiscal years 2013 and 2012 consist primarily of employee termination benefits and other costs incurred in relation to ongoing restructuring initiatives.

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

Acquisition and related costs

Fiscal Year 2013 vs. Fiscal Year 2012 and Fiscal Year 2011 vs. Fiscal Year 2011. During fiscal years 2013, 2012 and 2011 we incurred acquisition and related costs of $26.9 million, $8.0 million and $9.7 million, respectively.

Acquisition and related costs incurred in fiscal year 2013 primarily consists of contingent purchase consideration that is deemed compensatory in nature of $15.7 million, $5.8 million of legal and professional fees incurred in connection with completed and contemplated business combinations and associated with the Federal Trade Commission's investigation of our acquisition of Actual Systems and the subsequent divestiture of Actual Systems' businesses in the U.S. and Canada in August 2013, and other costs associated with completed acquisitions of $5.4 million.

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

Interest expense

Fiscal Year 2013 vs. Fiscal Year 2012 and Fiscal Year 2012 vs. Fiscal Year 2011. During fiscal year 2013, interest expense increased $15.9 million, or 29.7%, due primarily to interest expense related to the senior unsecured notes issued in April 2012.

During fiscal year 2012, interest expense increased $22.5 million, or 72.3%, due primarily to interest expense related to the senior unsecured notes issued in June 2011 and April 2012, partially offset by a decrease in interest expense resulting from the expiration of our interest rate swaps in June 2011.

Notwithstanding fluctuations in the value of the U.S. dollar versus the Euro, we expect that our annual interest expense will increase in fiscal year 2014 as a result of the interest on the senior unsecured notes issued in July 2013.

Other expense, net

Fiscal Year 2013 vs. Fiscal Year 2012 and Fiscal Year 2012 vs. Fiscal Year 2011. During fiscal years 2013 and 2012, other expense, net increased by $0.2 million and decreased by $6.2 million, respectively, primarily due to net foreign currency transaction losses on transactions denominated in a currency other than the functional currency of the local company.

Income tax provision (benefit)

Fiscal Year 2013 vs. Fiscal Year 2012 and Fiscal Year 2012 vs. Fiscal Year 2011. During fiscal years 2013, 2012 and 2011, we recorded an income tax provision (benefit) of $30.8 million, $45.7 million and $(14.4) million, respectively, which resulted in an effective tax rate of 22.7%, 27.9% and (9.3)%, respectively. The decrease in the effective tax rate was primarily attributable to recent legislation and management's determination that the future realization of our Netherlands net deferred tax assets was more-likely-than-not, partially offset by an increase in U.S. permanent disallowed expenses. During fiscal year 2013, we released $11.0 million of valuation allowance on our Netherlands net deferred tax assets.

On January 2, 2013, the American Taxpayer Relief Act of 2012 (the “Act”) was signed into law. Included in the Act was the reinstatement of the research and development tax credit and the controlled foreign corporation look-through rule exception.

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

In July 2013, we announced the closing of a private offering of $850 million aggregate principal amount of senior notes (the “2013 Senior Notes”). The expected increase in interest expense due to the 2013 Senior Notes will reduce future U.S. taxable income. As a result, certain of our U.S. deferred tax assets may not be realized in future tax years.

Liquidity and Capital Resources

Our principal sources of cash have included cash generated from operations, proceeds from our May 2007 initial public offering and our November 2008 secondary public stock offering, borrowings under our senior secured credit facilities and the proceeds from the issuance of the senior unsecured notes in June 2011 and April 2012. Our principal uses of cash have been, and we expect them to continue to be, for business combinations, debt service, dividends, stock repurchases, capital expenditures and working capital.

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

The Senior Notes contain certain covenants including, among others, restrictions related to dividends, distributions, repurchases of equity, prepayments of debt or additional indebtedness, investments; liens on assets; mergers with another company, dispositions of assets, and transactions with affiliates. We are in compliance with the specified financial covenants of the Senior Notes at June 30, 2013.

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

As of June 30, 2013, we had $105.2 million and $183.5 million (€141.0 million) in outstanding loans under the U.S. term loan and European term loan, respectively. Currently, the U.S. term loan bears interest at 3-month LIBOR plus a 3.0% margin (3.3% at June 30, 2013) and the European term loans bear interest at 3-month EURIBOR plus a 3.0% margin (3.1% at June 30, 2013). Interest is payable monthly.

The Amended Credit Facility contains a leverage ratio, which is applicable only if specified minimum borrowings are outstanding during a quarter. In addition, the Amended Credit Facility contains covenants restricting us from undertaking specified corporate actions, including but not limited to asset dispositions, acquisitions, payment of dividends and other specified payments, changes of control, incurrence of indebtedness, capital expenditures, creation of liens, making loans and investments and transactions with affiliates. We are in compliance with the specified financial covenants of the Amended Credit Facility at June 30, 2013.

In July 2013, we announced the closing of the 2013 Senior Notes. The 2013 Senior Notes accrue interest at 6.000% per annum, payable semi-annually, and become due and payable on June 15, 2021. We used $289.5 million of the net proceeds from the 2013 Senior Notes to repay in full all of the outstanding term loans under the Amended Credit Facility. The Amended Credit Facility was terminated upon repayment of the outstanding term loans. We intend to use the remainder of the net proceeds for working capital and other general corporate purposes, including strategic initiatives such as future acquisitions, joint ventures, investments or other business development opportunities.

In order to mitigate the variability of the Euro-denominated cash flows associated with two intercompany loans, in April 2012, we entered into two pay fixed Euros / received fixed U.S. dollar cross-currency swaps in the aggregate notional amount of €109.0 million.

In order to reduce our exposure to interest rate volatility associated with our USD and Euro denominated term loans, in August 2012, we entered into two pay fixed / receive floating interest rate swaps with notional amounts of $80.0 million and €64.5 million, respectively. The maturity date of both swaps is May 16, 2017 which coincides with the maturity of our USD and Euro denominated term loans and bear an interest rate of .8225% plus a 3.0% margin for the US dollar denominated swap and .7550% plus a 3.0% margin for the Euro denominated swap. As a result of the repayment of the terms loans under the Amended Credit Facility, the interest rate swaps were terminated in July 2013.

Pursuant to agreements entered into prior to the CSG Acquisition, the noncontrolling stockholders of certain of our majority-owned subsidiaries have the right to require us to redeem their shares at the then fair market value. We do not have any indication that the exercise of any remaining redemption rights is probable within the next twelve months. Further, we do not believe the occurrence of conditions precedent to the exercise of certain of these redemption rights is probable within the next twelve months. If the stockholders exercised their redemption rights, we believe that we have sufficient liquidity to fund such redemptions.

In November 2011, our Board of Directors approved a share repurchase program for up to a total of $180.0 million of our common stock through November 10, 2013. Share repurchases are made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. The repurchase program does not require us to purchase any specific number or amount of shares, and the timing and amount of such purchases will be determined by management based upon market conditions and other factors. In addition, the program may be amended or terminated at the discretion of our Board of Directors. Through June 30, 2013, we have repurchased approximately 2.8 million shares for $131.4 million.

In fiscal year 2013, we paid quarterly cash dividends with a value of $0.125 per outstanding share of common stock and per outstanding restricted stock unit to our stockholders and restricted stock unit holders of record. The aggregate dividend payments for fiscal year 2013 were $34.8 million. On August 22, 2013, we announced that our Board of Directors approved the payment of a cash dividend of $0.17 per share of outstanding common stock and per outstanding restricted stock unit. The

Board of Directors also approved a quarterly stock dividend equivalent of $0.17 per outstanding restricted stock unit granted to certain of our executive officers during fiscal years 2012 and 2013 in lieu of the cash dividend, which dividend equivalent will be paid to the restricted stock unit holders as the restricted stock unit vests. The dividends are payable on September 17, 2013 to stockholders and restricted stock unit holders of record at the close of business on September 5, 2013. Any determination to pay dividends in future periods will be at the discretion of our Board of Directors. The bond indentures include restrictions on our ability to pay dividends on our common stock.

As of June 30, 2013 and 2012, we had cash and cash equivalents of $464.2 million and $508.2 million, respectively. At June 30, 2013, our total current and long-term debt obligations were $1.1 billion, consisting of $850.0 million related to the Senior Notes due in June 2018, and $288.7 million related to the Amended Credit Facility due in May 2017. We believe that our existing cash on hand, cash flow from operations and the net proceeds from the issuance of the 2013 Senior Notes will be sufficient to fund currently anticipated working capital, capital spending and debt service requirements, as well as acquisition and strategic opportunities, for at least the next twelve months.

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

We consider the undistributed earnings of our foreign subsidiaries as of June 30, 2013 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. At June 30, 2013, the amount of cash associated with permanently reinvested foreign earnings was approximately $299.2 million. During fiscal years 2011 and 2010, we completed non-recurring repatriations of foreign earnings to the U.S. of approximately $107.6 million (of which approximately $99.1 million was treated as return of basis for tax reporting purposes) and $24.5 million, respectively. We have not, nor do we anticipate the need to, repatriate funds to the U.S. in order to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements. If we were to repatriate such foreign earnings in the future, we would incur incremental U.S. federal and state income taxes. However, our intent is to continue to indefinitely reinvest our foreign earnings and our current plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations.

The following summarizes our primary sources and uses of cash in the periods presented:

	Fiscal Years Ended June 30,			Amount Changed from
	2013	2012	2011	2012 to 2013	2011 to 2012
	(in thousands)
Operating activities	$226.7	$223.0	$211.5	$3.7	$11.5
Investing activities	$(181.5)	$(47.8)	$(543.6)	$(133.7)	$495.8
Financing activities	$(88.5)	$(18.0)	$410.9	$(70.5)	$(428.9)

Operating activities. The $3.7 million increase in cash provided by operating activities during fiscal year 2013 was primarily attributable to changes in working capital.

Investing activities. The $133.7 million increase in cash used in investing activities in fiscal year 2013 was primarily attributable to an increase in cash used in business combinations, net of cash acquired, of $125.1 million, due to the acquisition of six businesses and substantially all of the assets of another business during fiscal year 2013, an increase in acquisitions and capitalization of intangible assets of $5.2 million and an increase in capital expenditures, net of proceeds from sales of property and equipment, of $4.6 million, partially offset by an decrease in restricted cash of $1.3 million.

Financing activities. The $70.5 million increase in cash used in financing activities in fiscal year 2013 was primarily attributable to the net proceeds from the issuance of the Senior Notes in April 2012 of $163.8 million, an increase in cash dividends paid on common shares and participating securities of $6.5 million and an increase in cash paid to acquire additional shares in majority-owned subsidiaries of $4.6 million, offset by a decrease in repurchases of common stock of $75.5 million.

Contractual Obligations

The following table reflects our cash contractual obligations as of June 30, 2013:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Long-term debt obligations (1)	$1,459,920	$69,253	$138,295	$1,252,372	$—
Contingent purchase consideration obligations (2)	82,460	9,115	73,345	—	—
Purchase obligations	13,617	3,635	4,921	4,975	86
Lease obligations (3)	18,766	5,521	7,973	4,099	1,173
Total	$1,574,763	$87,524	$224,534	$1,261,446	$1,259

(1)
Represents principal and interest payments for the Senior Notes and our outstanding term loans under the Amended Credit Facility, as well as payment under the interest rate swaps. For purposes of the table above, we calculated the interest payments on our outstanding term loans under the Amended Credit Facility assuming that the interest rate in effect on the term loans at June 30, 2013 would remain fixed through maturity. Does not reflect the issuance of additional senior unsecured notes, repayment of the term loans and termination of the interest rate swaps in July 2013.

(2)
Represents the maximum potential future contingent cash consideration associated with business combinations and asset acquisitions as of June 30, 2013. The amount and timing of future payments are based on the achievement of specific targets.

(3)	Lease obligations include operating and capital leases and are net of sublease income.

In addition to the contractual obligations identified in the preceding table, the noncontrolling owners of certain of our majority-owned subsidiaries have the right to require us to redeem their shares at the then fair market value. As of June 30, 2013, we estimate that the aggregate fair value of these redeemable noncontrolling interests was approximately $84.7 million. The redemption of these noncontrolling interests by these noncontrolling owners is not within our control and the timing is uncertain.

Excluded from the table above is a liability for unrecognized tax benefits of $12.5 million as of June 30, 2013. The timing and amount of the future cash flows related to this liability is uncertain and cannot be practically determined.

Off-Balance Sheet Arrangements and Related Party Transactions

As of June 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Certain minority stockholders of our international subsidiaries are also commercial purchasers and users of our software and services. Revenue transactions with all of the minority stockholders in the aggregate were less than 10% of our consolidated revenue for fiscal years 2013, 2012 and 2011, respectively, and aggregate accounts receivable from the noncontrolling stockholders represent less than 10% of consolidated accounts receivable at June 30, 2013 and 2012, respectively.

On February 12, 2013, we entered into a Facilities Use Agreement with Aquila Family Ventures LLC (“AFV"), an entity owned by the family of our Chief Executive Officer, Tony Aquila, pursuant to which we shall pay (i) AFV a fixed annual fee of $140,000 in exchange for our use during calendar year 2013 of certain guest ranch facilities in Wyoming and (ii) out-of-pocket costs incurred in connection with, and replenish expendable goods used as a result of, our use of such facility. In connection with the Facilities Use Agreement, we also entered into an Indemnification Agreement with AFV providing that we will indemnify AFV and certain other indemnitees for any claims, demands, causes of action and damages that may arise out of our use of such facility.

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

In our annual goodwill impairment assessment for fiscal year 2013, we concluded that the fair values of the reporting units to which goodwill was assigned exceeded their respective carrying values by at least 20% and by over 108% on average. Accordingly, we did not identify any goodwill impairment. Although we considered the fair value under both the income and market approaches, we ultimately determined the fair value of the reporting units based solely upon the income approach, as we believe this is the best indicator of fair value. The key assumptions in the discounted cash flow model include a discount rate and a long-term growth rate. The discount rate used in the determination of the estimated fair value of the reporting units as of June 30, 2013 using the income approach ranged between 9.2% and 15.8%, with a weighted average discount rate of 11.3%. The long-term growth rate used in the determination of the estimated fair value of the reporting units as of June 30, 2013 using the income approach ranged between 1.5% and 6.0%, with a weighted average long-term growth rate of 4.0%.

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

We determine the fair value of our indefinite-lived intangible assets under an income approach using the relief from royalty method, which assumes value to the extent that the acquired company is relieved of the obligation to pay royalties for the benefits received from the assets. In our annual indefinite-lived intangible asset impairment assessment for fiscal year 2013, we concluded that the fair value of our indefinite-lived intangible assets exceeded their respective carrying value and, accordingly, we did not identify any impairment of indefinite-lived intangible assets.

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

Share-Based Compensation. We expense share-based payment awards made to employees and directors, including stock options, restricted stock units and performance share units. We estimate the value of stock options with vesting contingent upon the achievement of service conditions as of the date the award was granted using the Black-Scholes option pricing model. The Black-Scholes option-pricing model requires the use of certain input variables, as follows:

Expected Volatility. Volatility is a measure of the amount the stock price will fluctuate during the expected life of an award. We determine the expected volatility based on the historical volatility of our stock price.

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

The fair value of restricted stock units with vesting contingent upon the achievement of service conditions and performance share units with vesting contingent upon the achievement of performance conditions equals the intrinsic value on the date the award was granted.

To estimate the grant date fair value of performance share units and stock options with vesting contingent upon the achievement of market conditions, we utilize a Monte-Carlo simulation model which simulates a range of possible future stock prices for us and the identified peer companies.

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

As a result of recent legislation and management's determination that the future realization of our Netherlands net deferred tax assets was more-likely-than-not, during fiscal year 2013 we released $11.0 million of valuation allowance on our Netherlands net deferred tax assets. At June 30, 2013, there is no valuation allowance remaining on our Netherlands net deferred tax assets. We exercise significant judgment relating to the projection of future taxable income to determine the recoverability of any tax assets recorded on the balance sheet. If judgments regarding recoverability of deferred tax assets change in future periods, we could be required to record valuation allowances against deferred tax assets in future periods. Based on the weight of all available positive and negative evidence, we believe it is more-likely-than-not that we will be able to realize our Netherlands deferred tax assets prior to expiration.

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

Although we considered the fair value under both the income and market approaches, we ultimately determined the fair value of our redeemable noncontrolling interests based solely upon the income approach, which utilizes a discounted cash flow as we believe this is the best indicator of fair value. The key assumptions in the discounted cash flow model include a discount rate and a long-term growth rate. The discount rate used in the determination of the estimated fair value of the redeemable noncontrolling interests as of June 30, 2013 using the income approach ranged between 13.7% and 15.5%, with a weighted average discount rate of 13.9%, reflecting a market participant's perspective as a noncontrolling shareholder in a privately-held subsidiary. The long-term growth rate used in the determination of the estimated fair value of the redeemable noncontrolling interests as of June 30, 2013 using the income approach ranged between 1.0% and 4.0%, with a weighted average long-term growth rate of 3.7%.

Recent Accounting Pronouncements Not Yet Adopted

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

Period	Average Euro-to-U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter Ended September 30, 2011	$1.42	$1.61
Quarter Ended December 31, 2011	1.35	1.57
Quarter Ended March 31, 2012	1.31	1.57
Quarter Ended June 30, 2012	1.28	1.58
Quarter Ended September 30, 2012	1.25	1.58
Quarter Ended December 31, 2012	1.30	1.61
Quarter Ended March 31, 2013	1.32	1.55
Quarter Ended June 30, 2013	1.31	1.54

During fiscal year 2013, as compared to fiscal year 2012, the U.S. dollar strengthened against most major foreign currencies we use to transact our business. The average U.S. dollar strengthened versus the Euro by 3.5% and the Pound Sterling by 1.0%, which decreased our revenues and expenses during fiscal year 2013. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in an increase or decrease, as the case may be, to our revenues of $28.4 million during fiscal year 2013.

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

During the fiscal years ended June 30, 2013, 2012, and 2011, we recognized net foreign currency transaction losses in our consolidated statements of income of $1.1 million, $1.4 million, and $10.0 million, respectively.

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

Our weighted-average borrowings outstanding under our amended and restated senior secured credit facility during fiscal year 2013 were $289.5 million, of which approximately $126.0 million is unhedged. The weighted average interest rate on the unhedged portion of our term loans during fiscal year 2013 was 3.2%. A hypothetical 1% increase or decrease in interest rates on the unhedged portion of our term loans would have resulted in an approximately $1.3 million change to our interest expense for fiscal year 2013.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures and, based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2013.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of June 30, 2013, as stated in their report which is included herein.

Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the fourth quarter of fiscal year 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 will be set forth in our proxy statement to be filed with the SEC in connection with our 2013 annual meeting of stockholders (the “Proxy Statement”) or in a future amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements.

Page
Solera Holdings, Inc.—Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at June 30, 2013 and 2012	F-4
Consolidated Statements of Income for each of the three fiscal years in the period ended June 30, 2013	F-5
Consolidated Statements of Comprehensive Income for each of the three fiscal years in the period ended June 30, 2013	F-6
Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interests for each of the three fiscal years in the period ended June 30, 2013	F-7
Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended June 30, 2013	F-9
Notes to Consolidated Financial Statements	F-10
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 23, 2013.

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

Signatures		Date

/s/ Tony Aquila	Chairman of the Board, Chief Executive Officer and President (principal executive officer)	August 23, 2013
Tony Aquila

/s/ Renato Giger	Chief Financial Officer (principal financial and accounting officer)	August 23, 2013
Renato Giger

/s/ Kenneth A. Viellieu	Director	August 23, 2013
Kenneth A. Viellieu

/s/ Stuart J. Yarbrough	Director	August 23, 2013
Stuart J. Yarbrough

/s/ Thomas C. Wajnert	Director	August 23, 2013
Thomas C. Wajnert

/s/ Arthur F. Kingsbury	Director	August 23, 2013
Arthur F. Kingsbury

/s/ Thomas A. Dattilo	Director	August 23, 2013
Tom Dattilo

/s/ Kurt J. Lauk	Director	August 23, 2013
Kurt J. Lauk

SOLERA HOLDINGS, INC.
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Page
Solera Holdings, Inc.—Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at June 30, 2013 and 2012	F-4
Consolidated Statements of Income for each of the three fiscal years in the period ended June 30, 2013	F-5
Consolidated Statements of Comprehensive Income for each of the three fiscal years in the period ended June 30, 2013	F-6
Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interests for each of the three fiscal years in the period ended June 30, 2013	F-7
Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended June 30, 2013	F-9
Notes to Consolidated Financial Statements	F-10
Schedule II—Valuation and Qualifying Accounts	F-40

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Solera Holdings, Inc.
Westlake, Texas
We have audited the accompanying consolidated balance sheets of Solera Holdings, Inc. and subsidiaries (the "Company") as of June 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income (loss), stockholders' equity and redeemable noncontrolling interests and cash flows for each of the three years in the period ended June 30, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). We also have audited the Company's internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solera Holdings, Inc. and subsidiaries as of June 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
August 23, 2013

SOLERA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	As of June 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$464,239	$508,246
Accounts receivable, net of allowance for doubtful accounts of $3,005 and $2,356 at June 30, 2013 and 2012, respectively	140,395	129,264
Other receivables	18,014	20,953
Other current assets	28,296	23,015
Deferred income tax assets	7,108	7,709
Total current assets	658,052	689,187
Property and equipment, net	61,739	58,533
Goodwill	1,099,221	999,892
Intangible assets, net	352,589	329,741
Other noncurrent assets	23,633	27,209
Noncurrent deferred income tax assets	62,307	47,254
Total assets	$2,257,541	$2,151,816
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,068	$26,940
Accrued expenses and other current liabilities	174,081	139,276
Income taxes payable	7,628	7,279
Deferred income tax liabilities	3,925	2,216
Current portion of long-term debt	2,924	2,861
Total current liabilities	216,626	178,572
Long-term debt	1,144,462	1,143,012
Other noncurrent liabilities	42,634	32,181
Noncurrent deferred income tax liabilities	20,843	22,067
Total liabilities	1,424,565	1,375,832
Redeemable noncontrolling interests	84,737	88,603
Stockholders’ equity:
Solera Holdings, Inc. stockholders’ equity:
Common shares, $0.01 par value: 150,000 shares authorized; 68,764 and 68,895 issued and outstanding as of June 30, 2013 and 2012, respectively	602,613	582,693
Retained earnings	177,335	141,814
Accumulated other comprehensive loss	(43,147)	(47,273)
Total Solera Holdings, Inc. stockholders’ equity	736,801	677,234
Noncontrolling interests	11,438	10,147
Total stockholders’ equity	748,239	687,381
Total liabilities and stockholders’ equity	$2,257,541	$2,151,816

See accompanying notes to consolidated financial statements.

SOLERA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Fiscal Years Ended June 30,
	2013	2012	2011
Revenues	$838,103	$790,207	$684,697
Cost of revenues:
Operating expenses	181,448	171,763	134,649
Systems development and programming costs	79,083	73,914	68,932
Total cost of revenues (excluding depreciation and amortization)	260,531	245,677	203,581
Selling, general and administrative expenses	234,742	206,639	187,701
Depreciation and amortization	103,239	103,510	83,088
Restructuring charges, asset impairments, and other costs associated with exit and disposal activities	5,435	7,057	7,093
Acquisition and related costs	26,945	7,962	9,687
Interest expense	69,511	53,593	31,102
Other expense, net	1,860	1,665	7,815
	702,263	626,103	530,067
Income before provision for income taxes	135,840	164,104	154,630
Income tax provision (benefit)	30,797	45,718	(14,427)
Net income	105,043	118,386	169,057
Less: Net income attributable to noncontrolling interests	11,159	11,398	11,680
Net income attributable to Solera Holdings, Inc.	$93,884	$106,988	$157,377
Net income attributable to Solera Holdings, Inc. per common share:
Basic	$1.35	$1.52	$2.23
Diluted	$1.35	$1.51	$2.22
Dividends paid per share	$0.50	$0.40	$0.30
Weighted-average shares used in the calculation of net income attributable to Solera Holdings, Inc. per common share:
Basic	68,843	70,178	70,349
Diluted	69,139	70,527	70,683

See accompanying notes to consolidated financial statements.

SOLERA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Fiscal Years Ended June 30,
	2013	2012	2011
Net income	$105,043	$118,386	$169,057
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax expense (benefit) of $137, $2,909 and $(4,911), respectively	11,872	(86,162)	101,260
Unrealized gains (losses) on derivative financial instruments, net of tax expense of $504, $1,613 and $71, respectively	(936)	(2,818)	14,319
Change in funded status of defined benefit pension plans, net of tax expense (benefit) of $665, $(1,480) and $305, respectively	(3,333)	(7,364)	(784)
Total other comprehensive income (loss)	7,603	(96,344)	114,795
Total comprehensive income	112,646	22,042	283,852
Comprehensive income (loss) attributable to noncontrolling interests	14,636	(1,260)	29,479
Comprehensive income attributable to Solera Holdings, Inc.	$98,010	$23,302	$254,373

See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS
(In thousands)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Solera Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares	Amount
Balance at June 30, 2010	70,017	545,048	22,550	(60,583)	507,015	5,800	512,815	94,431
Net income attributable to Solera Holdings, Inc. and noncontrolling interests	—	—	157,377	—	157,377	4,111	161,488	7,569
Total comprehensive income	—	—		96,996	96,996	924	97,920	16,875
Stock-based compensation	—	13,579	—	—	13,579	—	13,579	—
Issuance of common shares under employee stock award plans, net	778	16,008	—	—	16,008	—	16,008	—
Dividends paid on common stock and participating securities ($0.30 per share)	—	—	(21,231)	—	(21,231)	—	(21,231)	—
Dividends paid to noncontrolling owners	—	—	—	—	—	(1,418)	(1,418)	(4,955)
Acquisition of additional ownership interest in majority-owned subsidiary	—	2,863	—	—	2,863	—	2,863	(15,994)
Revaluation of and additions to noncontrolling interests		9,767	(7,330)	—	2,437	648	3,085	(3,085)
Balance at June 30, 2011	70,795	587,265	151,366	36,413	775,044	10,065	785,109	94,841
Net income attributable to Solera Holdings, Inc.	—	—	106,988	—	106,988	4,240	111,228	7,158
Total comprehensive loss	—	—	—	(83,686)	(83,686)	(827)	(84,513)	(11,831)
Stock-based compensation	—	18,394	—	—	18,394	—	18,394	—
Purchases of Solera Holdings, Inc. common shares	(2,202)	(18,491)	(85,005)	—	(103,496)		(103,496)	—
Issuance of common shares under employee stock award plans, net	302	3,009	—	—	3,009	—	3,009	—
Dividends paid on common stock and participating securities ($0.40 per share)	—	—	(28,284)	—	(28,284)	—	(28,284)	—
Dividends paid to noncontrolling owners	—	—	—	—	—	(3,433)	(3,433)	(4,837)
Sale of shares of majority-owned subsidiary	—	2,037	—	—	2,037	102	2,139	—
Acquisition of additional ownership interest in majority-owned subsidiary	—	—	137	—	137	—	137	(9,628)
Revaluation of and additions to noncontrolling interests	—	(9,521)	(3,388)	—	(12,909)	—	(12,909)	12,900
Balance at June 30, 2012	68,895	$582,693	$141,814	$(47,273)	$677,234	$10,147	$687,381	$88,603

(continued on next page)

SOLERA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS
(In thousands)

(continued from previous page)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Solera Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares	Amount
Balance at June 30, 2012	68,895	582,693	141,814	(47,273)	677,234	10,147	687,381	88,603
Net income attributable to Solera Holdings, Inc. and noncontrolling interests	—	—	93,884	—	93,884	4,688	98,572	6,471
Total comprehensive income	—	—	—	4,126	4,126	626	4,752	2,851
Stock-based compensation	—	25,753	—	—	25,753	—	25,753	—
Purchases of Solera Holdings, Inc. common shares	(550)	(4,618)	(23,330)	—	(27,948)		(27,948)	—
Issuance of common shares under employee stock award plans, net	419	5,732	—	—	5,732	—	5,732	—
Dividends paid on common stock and participating securities ($0.50 per share)	—	—	(34,814)	—	(34,814)	—	(34,814)	—
Dividends paid to noncontrolling owners	—	—	—	—	—	(4,023)	(4,023)	(6,261)
Acquisition of additional ownership interest in majority-owned subsidiary	—	—	—	—	—	—	—	(14,093)
Revaluation of and additions to noncontrolling interests	—	(6,947)	(219)	—	(7,166)	—	(7,166)	7,166
Balance at June 30, 2013	68,764	602,613	177,335	(43,147)	736,801	11,438	748,239	84,737

See accompanying notes to consolidated financial statements.

SOLERA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Years Ended June 30,
	2013	2012	2011
Cash flows from operating activities:
Net income	$105,043	$118,386	$169,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103,239	103,510	83,088
Provision for doubtful accounts	3,371	2,278	2,122
Stock-based compensation	25,753	18,394	13,579
Deferred income taxes	(25,387)	(2,111)	(55,220)
Change in fair value of derivative financial instruments	4,400	(6,628)	—
Other	1,100	2,919	(498)
Changes in operating assets and liabilities, net of effects from acquisitions of businesses:
Increase in accounts receivable	(9,869)	(8,268)	(15,182)
(Increase) decrease in other assets	6,245	(10,253)	(8,393)
Increase (decrease) in accounts payable	112	(3,062)	2,000
Increase in accrued expenses and other liabilities	12,701	7,827	20,978
Net cash provided by operating activities	226,708	222,992	211,531
Cash flows from investing activities:
Capital expenditures	(33,174)	(29,690)	(19,475)
Acquisitions and capitalization of intangible assets	(7,670)	(2,497)	(2,155)
Proceeds from sale of property and equipment	—	1,128	1,380
Acquisitions of and investments in businesses, net of cash acquired	(142,100)	(16,961)	(526,248)
Proceeds from sales and maturities of short-term investments	—	—	42,826
Purchases of short-term investments	—	—	(42,826)
Decrease in restricted cash	1,459	201	2,940
Net cash used in investing activities	(181,485)	(47,819)	(543,558)
Cash flows from financing activities:
Proceeds from debt issuance, net of issuance costs	—	401,697	444,301
Payments of debt issuance costs	(859)	—	—
Payment of contingent purchase consideration	(2,219)	(220)	(413)
Proceeds from sale of shares in a majority-owned subsidiary	—	2,139	—
Acquisition of additional shares in majority-owned subsidiary	(14,093)	(9,491)	(13,080)
Principal payments on financed asset acquisitions	(893)	(2,297)	(2,545)
Repayments of long-term debt	(2,913)	(272,321)	(5,766)
Cash dividends paid on common shares and participating securities	(34,814)	(28,284)	(21,231)
Cash dividends paid to noncontrolling interests	(10,284)	(8,270)	(6,373)
Cash paid to repurchase common stock	(27,948)	(103,496)	—
Proceeds from stock purchase plan and exercise of stock options	5,506	2,577	16,008
Net cash (used in) provided by financing activities	(88,517)	(17,966)	410,901
Effect of foreign currency exchange rate changes on cash and cash equivalents	(713)	(20,062)	51,705
Net change in cash and cash equivalents	(44,007)	137,145	130,579
Cash and cash equivalents, beginning of period	508,246	371,101	240,522
Cash and cash equivalents, end of period	$464,239	$508,246	$371,101
Supplemental cash flow information:
Cash paid for interest	$67,596	$60,619	$30,884
Cash paid for income taxes	$52,458	$42,383	$39,289
Supplemental disclosure of non-cash investing and financing activities:
Capital assets financed	$1,368	$1,435	$8,684
Accrued contingent purchase consideration	$21,051	$3,735	$800
See accompanying notes to consolidated financial statements.

SOLERA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

Nature of Operations

Solera Holdings, Inc. and subsidiaries (the “Company”, “Solera”, “we”, “us” or “our”) is a leading global provider of software and services to the automobile insurance claims processing industry. Our software and services help our customers: estimate the costs to repair damaged vehicles; determine pre-collision fair market values for vehicles damaged beyond repair; automate steps of the claims process; outsource steps of the claims process that insurance companies have historically performed internally; and monitor and manage their businesses through data reporting and analysis. We are active in more than 65 countries and derive most of our revenues from our estimating and workflow software. Through our acquisitions of HPI, Ltd. (“HPI”) in December 2008 and AUTOonline GmbH In-formationssysteme (“AUTOonline”) in October 2009, we also provide used vehicle validation services in the United Kingdom and operate an eSalvage vehicle exchange platform in several European and Latin American countries as well as India. Through our acquisition of Explore Information Services, LLC (“Explore”) in June 2011, we also provide data and analytics services used by automotive property and casualty insurers in the United States (“U.S.”).

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification and applicable regulations of the Securities and Exchange Commission (“SEC”). Our operating results for the fiscal year ended June 30, 2013 are not necessarily indicative of the results that may be expected for any future periods.

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Our consolidated, majority-owned subsidiaries include our subsidiaries located in Belgium, France and Portugal, and certain of our subsidiaries in Spain and Mexico. All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents at June 30, 2013 and 2012 consisted primarily of money market funds and bank certificates of deposit. The carrying amounts approximate fair value due to the short maturities of these instruments.

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

Contingent Purchase Consideration

Contingent future cash payments related to acquisitions are recognized at fair value as of the acquisition date and included in the determination of the acquisition date purchase price. Subsequent changes in the fair value of the contingent future cash payments are recognized in earnings in the period that the change occurs.

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

In our annual goodwill impairment assessment for fiscal year 2013, we concluded that the fair values of the reporting units to which goodwill was assigned exceeded their respective carrying values and, accordingly, we did not identify any goodwill impairment.

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

In our annual indefinite-lived intangible asset impairment assessment for fiscal year 2013, we concluded that the fair value of our indefinite-lived intangible assets exceeded their respective carrying value and, accordingly, we did not identify any impairment of indefinite-lived intangible assets.

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

The computation of basic and diluted net income attributable to Solera Holdings, Inc. per common share using the two-class method is as follows (in thousands, except per share amounts):

	Fiscal Years Ended June 30,
	2013	2012	2011
Basic net income attributable to Solera Holdings, Inc. per common share
Net income attributable to Solera Holdings, Inc.	$93,884	$106,988	$157,377
Less: Dividends paid and undistributed earnings allocated to participating securities	(756)	(548)	(775)
Net income attributable to common shares—basic	$93,128	$106,440	$156,602
Weighted-average number of common shares	68,843	70,178	70,404
Less: Weighted-average common shares subject to repurchase	—	—	(55)
Weighted-average number of common shares used to compute basic net income attributable to Solera Holdings, Inc. per common share	68,843	70,178	70,349
Basic net income attributable to Solera Holdings, Inc. per common share	$1.35	$1.52	$2.23
Diluted net income attributable to Solera Holdings, Inc. per common share
Net income attributable to Solera Holdings, Inc.	$93,884	$106,988	$157,377
Less: Dividends paid and undistributed earnings allocated to participating securities	(754)	(547)	(771)
Net income attributable to common shares—diluted	$93,130	$106,441	$156,606
Weighted-average number of common shares used to compute basic net income attributable to Solera Holdings, Inc. per common share	68,843	70,178	70,349
Diluted effect of options to purchase common stock, restricted stock units and performance share units	296	349	334
Weighted-average number of common shares used to compute diluted net income attributable to Solera Holdings, Inc. per common share	69,139	70,527	70,683
Diluted net income attributable to Solera Holdings, Inc. per common share	$1.35	$1.51	$2.22

The following securities that could potentially dilute earnings per share in the future are not included in the determination of diluted net income attributable to Solera Holdings, Inc. per common share (in thousands):

	Fiscal Years Ended June 30,
	2013	2012	2011
Antidilutive options to purchase common stock and restricted stock units	224	761	105

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

Cost of Revenues (Excluding Depreciation and Amortization)

Our costs and expenses applicable to revenues (“cost of revenues excluding depreciation and amortization”) represent the total of operating expenses and systems development and programming costs as presented on our consolidated statements of income. Operating expenses include compensation and benefits costs for operations, database development and customer service personnel, other costs related to operations, database development and customer support functions, as well as third-party data and royalty costs, the cost of computer software and hardware used directly in the delivery of our products and services and the costs of purchased data from state departments of motor vehicles. Systems development and programming costs include compensation and benefit costs for our product development and product management personnel, other costs related to our product development and product management functions and costs related to external software consultants involved in systems development and programming activities.

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

Acquisition and Related Costs

Acquisition and related costs include legal and other professional fees and other transaction costs associated with completed and contemplated business combinations and asset acquisitions, costs associated with integrating acquired businesses, including costs incurred to eliminate workforce redundancies and for product rebranding, and other charges incurred as a direct result of our acquisition efforts. These other charges include changes to the fair value of contingent purchase consideration, acquired assets, and assumed liabilities subsequent to the completion of the purchase price allocation, purchase consideration that is deemed to be compensatory in nature, incentive compensation arrangements with continuing employees of acquired companies and gains and losses resulting from the settlement of a pre-existing contractual relationship with an acquiree. Acquisition and related costs also include the legal and other professional fees associated with the Federal Trade Commission's investigation of our acquisition of Actual Systems of America, Inc. (“ASA”) and the subsequent divestiture of ASA in August 2013.

Foreign Currency Translation

We translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during the reporting period for our consolidated statement of income and certain components of stockholders’ equity, and the exchange rate at the end of that period for our consolidated balance sheet. For each of our foreign subsidiaries, the local currency is its functional currency. These translations resulted in net foreign currency translation adjustments of $8.4 million and $(73.5) million in fiscal years 2013 and 2012, respectively, which are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. The foreign currency translation adjustment in fiscal year 2013 was caused by a weakening in the value of the U.S. dollar versus certain foreign currencies, including the Euro, during the period. Generally, this weakening of the U.S. dollar resulted in increases to the U.S. dollar value of certain of our assets and liabilities from June 30, 2012 to June 30, 2013, as presented in the accompanying consolidated balance sheets, although the corresponding local currency balances may have increased only slightly, decreased or remain unchanged.

During the fiscal years ended June 30, 2013, 2012, and 2011, we recognized net foreign currency transaction losses in our consolidated statements of income of $1.1 million, $1.4 million, and $10.0 million, respectively. Functional currencies of significant foreign subsidiaries include Euros, British Pounds, Swiss francs, Canadian dollars, Brazilian reals, and Mexican pesos.

Income Taxes

The provision for income taxes, income taxes payable and deferred income taxes are determined using the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse.

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

Derivative Financial Instruments

We utilize derivative financial instruments to manage interest rate and foreign currency exposures. Derivative financial instruments are recorded in the consolidated balance sheets at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized as a charge or credit to earnings. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are initially recorded in accumulated other comprehensive income (loss) and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized as a charge or credit to earnings. Derivative instruments not designated as hedges are marked-to-market at the end of each period with changes in fair value recognized in earnings.

Advertising Costs

Advertising costs are expensed when incurred and are included in selling, general and administrative expenses. Total advertising costs were $9.1 million, $7.2 million and $6.2 million for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

Share-Based Compensation

We expense share-based payment awards in the period to which the services rendered for these awards relate. These awards include stock options, restricted stock units and performance share units. We estimate the grant date fair value of stock options with vesting contingent upon the achievement of service conditions using the Black-Scholes option pricing model. The grant date fair value of restricted stock units with vesting contingent upon the achievement of service conditions and performance share units with vesting contingent upon the achievement of performance conditions equals the intrinsic value on the grant date. We estimate the grant date fair value of performance share units and stock options with vesting contingent upon the achievement of market conditions using the Monte-Carlo model, a generally accepted statistical technique used to simulate a range of possible future stock prices.

Share-based compensation expense associated with stock options and restricted stock units with vesting contingent upon the achievement of service conditions is recognized on a straight-line basis over the requisite service period of the award, which generally equals the vesting period. Share-based compensation expense associated with performance share units with vesting contingent upon the achievement of performance conditions and performance share units and stock options with vesting contingent upon the achievement of market conditions is recognized on an accelerated basis over the derived service period. Share-based compensation expense associated with our employee stock purchase plan is recognized over the applicable offering period on a straight-line basis. The amount of share-based compensation expense recognized for share-based awards is net of estimated forfeitures of unvested awards. No compensation cost is recorded for awards that do not vest, other than performance share units and stock options with vesting contingent upon the achievement of market conditions.

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

Accumulated other comprehensive income (loss) consists of the following (in thousands):

	Fiscal Year Ended June 30,
	2013	2012
Cumulative foreign currency translation adjustments	$(27,978)	$(36,373)
Unrealized losses on derivative financial instruments, net of tax	(3,754)	(2,818)
Change in funded status of defined benefit pension plans, net of tax	(11,415)	(8,082)
Accumulated other comprehensive income (loss)	$(43,147)	$(47,273)

Guarantees

We recognize, at the inception of a guarantee, a liability for the fair value of any guarantees.

Recently Adopted Accounting Pronouncements

In September 2011, the FASB issued ASU Topic No. 2011-08, Testing Goodwill for Impairment, which amends current guidance on testing goodwill for impairment to provide entities with the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If it is determined that the fair value of the reporting unit is more likely than not less than the carrying amount based on qualitative factors, the two-step impairment test would be required. We adopted ASU Topic No. 2011-08 during our fiscal year 2013 annual goodwill impairment assessment, but elected not to perform a qualitative assessment prior to calculating the fair value for all reporting units.

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

3.	Business Combinations

Fiscal Year 2013

During fiscal year 2013, we acquired six businesses (including HyperQuest, Inc., CarweB Limited and Title Technologies, Inc.) and substantially all of the assets of PS Holdings, L.L.C. (d/b/a APU) for approximately $149.6 million in cash paid at closing and additional future cash payments of up to $79.1 million contingent upon the achievement of certain financial performance, product-related, integration and other objectives. The acquisitions completed in fiscal year 2013 were immaterial both individually and in the aggregate.

Fiscal Year 2012

During fiscal year 2012, we completed several acquisitions for approximately $10.2 million in cash paid at closing and additional future cash payments of up to $17.5 million contingent upon the achievement of certain financial performance, product-related, integration and other objectives. The acquisitions completed in fiscal year 2012 were immaterial both individually and in the aggregate.

Fiscal Year 2011

On June 14, 2011, we acquired 100% of the membership interests of Explore, a leading U.S. provider of innovative data and analytic tools used by automotive property and casualty insurers, for cash consideration of $519.2 million. The purchase price was funded through the issuance of senior unsecured notes with an aggregate principal balance of $450.0 million in June 2011 (Note 10) and cash on hand. The acquisition of Explore allows us to offer solutions to our customers that will help them actively manage risk during the full life cycle of an insurance policy, which will improve the ability of our customers to capture lost premiums. Explore has been included in our Americas segment. We have included the results of operations of Explore in our consolidated statements of income from the acquisition date. Revenues and net income earned by Explore were $4.0 million and $0.5 million, respectively, for the period from the acquisition date through June 30, 2011.

We accounted for the acquisition of Explore under the acquisition method of accounting and, accordingly, the total purchase price has been allocated to the acquired tangible and identifiable intangible assets and assumed liabilities based on their estimated fair values on the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill, which is deductible for U.S income tax purposes. Of the purchase price for Explore, we have allocated $351.3 million to goodwill and $160.8 million to identifiable intangible assets. The goodwill recorded in the acquisition represents future enhancements to the software and database, future customer relationships and markets, and the workforce.

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

Fiscal Year Ended June 30, 2011
(unaudited)
Revenues	$760,332
Net income attributable to Solera Holdings, Inc.	104,122
Net income attributable to Solera Holdings, Inc. per common share—basic	1.47
Net income attributable to Solera Holdings, Inc. per common share—diluted	1.46

During fiscal year 2011, we also completed an immaterial acquisition.

All acquired entities have been included in our consolidated statements of income from the respective acquisition dates.

At June 30, 2013, the maximum aggregate amount of remaining contingent cash payments associated with our business combinations is $82.5 million which are payable through fiscal year 2016.

4.	Goodwill and Intangible Assets

Intangible Assets

Intangible assets, net consists of the following (in thousands):

	June 30, 2013			June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortized intangible assets:
Internally developed software	$37,881	$(16,384)	$21,497	$21,992	$(10,108)	$11,884
Purchased customer relationships	352,408	(180,412)	171,996	292,733	(149,423)	143,310
Purchased tradenames and trademarks	35,947	(26,015)	9,932	33,910	(22,049)	11,861
Purchased software and database technology	441,060	(324,480)	116,580	407,907	(279,398)	128,509
Other	5,776	(5,381)	395	5,544	(3,454)	2,090
	$873,072	$(552,672)	$320,400	$762,086	$(464,432)	$297,654
Intangible assets not subject to amortization:
Purchased tradenames and trademarks with indefinite lives	32,189	—	32,189	32,087	—	32,087
	$905,261	$(552,672)	$352,589	$794,173	$(464,432)	$329,741

Amortization of intangible assets totaled $77.8 million, $79.4 million and $61.5 million for the fiscal years ended June 30, 2013, 2012 and 2011, respectively. Estimated future amortization expense related to intangible assets subject to amortization at June 30, 2013 is as follows (in thousands):

2014	$74,276
2015	62,158
2016	48,313
2017	33,326
2018	25,102
Thereafter	77,225
Total	$320,400

Goodwill

The following table summarizes the activity in goodwill for the fiscal years ended June 30, 2013 and 2012 (in thousands):

	Balance at Beginning of Year	Current Year Acquisitions	Other	Foreign Currency Translation Effect	Balance at End of Year
Year Ended June 30, 2013:
EMEA	$546,782	$11,874	$—	$18,386	$577,042
Americas	453,110	69,696	5	(632)	522,179
Total	$999,892	$81,570	$5	$17,754	$1,099,221
Year Ended June 30, 2012:
EMEA	$615,358	$—	$—	$(68,576)	$546,782
Americas(1)	444,391	4,378	7,401	(3,060)	453,110
Total	$1,059,749	$4,378	$7,401	$(71,636)	$999,892

(1)	The amount reflected in the Other column primarily represents contingent cash consideration paid in connection with a business combination consummated in fiscal year 2009.

We have not recognized any goodwill impairment losses to date.

5.	Redeemable Noncontrolling Interests

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

In October 2012, we acquired the remaining 7% redeemable noncontrolling ownership interest in our AUTOonline majority-owned subsidiary for a cash payment of €10.9 million ($14.1 million).

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

The following table summarizes the activity in the restructuring reserves for fiscal years 2013 and 2012 (in thousands):

	Employee Termination Benefits	Leases	Other	Total
Balance at June 30, 2011	$1,226	$6,309	$—	$7,535
Restructuring charges (1)	6,315	(248)	990	7,057
Cash payments	(1,429)	(3,738)	(990)	(6,157)
Other (2)	—	565	—	565
Effect of foreign exchange	(355)	—	—	(355)
Balance at June 30, 2012	5,757	2,888	—	8,645
Restructuring charges (3)	4,252	13	1,170	5,435
Cash payments	(9,863)	(2,943)	(1,170)	(13,976)
Other	—	42	—	42
Effect of foreign exchange	203	—	—	203
Balance at June 30, 2013	$349	$—	$—	$349

(1)
Of the restructuring charges incurred in fiscal year 2012, $6.7 million, $0.5 million and $(0.1) million relates to restructuring initiatives implemented in our EMEA, Corporate and Americas reportable segments, respectively.

(2)	Primarily represents the reclassification of an existing unfavorable lease liability.

(3)
Of the restructuring charges incurred in fiscal year 2013, $3.3 million, $1.1 million and $1.0 million relates to restructuring initiatives implemented in our EMEA, Corporate and Americas reportable segments, respectively.

In fiscal year 2013, we initiated various individually insignificant restructuring plans in our EMEA and Americas segments (the “Other Restructuring Plans”) intended to better align the skill sets and capabilities of certain of our business units with our core mission and promote efficiency and profitable innovation throughout the organization.

In prior fiscal years, we initiated restructuring plans in our EMEA, Americas and Corporate segments (the “Prior Restructuring Plans”). Under the Prior Restructuring Plans, as of June 30, 2013, we have a remaining liability for employee termination benefits of $0.3 million, which we will pay through fiscal year 2014.

The following table summarizes restructuring charges, asset impairments and other costs associated with exit and disposal activities for the periods indicated (in thousands):

	Other Restructuring Plans	Prior Restructuring Plans	Total
Fiscal Year Ended June 30, 2013:
Employee termination benefits	$4,764	$(512)	$4,252
Leases	—	13	13
Other	935	235	1,170
Total restructuring charges, asset impairments, and other costs associated with exit and disposal activities	$5,699	$(264)	$5,435
Fiscal Year Ended June 30, 2012:
Employee termination benefits	$—	$6,315	$6,315
Leases	—	(248)	(248)
Other	—	990	990
Total restructuring charges, asset impairments, and other costs associated with exit and disposal activities	$—	$7,057	$7,057
Fiscal Year Ended June 30, 2011:
Employee termination benefits	$—	$3,379	$3,379
Leases	—	4,176	4,176
Other	—	(462)	(462)
Total restructuring charges, asset impairments, and other costs associated with exit and disposal activities	$—	$7,093	$7,093

7.	Other Financial Statement Captions

Property and equipment

Property and equipment, net consists of the following (in thousands):

	June 30,
	2013	2012
Land and buildings	$14,695	$14,280
Machinery and equipment	5,664	2,113
Furniture and fixtures	5,955	5,489
Data processing equipment	52,007	42,416
Leasehold improvements	20,922	20,090
Software licenses	35,114	31,374
Capitalized leases of machinery and equipment	2,482	2,481
	136,839	118,243
Less: Accumulated depreciation	(75,100)	(59,710)
Property and equipment, net	$61,739	$58,533

Depreciation expense was $25.4 million, $24.1 million and $21.6 million for fiscal years 2013, 2012 and 2011, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consists of the following (in thousands):

	June 30,
	2013	2012
Accrued payroll and benefits	$26,582	$21,667
Accrued incentive compensation	21,575	21,066
Accrued non-income based taxes	19,003	22,616
Customer deposits and advance payments	14,970	14,443
Accrued contingent purchase consideration	37,971	7,972
Accrued restructuring, net of noncurrent portion	349	8,645
Other	53,631	42,867
Accrued expenses and other current liabilities	$174,081	$139,276

Other expense, net

Other expense, net consists of the following (in thousands):

	Fiscal Years Ended June 30,
	2013	2012	2011
Investment income	$(537)	$(870)	$(2,106)
Losses on equity method investments	660	689	—
Foreign exchange losses	5,457	8,002	9,988
Gain on derivative instruments	(4,400)	(6,628)	—
Other (income) expense	680	472	(67)
Other expense, net	$1,860	$1,665	$7,815

8.	Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements at June 30, 2013 Using:
	Fair Value at June 30, 2013	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$464,239	$464,239	$—	$—
Restricted cash (1)	1,797	1,797	—	—
Derivative financial instruments classified as assets (2)	632	—	632	—
Derivative financial instruments classified as liabilities (3)	4,286	—	4,286	—
Accrued contingent purchase consideration (3)	23,334	—	—	23,334
Redeemable noncontrolling interests	84,737	—	—	84,737

		Fair Value Measurements at June 30, 2012 Using:
	Fair Value at June 30, 2012	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$508,246	$508,246	$—	$—
Restricted cash (1)	2,548	2,548	—	—
Derivative financial instruments classified as assets (2)	2,197	—	2,197	—
Accrued contingent purchase consideration (3)	4,941	—	—	4,941
Redeemable noncontrolling interests (4)	74,118	—	—	74,118

(1)
Included in other current assets and other noncurrent assets in the accompanying consolidated balance sheets. Restricted cash primarily relates to funds held in escrow for the benefit of customers and the sellers of acquired businesses, and facility lease deposits.

(2)	Included in other noncurrent assets in the accompanying consolidated balance sheet.

(3)	Included in accrued expenses and other current liabilities, and other noncurrent liabilities in the accompanying consolidated balance sheet.

(4)	Does not include the redeemable noncontrolling interest of AUTOonline, which is not measured at fair value on a recurring basis.

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

The following table summarizes the activity in accrued contingent purchase consideration which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

	Fiscal Year Ended June 30,
	2013	2012
Balance at beginning of period	$4,941	$1,189
Current period acquisitions	21,090	3,965
Change in fair value	(629)	(85)
Payments	(2,011)	(100)
Effect of foreign exchange	(57)	(28)
Balance at end of period	$23,334	$4,941

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

Although we considered the fair value under both the income and market approaches, we estimated the fair value of our redeemable noncontrolling interests based solely upon the income approach, which utilizes a discounted cash flow model, a Level 3 input, as we believe this is the best indicator of fair value. The significant unobservable inputs in the discounted cash flow model include a discount rate and a long-term growth rate. The discount rate used in the determination of the estimated fair value of the redeemable noncontrolling interests as of June 30, 2013 using the income approach ranged between 13.7% and 15.5%, with a weighted average discount rate of 13.9%, reflecting a market participant's perspective as a noncontrolling shareholder in a privately-held subsidiary. The long-term growth rate used in the determination of the estimated fair value of the redeemable noncontrolling interests as of June 30, 2013 using the income approach ranged between 1.0% and 4.0%, with a weighted average long-term growth rate of 3.7%.

The following table summarizes the activity in redeemable noncontrolling interests which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

	Fiscal Year Ended June 30,
	2013	2012
Balance at beginning of period	$74,118	$71,641
Net income attributable to redeemable noncontrolling interests	6,201	6,028
Dividends paid to noncontrolling owners	(5,587)	(3,688)
Change in fair value	6,937	9,537
Effect of foreign exchange	3,068	(9,400)
Balance at end of period	$84,737	$74,118

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We performed our fiscal year 2013 annual goodwill and indefinite-lived intangible asset impairment assessment on April 1, 2013.

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

In our annual goodwill impairment assessment for fiscal year 2013, we concluded that the fair values of the reporting units to which goodwill was assigned exceeded their respective carrying values and, accordingly, we did not identify any goodwill impairment. Although we considered the fair value under both the income and market approaches, we ultimately determined the fair value of the reporting units based solely upon the income approach, as we believe this is the best indicator of fair value.

We determine fair value of our indefinite-lived intangible assets under an income approach using the relief from royalty method, which assumes value to the extent that the acquired company is relieved of the obligation to pay royalties for the benefits received from the assets. In our annual indefinite-lived intangible asset impairment assessment for fiscal year 2013, we concluded that the fair value of our indefinite-lived intangible assets exceeded their respective carrying value and, accordingly, we did not identify any impairment of indefinite-lived intangible assets.

Fair Value of Other Financial Instruments

The carrying amounts of certain of our financial instruments, including accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short-term nature. The carrying value of the outstanding term loans under our Amended Credit Facility approximates their fair value due to their variable interest rate. Based on the original issue price of the Senior Notes that we issued in April 2012 (Note 10), a Level 2 input, we believe that the fair value of the Senior Notes is approximately $873.1 million as compared to the carrying value at June 30, 2013 of $858.7 million.

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

We do not use derivatives for speculative purposes.

The following table summarizes the fair value of our derivative financial instruments, which are included in other noncurrent assets, accrued expenses and other current liabilities, and other noncurrent liabilities in the accompanying condensed consolidated balance sheets (in thousands):

	June 30, 2013	June 30, 2012
Derivative financial instruments classified as assets
Cross-currency swaps	$—	$2,197
U.S. dollar interest rate swap	632	—
Total	$632	$2,197

Derivative financial instruments classified as liabilities
Cross-currency swaps	$4,102	$—
Euro interest rate swap	184	—
Total	$4,286	$—

The following table summarizes the effect of our derivative financial instruments, designated as cash flow hedges, on the consolidated statements of income and accumulated other comprehensive income (loss) (“AOCI”) (in thousands):

Derivative Financial Instruments	Gain (Loss) Recognized in AOCI on Derivatives (1)	Location of Gain (Loss) Reclassified from AOCI into Income (1)	Gain (Loss) Reclassified from AOCI into Income (1)	Location of Gain (Loss) Recognized in Income on Derivatives (2)	Gain (Loss) Recognized in Income on Derivatives (2)
Fiscal year Ended June 30, 2013:
Cross-currency swaps	$6,293	Interest Expense	$234	N/A	$—
		Other Expense, net	4,742	N/A	—
U.S. dollar interest rate swap	(265)	Interest Expense	366	Interest Expense	26
Euro interest rate swap	607	Interest Expense	423	Interest Expense	6
	6,635		5,765		32

Fiscal year Ended June 30, 2012:
Cross-currency swaps	$1,986	Interest Expense	$28	N/A	$—
		Other Expense, net	6,628	N/A	—
Total			$6,656		$—
Fiscal Year Ended June 30, 2011:
U.S. dollar interest rate swaps	$(794)	Interest Expense	$(8,422)	Interest Expense	$28
Euro interest rate swaps	(576)	Interest Expense	(4,993)	Interest Expense	(47)
Total	$(1,370)		$(13,415)		$(19)

(1)	Effective portion.

(2)	Ineffective portion and amount excluded from effectiveness testing.

10.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30,
	2013	2012
Senior unsecured notes due June 2018	$858,683	$860,445
Senior secured domestic term loan due May 2017	105,171	106,235
Senior secured European term loan due May 2017	183,532	179,193
Total debt	1,147,386	1,145,873
Less: Current portion	2,924	2,861
Long-term portion	$1,144,462	$1,143,012

Future minimum principal payments on our outstanding debt as of June 30, 2013 are as follows (in thousands):

2014	$2,924
2015	2,924
2016	2,924
2017	279,931
2018	850,000
Thereafter	—
Total (1)	$1,138,703

(1)
Excludes the unamortized premium on the Senior Notes issued in April 2012 of $8.7 million as of June 30, 2013 and does not reflect the issuance of additional senior unsecured notes and repayment of the term loans in July 2013 (Note 18).

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

During fiscal year 2012, we incurred costs associated with the issuance of the Senior Notes of $12.7 million, which were deferred and are included in other noncurrent assets in the consolidated balance sheet. We are amortizing these debt issuance costs to interest expense over the term of the Senior Notes using the effective interest method.

The Senior Notes contain certain covenants including, among others, restrictions related to dividends, distributions, repurchases of equity, prepayments of debt or additional indebtedness, investments; liens on assets; mergers with another company, dispositions of assets, and transactions with affiliates. We are in compliance with the specified financial covenants of the Senior Notes at June 30, 2013.

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

The Amended Credit Facility contains a leverage ratio, which is applicable only if specified minimum borrowings are outstanding during a quarter. In addition, the Amended Credit Facility contains covenants restricting us from undertaking specified corporate actions, including but not limited to asset dispositions, acquisitions, payment of dividends and other specified payments, changes of control, incurrence of indebtedness, capital expenditures, creation of liens, making loans and investments and transactions with affiliates. We are in compliance with the specified financial covenants of the Amended Credit Facility at June 30, 2013.

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

We have the ability to select the interest rate benchmark at which borrowings under the Amended Credit Facility will bear interest, plus an applicable margin that varies based upon our consolidated leverage ratio, as defined in the agreement. Currently, the U.S. term loan bears interest at 3-month LIBOR plus a 3.0% margin (3.3% at June 30, 2013) and the European term loans bear interest at 3-month EURIBOR plus a 3.0% margin (3.1% at June 30, 2013). Interest is payable monthly.

Our obligations under the Amended Credit Facility are secured by, among other things, certain fixed assets, receivables and pledged cash assets. If there is an event of default under the Amended Credit Facility, the lenders could seek to foreclose on these assets.

During fiscal year 2012, we incurred costs associated with the issuance of the Amended Credit Facility of $1.8 million, which were deferred and are included in other noncurrent assets in the consolidated balance sheet. We are amortizing these debt origination fees to interest expense over the expected term of the Amended Credit Facility. Additionally, as a result of the repayment of $246.7 million of the outstanding term loans in April 2012, $0.7 million of the unamortized deferred debt issuance costs incurred in connection with the original issuance of the Amended and Restated First Lien Credit and Guaranty Agreement, dated as of May 16, 2007, were charged to interest expense in fiscal year 2012. The remaining unamortized deferred debt issuance costs are being amortized over the term of the Amended Credit Facility.

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

During fiscal year 2013, we granted stock awards under the 2008 Plan in the form of stock options, restricted stock units and performance share units. Stock options are granted at exercise prices equal to the fair market value of our common stock on the date of grant, generally vest ratably over four years and have a term of seven years. Restricted stock unit grants generally vest ratably over four years. Each performance share unit represents the right to receive one share of our common stock based on our total stockholder return (“TSR”) and/or the achievement of certain financial performance targets during applicable performance periods.

At June 30, 2013, 4.8 million shares remain available for future grant of awards under the 2008 Plan.

We also have an employee stock purchase plan (“the ESPP”) that allows eligible employees to purchase shares of our common stock at a price equal to 95% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period. We have reserved for issuance 1.5 million shares of our common stock under the ESPP. During fiscal years 2013 and 2012, we awarded approximately 14,000 shares and 11,000 shares, respectively, of our common stock under the ESPP. At June 30, 2013, approximately 1.4 million shares remain available for future grant of awards under the ESPP.

Share-Based Award Activity

The following table summarizes restricted stock unit and performance share unit activity during fiscal year 2013 (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at June 30, 2012	471	$52.24
Granted	682	$47.14
Vested	(211)	$47.32
Forfeited	(51)	$45.02
Nonvested at June 30, 2013	891	$49.91

The number of shares reflected in the table above assumes the target number of performance share units will be earned.

The following table summarizes stock option activity during fiscal year 2013:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2012	1,906	$40.59
Granted	2,862	$53.55
Exercised	(223)	$27.70
Canceled	(62)	$45.87
Outstanding at June 30, 2013	4,483	$49.40	5.8	$32,825
Exercisable at June 30, 2013	1,152	$38.59	4.2	$19,418

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

Of the stock options outstanding at June 30, 2013, approximately 2.5 million are vested and expected to vest.

Cash received from the exercise of stock options was $6.2 million during fiscal year 2013. The intrinsic value of stock options exercised during fiscal years 2013, 2012, and 2011 totaled $5.7 million, $2.9 million, and $14.5 million, respectively.

Valuation of Share-Based Awards

We utilized the Black-Scholes option pricing model for estimating the grant date fair value of stock options with the following assumptions:

	Risk-Free Interest Rate	Expected Term (in years)	Weighted Average Expected Stock Price Volatility	Expected Dividend Yield	Weighted Average Per Share Grant Date Fair Value
Fiscal year 2013	0.7%	4.8	32.8%	1.0%	$12.96
Fiscal year 2012	1.0%	4.6	33.0%	0.7%	$15.01
Fiscal year 2011	1.5%	4.6	33.0%	0.7%	$12.75

We based the risk-free interest rates on the implied yield available on U.S. Treasury constant maturities in effect at the time of the grant with remaining terms equivalent to the respective expected terms of the stock options. Because we have a limited history of stock option exercises, we calculated the expected award life as the average of the contractual term and the vesting period. We determined the expected volatility based on a combination of implied market volatilities, our historical stock price volatility and other factors. The dividend yields for fiscal years 2013, 2012 and 2011 are based on our quarterly cash dividends of $0.125, $0.10 and $0.075 per share, respectively.

The weighted average grant date fair value of restricted stock units granted in fiscal years 2013, 2012 and 2011 was $47.14, $52.60 and $46.89, respectively, determined based on the market price of our common stock on the date of grant, which approximates the intrinsic value.

To estimate the grant date fair value of performance share units and stock options that are earned based on our relative TSR, we utilized a Monte-Carlo simulation model which simulates a range of our possible future stock prices and certain peer companies and assumes that the performance share units and stock options will be earned at target. Based on the Monte-Carlo simulation model, the grant date fair value of performance share units and stock options granted during fiscal years 2013 and 2012 that are earned based on our relative TSR was $18.89 and $54.61 per share, respectively.

Share-Based Compensation Expense

Share-based compensation expense, which is included in selling, general and administrative expenses in the accompanying consolidated statements of income, was $25.8 million, $18.4 million and $13.6 million for fiscal years 2013, 2012 and 2011, respectively. At June 30, 2013, the estimated total remaining unamortized share-based compensation expense, net of forfeitures, was $82.3 million which is expected to be recognized over a weighted-average period of 3.2 years.

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

The change in plan assets and benefit obligations as well as the funded status of our foreign pension plans were as follows (in thousands):

	June 30,
	2013	2012
Change in plan assets:
Fair value of plan assets—beginning of year	$72,734	$79,092
Actual return on plan assets	3,306	4,876
Employer contributions	3,852	3,955
Participant contributions	1,080	1,259
Benefits and expenses paid	(5,151)	(6,181)
Foreign currency exchange rate changes	1,937	(10,267)
Fair value of plan assets—end of year	$77,758	$72,734
Change in benefit obligations:
Benefit obligations—beginning of year	$95,965	$94,416
Service cost	3,967	3,955
Interest cost	3,224	3,741
Participant contributions	1,080	1,259
Actuarial losses	5,531	11,645
Benefits and expenses paid	(5,151)	(6,181)
Settlements and curtailments	(424)	—
Foreign currency exchange rate changes	2,530	(12,870)
Projected benefit obligations—end of year	$106,722	$95,965
Funded status—plan assets less benefit obligations	$(28,964)	$(23,231)
Unrecognized net actuarial (gains) losses due to experience different than assumed	—	—
Accrued pension liability	$(28,964)	$(23,231)

The accrued pension liability is included in noncurrent liabilities in the consolidated balance sheets as of June 30, 2013 and 2012, respectively. Changes recognized in accumulated other comprehensive income (loss) is as follows (in thousands):

	June 30,
	2013	2012
Accumulated other comprehensive loss—beginning of year	$(11,078)	$(2,693)
Actuarial gains (losses), net	(4,229)	(9,401)
Foreign currency exchange rate changes	(388)	917
Amortization or settlement recognition of net losses (1)	427	99
Net loss	(4,190)	(8,385)
Accumulated other comprehensive loss—end of year	$(15,268)	$(11,078)

(1)	Represents amounts recognized as components of net pension expense.

The accumulated benefit obligation for all defined benefit pension plans was $98.0 million and $87.8 million at June 30, 2013 and 2012, respectively.

In fiscal year 2014, amortization of net actuarial losses is expected to be $0.8 million. We do not expect to amortize any unrecognized prior service cost in fiscal year 2014.

Information for our pension plans with accumulated benefit obligations in excess of plan assets were as follows (in thousands):

	June 30,
	2013	2012
Projected benefit obligation	$106,722	$95,965
Accumulated benefit obligation	98,021	87,762
Fair value of plan assets	77,758	72,734

The components of net pension expense were as follows (in thousands):

	Fiscal Years Ended June 30,
	2013	2012	2011
Service cost—benefits earned during the period	$3,967	$3,955	$3,262
Interest cost on projected benefits	3,224	3,741	3,640
Expected return on plan assets	(2,428)	(2,633)	(2,515)
Amortization or settlement recognition of net losses	427	99	228
Net pension expense	$5,190	$5,162	$4,615

The general assumptions used to determine the actuarial present value of benefit obligations and net pension expense were as follows:

	Fiscal Years Ended June 30,
	2013	2012	2011
Assumptions used to determine benefit obligations:
Discount rate	3.12%	3.33%	4.31%
Rate of compensation increase	2.15	2.14	2.12
Assumptions used to determine net pension expense:
Discount rate	3.33	4.31	4.30
Expected long-term rate of return on assets	3.22	3.53	3.42
Rate of compensation increase	2.14	2.12	2.15

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

	Fair Value	Fair Value Measurements Using:
		Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2013	77,758	—	77,758	—
At June 30, 2012	72,734	—	72,734	—

We estimate the fair value of the insurance contracts based on vested plan benefits, which considers the contributions made to date and the historical rate of return on the plan assets as guaranteed by the insurance contracts.

The contributions for the fiscal years ended June 30, 2013, 2012 and 2011 were $3.9 million, $4.0 million and $3.5 million, respectively. The minimum required contributions and expected contributions to our pension plans are $3.6 million for fiscal year 2014.

Expected future benefit payments as of June 30, 2013 are as follows (in thousands):

2014	$2,198
2015	2,219
2016	2,525
2017	2,558
2018	2,887
2019 to 2023	20,398

The expected benefits to be paid are based on the same assumptions used to measure our pension plans’ benefit obligation at June 30, 2013 and include estimated future employee service.

Defined Contribution Retirement and Savings Plans

We have a qualifying 401(k) defined contribution plan that covers most of our domestic employees and provides matching contributions under various formulas. For the fiscal years ended June 30, 2013, 2012 and 2011, we incurred $1.5 million, $1.5 million and $1.0 million, respectively, in costs related to the 401(k) plan company matching contributions.

Our foreign subsidiaries have defined contribution plans that cover certain international employees and provide matching contributions under various formulas. For the fiscal years ended June 30, 2013, 2012 and 2011, we incurred $4.2 million, $4.7 million and $4.8 million, respectively, in costs related to our foreign defined contribution plans company matching contributions.

13.	Related Party Transactions

Certain noncontrolling stockholders of our international subsidiaries are also commercial purchasers and users of our software and services. Revenue transactions with all of the individual noncontrolling stockholders in the aggregate represent less than 10% of consolidated revenue for fiscal years ended June 30, 2013, 2012, and 2011, respectively, and aggregate accounts receivable from the noncontrolling stockholders represent less than 10% of consolidated accounts receivable at June 30, 2013, 2012, and 2011, respectively.

On February 12, 2013, we entered into a Facilities Use Agreement with Aquila Family Ventures LLC (“AFV"), an entity owned by the family of our Chief Executive Officer, Tony Aquila, pursuant to which we shall pay (i) AFV a fixed annual fee of $140,000 in exchange for our use during calendar year 2013 of certain guest ranch facilities in Wyoming and (ii) out-of-pocket costs incurred in connection with, and replenish expendable goods used as a result of, our use of such facility. In connection with the Facilities Use Agreement, we also entered into an Indemnification Agreement with AFV providing that we will indemnify AFV and certain other indemnitees for any claims, demands, causes of action and damages that may arise out of our use of such facility.

14.	Income Taxes

Income from Continuing Operations

The components of income before income taxes attributable to domestic and foreign operations are as follows (in thousands):

	Fiscal Years Ended June 30,
	2013	2012	2011
Domestic	$(23,467)	$538	$18,707
Foreign	159,307	163,566	135,923
	$135,840	$164,104	$154,630

The income tax provision (benefit) by jurisdiction is as follows (in thousands):

	Fiscal Years Ended June 30,
	2013	2012	2011
Current:
Federal	$5,984	$3,447	$1,519
Foreign	48,947	43,108	38,656
State	1,253	1,274	618
Total current	56,184	47,829	40,793
Deferred:
Federal	(8,603)	2,637	(48,807)
Foreign	(16,350)	(5,318)	(3,987)
State	(434)	570	(2,426)
Total deferred	(25,387)	(2,111)	(55,220)
Total income tax provision (benefit)	$30,797	$45,718	$(14,427)

Effective Tax Rate Reconciliation

A reconciliation between our effective tax rate on income before income tax provision and the U.S. federal statutory rate is as follows (amounts in thousands):

	Fiscal Years ended June 30,
	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax provision at U.S. statutory rate	$47,544	35.0%	$57,436	35.0%	$54,121	35.0%
(Increase) decrease in provision (benefit) from:
State taxes, net of federal tax benefit	381	0.3%	2,115	1.3%	1,192	0.8%
Foreign tax rate differential	(16,050)	(11.8)%	(18,894)	(11.5)%	(14,993)	(9.7)%
Nondeductible/nontaxable items	1,876	1.4%	2,366	1.4%	2,100	1.3%
Change in valuation allowance	(9,481)	(7.0)%	(2,157)	(1.3)%	(50,571)	(32.7)%
Other non-income based taxes	2,270	1.7%	2,528	1.5%	1,223	0.8%
Nondeductible stock-based compensation	2,210	1.6%	2,056	1.3%	1,356	0.9%
Foreign tax credits	(177)	(0.1)%	(691)	(0.4)%	(9,330)	(6.0)%
Unrecognized tax benefits	465	0.3%	4,092	2.5%	437	0.3%
Other	1,759	1.3%	(3,133)	(1.9)%	38	—%
Total income tax provision (benefit)	$30,797	22.7%	$45,718	27.9%	$(14,427)	(9.3)%

Deferred Taxes

The significant components of deferred income tax assets and liabilities are as follows (in thousands):

	June 30,
	2013	2012
Deferred income tax assets:
Accrued expenses not currently deductible	$11,572	$10,468
Depreciation and amortization	4,190	5,269
Net operating losses and tax credit carryforwards	25,509	23,066
Intangible assets	4,632	9,867
Foreign tax credits	28,941	28,402
Stock-based compensation	9,552	4,475
Pension	7,830	6,771
Other	7,591	5,053
	99,817	93,371
Less: Valuation allowances	(13,899)	(21,922)
Deferred income tax assets, net	85,918	71,449
Deferred income tax liabilities:
Intangible assets	34,302	32,752
Other	6,970	8,017
Deferred income tax liabilities	41,272	40,769
Net deferred income tax assets (liabilities)	$44,646	$30,680

Net Operating Losses, Tax Credit Carryforwards and Valuation Allowances

As of June 30, 2013, we have $6.1 million of U.S. federal net operating loss carryforwards that will begin to expire in 2033, $21.5 million of U.S. state net operating loss carryforwards that will begin to expire in 2013, and $91.6 million of foreign net operating loss carryforwards that will begin to expire in 2013. We also have $2.3 million of U.S. federal and $3.1 million of U.S. state research and development tax credit carryforwards that will begin to expire in 2026, and $35.1 million of foreign tax credit carryforwards that will begin to expire in 2016. Utilization of our U.S. federal and state net operating losses and U.S. federal and state tax credit carryforwards may be subject to annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

Of the $2.1 million deferred tax asset related to our federal net operating loss carryforwards, $1.3 million is excluded from deferred income tax assets and liabilities as that amount relates to excess tax benefits of stock based compensation deduction for which a tax benefit has not yet been realized, as described below. In addition, $4.6 million related to the foreign tax credit carryforward, $0.6 million related to the U.S. federal research and development tax credit carryforward, and $0.4 million related to the U.S. state research and development tax credit carryforward are excluded from deferred income tax assets and liabilities as those amounts also relate to excess tax benefits on stock-based compensation deductions for which a tax benefit has not yet been realized.

We have not recorded excess tax benefits of $6.9 million as of June 30, 2013 from excess stock-based compensation deductions for which a benefit has not yet been realized. Excess tax benefits represent stock compensation deductions in excess of expenses recognized for financial reporting purposes and are realized when they reduce taxes payable, as determined using a “with and without” method. During fiscal year 2013, we realized excess tax benefits of $0.1 million, which were reported in common shares in the accompanying consolidated balance sheet.

We have recorded valuation allowances for deferred tax assets of $13.9 million and $21.9 million at June 30, 2013 and 2012, respectively. We released $11.0 million of valuation allowance on our Netherlands net deferred tax assets during fiscal year 2013.

We released $55.2 million of the $55.8 million valuation allowance on our U.S. net deferred tax assets during fiscal year 2011. The release of the valuation allowance on our U.S. net deferred tax assets was the result of our recent sustained history of operating profitability and management’s determination about the future realization of the net deferred tax assets. We exercise significant judgment relating to the projection of future taxable income to determine the recoverability of any tax assets. If judgments regarding recoverability of deferred tax assets change in future periods, we could be required to record valuation allowances against deferred tax assets in future periods. Based on the weight of all available positive and negative evidence, as of June 30, 2013 we believe it is more-likely-than-not that that we will be able to realize our U.S. deferred tax assets prior to expiration.

On January 2, 2013, the American Taxpayer Relief Act of 2012 (the “Act”) was signed into law.  The Act provides tax relief for businesses by reinstating retroactively to January 1, 2012, certain tax benefits and credits (e.g., research credit and controlled foreign corporation look-through Subpart F exceptions) that had expired.

Unremitted Earnings

We consider the undistributed earnings of our foreign subsidiaries as of June 30, 2013 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. Our undistributed earnings in significant jurisdictions were approximately $875.1 million as of June 30, 2013. If we distributed those earnings in the form of dividends or otherwise, we could be subject to both U.S. income taxes and withholding taxes payable to various foreign countries. It is currently not practicable to compute the residual taxes due on such earnings.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows (in thousands):

	Fiscal Years Ended June 30,
	2013	2012	2011
Gross unrecognized tax benefits balance at beginning of period	$9,599	$6,218	$5,611
Increase related to prior year tax positions	236	1,588	174
Decrease related to prior year tax positions	(509)	—	(319)
Increase related to current year tax positions	3,825	1,981	1,466
Decrease related to settlements	(96)	—	—
Decrease related to lapse of statute of limitations	(555)	(188)	(714)
Gross unrecognized tax benefits balance at end of period	$12,500	$9,599	6,218

Of the unrecognized tax benefits reflected above, the amounts that, if recognized, would impact the effective tax rate were $12.7 million, $9.9 million and $5.5 million for fiscal years 2013, 2012 and 2011, respectively. The amount of unrecognized tax benefits expected to be recognized in the next twelve months is not significant.

We recognize accrued interest and penalties, if incurred, related to unrecognized tax benefits as a component of income tax expense. We had approximately $1.1 million, $1.2 million and $0.6 million of accrued interest expense and penalties related to unrecognized tax benefits for fiscal years 2013, 2012 and 2011, respectively.

We file U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions and, as such, are subject to examination in various jurisdictions. The material jurisdictions that are subject to examination by tax authorities primarily include the United States, Canada, France, Germany, Spain, Switzerland and the United Kingdom, covering tax years 2005 through 2013.

In April 2013, we completed the transfer of certain assets and intellectual property between two of our wholly-owned subsidiaries. This transaction was not significant to our consolidated income tax provision.

Pursuant to the terms of the acquisition agreements, the sellers in our business combinations have indemnified us for all tax liabilities related to the pre-acquisition periods. We are liable for any tax assessments for the post-acquisition periods for our U.S. and foreign jurisdictions.

15.	Contractual Commitments and Contingencies

Leases and Other Contractual Commitments

We lease office space and equipment under various operating and capital leases. Additionally, we have contractual obligations under software license agreements and other purchase commitments. Total expense incurred under these agreements was approximately $14.0 million, $13.4 million and $14.2 million for the fiscal years 2013, 2012 and 2011, respectively.

Sublease income recognized in fiscal years 2013 and 2012 was negligible and in fiscal year 2011 was $0.7 million. Obligations under capital leases totaled $0.2 million and $0.9 million at June 30, 2013 and 2012, respectively.

Future minimum contractual commitments at June 30, 2013 are as follows (in thousands):

2014	$9,156
2015	6,446
2016	6,447
2017	4,740
2018	4,333
Thereafter	1,261
Total	$32,383

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

(in thousands)	EMEA	Americas	Corporate	Total
Fiscal Year Ended June 30, 2013
Revenues	$471,182	$366,921	$—	$838,103
Income (loss) before provision for income taxes	170,003	115,114	(149,277)	135,840
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	47,541	55,359	339	103,239
Interest expense	67	—	69,444	69,511
Total assets at end of period	1,275,982	855,821	125,738	2,257,541
Capital expenditures	18,282	14,892	—	33,174
Fiscal Year Ended June 30, 2012
Revenues	$464,395	$325,812	$—	$790,207
Income (loss) before provision for income taxes	163,959	117,633	(117,488)	164,104
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	51,716	51,685	109	103,510
Interest expense	715	15	52,863	53,593
Total assets at end of period	1,150,287	738,725	262,804	2,151,816
Capital expenditures	20,541	9,149	—	29,690
Fiscal Year Ended June 30, 2011
Revenues	$453,065	$231,632	$—	$684,697
Income (loss) before provision for income taxes	148,140	95,524	(89,034)	154,630
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	56,892	26,196	—	83,088
Interest expense	1,485	37	29,580	31,102
Total assets at end of period	1,207,539	796,750	164,846	2,169,135
Capital expenditures	11,262	8,213	—	19,475

Geographic Information

Geographic revenue information is based on the location of the customer. No single country other than the United States, the United Kingdom, and Germany accounted for 10% or more of our consolidated revenue and/or property and equipment.

(in thousands)	Europe *	United States	United Kingdom	Germany	All Other	Total
Revenues:
Fiscal Year Ended June 30, 2013	$268,686	$269,165	$101,815	$85,035	$113,402	$838,103
Fiscal Year Ended June 30, 2012	266,634	236,239	98,673	84,832	103,829	790,207
Fiscal Year Ended June 30, 2011	257,813	147,351	100,620	81,500	97,413	684,697
Property and equipment, net:
At June 30, 2013	18,043	16,471	16,588	6,666	3,971	61,739
At June 30, 2012	17,392	14,905	16,608	4,570	5,058	58,533
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

In November 2011, our Board of Directors approved a share repurchase program for up to a total of $180.0 million of our common stock through November 10, 2013. Share repurchases are made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. The repurchase program does not require us to purchase any specific number or amount of shares, and the timing and amount of such purchases will be determined by management based upon market conditions and other factors. In addition, the program may be amended or terminated at the discretion of our Board of Directors. During fiscal year 2013, we purchased 0.6 million shares for $27.9 million. Through June 30, 2013, we have repurchased approximately 2.8 million shares for $131.4 million.

18.	Subsequent Events

On July 2, 2013, we announced the closing of a private offering of $850 million aggregate principal amount of senior notes (the “2013 Senior Notes”). The 2013 Senior Notes accrue interest at 6.000% per annum, payable semi-annually, and become due and payable on June 15, 2021. We used $289.5 million of the net proceeds from the 2013 Senior Notes to repay in full all of the outstanding term loans under our existing amended and restated senior credit facility. The amended and restated senior credit facility was terminated upon repayment of the outstanding term loans. As a result of the repayment of the terms loans under the Amended Credit Facility, we also terminated our outstanding interest rate swaps as of July 2, 2013. We intend to use the remainder of the net proceeds for working capital and other general corporate purposes, including strategic initiatives such as future acquisitions, joint ventures, investments or other business development opportunities.

On August 22, 2013, we announced that our Board of Directors approved the payment of a cash dividend of $0.17 per share of outstanding common stock and per outstanding restricted stock unit. The Board of Directors also approved a quarterly stock dividend equivalent of $0.17 per outstanding restricted stock unit granted to certain of our executive officers since fiscal year 2011 in lieu of the cash dividend, which dividend equivalent will be paid to the restricted stock unit holders as the restricted stock unit vests. The dividends are payable on September 17, 2013 to stockholders and restricted stock unit holders of record at the close of business on September 5, 2013. Any determination to pay dividends in future periods will be at the discretion of our Board of Directors.

19.	Quarterly Financial Results (Unaudited)

Summarized unaudited quarterly results of operations for the fiscal years ended June 30, 2013 and 2012 are as follows (amounts in thousands, except per share data):

Fiscal Year Ended June 30, 2013 (1)(2)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$195,719	$209,232	$214,625	$218,527
Cost of revenues (excluding depreciation and amortization)	60,197	65,645	66,837	67,852
Net income attributable to Solera Holdings, Inc. (4)	33,641	19,768	21,476	18,999
Net income attributable to Solera Holdings Inc. per common share (4):
Basic	$0.49	$0.28	$0.31	$0.27
Diluted	$0.48	$0.28	$0.31	$0.27
Fiscal Year Ended June 30, 2012 (1)(3)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$198,693	$195,141	$197,997	$198,376
Cost of revenues (excluding depreciation and amortization)	62,663	59,892	62,234	60,888
Net income attributable to Solera Holdings, Inc.	31,239	28,224	26,725	20,800
Net income attributable to Solera Holdings Inc. per common share:
Basic	$0.44	$0.40	$0.38	$0.30
Diluted	$0.44	$0.39	$0.38	$0.30

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

(2)
The results of operations of License Monitor, Inc., Title Technologies, Inc, Mensaelect S.A., CarweB Limited, HyperQuest, Inc., Eziworks Pty Ltd, and substantially all of the assets of PS Holdings, L.L.C., acquired in fiscal year 2013, are included from the respective dates of the acquisitions, which are not the first day of the applicable fiscal year.

(3)
The results of operations of See Progress, Inc., K&S Beheer B.V., Sinexia Tecnologica Corporacion, and, through a series of three transactions, Actual Systems, acquired in fiscal year 2012, are included from the respective dates of the acquisitions, which are not the first day of the applicable fiscal year.

(4)
Net income attributable to Solera Holdings, Inc. and net income attributable to Solera Holdings, Inc. per common share for the fourth quarter of fiscal year 2013 reflect a fiscal year-to-date reduction of pre-tax stock compensation expense of approximately $3.5 million related to performance share units with vesting contingent upon the achievement of certain performance conditions.

SOLERA HOLDINGS, INC.
Schedule II—Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Period	Net Additions Charged (Credited) to Expense	Deductions (1)	Other (2)	Balance at End of Period
Allowance for doubtful accounts:
Year Ended June 30, 2013	$2,356	$3,371	$(2,912)	190	$3,005
Year Ended June 30, 2012	$2,769	$2,278	$(3,062)	371	$2,356
Year Ended June 30, 2011	$2,071	$2,122	$(2,054)	630	$2,769

(1)	Deductions for allowance for doubtful accounts primarily consists of accounts receivable written-off, net of recoveries.

(2)	Represents balances acquired in connection with business combinations.

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to Solera Holdings, Inc.’s Form S-1/A filed with the SEC on May 9, 2007).

3.2*	Amended and Restated By-laws of the Registrant (filed as Exhibit 3.1 to Solera Holdings, Inc.’s Form 8-K filed with the SEC on November 18, 2008).

4.1*	Specimen Common Stock Certificate (filed as Exhibit 4.1 to Solera Holdings, Inc.’s Form S-1/A filed with the SEC on May 9, 2007).

4.2*
Indenture, dated as of July 2, 2013, among Audatex North America, Inc., Solera Holdings, Inc., the other guarantors party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Solera Holdings, Inc.’s Form 8-K filed with the SEC on July 9, 2013.)

4.3*	Form of 6.000% Senior Note due 2021 (included as Exhibit A to Exhibit 4.2).

4.4*
Indenture, dated as of April 13, 2012, among Audatex North America, Inc., Solera Holdings, Inc., the other guarantors named therein and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Solera Holdings, Inc.'s Form 8-K filed with the SEC on April 16, 2012).

4.5*	Form of 6.75% Senior Note due 2018 (included as Exhibit A to Exhibit 4.4).

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

10.4*#	Solera Holdings, Inc. 2007 Long-Term Equity Incentive Plan (filed as Exhibit 10.5 to Solera Holdings, Inc.’s Form S-1/A filed with the SEC on May 9, 2007).

10.5*#	Form of Option Agreement issued under 2007 Long-Term Equity Incentive Plan (filed as Exhibit 10.6 to Solera Holdings, Inc.’s Form S-1/A filed with the SEC on April 30, 2007).

10.6*#	Solera Holdings, Inc. 2007 Employee Stock Purchase Plan (filed as Exhibit 10.8 to Solera Holdings, Inc.’s Form S-1/A filed with the SEC on May 9, 2007).

10.7*#	Form of Indemnification Agreement (filed as Exhibit 10.9 to Solera Holdings, Inc.’s Form S-1/A filed with the SEC on May 9, 2007).

10.8*#	Solera Holdings, Inc. 2008 Omnibus Incentive Plan (filed as Appendix A to Solera Holdings, Inc.’s Definitive Proxy Statement filed with the SEC on August 29, 2008).

10.9*
Share Purchase Agreement among RAC plc, HPI Holding Limited and Solera Holdings, Inc. dated December 19, 2008 (filed as Exhibit 10.1 to Solera Holdings, Inc.’s Form 10-Q filed with the SEC on February 9, 2009).

10.10*
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

10.11*	Form of Restricted Stock Unit Grant Agreement, 2008 Omnibus Incentive Plan (filed as Exhibit 10.1 to Solera Holdings, Inc.'s Form 10-Q filed with the SEC on November 4, 2010).

10.12*	Form of Stock Option Agreement, 2008 Omnibus Incentive Plan (filed as Exhibit 10.2 to Solera Holdings, Inc.'s Form 10-Q filed with the SEC on November 4, 2010).

10.13*#	Non-Employee Director Compensation Program (filed as Exhibit 10.1 to Solera Holdings, Inc.'s Form 10-Q filed with the SEC on February 8, 2011).

10.14*
Purchase Agreement, dated as of April 23, 2011, among Claims Services Group, Inc., Solera Holdings, Inc., HireRight Solutions, Inc. and Altegrity, Inc. (filed as Exhibit 10.20 to Solera Holdings, Inc.’s Form 10-K filed with the SEC on August 26, 2011).

10.15*#	Executive Employment Agreement, dated June 6, 2011, between Solera Holdings, Inc. and Tony Aquila (filed as Exhibit 10.21 to Solera Holdings, Inc.’s Form 10-K filed with the SEC on August 26, 2011).

10.16*#
Performance Share Unit Grant Agreement, dated June 6, 2011, between Solera Holdings, Inc. and Tony Aquila (filed as Exhibit 10.22 to Solera Holdings, Inc.’s Form 10-K filed with the SEC on August 26, 2011).

10.17*#	Form of Performance Share Unit Grant Agreement, 2008 Omnibus Incentive Plan (filed as Exhibit 99.1 to Solera Holdings, Inc.'s Form 8-K filed with the SEC on September 21, 2011).

10.18*
Facilities Use Agreement and Indemnification Agreement between Solera Holdings, Inc. and Aquila Family Ventures LLC, dated February 12, 2013 (filed as Exhibit 10.1 to Solera Holdings, Inc.'s Form 10-Q filed with the SEC on May 9, 2013).

10.19*#
Form of Stock Option Agreement with Time-Based Vesting entered into between Solera Holdings, Inc. and certain of its named executive officers in March 2013 (filed as Exhibit 10.2 to Solera Holdings, Inc.'s Form 10-Q filed with the SEC on May 9, 2013).

10.20*#
Form of Stock Option Agreement with Performance-Based Vesting entered into between Solera Holdings, Inc. and certain of its named executive officers in March 2013 (filed as Exhibit 10.3 to Solera Holdings, Inc.'s Form 10-Q filed with the SEC on May 9, 2013).

10.21*#
Executive Employment Agreement between Solera Holdings, Inc. and Renato Giger effective September 2012 (filed as Exhibit 10.1 to Solera Holdings, Inc.'s Form 10-Q filed with the SEC on November 6, 2012).

10.22*#
Executive Employment Agreement between Solera Holdings, Inc. and Abilio Gonzalez effective September 2012 (filed as Exhibit 10.2 to Solera Holdings, Inc.'s Form 10-Q filed with the SEC on November 6, 2012).

10.23*#
Executive Employment Agreement between Solera Holdings, Inc. and Jason Brady effective September 2012 (filed as Exhibit 10.3 to Solera Holdings, Inc.'s Form 10-Q filed with the SEC on November 6, 2012).

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