Form 10-Q
period 2013-09-30
SOLERA HOLDINGS, INC
filed 2013-11-12
CIK 1324245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the issuer’s common stock as of November 1, 2013 was 68,859,326.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SOLERA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	September 30, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,069,231	$464,239
Accounts receivable, net of allowance for doubtful accounts of $4,388 and $3,005 at September 30, 2013 and June 30, 2013, respectively	141,942	140,395
Other receivables	17,558	18,014
Other current assets	30,909	28,296
Deferred income tax assets	13,027	7,108
Total current assets	1,272,667	658,052
Property and equipment, net	63,776	61,739
Goodwill	1,129,216	1,099,221
Intangible assets, net	346,145	352,589
Other noncurrent assets	19,272	23,633
Noncurrent deferred income tax assets	75,202	62,307
Total assets	$2,906,278	$2,257,541
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,139	$28,068
Accrued expenses and other current liabilities	196,627	174,081
Income taxes payable	24,784	7,628
Deferred income tax liabilities	2,612	3,925
Current portion of long-term debt	—	2,924
Total current liabilities	250,162	216,626
Long-term debt	1,708,239	1,144,462
Other noncurrent liabilities	54,523	42,634
Noncurrent deferred income tax liabilities	22,510	20,843
Total liabilities	2,035,434	1,424,565
Redeemable noncontrolling interests	88,004	84,737
Stockholders’ equity:
Solera Holdings, Inc. stockholders’ equity:
Common shares, $0.01 par value: 150,000 shares authorized; 68,786 and 68,764 issued and outstanding as of September 30, 2013 and June 30, 2013, respectively	613,664	602,613
Retained earnings	174,930	177,335
Accumulated other comprehensive loss	(16,059)	(43,147)
Total Solera Holdings, Inc. stockholders’ equity	772,535	736,801
Noncontrolling interests	10,305	11,438
Total stockholders’ equity	782,840	748,239
Total liabilities and stockholders’ equity	$2,906,278	$2,257,541
See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2013	2012
Revenues	$218,028	$195,719
Cost of revenues:
Operating expenses	49,751	42,340
Systems development and programming costs	19,572	17,857
Total cost of revenues (excluding depreciation and amortization)	69,323	60,197
Selling, general and administrative expenses	65,107	50,909
Depreciation and amortization	25,103	24,195
Restructuring charges, asset impairments, and other costs associated with exit and disposal activities	391	1,454
Acquisition and related costs	11,195	3,158
Interest expense	26,929	17,300
Other expense, net	715	398
	198,763	157,611
Income before provision for income taxes	19,265	38,108
Income tax provision	2,696	1,697
Net income	16,569	36,411
Less: Net income attributable to noncontrolling interests	2,878	2,770
Net income attributable to Solera Holdings, Inc.	$13,691	$33,641
Net income attributable to Solera Holdings, Inc. per common share:
Basic	$0.20	$0.49
Diluted	$0.20	$0.48
Dividends paid per share	$0.17	$0.125
Weighted-average shares used in the calculation of net income attributable to Solera Holdings, Inc. per common share:
Basic	68,793	68,890
Diluted	69,182	69,094

See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2013	2012
Net income	$16,569	$36,411
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	32,843	18,721
Unrealized losses on derivative financial instruments, net of tax	(2,261)	(44)
Total other comprehensive income	30,582	18,677
Total comprehensive income	47,151	55,088
Comprehensive income attributable to noncontrolling interests	6,372	5,172
Comprehensive income attributable to Solera Holdings, Inc.	$40,779	$49,916

See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$16,569	$36,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,103	24,195
Provision for doubtful accounts	1,929	563
Stock-based compensation	10,386	4,024
Deferred income taxes	(2,681)	(8,580)
Change in fair value of derivative financial instruments	(5,615)	3,492
Other	764	19
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Increase in accounts receivable	2,249	(3,254)
(Decrease) increase in other assets	(10,989)	6,643
Decrease in accounts payable	(2,367)	(530)
Increase in accrued expenses and other liabilities	48,646	5,236
Net cash provided by operating activities	83,994	68,219
Cash flows from investing activities:
Capital expenditures	(7,594)	(8,839)
Acquisitions and capitalization of intangible assets	(2,559)	(713)
Acquisitions of businesses, net of cash acquired and proceeds from sale of business	(9,932)	(6,623)
Decrease (increase) in restricted cash	47	(553)
Net cash used in investing activities	(20,038)	(16,728)
Cash flows from financing activities:
Proceeds from debt issuance, net of payments of debt issuance costs	846,040	(554)
Payment of contingent purchase consideration	(470)	(125)
Principal payments on financed asset acquisitions	(73)	(305)
Repayments of long-term debt	(289,309)	(715)
Cash dividends paid on common shares and participating securities	(11,800)	(8,682)
Cash dividends paid to noncontrolling interests	(2,535)	(2,360)
Repurchases of common stock	(5,136)	(8,511)
Proceeds from stock purchase plan and exercise of stock options	607	489
Net cash provided by (used in) financing activities	537,324	(20,763)
Effect of foreign currency exchange rate changes on cash and cash equivalents	3,712	3,936
Net change in cash and cash equivalents	604,992	34,664
Cash and cash equivalents, beginning of period	464,239	508,246
Cash and cash equivalents, end of period	$1,069,231	$542,910
Supplemental cash flow information:
Cash paid for interest	$207	$2,799
Cash paid for income taxes	$7,542	$5,301
Supplemental disclosure of non-cash investing and financing activities:
Capital assets financed	$858	$258

See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies

Description of Business

Solera Holdings, Inc. and subsidiaries (the “Company”, “Solera”, “we”, “us” or “our”) is a leading global provider of software and services to the automobile insurance claims processing and decision support industries. Our software and services help our customers: estimate the costs to repair damaged vehicles; determine pre-collision fair market values for vehicles damaged beyond repair; automate steps of the claims process; outsource steps of the claims process that insurance companies have historically performed internally; and monitor and manage their businesses through data reporting and analysis. We are active in over 65 countries and derive most of our revenues from our estimating and workflow software. Through our acquisitions of HPI, Ltd. (“HPI”) in December 2008 and AUTOonline GmbH In-formationssysteme (“AUTOonline”) in October 2009, we also provide used vehicle validation services in the United Kingdom and operate an eSalvage vehicle exchange platform in several European and Latin American countries as well as India. Through our acquisition of Explore Information Services, LLC (“Explore”) in June 2011, we also provide data and analytics services used by automotive property and casualty insurers in the United States (“U.S.”).

Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), and therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated financial statements for the periods presented reflect all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the fiscal year ended June 30, 2013, included in our Annual Report on Form 10-K filed with the SEC on August 23, 2013. Our operating results for the three month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for any future periods.

Principles of Consolidation

The unaudited condensed consolidated financial statements include our accounts and those of our wholly-owned and majority-owned subsidiaries. Our consolidated, majority-owned subsidiaries include certain of our subsidiaries located in Belgium, France, Portugal, Spain and Mexico. All intercompany accounts and transactions have been eliminated in consolidation.

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

Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued ASU Topic No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required that provide additional detail about those amounts. We adopted ASU Topic No. 2013-02 in the first quarter of our fiscal year 2014. Please refer to Note 7 for disclosure of reclassifications out of accumulated other comprehensive income (loss).

In July 2012, the FASB issued ASU Topic No. 2012-02, Intangibles-Goodwill and Other (Topic 350), which amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment to provide entities with the option of performing a qualitative assessment before calculating the fair value of the asset. If it is determined that the fair value of the asset is more likely than not less than the carrying amount based on qualitative factors, the two-step impairment test would be required. We adopted ASU Topic No. 2012-02 in the first quarter of our fiscal year 2014. The adoption of ASU Topic No. 2012-02 did not impact our financial condition, results of operations or cash flows.

New Accounting Pronouncements Not Yet Adopted

In July 2013, the FASB issued ASU Topic No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires an entity to present certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in balance sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The ASU does not affect the recognition or measurement of uncertain tax positions under ASC 740. ASU Topic No. 2013-11 is effective for our fiscal year 2015, although early adoption is permitted.

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

The computation of basic and diluted net income attributable to Solera Holdings, Inc. per common share using the two-class method is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,
	2013	2012
Basic net income attributable to Solera Holdings, Inc. per common share:
Net income attributable to Solera Holdings, Inc.	$13,691	$33,641
Less: Dividends paid and undistributed earnings allocated to participating securities	(98)	(154)
Net income attributable to common shares – basic	$13,593	$33,487
Weighted-average number of common shares used to compute basic net income attributable to Solera Holdings, Inc. per common share	68,793	68,890
Basic net income attributable to Solera Holdings, Inc. per common share	$0.20	$0.49
Diluted net income attributable to Solera Holdings, Inc. per common share:
Net income attributable to Solera Holdings, Inc.	$13,691	$33,641
Less: Dividends paid and undistributed earnings allocated to participating securities	(98)	(154)
Net income attributable to common shares – diluted	$13,593	$33,487

Weighted-average number of common shares used to compute basic net income attributable to Solera Holdings, Inc. per common share	68,793	68,890
Dilutive effect of options to purchase common stock, restricted stock units and performance share units	389	204
Weighted-average number of common shares used to compute diluted net income attributable to Solera Holdings, Inc. per common share	69,182	69,094
Diluted net income attributable to Solera Holdings, Inc. per common share	$0.20	$0.48

The following securities that could potentially dilute earnings per share in the future are not included in the determination of diluted net income attributable to Solera Holdings, Inc. per common share (in thousands):

	Three Months Ended September 30,
	2013	2012
Antidilutive options to purchase common stock and restricted stock units	58	313

3.	Business Combinations

During the three months ended September 30, 2013, we acquired two businesses for approximately $13.6 million in cash paid at closing and additional future cash payments of up to $15.5 million contingent upon the achievement of certain financial performance, product-related, integration and other objectives. The acquisitions completed during the three months ended September 30, 2013 were immaterial both individually and in the aggregate.

During the three months ended September 30, 2012, we acquired one business for approximately $7.3 million in cash paid at closing and additional future cash payments of up to $5.0 million contingent upon the achievement of certain financial performance, product-related, integration and other objectives. The acquisition completed during the three months ended September 30, 2012 was immaterial.

At September 30, 2013, the maximum aggregate amount of remaining contingent cash payments associated with our business combinations is $96.2 million which is payable through fiscal year 2016.

4.	Goodwill and Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30, 2013			June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortized intangible assets:
Internally developed software	$40,935	$(18,049)	$22,886	$37,881	$(16,384)	$21,497
Purchased customer relationships	360,157	(191,169)	168,988	352,408	(180,412)	171,996
Purchased trade names and trademarks	36,707	(27,690)	9,017	35,947	(26,015)	9,932
Purchased software and database technology	454,253	(343,129)	111,124	441,060	(324,480)	116,580
Other	5,966	(5,643)	323	5,776	(5,381)	395
	$898,018	$(585,680)	$312,338	$873,072	$(552,672)	$320,400
Intangible assets not subject to amortization:
Purchased trade names and trademarks with indefinite lives	33,807	—	33,807	32,189	—	32,189
	$931,825	$(585,680)	$346,145	$905,261	$(552,672)	$352,589

The following table summarizes the activity in goodwill for the three months ended September 30, 2013 (in thousands):

	Balance at Beginning of Period	Current year Acquisitions	Other	Foreign Currency Translation Effect	Balance at End of Period
EMEA	$577,042	$4,140	$—	$22,883	$604,065
Americas	522,179	2,398	202	372	525,151
Total	$1,099,221	$6,538	$202	$23,255	$1,129,216

5.	Stockholders’ Equity and Redeemable Noncontrolling Interests

The following table summarizes the activity in stockholders’ equity and redeemable noncontrolling interests for the periods indicated (in thousands):

	Stockholders’ Equity Attributable to Solera Holdings, Inc.
	Common Shares
	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Solera Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at June 30, 2013	68,764	$602,613	$177,335	$(43,147)	$736,801	$11,438	$748,239	$84,737
Net income	—	—	13,691	—	13,691	1,180	14,871	1,697
Other comprehensive income	—	—	—	27,088	27,088	222	27,310	3,273
Stock-based compensation	—	10,386	—	—	10,386	—	10,386	—
Purchases of Solera Holdings, Inc. common shares(1)	(100)	(840)	(4,296)	—	(5,136)	—	(5,136)	—
Issuance of common shares under stock award plans, net	122	(198)	—	—	(198)	—	(198)	—
Dividends paid on common stock and participating securities	—	—	(11,800)	—	(11,800)	—	(11,800)	—
Dividends paid to noncontrolling owners	—	—	—	—	—	(2,535)	(2,535)	—
Revaluation of noncontrolling interests	—	1,703	—	—	1,703	—	1,703	(1,703)
Balance at September 30, 2013	68,786	$613,664	$174,930	$(16,059)	$772,535	$10,305	$782,840	$88,004

(1)
Please refer to Note 6 for further information on repurchases of our common stock. In accordance with ASC Topic No. 505-30-30, we have allocated the cost of the shares repurchased between paid-in capital and retained earnings based on the excess of the repurchase price over the stated value.

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

(1)
Please refer to Note 6 for further information on repurchases of our common stock. In accordance with ASC Topic No. 505-30-30, we have allocated the cost of the shares repurchased between paid-in capital and retained earnings based on the excess of the repurchase price over the stated value.

6.	Share Repurchase Program

In November 2011, our Board of Directors approved a share repurchase program for up to a total of $180 million of our common stock through November 10, 2013. Share repurchases are made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. The repurchase program does not require us to purchase any specific number or amount of shares, and the timing and amount of such purchases will be determined by management based upon market conditions and other factors. In addition, the program may be amended or terminated at the discretion of our Board of Directors. During three months ended September 30, 2013, we purchased 0.1 million shares for $5.1 million. Through September 30, 2013, we have repurchased approximately 2.9 million shares for $136.6 million under the share repurchase program.

7.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) during the three months ended September 30, 2013 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Losses on Derivative Financial Instruments	Change in Funded Status of Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance at June 30, 2013	$(27,978)	$(3,754)	$(11,415)	$(43,147)
Other comprehensive income (loss) before reclassifications, net of tax	29,347	(7,874)	—	21,473
Amounts reclassified from accumulated other comprehensive income (loss)	—	5,615	—	5,615
Balance at September 30, 2013	$1,369	$(6,013)	$(11,415)	$(16,059)

8.	Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements Using:
	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value at September 30, 2013:
Cash and cash equivalents	$1,069,231	$1,069,231	$—	$—
Restricted cash (1)	1,717	1,717	—	—
Derivative financial instruments classified as liabilities (2)	14,754	—	14,754	—
Accrued contingent purchase consideration (2)	22,891	—	—	22,891
Redeemable noncontrolling interests	88,004	—	—	88,004
Fair value at June 30, 2013:
Cash and cash equivalents	$464,239	$464,239	$—	$—
Restricted cash (1)	1,797	1,797	—	—
Derivative financial instruments classified as assets (3)	632	—	632	—
Derivative financial instruments classified as liabilities (2)	4,286	—	4,286	—
Accrued contingent purchase consideration (2)	23,334	—	—	23,334
Redeemable noncontrolling interests	84,737	—	—	84,737

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

Derivative financial instruments. We estimate the fair value of our cross-currency swaps using industry standard valuation techniques that utilize market-based observable inputs to extrapolate future reset rates from period-end yield curves and standard valuation models based on a discounted cash flow model. Market-based observable inputs including spot and forward rates, volatilities and interest rate curves at observable intervals are used as inputs to the models (Level 2 inputs). Our estimate of fair value also considers the risk that the swap contracts will not be fulfilled.

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

The following table summarizes the activity in accrued contingent purchase consideration which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

	Three Months Ended September 30,
	2013	2012
Balance at beginning of period	$23,334	$4,941
Payments	(470)	(125)
Effect of foreign exchange	27	—
Balance at end of period	$22,891	$4,816

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

The discount rate used in the determination of the estimated fair value of the redeemable noncontrolling interests as of September 30, 2013 using the income approach ranged between 13.7% and 15.5%, with a weighted average discount rate of 13.9%, reflecting a market participant's perspective as a noncontrolling shareholder in a privately-held subsidiary. The long-term growth rate used in the determination of the estimated fair value of the redeemable noncontrolling interests as of September 30, 2013 using the income approach ranged between 1.0% and 4.0%, with a weighted average long-term growth rate of 3.7%.

The following table summarizes the activity in redeemable noncontrolling interests which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

	Three Months Ended September 30,
	2013	2012
Balance at beginning of period	$84,737	$74,118
Net income attributable to redeemable noncontrolling interests	1,697	1,467
Change in fair value	(1,703)	(1,530)
Effect of foreign exchange	3,273	1,725
Balance at end of period	$88,004	$75,780

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

No assets or liabilities were required to be measured at fair value on a nonrecurring basis during the three months ended September 30, 2013.

Fair Value of Other Financial Instruments

The carrying amounts of certain of our financial instruments, including accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short-term nature. Based on the original issue price of the senior unsecured notes that we issued in July 2013, we believe that the fair value of our senior unsecured notes approximates its carrying value at September 30, 2013.

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

In July 2013, as a result of the repayment of the terms loans under the Amended Credit Facility, we terminated the two pay fixed / receive fixed interest rate swaps that were outstanding at June 30, 2013.

In September 2013, in order to hedge our exposure to variability in the Euro-denominated cash flows associated with two intercompany loans, we entered into two pay floating Euros / received floating U.S. dollar cross-currency swaps in the aggregate notional amount of €141.1 million. We pay Euro floating coupon payments at 6-month EURIBOR plus 35 basis points and receive U.S. dollar floating coupon payments at 6-month LIBOR on the notional amount. The maturity date of the swaps is June 15, 2018. These cross-currency swaps were not designated as hedges at inception. We recognize the change in the fair value of the swaps in other (income) expense, net in our consolidated statements of income.

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

The following table summarizes the fair value of our derivative financial instruments, which are included in other noncurrent assets, accrued expenses and other current liabilities, and other noncurrent liabilities in the accompanying condensed consolidated balance sheets (in thousands):

	September 30, 2013	June 30, 2013
Derivative financial instruments classified as assets
U.S. dollar interest rate swaps	$—	$632

Derivative financial instruments classified as liabilities
Fixed rate cross-currency swaps	$9,635	$4,102
Floating rate cross-currency swaps	5,119	—
Euro interest rate swaps	—	184
	14,754	4,286

The following table summarizes the effect of our derivative financial instruments designated as cash flow hedges on the consolidated statements of income and accumulated other comprehensive income (loss) (“AOCI”) for the three months ended September 30, 2013 and September 30, 2012 (in thousands).

Derivative Financial Instruments	Loss Recognized in AOCI on Derivatives (1)	Location of Loss Reclassified from AOCI into Income (1)	Loss Reclassified from AOCI into Income (1)	Location of Loss Recognized in Income on Derivatives (2)	Loss Recognized in Income on Derivatives (2)
Three Months Ended September 30, 2013
Fixed rate cross-currency swaps	$5,508	Interest Expense	$(151)	N/A	$—
		Other (Income) Expense, net	(5,581)	N/A	—
U.S. dollar interest rate swaps	—	Interest Expense	(3)	Interest Expense	548
Euro interest rate swaps	—	Interest Expense	(3)	Interest Expense	(364)
Total	$5,508		$(5,738)		$184

Three Months Ended September 30, 2012
Fixed rate cross-currency swaps	$(1,830)	Interest Expense	$(24)	N/A	$—
		Other (Income) Expense, net	(3,074)	N/A	—
U.S. dollar interest rate swaps	(812)	Interest Expense	(16)	Interest Expense	(6,402)
Euro interest rate swaps	(625)	Interest Expense	(19)	Interest Expense	(675)
Total	$(3,267)		$(3,133)		$(7,077)

(1)	Effective portion.

(2)	Ineffective portion and amount excluded from effectiveness testing.

During the three months ended September 30, 2013, we recognized a loss on the floating rate cross-currency swaps not designated as hedging instruments of $5.1 million, which is included in other (income) expense, net in the consolidated statements of income.

10.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2013	June 30, 2013
Senior unsecured notes due June 2018 (1)	$858,239	$858,683
Senior unsecured notes due June 2021	850,000	—
Senior secured domestic term loan due May 2017	—	105,171
Senior secured European term loan due May 2017	—	183,532
Total debt	1,708,239	1,147,386
Less: Current portion	—	2,924
Long-term portion	$1,708,239	$1,144,462

(1)
Includes unamortized premium of $8.2 million and $8.7 million as of September 30, 2013 and June 30, 2013, respectively. In addition, as described further in Note 16, we will redeem the senior unsecured notes due June 2018 in November 2013.

In July 2013, we issued senior unsecured notes due 2021 in the aggregate principal amount of $850 million (the “2021 Senior Notes”), resulting in net proceeds of $846.0 million. The 2021 Senior Notes accrue interest at 6.000% per annum, payable semi-annually, and become due and payable on June 15, 2021. We used $289.5 million of the net proceeds from the issuance of the 2021 Senior Notes to repay in full all of the outstanding term loans under our Amended and Restated First Lien Credit and Guaranty Agreement (the “Amended Credit Facility”), including accrued unpaid interest through the repayment date. We intend to use the remainder of the net proceeds for working capital and other general corporate purposes, including strategic initiatives such as future acquisitions, joint ventures, investments or other business development opportunities.

The 2021 Senior Notes include redemption provisions that allow us, at our option, to redeem all or a portion of the aggregate principal amount of the 2021 Senior Notes as follows:

•
At any time prior to June 15, 2016, we may redeem up to 35% of the aggregate principal amount of the 2021 Senior Notes at a redemption price equal to 106.000% of the principal amount of the notes redeemed, plus accrued and unpaid interest, if any, through the date of redemption.

•
At any time prior to June 15, 2017, we may redeem the 2021 Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes redeemed plus a premium and accrued and unpaid interest to the redemption date. The premium at the applicable redemption date is the greater of: (1) 1.0% of the then outstanding principal amount of the notes; or (2) the excess of: (a) the present value at such redemption date of the sum of the redemption price of the notes at June 15, 2017 plus all required interest payments due on the notes through June 15, 2017 (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate as of such redemption date plus 50 basis points; over (b) the then outstanding principal amount of the notes.

•
At any time on or after June 15, 2017, we may redeem the 2021 Senior Notes, in whole or in part, at the following redemption prices, plus accrued and unpaid interest, if any, through the date of redemption: (i) if the redemption occurs on or after June 15, 2017 but prior to June 15, 2018, the redemption price is 103.000% of the principal amount of the notes; (ii) if the redemption occurs on or after June 15, 2018 but prior to June 15, 2019, the redemption price is 101.500% of the principal amount of the notes; and (iii) if the redemption occurs on or after June 15, 2019, the redemption price is 100.000% of the principal amount of the notes.

Upon the occurrence of a change of control, we are required to offer to redeem the 2021 Senior Notes at a redemption price equal to 101% of the principal amount of the notes redeemed, plus accrued and unpaid interest, if any, through the redemption date.

The costs associated with the issuance of the 2021 Senior Notes of $4.0 million were deferred and are included in other noncurrent assets in the consolidated balance sheet. We are amortizing these debt issuance costs to interest expense over the term of the 2021 Senior Notes using the effective interest method.

The 2018 Senior Notes and the 2021 Senior Notes contain certain covenants including, among others, restrictions related to dividends, distributions, repurchases of equity, prepayments of debt or additional indebtedness, investments; liens on assets;

mergers with another company, dispositions of assets, and transactions with affiliates. We are in compliance with the specified financial covenants of the 2018 Senior Notes and the 2021 Senior Notes at September 30, 2013.

Upon repayment of the outstanding term loans, the Amended Credit Facility was terminated. In connection with the termination of the Amended Credit Facility, we wrote-off the remaining unamortized debt issuance costs related to the term loans of $3.1 million, which is included in other (income) expense, net in our consolidated statement of income for the three months ended September 30, 2013.

11.	Share-Based Compensation

Share-Based Award Activity

The following table summarizes restricted stock unit and performance share unit activity during the three months ended September 30, 2013:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Nonvested at June 30, 2013	891	$49.91
Granted	42	$51.10
Vested	(157)	$44.52
Forfeited	(91)	$43.66
Nonvested at September 30, 2013	685	$52.05

Each performance share unit represents the right to receive one share of our common stock based on our total stockholder return (“TSR”) and/or the achievement of certain financial performance targets during applicable performance periods. The number of shares reflected in the table above assumes the target number of performance share units will be earned.

The following table summarizes stock option activity during the three months ended September 30, 2013:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2013	4,483	$49.40
Granted	113	$51.26
Exercised	(12)	$28.40
Canceled	(7)	$49.19
Outstanding at September 30, 2013	4,577	$49.50	4.9	$28,671
Exercisable at September 30, 2013	1,455	$39.53	4.3	$20,645

Of the stock options outstanding at September 30, 2013, approximately 2.6 million are vested or expected to vest.

Cash received from the exercise of stock options was $0.3 million during the three months ended September 30, 2013. The intrinsic value of stock options exercised during the three months ended September 30, 2013 and 2012 totaled $0.3 million and $0.4 million, respectively.

Valuation of Share-Based Awards

We utilized the Black-Scholes option pricing model for estimating the grant date fair value of stock options with the following assumptions:

	Risk-Free Interest Rate	Expected Term (in years)	Weighted Average Expected Stock Price Volatility	Expected Dividend Yield	Weighted Average Per Share Grant Date Fair Value
Three Months Ended September 30, 2013	1.7%	4.7	27%	1.3%	$11.27
Three Months Ended September 30, 2012	0.6%	4.6	33%	1.2%	$10.54

We based the risk-free interest rates on the implied yield available on U.S. Treasury constant maturities in effect at the time of the grant with remaining terms equivalent to the respective expected terms of the options. Because we have a limited history of stock option exercises, we calculated the expected term of stock options as the average of the contractual term and the vesting period. We determined the expected volatility based on our historical stock price volatility over the expected term. The dividend yield is based on our quarterly dividend of $0.17 and $0.125 per share declared during the three months ended September 30, 2013 and 2012, respectively.

The weighted average grant date fair value of restricted stock units and performance share units granted during the three months ended September 30, 2013 and 2012, excluding performance share units that are earned based on our relative TSR, was $51.10 and $39.50, respectively, determined based on the market price of our common stock on the date of grant, which approximates the intrinsic value.

To estimate the grant date fair value of stock options and performance share units that are earned based on our relative TSR, we utilized a Monte-Carlo simulation model which simulates a range of our possible future stock prices and certain peer companies. Based on the Monte-Carlo simulation model, the grant date fair value of stock options and performance share units that are earned based on our relative TSR granted during the three months ended September 30, 2012 was $54.61 per share.

Share-Based Compensation Expense

Share-based compensation expense, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income, was $10.4 million and $4.0 million for the three months ended September 30, 2013 and 2012, respectively. At September 30, 2013, the estimated total remaining unamortized share-based compensation expense, net of forfeitures, was $69.3 million, which we expect to recognize over a weighted-average period of 3.1 years.

12.	Defined Benefit Pension Plans

Our foreign subsidiaries sponsor various defined benefit pension plans and individual defined benefit arrangements covering certain eligible employees. We base the benefits under these pension plans on years of service and compensation levels. Funding is limited to statutory requirements.

The components of net pension expense were as follows (in thousands):

	Three Months Ended September 30,
	2013	2012
Service cost — benefits earned during the period	$1,016	$975
Interest cost on projected benefits	844	807
Expected return on plan assets	(630)	(608)
Amortization of gain	199	100
Net pension expense	$1,429	$1,274

13.	Other (Income) Expense, Net

Other (income) expense, net consists of the following (in thousands):

	Three Months Ended September 30,
	2013	2012
Investment income	$(171)	$(120)
Foreign exchange losses	1,102	3,976
Gains on derivative instruments designated as hedges	(5,615)	(3,492)
Losses on derivative instruments not designated as hedges	5,107	—
Gain on asset sales	(2,799)	—
Loss on debt extinguishment (1)	3,145	—
Other (income) expense	(54)	34
Other expense, net	$715	$398

(1)	Represents the write-off of unamortized debt issuance costs associated with the repayment of the outstanding term loans under the Amended Credit Facility in July 2013 (Note 10).

14. Provision For Income Taxes

We recorded an income tax provision of $2.7 million and $1.7 million for the three months ended September 30, 2013 and 2012, respectively. The expected tax provision derived from applying the U.S. federal statutory rate to our pre-tax income for the three months ended September 30, 2013 differed from our recorded income tax provision primarily due to earnings in jurisdictions with lower income tax rates which are indefinitely reinvested, partially offset by an increase in U.S. permanent disallowed expenses.

Gross unrecognized tax benefits as of September 30, 2013 and June 30, 2013 were $12.8 million and $12.5 million, respectively. No significant interest and penalties have been accrued during the three months ended September 30, 2013.

Pursuant to the terms of the acquisition agreements, the sellers in our business combinations have indemnified us for all tax liabilities related to the pre-acquisition periods. We are liable for any tax assessments for the post-acquisition periods for our U.S. and foreign jurisdictions.

As of each reporting date, our management considers new evidence, both positive and negative, that could impact management’s view with regards to future realization of deferred tax assets.  As of September 30, 2013, management believes it is more-likely-than-not that all of our U.S. deferred tax assets will be realized.  All available evidence was considered, including our U.S. cumulative income position over the 12 quarters ended September 30, 2013.  However, as a result of the issuance of the 2021 Senior Notes, and the costs associated with the redemption of the 2018 Senior Notes, our U.S. taxable income may decrease in the future which could result in U.S cumulative losses over a 12 quarter period and reduce the weight given to subjective evidence such as projections for growth.

15.	Segment and Geographic Information

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

(in thousands)	EMEA	Americas	Corporate	Total
Three Months Ended September 30, 2013
Revenues	$121,963	$96,065	$—	$218,028
Income before provision for income taxes	47,760	23,842	(52,337)	19,265
Significant items included in income before provision for income taxes:
Depreciation and amortization	10,786	14,206	111	25,103
Interest expense	14	—	26,915	26,929
Capital expenditures	4,317	3,277	—	7,594
Total assets as of September 30, 2013	1,357,054	846,660	702,564	2,906,278
Total assets as of June 30, 2013	1,275,982	855,821	125,738	2,257,541
Three Months Ended September 30, 2012
Revenues	$110,092	$85,627	$—	$195,719
Income before provision for income taxes	40,696	31,201	(33,789)	38,108
Significant items included in income before provision for income taxes:
Depreciation and amortization	11,274	12,845	76	24,195
Interest expense	3	—	17,297	17,300
Capital expenditures	2,569	6,270	—	8,839

Geographic revenue information is based on the location of the customer and was as follows for the periods presented (in thousands):

	Europe *	United States	United Kingdom	Germany	All Other	Total
Three Months Ended September 30, 2013	67,117	71,512	26,871	23,966	28,562	218,028
Three Months Ended September 30, 2012	62,592	62,047	23,871	20,018	27,191	195,719
*    Excludes the United Kingdom and Germany.

16.	Subsequent Events

Quarterly Dividend
On November 6, 2013, we announced that the Audit Committee of our Board of Directors approved the payment of a quarterly cash dividend of $0.17 per share of outstanding common stock and per outstanding restricted stock unit. The Audit Committee of our Board of Directors also approved a quarterly stock dividend equivalent of $0.17 per outstanding restricted stock unit granted to certain of our executive officers since fiscal year 2011 in lieu of the cash dividend, which dividend equivalent will be paid to the restricted stock unit holders as the restricted stock unit vests. The dividends are payable on December 3, 2013 to stockholders and restricted stock unit holders of record at the close of business on November 20, 2013.

Senior Notes Issuance
On November 5, 2013, we issued additional 2021 Senior Notes in the aggregate principal amount of $510.0 million (the “Additional 2021 Senior Notes”) and issued senior unsecured notes due 2023 in the aggregate principal amount of $340.0 million (the “2023 Senior Notes”). The Additional 2021 Senior Notes, which were issued under the indenture governing the outstanding 2021 Senior Notes that were issued on July 2, 2013, were issued at an original issue price of 101.75% plus accrued interest from July 2, 2013.

The 2023 Senior Notes accrue interest at 6.125% per annum, payable semi-annually, and become due and payable on November 1, 2023. The 2023 Senior Notes include redemption provisions that allow us, at our option, to redeem all or a portion of the aggregate principal amount of the 2023 Senior Notes as follows:

•
At any time prior to November 1, 2016, we may redeem up to 35% of the aggregate principal amount of the 2023 Senior Notes at a redemption price equal to 106.125% of the principal amount of the notes redeemed, plus accrued and unpaid interest, if any, through the date of redemption.

•
At any time prior to November 1, 2018, we may redeem the 2023 Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes redeemed plus a premium and accrued and unpaid interest to the redemption date. The premium at the applicable redemption date is the greater of: (1) 1.0% of the then outstanding principal amount of the notes; or (2) the excess of: (a) the present value at such redemption date of the sum of the redemption price of the notes at November 1, 2018 plus all required interest payments due on the notes through November 1, 2018 (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate as of such redemption date plus 50 basis points; over (b) the then outstanding principal amount of the notes.

•
At any time on or after November 1, 2018, we may redeem the 2023 Senior Notes, in whole or in part, at the following redemption prices, plus accrued and unpaid interest, if any, through the date of redemption: (i) if the redemption occurs on or after November 1, 2018 but prior to November 1, 2019, the redemption price is 103.063% of the principal amount of the notes; (ii) if the redemption occurs on or after November 1, 2019 but prior to November 1, 2020, the redemption price is 102.042% of the principal amount of the notes; (iii) if the redemption occurs on or after November 1, 2020 but prior to November 1, 2021, the redemption price is 101.021% of the principal amount of the notes; and (iv) if the redemption occurs on or after November 1, 2021, the redemption price is 100.000% of the principal amount of the notes.

Upon the occurrence of a change of control, we are required to offer to redeem the 2023 Senior Notes at a redemption price equal to 101% of the principal amount of the notes redeemed, plus accrued and unpaid interest, if any, through the redemption date.

We will use the net proceeds from the issuance of the Additional 2021 Senior Notes and the 2023 Senior Notes of approximately $855.4 million, together with existing cash on hand, to redeem the outstanding senior unsecured notes due June 2018 (the “2018 Senior Notes”) in the aggregate principal amount of $850.0 million. Accordingly, on October 17, 2013, we issued a conditional notice of redemption to the holders of the 2018 Senior Notes informing them of our intention to redeem all of the outstanding $850.0 million aggregate principal amount of 2018 Senior Notes on or about November 18, 2013. The redemption price for the 2018 Senior Notes will be approximately $932.7 million, consisting of (i) the unpaid principal amount of the 2018 Senior Notes of $850.0 million, (ii) accrued unpaid interest through the redemption date of approximately $24.4 million, and (iii) a redemption premium of approximately $58.5 million. The redemption premium of approximately $58.5 million, as well as the remaining unamortized debt issuance costs related to the 2018 Senior Notes, net of the unamortized premium, of approximately $1.5 million, will be charged against earnings at the redemption date.

On November 5, 2013 and in contemplation of the redemption of the 2018 Senior Notes, we (i) deposited the redemption price into an account maintained by the trustee of the 2018 Senior Notes and (ii) satisfied and discharged all of our obligations under the indenture governing the 2018 Senior Notes

Share Repurchase Program
On October 17, 2013, we announced that our Board of Directors approved a new $200 million common share repurchase program effective through November 10, 2015. Shares of common stock may be purchased, from time to time, through an accelerated stock purchase agreement, on the open market or in privately negotiated transactions. We expect to fund the repurchases through cash on hand and future cash flow from operations. The new share repurchase program replaces our share repurchase program originally approved by our Board of Directors in November 2011 (Note 6).

Acquisition of Service Repair Solutions, Inc.
On October 3, 2013, we entered into an agreement with an entity majority owned by certain investment funds affiliated with Welsh, Carson, Anderson & Stowe (“WCAS”), pursuant to which we will acquire at least a 50% equity ownership interest in a newly-formed parent company of Service Repair Solutions, Inc. (“SRS”) for approximately $289 million in cash (the “SRS Acquisition”). The consummation of the SRS Acquisition is subject to customary closing conditions, including Hart-Scott-Rodino clearance, and is expected to be completed in the second quarter of fiscal year 2014.

We will have the right to acquire the remaining outstanding equity interests of SRS (the "Call Right") at a price, subject to certain adjustments, equal to the greater of (a) a specified multiple of WCAS’s cost basis of such equity interests, and (b) a per share equity value based on a specified multiple of SRS’s trailing twelve month EBITDA, as defined in the agreement (the “TTM EBITDA”).

WCAS will have the right to require that we purchase their equity interests in SRS up to four times per year, subject to an annual cap of $250 million and a $25 million per exercise minimum (the “WCAS Annual Put Right”) at a price based on the TTM EBITDA. In addition, WCAS will have additional rights to require that we purchase either half or all (depending on the triggering event) of their equity interests of SRS at a price, subject to certain adjustments, equal to a specified multiple of WCAS’s cost basis of such equity interests (the “WCAS Special Put Right”). The triggering events for the WCAS Special Put Right include, among others, a drop in the corporate credit rating of Solera below certain specified levels or if SRS is required to become a guarantor of any of the indebtedness of Solera or its subsidiaries (other than SRS) or at any time beginning on August 1, 2018 and ending on the earlier of (x) December 31, 2018 and (y) the consummation of any WCAS Annual Put Right after August 1, 2018.

Upon closing of our acquisition of SRS, we will have control of SRS as defined by accounting principles generally accepted in the United States and therefore will consolidate its assets, liabilities, and financial results from the closing date.

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

The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2013 filed with the SEC on August 23, 2013. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

All percentage amounts and ratios were calculated using the underlying data in whole dollars and may reflect rounding adjustments. Operating results for the three months ended September 30, 2013 are not necessarily indicative of the results that may be expected for any future period. We describe the effects on our results that are attributed to the change in foreign currency exchange rates by measuring the incremental difference between translating the current and prior period results at the monthly average rates for the same period from the prior year.

Overview of the Business

We are the leading global provider of software and services to the automobile insurance claims processing and decision support industries. At the core of our software and services are our proprietary databases, each of which has been adapted to our local markets. We also provide products and services that complement our insurance claims processing software and services and extend beyond our core offerings. These products and services include used vehicle validation, fraud detection software and services, disposition of salvage vehicles and data and analytics services used by automotive property and casualty insurers in the U.S. Our automobile insurance claims processing customers include insurance companies, collision repair facilities, independent assessors and automotive recyclers.

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

We serve over 120,000 customers and are active in over 65 countries across six continents with approximately 2,800 employees. Our customers include more than 4,000 automobile insurance companies, 60,500 collision repair facilities, 12,500 independent assessors and 43,000 automotive recyclers, auto dealers and others. We derive revenues from many of the world’s largest automobile insurance companies, including the ten largest automobile insurance companies in Europe and eight of the ten largest automobile insurance companies in North America.

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

The table below sets forth our revenues by reportable segment and as a percentage of our total revenues for the periods indicated (dollars in millions):

	Three Months Ended September 30,
	2013		2012
EMEA	$122.0	56.0%	$110.1	56.3%
Americas	96.0	44.0	85.6	43.7
Total	$218.0	100.0%	$195.7	100.0%

For the three months ended September 30, 2013, the United States, the United Kingdom and Germany were the only countries that individually represented more than 10% of our total revenues.

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

Acquisition and related costs

Acquisition and related costs include legal and other professional fees and other transaction costs associated with completed and contemplated business combinations and asset acquisitions, costs associated with integrating acquired businesses, including costs incurred to eliminate workforce redundancies and for product rebranding, and other charges incurred as a direct result of our acquisition efforts. These other charges include changes to the fair value of contingent purchase consideration, acquired assets and assumed liabilities subsequent to the completion of the purchase price allocation, purchase consideration that is deemed to be compensatory in nature, incentive compensation arrangements with continuing employees of acquired companies and gains and losses resulting from the settlement of a pre-existing contractual relationship with an acquiree as a result of the applicable acquisition. Acquisition and related costs also include the legal and other professional fees associated with the Federal Trade Commission's investigation of our acquisition of Actual Systems and the divestiture of Actual Systems' U.S. and Canadian businesses.

Interest expense

Interest expense consists primarily of interest on our debt and amortization of related debt issuance costs.

Other (income) expense, net

Other (income) expense, net consists of foreign exchange gains and losses on notes receivable and notes payable to affiliates, changes in the fair value of derivative instruments, losses on debt extinguishment, investment income and other miscellaneous income and expense.

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

Foreign currency. During the three months ended September 30, 2013 and 2012, we generated approximately 67% and 68%, respectively, of our revenues and incurred a majority of our costs, in currencies other than the U.S. dollar, primarily the

Euro. We translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period for our consolidated statement of income and certain components of stockholders’ equity and the exchange rate at the end of that period for the consolidated balance sheet. These translations resulted in foreign currency translation adjustments of $29.3 million and $16.3 million for the three months ended September 30, 2013 and 2012, respectively, which are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction (income) losses recognized in our consolidated statements of income were $(4.5) million and $0.5 million during the three months ended September 30, 2013 and 2012, respectively.

Exchange rates between most of the major foreign currencies we use to transact our business and the U.S. dollar have fluctuated significantly over the last few years and we expect that they will continue to fluctuate during fiscal year 2014. The majority of our revenues and costs are denominated in Euros, Pound Sterling, Swiss francs, Canadian dollars and other foreign currencies. The following table provides the average quarterly exchange rates for the Euro and Pound Sterling since the beginning of fiscal year 2013:

Period	Average Euro-to-U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2012	$1.25	$1.58
Quarter ended December 31, 2012	1.30	1.61
Quarter ended March 31, 2013	1.32	1.55
Quarter ended June 30, 2013	1.31	1.54
Quarter ended September 30, 2013	1.32	1.55

During the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, the movement of the U.S. dollar against most major foreign currencies we use to transact our business was mixed. Relative to the Euro, the average U.S. dollar weakened by 5.9%, which increased our revenues and expenses for the three months ended September 30, 2013 relating to the Euro markets in which we transact business. In contrast, the average U.S. dollar strengthened versus the Pound Sterling by 1.9%, which decreased our revenues and expenses for the three months ended September 30, 2013 relating to the United Kingdom. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in an increase or decrease, as the case may be, to our revenues of $7.3 million during the three months ended September 30, 2013.

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

Share-based compensation expense. We incurred pre-tax, non-cash share-based compensation charges of $10.4 million and $4.0 million for the three months ended September 30, 2013 and 2012, respectively. We expect to recognize additional pre-tax, non-cash share-based compensation charges related to share-based awards outstanding at September 30, 2013, the estimated total remaining unamortized share-based compensation expense, net of forfeitures, was $69.3 million, which we expect to recognize over a weighted-average period of 3.1 years.

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

Results of Operations

Our results of operations include the results of operations of acquired companies from the date of the respective acquisitions.

The table below sets forth statement of income data, including the amount and percentage changes for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2013	2012	Change
	$	$	$	%
Revenues	218,028	195,719	22,309	11.4
Cost of revenues:
Operating expenses	49,751	42,340	7,411	17.5
Systems development and programming costs	19,572	17,857	1,715	9.6
Total cost of revenues (excluding depreciation and amortization)	69,323	60,197	9,126	15.2
Selling, general & administrative expenses	65,107	50,909	14,198	27.9
Depreciation and amortization	25,103	24,195	908	3.8
Restructuring charges, asset impairments and other costs associated with exit and disposal activities	391	1,454	(1,063)	(73.1)
Acquisition and related costs	11,195	3,158	8,037	254.5
Interest expense	26,929	17,300	9,629	55.7
Other expense, net	715	398	317	79.6
	198,763	157,611	41,152	26.1
Income before provision for income taxes	19,265	38,108	(18,843)	(49.4)
Income tax provision	2,696	1,697	999	58.9
Net income	16,569	36,411	(19,842)	(54.5)
Less: Net income attributable to noncontrolling interests	2,878	2,770	108	3.9
Net income attributable to Solera Holdings, Inc.	13,691	33,641	(19,950)	(59.3)

The table below sets forth our statement of income data expressed as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,
	2013	2012
Revenues	100.0%	100.0%
Cost of revenues:
Operating expenses	22.8	21.6
Systems development and programming costs	9.0	9.1
Total cost of revenues (excluding depreciation and amortization)	31.8	30.8
Selling, general & administrative expenses	29.9	26.0
Depreciation and amortization	11.5	12.4
Restructuring charges, asset impairments and other costs associated with exit and disposal activities	0.2	0.7
Acquisition and related costs	5.1	1.6
Interest expense	12.4	8.8
Other expense, net	0.3	0.2
	91.2	80.5
Income before provision for income taxes	8.8	19.5
Income tax provision	1.2	0.9
Net income	7.6	18.6
Less: Net income attributable to noncontrolling interests	1.3	1.4
Net income attributable to Solera Holdings, Inc.	6.3%	17.2%

Revenues

Three Months Ended September 30, 2013 vs. Three Months Ended September 30, 2012. During the three months ended September 30, 2013, revenues increased $22.3 million, or 11.4%. After adjusting for changes in foreign currency exchange rates, revenues increased $20.5 million, or 10.5%, during the three months ended September 30, 2013 due to revenue growth in both our EMEA and Americas segments.

Our EMEA revenues increased $11.9 million, or 10.8%, to $122.0 million. After adjusting for changes in foreign currency exchange rates, EMEA revenues increased $8.5 million, or 7.7%, during the three months ended September 30, 2013 resulting from growth in transaction revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers, and incremental revenue contributions from recently-acquired businesses.

Our Americas revenues increased $10.4 million, or 12.2%, to 96.0 million. After adjusting for changes in foreign currency exchange rates, Americas revenues increased $12.0 million, or 14.0%, during the three months ended September 30, 2013 resulting from incremental revenue contributions from recently-acquired businesses, revenue growth in our AudaExplore re-underwriting business due to an increase in drivers and households monitored, and growth in transaction and subscription revenues from sales to new customers and increased transaction volume from and sales of new software and services to new and existing customers in Latin America and Canada, offset by a decline in revenue in our AudaExplore claims-related business due to the non-renewal of a customer agreement with a top U.S. insurance company, as previously announced in December 2011, that completed its transition to a new provider in December 2012.

We expect AudaExplore to continue to expand its Explore re-underwriting offerings into additional U.S. states, and we expect AudaExplore's revenues to increase in connection with this expansion.

Set forth below are revenues from each of our principal customer categories and as a percentage of revenues for the periods indicated (dollars in millions):

	Three Months Ended September 30,
	2013		2012
Insurance companies	$94.8	43.5%	$88.7	45.3%
Collision repair facilities	68.9	31.6	64.4	32.9
Independent assessors	19.8	9.1	17.6	9.0
Automotive recyclers, salvage and others	34.5	15.8	25.0	12.8
Total	$218.0	100.0%	$195.7	100.0%

Revenue growth for each of our customer categories was as follows:

	Three Months Ended September 30, 2013
(dollars in millions)	Revenue Growth	Percentage Change
Insurance companies	$6.1	6.9%
Collision repair facilities	4.5	7.1
Independent assessors	2.2	12.8
Automotive recyclers, salvage and others	9.5	37.3
Total	$22.3	11.4%

Revenue growth for each of our customer categories after adjusting for changes in foreign currency exchange rates was as follows:

	Three Months Ended September 30, 2013
(dollars in millions)	Revenue Growth	Percentage Change
Insurance companies	$5.8	6.6%
Collision repair facilities	3.6	5.7
Independent assessors	1.5	8.7
Automotive recyclers, salvage and others	9.6	37.8
Total	$20.5	10.5%

The increase in revenues from automotive recyclers, salvage and others during the three months ended September 30, 2013 is primarily due to revenue contributions from recently-acquired businesses.

Operating expenses

Three Months Ended September 30, 2013 vs. Three Months Ended September 30, 2012. During the three months ended September 30, 2013, operating expenses increased $7.4 million, or 17.5%. After adjusting for changes in foreign currency exchange rates, operating expenses increased $7.0 million, or 16.6%, during the three months ended September 30, 2013 primarily due to an increase in operating expenses in our Americas and EMEA segments.

Our EMEA operating expenses increased $3.0 million, or 14.9%. After adjusting for changes in foreign currency exchange rates, EMEA operating expenses increased $2.4 million, or 11.9%, during the three months ended September 30, 2013 primarily due to incremental operating expenses contributions from recently-acquired businesses, mainly personnel related expenses.

Our Americas operating expenses increased $4.4 million or 20.2%. After adjusting for changes in foreign currency exchange rates, Americas operating expenses increased $4.6 million, or 21.2%, during the three months ended September 30, 2013 primarily due to incremental operating expenses contributions from recently-acquired businesses, mainly personnel related expenses and purchased data costs, and an increase in the costs of data purchased from state departments of motor vehicles consistent with the revenue growth in our AudaExplore re-underwriting business.

We expect AudaExplore's operating expenses, primarily relating to costs for data utilized in Explore's re-underwriting offerings, to increase in absolute dollars as AudaExplore expands its offerings into additional U.S. states.

Systems development and programming costs

Three Months Ended September 30, 2013 vs. Three Months Ended September 30, 2012. During the three months ended September 30, 2013, systems development and programming costs (“SD&P”) increased $1.7 million, or 9.6%. After adjusting for changes in foreign currency exchange rates, SD&P increased $1.4 million, or 7.7%, during the three months ended September 30, 2013 primarily due to an increase in SD&P expenses in our Americas segment.

Our EMEA SD&P increased $0.1 million, or 0.9%. After adjusting for changes in foreign currency exchange rates, EMEA SD&P decreased $0.3 million, or 2.6%, during the three months ended September 30, 2013 primarily due to a decrease in external programming costs resulting from ongoing expense reduction initiatives.

Our Americas SD&P increased $1.6 million, or 23.1%. After adjusting for changes in foreign currency exchange rates, Americas SD&P increased $1.7 million, or 23.6%, during the three months ended September 30, 2013 primarily due to incremental SD&P contributions from recently-acquired businesses, mainly personnel related expenses, and an increase in personnel related expenses resulting from increased investment in new product development at AudaExplore.

Selling, general and administrative expenses

Three Months Ended September 30, 2013 vs. Three Months Ended September 30, 2012. During the three months ended September 30, 2013, selling, general and administrative expenses (“SG&A”) increased $14.2 million, or 27.9%. After adjusting for changes in foreign currency exchange rates, SG&A increased $13.9 million, or 27.4%, primarily due to a $6.4 million increase in stock-based compensation expense, incremental SG&A contributions from recently-acquired businesses of $2.3 million, a $1.7 million increase in professional fees, a $1.4 million increase in personnel related expenses in our EMEA and Americas segments due to continued growth in our business and a $2.1 million increase in bad debt expense and other administrative expenses.

Notwithstanding the impact of fluctuations in the value of the U.S. dollar versus certain foreign currencies in which we transact business, we expect SG&A to continue to increase in the future in absolute dollars as we continue to expand our business into new markets, incur costs related to acquisitions and continue to incur costs associated with being a public company.

Depreciation and amortization

Three Months Ended September 30, 2013 vs. Three Months Ended September 30, 2012. During the three months ended September 30, 2013, depreciation and amortization increased by $0.9 million, or 3.8%. After adjusting for changes in foreign currency exchange rates, depreciation and amortization increased $0.7 million, or 2.9% for the three months ended September 30, 2013 primarily due to the additional intangibles amortization expense associated with recently-acquired businesses, partially offset by the continued decrease in amortization expense related to the intangible assets acquired in the CSG Acquisition and the acquisition of Explore since these intangible assets are being amortized on an accelerated basis.

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

Restructuring charges, asset impairments and other costs associated with exit and disposal activities

Three Months Ended September 30, 2013 vs. Three Months Ended September 30, 2012. During the three months ended September 30, 2013 and 2012, we incurred restructuring charges, asset impairments and other costs associated with exit and disposal activities of $0.4 million and $1.5 million, respectively.

The restructuring charges, asset impairments and other costs associated with exit and disposal activities incurred during the three months ended September 30, 2013 and 2012, respectively, consist primarily of employee termination benefits related to ongoing restructuring initiatives. The remaining unpaid restructuring charges incurred under these restructuring plans are expected to be paid in fiscal year 2014.

We expect to incur additional restructuring charges in future years as we continue to undertake additional efforts to improve efficiencies in our business.

Acquisition and related costs

Three Months Ended September 30, 2013 vs. Three Months Ended September 30, 2012. We incurred acquisition and related costs of $11.2 million and $3.2 million, during the three months ended September 30, 2013 and 2012, respectively.

Acquisition and related costs incurred during the three months ended September 30, 2013 and 2012 consist primarily of legal and professional fees incurred in connection with completed and contemplated business combinations of $2.6 million and $1.4 million, respectively, and contingent purchase consideration that is deemed compensatory in nature and other costs associated with completed acquisitions of $8.6 million and $1.8 million, respectively.

We expect to incur additional acquisition and related costs in future years as we continue to pursue potential business combinations and asset acquisitions as part of our plan to grow our business.

Interest expense

Three Months Ended September 30, 2013 vs. Three Months Ended September 30, 2012. During the three months ended September 30, 2013, interest expense increased $9.6 million due to interest expense related to the 2021 Senior Notes issued in July 2013.

We expect that our annual interest expense will increase in fiscal year 2014 as a result of the interest on the 2021 Senior Notes issued in July 2013, and the Additional 2021 Senior Notes issued and the 2023 Senior Notes issued on November 5, 2013.

Other (income) expense, net

Three Months Ended September 30, 2013 vs. Three Months Ended September 30, 2012. During the three months ended September 30, 2013, other expense, net increased $0.3 million due primarily to a $3.1 million loss on debt extinguishment and a $3.0 million decrease in net gains on derivative instruments, partially offset by a $2.9 million decrease in net foreign currency transaction losses on transactions denominated in a currency other than the functional currency of the local company, a $2.8 million gain from asset sales and a $0.1 million increase in investment income.

Income tax provision

Three Months Ended September 30, 2013 vs. Three Months Ended September 30, 2012. During the three months ended September 30, 2013 and 2012, we recorded an income tax provision of $2.7 million and $1.7 million, respectively, which resulted in an effective tax rate of 14.0% and 4.5%, respectively. The increase in the effective tax rate is primarily due to the tax benefit recognized during the three months ended September 30, 2012 associated with the release of the $11.5 million valuation allowance on our Netherlands deferred tax assets resulting from a tax law change.

Our effective tax rate for the three months ended September 30, 2013 is not necessarily indicative of the effective tax rate that may be expected for fiscal year 2014.

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

As of September 30, 2013, management believes it is more-likely-than-not that all of our U.S. net deferred tax assets will be realized. However, we may not be able to generate sufficient future taxable income to fully realize our deferred tax assets. If we are unable to generate sufficient taxable income prior to the expiration of our foreign tax credits such that the credits expire unused, we will not be able to fully realize the recorded amount of the net deferred tax asset. Our projections of future taxable income required to fully realize the recorded amount of the net deferred tax asset reflect numerous assumptions about our operating business and investments, and are subject to change as conditions change to our business, investments, or the general economic environment. Adverse changes could result in the need to record a deferred tax asset valuation allowance resulting in a charge to results of operations and a decrease to total stockholders’ equity.

Liquidity and Capital Resources

Our principal sources of cash have included cash generated from operations, proceeds from our May 2007 initial public offering and our November 2008 secondary public stock offering, borrowings under our senior secured credit facilities and the proceeds from the issuance of the 2018 Senior Notes and the 2021 Senior Notes. Our principal uses of cash have been, and we expect them to continue to be, for business combinations, debt service, dividends, stock repurchases, capital expenditures and working capital.

In July 2013, we issued the 2021 Senior Notes in the aggregate principal amount of $850 million, resulting in net proceeds of $846.0 million. The 2021 Senior Notes accrue interest at 6.000% per annum, payable semi-annually, and become due and payable on June 15, 2021. We used $289.5 million of the net proceeds from the issuance of the 2021 Senior Notes to repay in full all of the outstanding term loans under our Amended and Restated First Lien Credit and Guaranty Agreement (the “Amended Credit Facility”), including accrued unpaid interest through the repayment date. Upon repayment of the outstanding term loans, the Amended Credit Facility was terminated. In addition, as a result of the repayment of the terms loans under the Amended Credit Facility, we terminated the two pay fixed / receive fixed interest rate swaps that were outstanding at June 30, 2013.

We intend to use the remainder of the net proceeds for working capital and other general corporate purposes, including strategic initiatives such as future acquisitions, joint ventures, investments or other business development opportunities.

The 2021 Senior Notes include redemption provisions that allow us, at our option, to redeem all or a portion of the aggregate principal amount of the 2021 Senior Notes as follows:

•
At any time prior to June 15, 2016, we may redeem up to 35% of the aggregate principal amount of the 2021 Senior Notes at a redemption price equal to 106.000% of the principal amount of the notes redeemed, plus accrued and unpaid interest, if any, through the date of redemption.

•
At any time prior to June 15, 2017, we may redeem the 2021 Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes redeemed plus a premium and accrued and unpaid interest to the redemption date. The premium at the applicable redemption date is the greater of: (1) 1.0% of the then outstanding principal amount of the notes; or (2) the excess of: (a) the present value at such redemption date of the sum of the redemption price of the notes at June 15, 2017 plus all required interest payments due on the notes through June 15, 2017 (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate as of such redemption date plus 50 basis points; over (b) the then outstanding principal amount of the notes.

•
At any time on or after June 15, 2017, we may redeem the 2021 Senior Notes, in whole or in part, at the following redemption prices, plus accrued and unpaid interest, if any, through the date of redemption: (i) if the redemption occurs on or after June 15, 2017 but prior to June 15, 2018, the redemption price is 103.000% of the principal amount of the notes; (ii) if the redemption occurs on or after June 15, 2018 but prior to June 15, 2019, the redemption price is 101.500% of the principal amount of the notes; and (iii) if the redemption occurs on or after June 15, 2019, the redemption price is 100.000% of the principal amount of the notes.

Upon the occurrence of a change of control, we are required to offer to redeem the 2021 Senior Notes at a redemption price equal to 101% of the principal amount of the notes redeemed, plus accrued and unpaid interest, if any, through the redemption date.

The 2021 Senior Notes contain certain covenants including, among others, restrictions related to dividends, distributions, repurchases of equity, prepayments of debt or additional indebtedness, investments; liens on assets; mergers with another company, dispositions of assets, and transactions with affiliates. We are in compliance with the specified financial covenants of the 2021 Senior Notes at September 30, 2013.

On November 5, 2013, we issued the Additional 2021 Senior Notes in the aggregate principal amount of $510.0 million and issued the 2023 Senior Notes in the aggregate principal amount of $340.0 million. The Additional 2021 Senior Notes, which were issued under the indenture governing the outstanding 2021 Senior Notes that were issued on July 2, 2013, were issued at an original issue price of 101.75% plus accrued interest from July 2, 2013.

The 2023 Senior Notes accrue interest at 6.125% per annum, payable semi-annually, and become due and payable on November 1, 2023. The 2023 Senior Notes include redemption provisions that allow us, at our option, to redeem all or a portion of the aggregate principal amount of the 2023 Senior Notes as follows:

•
At any time prior to November 1, 2016, we may redeem up to 35% of the aggregate principal amount of the 2023 Senior Notes at a redemption price equal to 106.125% of the principal amount of the notes redeemed, plus accrued and unpaid interest, if any, through the date of redemption.

•
At any time prior to November 1, 2018, we may redeem the 2023 Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes redeemed plus a premium and accrued and unpaid interest to the redemption date. The premium at the applicable redemption date is the greater of: (1) 1.0% of the then outstanding principal amount of the notes; or (2) the excess of: (a) the present value at such redemption date of the sum of the redemption price of the notes at November 1, 2018 plus all required interest payments due on the notes through November 1, 2018 (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate as of such redemption date plus 50 basis points; over (b) the then outstanding principal amount of the notes.

•
At any time on or after November 1, 2018, we may redeem the 2023 Senior Notes, in whole or in part, at the following redemption prices, plus accrued and unpaid interest, if any, through the date of redemption: (i) if the redemption occurs on or after November 1, 2018 but prior to November 1, 2019, the redemption price is 103.063% of the principal amount of the notes; (ii) if the redemption occurs on or after November 1, 2019 but prior to November 1, 2020, the redemption price is 102.042% of the principal amount of the notes; (iii) if the redemption occurs on or after November 1, 2020 but prior to November 1, 2021, the redemption price is 101.021% of the principal amount of the notes; and

(iv) if the redemption occurs on or after November 1, 2021, the redemption price is 100.000% of the principal amount of the notes.

Upon the occurrence of a change of control, we are required to offer to redeem the 2023 Senior Notes at a redemption price equal to 101% of the principal amount of the notes redeemed, plus accrued and unpaid interest, if any, through the redemption date.

We intend to use the net proceeds from the issuance of the Additional 2021 Senior Notes and the 2023 Senior Notes of approximately $855.4 million, together with existing cash on hand, to redeem the outstanding 2018 Senior Notes in the aggregate principal amount of $850.0 million. Accordingly, on October 17, 2013, we issued a conditional notice of redemption to the holders of the 2018 Senior Notes informing them of our intention to redeem all of the outstanding $850.0 of 2018 Senior Notes on or about November 18, 2013. The redemption price for the 2018 Senior Notes will be approximately $932.7 million, consisting of (i) the unpaid principal amount of the 2018 Senior Notes of $850.0 million, (ii) accrued unpaid interest through the redemption date of approximately $24.4 million, and (iii) a redemption premium of approximately $58.5 million.

On October 3, 2013, we entered into an agreement with an entity majority owned by certain investment funds affiliated with WCAS, pursuant to which we will acquire at least a 50% equity ownership interest in a newly-formed parent company of SRS for approximately $289 million in cash. The consummation of the SRS Acquisition is subject to customary closing conditions, including Hart-Scott-Rodino clearance, and is expected to be completed in the second quarter of fiscal year 2014.

We will have the right to acquire the remaining outstanding equity interests of SRS at a price, subject to certain adjustments, equal to the greater of (a) a specified multiple of WCAS’s cost basis of such equity interests, and (b) a per share equity value based on a specified multiple of SRS’s TTM EBITDA.

WCAS will have the right to require that we purchase their equity interests in SRS up to four times per year, subject to an annual cap of $250 million and a $25 million per exercise minimum (the “WCAS Annual Put Right”) at a price based on the TTM EBITDA. In addition, WCAS will have additional rights to require that we purchase either half or all (depending on the triggering event) of their equity interests of SRS at a price, subject to certain adjustments, equal to a specified multiple of WCAS’s cost basis of such equity interests (the “WCAS Special Put Right”). The triggering events for the WCAS Special Put Right include, among others, a drop in the corporate credit rating of Solera below certain specified levels or if SRS is required to become a guarantor of any of the indebtedness of Solera or its subsidiaries (other than SRS) or at any time beginning on August 1, 2018 and ending on the earlier of (x) December 31, 2018 and (y) the consummation of any WCAS Annual Put Right after August 1, 2018.

Upon closing of our acquisition of SRS, we will have control of SRS as defined by accounting principles generally accepted in the United States and therefore will consolidate its assets, liabilities, and financial results from the closing date.

In April 2012, in order to mitigate the variability of the Euro-denominated cash flows associated with two intercompany loans, we entered into two pay fixed Euros / received fixed U.S. dollar cross-currency swaps in the aggregate notional amount of €109.0 million. We pay Euro fixed coupon payments at 6.99% and receive U.S. dollar fixed coupon payments at 6.75% on the notional amount. The maturity date of the swaps is June 15, 2018.

In September 2013, in order to hedge our exposure to variability in the Euro-denominated cash flows associated with two intercompany loans, we entered into two pay floating Euros / received floating U.S. dollar cross-currency swaps in the aggregate notional amount of €141.1 million. We pay Euro floating coupon payments at 6-month EURIBOR plus 35 basis points and receive U.S. dollar floating coupon payments at 6-month LIBOR on the notional amount. The maturity date of the swaps is June 15, 2018.

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

In November 2011, our Board of Directors approved a share repurchase program for up to a total of $180 million of our common stock through November 10, 2013. Share repurchases are made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. The repurchase program does not require us to purchase any specific number or amount of shares, and the timing and amount of such purchases will be determined by management based upon market conditions and other factors. In addition, the program may be amended or terminated at the discretion of our Board of Directors. During three months ended September 30, 2013, we purchased 0.1 million shares for $5.1 million. Through September 30, 2013, we have repurchased 2.9 million shares for $136.6 million under the share repurchase program.

On October 17, 2013, we announced that our Board of Directors approved a new $200 million common share repurchase program effective through November 10, 2015. Shares of common stock may be purchased, from time to time, through an accelerated stock purchase agreement, on the open market or in privately negotiated transactions. We expect to fund the repurchases through cash on hand and future cash flow from operations. The new share repurchase program replaces our share repurchase program originally approved by our Board of Directors in November 2011.

On September 17, 2013, we paid a quarterly cash dividend with a value of $0.17 per outstanding share of common stock and per outstanding restricted stock unit to our stockholders and restricted stock unit holders of record on September 5, 2013. The aggregate dividend payment for the three months ended September 30, 2013 was $11.8 million. On November 6, 2013, we announced that the Audit Committee of our Board of Directors approved the payment of a quarterly cash dividend of $0.17 per outstanding share of common stock and per outstanding restricted stock unit. The Audit Committee of our Board of Directors also approved a quarterly stock dividend equivalent of $0.17 per outstanding restricted stock unit granted to certain of our executive officers since fiscal year 2011 in lieu of the cash dividend, which dividend equivalent will be paid to the restricted stock unit holders as the restricted stock unit vests. The dividends are payable on December 3, 2013 to stockholders and restricted stock unit holders of record at the close of business on November 20, 2013. Any determination to pay dividends in future periods will be at the discretion of our Board of Directors. The indenture governing our senior unsecured notes include restrictions on our ability to pay dividends on our common stock.

As of September 30, 2013 we had cash and cash equivalents of $1.1 billion. At September 30, 2013, our total current and long-term debt obligations were $1.7 billion, consisting of $850.0 million related to the 2018 Senior Notes and $850.0 million related to the 2021 Senior Notes. After giving effect to the issuance of the Additional 2021 Senior Notes and the 2023 Senior Notes, as well as the contemplated redemption of the 2018 Senior Notes, our indebtedness, including current maturities, will be $1.7 billion, of which $1.36 billion matures in June 2021 and $340.0 million matures in November 2023.

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

The following summarizes our primary sources and uses of cash in the periods presented (in millions):

	Three Months Ended September 30,
	2013	2012	Change
Operating activities	$84.0	$68.2	$15.8
Investing activities	(20.0)	(16.7)	(3.3)
Financing activities	537.3	(20.8)	558.1

Operating activities. The $15.8 million increase in cash provided by operating activities was primarily attributable to changes in working capital.

Investing activities. The $3.3 million increase in cash used in investing activities was primarily attributable to an increase in acquisitions of businesses, net of cash acquired and proceeds from sale of business, of $3.3 million, due to the acquisition of two businesses during fiscal year 2014 to date.

Financing activities. The $558.1 million increase in cash provided by financing activities was primarily attributable to the proceeds from the issuance of the 2021 Senior Notes in July 2013, net of the repayment of the outstanding term loans under the Amended Credit Facility, of $556.7 million.

Off-Balance Sheet Arrangements and Related Party Transactions

As of September 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Certain minority stockholders of our international subsidiaries are also commercial purchasers and users of our software and services. Revenue transactions with all of the individual minority stockholders in the aggregate were less than 10% of our consolidated revenue for the three months ended September 30, 2013 and 2012, respectively, and aggregate accounts receivable from the minority stockholders represent less than 10% of consolidated accounts receivable at September 30, 2013 and June 30, 2013, respectively.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in our consolidated financial statements. On an ongoing basis, we evaluate estimates. We base our estimates on historical experiences and assumptions which we believe to be reasonable under the circumstances. These estimates form the basis for our judgments that affect the amounts reported in the consolidated financial statements. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 to our audited consolidated financial statements for the year ended June 30, 2013 and our critical accounting policies are more fully described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each of which are included in our Annual Report on Form 10-K for the year ended June 30, 2013 filed with the SEC on August 23, 2013. There have been no significant changes in our critical accounting policies and estimates during the three months ended September 30, 2013.

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

Exchange rates between most of the major foreign currencies we use to transact our business and the U.S. dollar have fluctuated significantly over the last few years and we expect that they will continue to fluctuate. The majority of our revenues and costs are denominated in Euros, Pound Sterling, Swiss francs, Canadian dollars and other foreign currencies. The following table provides the average quarterly exchange rates for the Euro and Pound Sterling since the beginning of fiscal year 2013:

Period	Average Euro-to-U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2012	$1.25	$1.58
Quarter ended December 31, 2012	1.30	1.61
Quarter ended March 31, 2013	1.32	1.55
Quarter ended June 30, 2013	1.31	1.54
Quarter ended September 30, 2013	1.32	1.55

During the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, the movement of the U.S. dollar against most major foreign currencies we use to transact our business was mixed. Relative to the Euro, the average U.S. dollar weakened by 5.9%, which increased our revenues and expenses for the three months ended September 30, 2013 relating to the Euro markets in which we transact business. In contrast, the average U.S. dollar strengthened versus the Pound Sterling by 1.9%, which decreased our revenues and expenses for the three months ended September 30, 2013 relating to the United Kingdom. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in an increase or decrease, as the case may be, to our revenues of $7.3 million during the three months ended September 30, 2013.

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

In September 2013, in order to hedge our exposure to variability in the Euro-denominated cash flows associated with two intercompany loans, we entered into two pay floating Euros / received floating U.S. dollar cross-currency swaps in the aggregate notional amount of €141.1 million. These cross-currency swaps were not designated as hedges at inception. We recognize the change in the fair value of the swaps in other (income) expense, net in our consolidated statements of income.

During the three months ended September 30, 2013 and 2012, we recognized net foreign currency transaction (income) losses in our consolidated statements of income of $(4.5) million and $0.5 million, respectively.

Interest Rate Risk

Our outstanding long-term debt as of September 30, 2013 consists entirely of senior unsecured notes that bear interest at a fixed interest rate. Accordingly, we are not subject to interest rate risk.

ITEM 4.	CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures and, based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

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

Changes in Internal Controls

We did not identify any changes in our internal control over financial reporting that occurred during the first quarter of fiscal year 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We derive a substantial portion of our revenues from sales to large insurance companies and collision repair facilities that have relationships with these insurance companies. During the three months ended September 30, 2013, we derived 17.7% of our revenues from our ten largest insurance company customers. The largest three of these customers accounted for 2.9%, 2.7%, and 2.5%, respectively, of our revenues during the three months ended September 30, 2013. A loss of one or more of these customers would result in a significant decrease in our revenues, including the business generated by collision repair facilities associated with those customers. Furthermore, many of our arrangements with European customers are terminable by them on short notice or at any time. In addition, disputes with customers may lead to delays in payments to us, terminations of agreements or litigation. Additional terminations or non-renewals of customer contracts or reductions in business from our large customers would harm our business, financial condition and results of operations.

Our industry is highly competitive, and our failure to compete effectively could result in a loss of customers and market share, which could harm our revenues and operating results.

The markets for our automobile insurance claims processing software and services are highly competitive. In the United
States, our principal competitors are CCC Information Services Group Inc. and Mitchell International Inc. In Europe, our principal competitors are EurotaxGlass’s Group, DAT GmbH and GT Motive Einsa Group. Mitchell International recently consummated a strategic relationship with GT Motive Einsa Group, including an equity investment. We also encounter regional or country-specific competition in the markets for automobile insurance claims processing software and services and our other products and services. For example Experian® is our principal competitor in the United Kingdom in the vehicle validation market, car.tv is our principal competitor in Germany in the online salvage vehicle disposition market and ChoicePoint is our principal competitor in the United States in the automobile reunderwriting solutions market. If one or more of our competitors develop software or services that are superior to ours or are more effective in marketing their software or services, our market share could decrease, thereby reducing our revenues. In addition, if one or more of our competitors retain existing or attract new customers for which we have developed new software or services, we may not realize expected revenues from these new offerings, thereby reducing our profitability.

Some of our current or future competitors may have or develop closer customer relationships, , have or develop additional solutions we do not have that our customers may desire, develop stronger brands, have greater access to capital, lower cost structures and/or more attractive system design and operational capabilities than we have. Consolidation within our industry could result in the formation of competitors with substantially greater financial, management or marketing resources than we have, and such competitors could utilize their substantially greater resources and economies of scale in a manner that affects our ability to compete in the relevant market or markets. As a result of consolidation, our competitors may be able to adapt more quickly to new technologies and customer needs, devote greater resources to promoting or selling their products and services, initiate and withstand substantial price competition, expand into new markets, hire away our key employees, change or limit access to key information and systems, take advantage of acquisition or other strategic opportunities more readily and develop and expand their product and service offerings more quickly than we can. In addition, our competitors may form strategic or exclusive relationships with each other, such as the equity interest in GT Motive purchased by Mitchell International, and with other companies in attempts to compete more successfully against us. These relationships may increase our competitors’ ability, relative to ours, to address customer needs with their software and service offerings, which may enable them to rapidly increase their market share.

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

We derive most of our revenues, and incur most of our costs, including a portion of our debt service costs, in currencies other than the U.S. dollar, mainly the Euro. In our historical financial statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period for our consolidated statement of income and certain components of stockholders’ equity or the exchange rate at the end of that period for the consolidated balance sheet. These translations resulted in a net foreign currency translation adjustment of $29.3 million and $16.3 million for the three months ended September 30, 2013 and 2012, respectively, which are recorded as a component of accumulated other comprehensive income (loss) in the stockholders' equity. Ongoing global economic conditions have impacted currency exchange rates.

Exchange rates between most of the major foreign currencies we use to transact our business and the U.S. dollar have fluctuated significantly over the last few years and we expect that they will continue to fluctuate. The majority of our revenues and costs are denominated in Euros, Pound Sterling, Swiss francs, Canadian dollars and other foreign currencies. The following table provides the average quarterly exchange rates for the Euro and Pound Sterling since the beginning of fiscal year 2013:

Period	Average Euro-to-U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2012	$1.25	$1.58
Quarter ended December 31, 2012	1.30	1.61
Quarter ended March 31, 2013	1.32	1.55
Quarter ended June 30, 2013	1.31	1.54
Quarter ended September 30, 2013	1.32	1.55

During the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, the movement of the U.S. dollar against most major foreign currencies we use to transact our business was mixed. Relative to the Euro, the average U.S. dollar weakened by 5.9%, which increased our revenues and expenses for the three months ended September 30, 2013 relating to the Euro markets in which we transact business. In contrast, the average U.S. dollar strengthened versus the Pound Sterling by 1.9%, which decreased our revenues and expenses for the three months ended September 30, 2013 relating to the United Kingdom. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in an increase or decrease, as the case may be, to our revenues of $7.3 million during the three months ended September 30, 2013.

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

In September 2013, in order to hedge our exposure to variability in the Euro-denominated cash flows associated with two intercompany loans, we entered into two pay floating Euros / received floating U.S. dollar cross-currency swaps in the aggregate notional amount of €141.1 million. These cross-currency swaps were not designated as hedges at inception. We recognize the change in the fair value of the swaps in other (income) expense, net in our consolidated statements of income.

During the three months ended September 30, 2013 and 2012, we recognized net foreign currency transaction losses in our consolidated statements of income of $(4.5) million and $0.5 million, respectively.

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

Our growth is dependent upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. We have addressed and will continue to address the need to introduce new products both through internal development and through acquisitions of other companies and technologies that would complement or extend our business or enhance our technological capability. In fiscal year 2013, we acquired three businesses, substantially all of the assets of another business and a majority of the outstanding shares of a fifth business. In fiscal year 2014 to date, we have acquired two businesses. In addition, we have signed a definitive agreement to acquire SRS that we expect to complete in our second quarter of fiscal year 2014.

Our ability to realize the anticipated benefits of our acquisitions will depend, to a varying extent, on our ability to continue to expand the acquired business' products and services and integrate them with our products and services. Our management will be required to devote significant attention and resources to these efforts, which may disrupt our core business, the acquired business or both and, if executed ineffectively, could preclude realization of the full benefits we expect. Failure to realize the anticipated benefits of our acquisitions could cause an interruption of, or a loss of momentum in, the operations of the acquired business. In addition, the efforts required to realize the benefits of our acquisitions may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and the diversion of management’s attention, and may cause our stock price to decline. The risks associated with our acquisitions include:

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

We may also incur significant or unanticipated expenses when contracts expire, are terminated or are not renewed. Any of these events could harm our business, financial condition and results of operations.

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

We require a significant amount of cash to service our indebtedness, which reduces the cash available to finance our organic growth, make strategic acquisitions and enter into alliances and joint ventures; our senior unsecured notes contains restrictive covenants that limit our ability to engage in certain activities.

We have a significant amount of indebtedness. As of September 30, 2013, our indebtedness, including current maturities, was $1.7 billion, of which $850.0 million matures in June 2018 and $850.0 million matures in June 2021. After giving effect to the issuance of the Additional 2021 Senior Notes and the 2023 Senior Notes, as well as the contemplated redemption of the 2018 Senior Notes, our indebtedness, including current maturities, will be $1.7 billion, of which $1.36 billion matures in June 2021 and $340.0 million matures in November 2023.

During the three months ended September 30, 2013, our aggregate interest expense was $26.9 million and cash paid for interest was $0.2 million. As a result of our issuance of the 2021 Senior Notes in July 2013 and after giving effect to the issuance of the Additional Senior Notes and the 2023 Senior Notes, as well as the contemplated redemption of the 2018 Senior Notes, our interest expense and cash interest expense will increase significantly in fiscal year 2014 as compared to fiscal year 2013.

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

The indenture for our senior unsecured notes contain covenants that restrict our and our subsidiaries’ ability to make certain distributions with respect to our capital stock, prepay other debt, encumber our assets, incur additional indebtedness, make capital expenditures above specified levels, engage in business combinations, redeem shares in our operating subsidiaries held by noncontrolling owners or undertake various other corporate activities. These covenants may also require us also to maintain certain specified financial ratios, including those relating to total leverage and interest coverage.

Pursuant to agreements entered into prior to the CSG Acquisition, the noncontrolling stockholders of certain of our majority-owned subsidiaries have the right to require us to redeem their shares at the then fair market value. For financial statement reporting purposes, the estimated fair market value of these redeemable noncontrolling interests was $88.0 million at September 30, 2013.

We are active in over 65 countries, where we are subject to country-specific risks that could adversely impact our business and results of operations.

During the three months ended September 30, 2013, we generated approximately 67% of our revenues outside the U.S. and we expect revenues from non-U.S. markets to continue to represent a majority of our total revenues. Business and operations in individual countries are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, currency exchange controls and repatriation of earnings. Our results are also subject to the difficulties of coordinating our activities across more than 65 different countries. Furthermore, our business strategy includes expansion of our operations into new and developing markets, which will require even greater international coordination, expose us to additional local government regulations and involve markets in which we do not have experience or established operations. In addition, our operations in each country are vulnerable to changes in socio-economic conditions and monetary and fiscal policies, intellectual property protection disputes, the settlement of legal disputes through foreign legal systems, the collection of receivables through foreign legal systems, exposure to possible expropriation or other governmental actions, unsettled political conditions, possible terrorist attacks and pandemic disease. These and other factors may harm our operations in those countries and therefore our business, financial condition and results of operations.

We have a large amount of goodwill and other intangible assets as a result of acquisitions. Our earnings will be harmed if we suffer an impairment of our goodwill or other intangible assets.

We have a large amount of goodwill and other intangible assets and are required to perform an annual, or in certain situations a more frequent, assessment for possible impairment for accounting purposes. At September 30, 2013, we had goodwill and other intangible assets of $1.5 billion, or approximately 51% of our total assets. If we do not achieve our planned operating results or other factors impair these assets, we may be required to incur a non-cash impairment charge. Any impairment charges in the future will adversely affect our results of operations.

We may incur significant restructuring and severance charges in future periods, which would harm our operating results and cash position or increase debt.

We incurred restructuring charges of $0.4 million and $1.5 million during the three months ended September 30, 2013 and 2012, respectively. These charges consist primarily of termination benefits paid or to be paid to employees. As of September 30, 2013, our remaining restructuring and severance obligations associated with these restructuring initiatives were $0.2 million.

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

Mitchell International, one of our primary competitors in the United States, has historically provided us with vehicle glass data for use in our U.S. markets pursuant to a vehicle data license agreement. Mitchell International filed a complaint against us with the California Superior Court alleging that we have breached the license agreement. Our discussions with Mitchell International continue regarding a resolution of the dispute relating to this agreement. We continue to investigate Mitchell International's claim that we have breached the agreement, and we cannot be certain about the outcome of these discussions or our continued access to the data.

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

We rely on a combination of trade secrets, copyrights, know-how, trademarks, patents, license agreements and contractual provisions, as well as internal procedures, to establish and protect our intellectual property rights. The steps we have taken and will take to protect our intellectual property rights may not deter infringement, duplication, misappropriation or violation of our intellectual property by third parties. In addition, any of the intellectual property we own or license from third parties may be challenged, invalidated, circumvented or rendered unenforceable, or may not be of sufficient scope or strength to provide us with any meaningful information. Furthermore, because of the differences in foreign patent, trademark and other laws concerning proprietary rights, our software and other intellectual property rights may not receive the same degree of protection in foreign countries as they would in the United States, if at all. We may be unable to protect our rights in trade secrets and unpatented proprietary technology in these countries. We may also be unable to prevent the unauthorized disclosure or use of our technical knowledge, trade secrets or other proprietary information by consultants, vendors, former employees or current employees, despite the existence of nondisclosure and confidentiality agreements, intellectual property assignments and other contractual restrictions. It is also possible that others will independently develop the technology that is the same or similar to ours. If our trade secrets and other proprietary information become known or we are unable to maintain the proprietary nature of our intellectual property, we may not receive any return on the resources expended to create the intellectual property or generate any competitive advantage based on it.

We rely on our brands to distinguish our products and services from the products and services of our competitors, and have registered or applied to register trademarks covering many of these brands. We cannot assure you that our trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products and services, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands.

Third parties, including competitors, may infringe our intellectual property rights and we may not have adequate resources to enforce our intellectual property rights. Pursuing infringers of our intellectual property could result in significant monetary costs and diversion of management resources, and any failure to pursue or successfully litigate claims against infringers or otherwise enforce our intellectual property rights could result in competitors using our technology and offering similar products and services, potentially resulting in the loss of our competitive advantage and decreased revenues.

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

On February 6, 2012, we filed a lawsuit against Mitchell International, Inc. (“Mitchell”) in the United States District Court for the District of Delaware for infringement of one of our U.S. patents. We expect that our lawsuit, if we cannot resolve it before trial, could require several years to litigate, and at this stage we cannot predict the duration or cost of such litigation. We also expect that our lawsuit, even if it is determined in our favor or settled by us on favorable terms, will be costly to litigate, and that the cost of such litigation could have an adverse financial impact on our operating results. The litigation could also distract our management team and technical personnel from our other business operations, to the detriment of our business results. It is possible that we might not prevail in our lawsuit against Mitchell, in which case our costs of litigation would not be recovered, and we could effectively lose some of our patent rights. It is also possible that Mitchell might respond to our lawsuit by asserting counterclaims against us. Delays in the litigation, and any or all of these potential adverse results, could harm our business, financial condition and results of operations.

Current or future litigation could have a material adverse impact on us.

We have been and continue to be involved in legal proceedings, claims and other litigation that arise in the ordinary course of business. For example, we have been involved in disputes with collision repair facilities, acting individually and as a group in some situations that claim that we have colluded with our insurance company customers to depress the repair time estimates generated by our repair estimating software. We have also been involved in litigation alleging that we have colluded with our insurance company customers to cause the estimates of vehicle fair market value generated by our total loss estimation software to be unfairly low. Furthermore, we are also subject to assertions by our customers and strategic partners that we have not complied with the terms of our agreements with them or that the agreements are not enforceable against them, some of which are the subject of pending litigation and any of which could in the future lead to arbitration or litigation. While we do not expect the outcome of any such pending or threatened litigation to have a material adverse effect on our financial position, litigation is unpredictable and excessive verdicts, both in the form of monetary damages and injunction, could occur. In the future, we could incur judgments or enter into settlements of claims that could harm our financial condition and results of operations.

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

Our ability to utilize certain U.S. tax deferred tax assets is dependent upon generating sufficient taxable income before the expiration of the carryforward period. As a result of the issuance of the Additional 2021 Senior Notes, and the costs associated with the redemption of the 2018 Senior Notes, we expect our U.S. taxable income to decrease in the future which may result in a decrease in the amount of U.S. deferred tax assets considered realizable.

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

We began paying quarterly cash dividends to holders of our outstanding of common stock and restricted stock units in the quarter ended September 30, 2009. On November 6, 2013, we announced that the Audit Committee of our Board of Directors approved the payment of a quarterly cash dividend of $0.17 per outstanding share of common stock and per outstanding restricted stock unit. The Audit Committee of our Board of Directors also approved a quarterly stock dividend equivalent of $0.17 per outstanding restricted stock unit granted to certain of our executive officers since fiscal year 2011 in lieu of the cash dividend, which dividend equivalent will be paid to the restricted stock unit holders as the restricted stock unit vests. The dividends are payable on December 3, 2013 to stockholders and restricted stock unit holders of record at the close of business on November 20, 2013. Any determination to pay dividends in future periods will be at the discretion of our Board of Directors. Our ability to pay dividends to holders of our common stock and restricted stock units in future periods may be limited by restrictive covenants under the indenture for the senior unsecured notes. As a result, your only opportunity to achieve a return on your investment in us could be if the market price of our common stock appreciates and you sell your shares at a profit. We cannot assure you that the market price for our common stock will ever exceed the price that you pay.

We may not complete the SRS Acquisition or, if it is completed, we may not realize all of the expected benefits from the SRS Acquisition.

The consummation of the SRS Acquisition is subject to customary closing conditions, including the expiration or early termination of the waiting period under the HSR Act, the parties’ representations and warranties as set forth in the recapitalization agreement continuing to be true and correct as of the closing date, giving effect to customary material adverse effect clauses, and the parties having complied with all of its covenants under the recapitalization agreement. We believe that the SRS Acquisition will provide us with a number of benefits, including opportunities to enhance our existing products and provide us with technologies that would complement or extend our business or enhance our technological capability. Our ability to realize the anticipated benefits of the SRS Acquisition will depend, to a large extent, on our ability to continue to expand SRS’s products and services and integrate them with our products and services. Our management will be required to devote significant attention and resources to these efforts, which may disrupt the business of either or both of the companies and, if executed ineffectively, could preclude realization of the full benefits we expect. Failure to realize the anticipated benefits of this investment could cause an interruption of, or a loss of momentum in, the operations of SRS. In addition, the efforts required to realize the benefits of this investment may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and the diversion of management’s attention, and may cause our stock price to decline.

Our ability to control the operations of SRS following the completion of the SRS Acquisition will be limited by the rights of our joint venture partners.

Following the completion of the SRS Acquisition, we will own 50% of the outstanding equity interests of the parent entity of SRS and SRS will initially be operated as a joint venture. As a result, our ability to operate and otherwise fully integrate the operations of SRS with our operations will be limited by the terms of our agreements with our joint venture partner, WCAS. For example, pursuant to the stockholders agreement, each of the joint venture parties will agree to vote its respective equity interest to cause the board of directors to be composed of three representatives of Solera, three representatives of WCAS and one independent director mutually selected by the joint venture parties. As a result, our representatives will not be able to control the decisions of the board of directors of SRS. In addition, the consent of WCAS will be required in order for SRS to take certain corporate actions, including amending the certificate of incorporation and other governing documents, adopting strategic plans and operating budgets, incurrence of indebtedness or liens, acquisitions or other significant corporate actions, affiliate transactions, equity or debt issuances, declaration of dividends, and adoption of equity incentive plans. The operations of SRS could be disrupted or otherwise adversely affected to the extent we become involved in disputes with our joint venture partner regarding development or operations of SRS, such as how to best deploy assets or which business opportunities to pursue. Potential conflicts of interest could also arise if we enter into any new commercial arrangements with SRS in the future.

We will consolidate the financial results of SRS into our own in accordance with GAAP as a result of having effective management control of SRS following the completion of the SRS Acquisition. This will cause the total assets and liabilities on our balance sheet to appear larger than they would otherwise and our statement of income to reflect larger revenues and expenses than would be the case absent such consolidation. In addition, SRS will not be entitled to dividend or otherwise distribute to us our proportionate share of its earnings that will be otherwise reflected in our consolidated statement of income without the consent of WCAS. The board of directors of SRS, in the exercise their fiduciary duties to all of the stockholders of SRS, may take actions that may not always be in our best interests and such actions could lead to outcomes that have a material negative impact on the operations or financial condition of SRS. Upon consolidation, this would impact our results of operations and financial condition, thereby possibly impacting our ability to obtain needed financing for our operations, or our ability to do so on favorable terms.

We have agreed to purchase additional equity interests of SRS’s parent company from WCAS under certain circumstances, and the payments for such additional purchases could be substantial.

We will pay approximately $289 million in connection with our initial investment in SRS. We have agreed, pursuant to the terms of the stockholders agreement, to purchase additional equity interests of SRS from WCAS at its election under certain circumstances. Under the stockholders agreement, WCAS will have the right to require us to purchase its equity interests at up to four times per year, subject to an annual cap of $250 million and a $25 million per exercise minimum, subject to certain adjustments. In addition, at certain times and upon certain triggering events, WCAS will have additional rights to require us to purchase either half or all (depending on the triggering event) of its equity interests of SRS, pursuant to an agreed upon valuation methodology. The triggering events for the WCAS Special Put Rights will include, among others, a drop in our corporate credit rating of 3 notches or more by Moody’s or 2 notches or more by S&P, or if SRS is required to become a guarantor of any of our indebtedness or the indebtedness of our subsidiaries or at any time beginning on August 1, 2018 and ending on the earlier of (x) December 31, 2018 and (y) the consummation of any WCAS Annual Put Rights after August 1, 2018. The estimated aggregate payments in the event that we exercise our Call Right or that WCAS exercises all of its WCAS Annual Put Rights or WCAS Special Put Rights, or any combination thereof, such that we acquire all of the outstanding equity interests of SRS range from approximately $569 million to approximately $850 million.

The ability of WCAS to require us to purchase its equity interests is outside of our control and, as a result, we may be required to purchase such equity interests at a time in which we would otherwise want to use such funds for another purpose, including funding capital expenditures or other strategic initiatives. In addition, we may not have sufficient cash or available borrowings to finance such purchase obligation and would to otherwise need to seek third-party financing to fund such purchases. We expect to be required to reflect the purchase price of WCAS’s equity interests pursuant to its WCAS Annual Put Rights or WCAS Special Put Rights in our consolidated balance sheet.

Requirements associated with being a public company increase our costs significantly, as well as divert significant company resources and management attention.

Prior to our initial public offering in May 2007, we were not subject to the reporting requirements of the Exchange Act, or the other rules and regulations of the SEC or any securities exchange relating to public companies. We continue to work with our legal, independent accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include corporate governance, corporate control, internal audit, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas. In addition, we are taking steps to address new U.S. federal legislation relating to corporate governance matters and are monitoring other proposed and recently-enacted U.S. federal and state legislation relating to corporate governance and other regulatory matters and how the legislation could affect our obligations as a public company.

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

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
November 2011	347	$47.03	347	$163,659
December 2011	557	$46.33	557	$137,855
February 2012	600	$49.31	600	$108,226
March 2012	98	$47.00	98	$103,634
May 2012	600	$45.20	600	$76,504
September 2012	200	$42.54	200	$67,993
November 2012	50	$49.35	50	$65,524
February 2013	100	$55.98	100	$59,925
May 2013	200	$56.82	200	$48,556
August 2013	11	$51.68	11	$47,981
September 2013	89	$51.29	89	$43,421
Total	2,852	$47.86	2,852	$43,421

ITEM 6.	EXHIBITS.

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tony Aquila, Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Renato Giger, Chief Financial Officer and Treasurer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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
November 12, 2013