Form 10-Q
period 2013-12-31
SOLERA HOLDINGS, INC
filed 2014-02-10
CIK 1324245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013

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

The number of shares outstanding of the issuer’s common stock as of February 3, 2014 was 68,973,297.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SOLERA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	December 31, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$710,938	$464,239
Accounts receivable, net of allowance for doubtful accounts of $4,815 and $3,005 at December 31, 2013 and June 30, 2013, respectively	138,187	140,395
Other receivables	17,671	18,014
Other current assets	34,480	28,296
Deferred income tax assets	18,490	7,108
Total current assets	919,766	658,052
Property and equipment, net	68,105	61,739
Goodwill	1,562,185	1,099,221
Intangible assets, net	595,245	352,589
Other noncurrent assets	12,739	23,633
Noncurrent deferred income tax assets	72,811	62,307
Total assets	$3,230,851	$2,257,541
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,909	$28,068
Accrued expenses and other current liabilities	187,916	174,081
Income taxes payable	20,452	7,628
Deferred income tax liabilities	4,398	3,925
Current portion of long-term debt	—	2,924
Total current liabilities	238,675	216,626
Long-term debt	1,708,745	1,144,462
Other noncurrent liabilities	59,893	42,634
Noncurrent deferred income tax liabilities	103,660	20,843
Total liabilities	2,110,973	1,424,565
Redeemable noncontrolling interests	391,195	84,737
Stockholders’ equity:
Solera Holdings, Inc. stockholders’ equity:
Common shares, $0.01 par value: 150,000 shares authorized; 68,891 and 68,764 issued and outstanding as of December 31, 2013 and June 30, 2013, respectively	617,940	602,613
Retained earnings	103,627	177,335
Accumulated other comprehensive loss	(2,448)	(43,147)
Total Solera Holdings, Inc. stockholders’ equity	719,119	736,801
Noncontrolling interests	9,564	11,438
Total stockholders’ equity	728,683	748,239
Total liabilities and stockholders’ equity	$3,230,851	$2,257,541
See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Revenues	$238,915	$209,232	$456,943	$404,952
Cost of revenues:
Operating expenses	54,758	45,102	104,509	87,442
Systems development and programming costs	21,636	20,543	41,208	38,400
Total cost of revenues (excluding depreciation and amortization)	76,394	65,645	145,717	125,842
Selling, general and administrative expenses	62,076	50,921	116,796	97,806
Share-based compensation expense	9,011	7,095	19,398	11,119
Depreciation and amortization	29,594	25,585	54,697	49,780
Restructuring charges, asset impairments, and other costs associated with exit and disposal activities	720	1,739	1,111	3,193
Acquisition and related costs	6,288	8,821	17,483	11,979
Interest expense	28,531	17,486	55,460	34,786
Other expense, net (Note 13)	61,502	336	62,217	735
	274,116	177,628	472,879	335,240
Income (loss) before provision for income taxes	(35,201)	31,604	(15,936)	69,712
Income tax provision	12,513	9,156	15,209	10,853
Net income (loss)	(47,714)	22,448	(31,145)	58,859
Less: Net income attributable to noncontrolling interests	3,339	2,680	6,217	5,450
Net income (loss) attributable to Solera Holdings, Inc.	$(51,053)	$19,768	$(37,362)	$53,409
Net income (loss) attributable to Solera Holdings, Inc. per common share:
Basic	$(0.74)	$0.28	$(0.54)	$0.77
Diluted	$(0.74)	$0.28	$(0.54)	$0.77
Dividends paid per share	$0.17	$0.125	$0.34	$0.25
Weighted-average shares used in the calculation of net income (loss) attributable to Solera Holdings, Inc. per common share:
Basic	68,829	68,781	68,833	68,849
Diluted	68,829	69,062	68,833	69,092

See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net income (loss)	$(47,714)	$22,448	$(31,145)	$58,859
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	13,328	15,721	46,171	34,442
Unrealized gains (losses) on derivative financial instruments, net of tax	1,991	(2,188)	(270)	(2,232)
Total other comprehensive income	15,319	13,533	45,901	32,210
Total comprehensive income (loss)	(32,395)	35,981	14,756	91,069
Comprehensive income attributable to noncontrolling interests	5,047	5,214	11,419	10,386
Comprehensive income (loss) attributable to Solera Holdings, Inc.	$(37,442)	$30,767	$3,337	$80,683

See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended December 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(31,145)	$58,859
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	54,697	49,780
Provision for doubtful accounts	2,753	1,423
Share-based compensation expense	19,398	11,119
Deferred income taxes	(3,693)	(9,947)
Change in fair value of derivative financial instruments	8,257	6,620
Loss on extinguishment of debt	63,328	—
Other	1,430	770
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Decrease in accounts receivable	11,130	7,633
(Increase) decrease in other assets	(12,422)	4,097
Decrease in accounts payable	(3,975)	(6,705)
Increase (decrease) in accrued expenses and other liabilities	17,324	(9,864)
Net cash provided by operating activities	127,082	113,785
Cash flows from investing activities:
Capital expenditures	(20,361)	(15,529)
Acquisitions and capitalization of intangible assets	(5,927)	(1,550)
Acquisitions of businesses, net of cash acquired and proceeds from sale of business	(325,822)	(116,649)
Decrease in restricted cash	250	72
Net cash used in investing activities	(351,860)	(133,656)
Cash flows from financing activities:
Proceeds from debt issuance, net of payments of debt issuance costs	1,701,433	(645)
Payment of contingent purchase consideration	(2,097)	(1,243)
Acquisition of additional shares in majority-owned subsidiary	—	(14,093)
Principal payments on financed asset acquisitions	(82)	(526)
Repayments of long-term debt	(1,197,691)	(1,447)
Cash dividends paid on common shares and participating securities	(23,625)	(17,382)
Cash dividends paid to noncontrolling interests	(4,695)	(4,247)
Repurchases of common stock	(14,899)	(10,980)
Proceeds from stock purchase plan and exercise of stock options	6,779	1,734
Net cash provided by (used in) financing activities	465,123	(48,829)
Effect of foreign currency exchange rate changes on cash and cash equivalents	6,354	8,698
Net change in cash and cash equivalents	246,699	(60,002)
Cash and cash equivalents, beginning of period	464,239	508,246
Cash and cash equivalents, end of period	$710,938	$448,244
Supplemental cash flow information:
Cash paid for interest	$61,538	$33,949
Cash paid for income taxes	$23,621	$21,961
Supplemental disclosure of non-cash investing and financing activities:
Capital assets financed	$287	$207
Accrued contingent purchase consideration	$1,469	$19,632

See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies

Description of Business

Solera Holdings, Inc. and subsidiaries (the “Company”, “Solera”, “we”, “us” or “our”) is a leading global provider of software and services to the automobile insurance claims processing and decision support industries. Our software and services help our customers: estimate the costs to repair damaged vehicles; determine pre-collision fair market values for vehicles damaged beyond repair; automate steps of the claims process; outsource steps of the claims process that insurance companies have historically performed internally; and monitor and manage their businesses through data reporting and analysis. We are active in over 65 countries and derive most of our revenues from our estimating and workflow software. Through our acquisitions of HPI, Ltd. (“HPI”) in December 2008 and AUTOonline GmbH In-formationssysteme (“AUTOonline”) in October 2009, we also provide used vehicle validation services in the United Kingdom and operate an eSalvage vehicle exchange platform in several European and Latin American countries as well as India. Through our acquisition of Explore Information Services, LLC (“Explore”) in June 2011, we also provide data and analytics services used by automotive property and casualty insurers in the United States (“U.S.”). In November 2013, we entered into the Service Repair Solutions, Inc. ("SRS") joint venture with Welsh, Carson, Anderson & Stowe ("WCAS") to provide solutions for the service, maintenance and repair market in the U.S. and Canada.

Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), and therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated financial statements for the periods presented reflect all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the fiscal year ended June 30, 2013, included in our Annual Report on Form 10-K filed with the SEC on August 23, 2013. Our operating results for the three and six month periods ended December 31, 2013 are not necessarily indicative of the results that may be expected for any future periods.

Principles of Consolidation

The unaudited condensed consolidated financial statements include our accounts and those of our wholly-owned and majority-owned subsidiaries, as well as SRS. Our consolidated majority-owned subsidiaries include certain of our subsidiaries located in Belgium, France, Portugal, Spain and Mexico. All intercompany accounts and transactions have been eliminated in consolidation.

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

Reclassifications

Share-based compensation expense for the previously reported periods has been reclassified from selling, general and administrative expenses to a separate line item in the accompanying condensed consolidated statement of income (loss) to conform with the current period presentation.

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

2.	Net Income (Loss) Attributable to Solera Holdings, Inc. Per Common Share

Substantially all of our restricted stock units have the right to receive non-forfeitable dividends on an equal basis with common stock and therefore are considered participating securities that must be included in the calculation of net income (loss) per share using the two-class method. Under the two-class method, basic and diluted net income (loss) per share is determined by calculating net income per share for common stock and participating securities based on the cash dividends paid and participation rights in undistributed earnings. Diluted net income (loss) per share also considers the dilutive effect of in-the-money stock options and unvested restricted stock units and performance share units that have the right to receive forfeitable dividends, calculated using the treasury stock method. Under the treasury stock method, the amount of assumed proceeds from unexercised stock options and unvested restricted stock units includes the amount of compensation cost attributable to future services not yet recognized, proceeds from the exercise of the options, and any excess income tax benefit or liability.

The computation of basic and diluted net income (loss) attributable to Solera Holdings, Inc. per common share using the two-class method is as follows (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Basic net income (loss) attributable to Solera Holdings, Inc. per common share:
Net income (loss) attributable to Solera Holdings, Inc.	$(51,053)	$19,768	$(37,362)	$53,409
Less: Dividends paid and undistributed earnings allocated to participating securities	(79)	(182)	(176)	(336)
Net income (loss) attributable to common shares – basic	$(51,132)	$19,586	$(37,538)	$53,073
Weighted-average number of common shares used to compute basic net income (loss) attributable to Solera Holdings, Inc. per common share	68,829	68,781	68,833	68,849
Basic net income (loss) attributable to Solera Holdings, Inc. per common share	$(0.74)	$0.28	$(0.54)	$0.77
Diluted net income (loss) attributable to Solera Holdings, Inc. per common share:
Net income (loss) attributable to Solera Holdings, Inc.	$(51,053)	$19,768	$(37,362)	$53,409
Less: Dividends paid and undistributed earnings allocated to participating securities	—	(181)	—	(335)
Net income (loss) attributable to common shares – diluted	$(51,053)	$19,587	$(37,362)	$53,074

Weighted-average number of common shares used to compute basic net income (loss) attributable to Solera Holdings, Inc. per common share	68,829	68,781	68,833	68,849
Dilutive effect of options to purchase common stock, restricted stock units and performance share units	—	281	—	243
Weighted-average number of common shares used to compute diluted net income (loss) attributable to Solera Holdings, Inc. per common share	68,829	69,062	68,833	69,092
Diluted net income (loss) attributable to Solera Holdings, Inc. per common share	$(0.74)	$0.28	$(0.54)	$0.77

The following securities that could potentially dilute earnings per share in the future are not included in the determination of diluted net income (loss) attributable to Solera Holdings, Inc. per common share (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Antidilutive options to purchase common stock and restricted stock units	500	157	474	470

3.	Business Combinations

Acquisition of Service Repair Solutions, Inc.

On November 13, 2013, we acquired a 50% equity ownership interest in SRS from WCAS, which was the sole owner, for $289.2 million in cash paid at closing. SRS is a leading U.S. provider in the service, maintenance and repair market with proprietary databases and workflow solutions used by mechanical repair shops and auto dealers. Upon the closing of the SRS transaction, we had control of SRS as defined by accounting principles generally accepted in the United States and therefore consolidated its assets, liabilities, and financial results from the closing date. The acquisition of SRS allows us to expand our reach deeper into household decisions related to the total cost of automobile ownership. SRS has been included in our Americas segment. We have included the results of operations of SRS in our consolidated statements of income (loss) from the acquisition date. Revenues and net income earned by SRS were $14.8 million and $0.7 million, respectively, for the period from the acquisition date through December 31, 2013.

We have the right to acquire the remaining 50% equity ownership interest of SRS (the "Call Right") at a price, subject to certain adjustments, equal to the greater of (a) a specified multiple of WCAS’s cost basis of such equity ownership interest, and (b) a per share equity value based on a specified multiple of SRS’s trailing twelve month EBITDA (the “TTM EBITDA”), as defined in the stockholders agreement between us, WCAS and the other parties thereto (the "Stockholders Agreement"). The Stockholders Agreement and the other material contracts relating to our SRS joint venture with WCAS are filed as exhibits to this Quarterly Report on Form 10-Q.

WCAS has the right to require that we purchase its equity ownership interest in SRS up to four times per year, subject to an annual cap of $250 million and a $25 million per exercise minimum (the “Annual Put Right”) at a price based on the TTM EBITDA. In addition, WCAS has additional rights to require that we purchase either half or all (depending on the triggering event) of their equity ownership interest of SRS at a price, subject to certain adjustments, equal to a specified multiple of WCAS's cost basis of such equity ownership interest (the “Special Put Right”). The triggering events for the Special Put Right include, among others, a drop in our corporate credit rating below certain specified levels or if SRS is required to become a guarantor of any of the indebtedness of Solera or its subsidiaries (other than SRS) or at any time beginning on August 1, 2018 and ending on the earlier of (x) December 31, 2018 and (y) the consummation of any Annual Put Right after August 1, 2018.

On the acquisition date, we determined the fair value of the 50% noncontrolling ownership interest in SRS to be $289.2 million based primarily on our purchase price for 50% controlling ownership interest. Because the SRS noncontrolling interest is redeemable at other than fair value, we are accreting the carrying value to the redemption value at each reporting period through the earliest redemption date. Accordingly, at any point in time, the carrying value of the SRS noncontrolling interest represents the acquisition-date fair value, adjusted to reflect the noncontrolling owner’s share of net income, dividends paid to the noncontrolling owner, and acquisition of additional equity ownership interest in SRS by us, plus periodic accretion to the redemption value. Since the currently redeemable portion of the SRS noncontrolling interest is capped at $250 million, which is less than the acquisition-date fair value of the noncontrolling interest, we are accreting the carrying value to the redemption value pursuant to the Special Put Right through August 1, 2018.

Additionally, if the redemption value of the SRS noncontrolling interest were to exceed the fair value, the excess would result in an adjustment to the numerator in our calculation of net income per common share attributable to Solera Holdings, Inc. which could result in a decrease in our net income per share. The fair value of the SRS noncontrolling interest exceeded its redemption value at December 31, 2013.

We have accounted for the acquisition of SRS under the acquisition method of accounting and, accordingly, the total purchase price has been allocated to the acquired tangible and identifiable intangible assets and assumed liabilities based on their estimated fair values on the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. Of the purchase price for SRS, we have preliminarily allocated $402.2 million to goodwill and $248.0 million to identifiable intangible assets. The goodwill recorded in the acquisition represents future enhancements to the software and database, future customer relationships and markets, and the workforce.

The following table summarizes the preliminary purchase price allocation for the acquisition of SRS (in thousands):

Goodwill	$402,224
Intangible assets	247,990
Cash	7,663
Accounts receivable	1,844
Other assets acquired	3,611
Fair value of redeemable noncontrolling interest	(289,176)
Assumed deferred revenue	(3,939)
Net deferred tax liabilities	(74,771)
Other assumed liabilities	(6,270)
Total	$289,176

Identifiable intangible assets acquired from SRS were as follows:

	Value (in thousands)	Weighted Average Amortizable Life (in years)
Customer relationships	$126,580	15
Technology	71,280	10
Trademarks - indefinite-lived	48,870	indefinite
Trademarks - amortizable	1,260	5
Total	$247,990	13

We are amortizing the acquired identifiable intangible assets on an accelerated basis to reflect the pattern in which the economic benefits of the intangible assets are consumed.

We valued the purchased trademark and technology assets under the income approach using the relief from royalty method, which assumes value to the extent that the acquired company is relieved of the obligation to pay royalties for the benefits received from them. We valued the purchased customer relationships asset under the income approach using the excess earnings methodology based upon estimated future discounted cash flows attributable to revenues projected to be generated from those customers.

In connection with the acquisition of SRS, we incurred direct and incremental costs of $2.7 million, consisting of legal and professional fees, which are included in acquisition and related costs in our consolidated statements of income (loss). Pursuant to the terms of our acquisition of SRS, we received a $2.5 million cash payment from SRS at closing which was intended to reimburse us for a portion of the direct and incremental costs we incurred related to the acquisition. This payment is also included in acquisition and related costs in our consolidated statements of income (loss) for the three and six months ended December 31, 2013.

The following table presents the unaudited pro forma combined results of Solera and SRS as though the acquisition of SRS occurred at the beginning of fiscal year 2013. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2013. The unaudited pro forma financial information reflects all material, recurring adjustments directly attributable to the acquisition of SRS, including amortization of acquired intangible assets and any related tax effects. Amounts are in thousands, except per share data.

	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012	Six Months Ended December 31, 2013	Six Months Ended December 31, 2012
	(unaudited)		(unaudited)
Revenues	$251,490	$236,863	$498,804	$458,463
Net income (loss) attributable to Solera Holdings, Inc.	(56,017)	20,752	(39,785)	54,041
Net income (loss) attributable to Solera Holdings, Inc. per common share—basic	(0.81)	0.30	(0.58)	0.78
Net income (loss) attributable to Solera Holdings, Inc. per common share—diluted	(0.81)	0.30	(0.58)	0.78

Other Acquisitions

In addition to SRS, we acquired four businesses during the six months ended December 31, 2013 for approximately $50.2 million in cash paid at closing and additional future cash payments of up to $31.2 million contingent upon the achievement of certain financial performance, product-related, integration and other objectives. These four acquisitions were immaterial both individually and in the aggregate. The purchase price allocations for these acquisitions reflected in the accompanying consolidated balance sheet as of December 31, 2013 are preliminary.

During the six months ended December 31, 2012, we acquired four businesses and substantially all of the assets of another business for approximately $123.6 million in cash paid at closing and additional future cash payments of up to $62.8 million contingent upon the achievement of certain financial performance, product-related, integration and other objectives.

The acquisitions completed during the six months ended December 31, 2012 were immaterial both individually and in the aggregate.

Contingent Purchase Consideration

At December 31, 2013, the maximum aggregate amount of remaining contingent cash payments associated with our business combinations is $115.4 million which is payable through fiscal year 2017.

4.	Goodwill and Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31, 2013			June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortized intangible assets:
Internally developed software	$45,857	$(20,049)	$25,808	$37,881	$(16,384)	$21,497
Purchased customer relationships	499,552	(201,828)	297,724	352,408	(180,412)	171,996
Purchased trade names and trademarks	37,644	(28,873)	8,771	35,947	(26,015)	9,932
Purchased software and database technology	536,268	(358,182)	178,086	441,060	(324,480)	116,580
Other	6,024	(5,769)	255	5,776	(5,381)	395
	$1,125,345	$(614,701)	$510,644	$873,072	$(552,672)	$320,400
Intangible assets not subject to amortization:
Purchased trade names and trademarks with indefinite lives	84,601	—	84,601	32,189	—	32,189
	$1,209,946	$(614,701)	$595,245	$905,261	$(552,672)	$352,589

The following table summarizes the activity in goodwill for the six months ended December 31, 2013 (in thousands):

	Balance at Beginning of Period	Current Period Acquisitions	Other	Foreign Currency Translation Effect	Balance at End of Period
EMEA	$577,042	$6,443	$—	$33,441	$616,926
Americas	522,179	423,143	253	(316)	945,259
Total	$1,099,221	$429,586	$253	$33,125	$1,562,185

5.	Stockholders’ Equity and Redeemable Noncontrolling Interests

The following table summarizes the activity in stockholders’ equity and redeemable noncontrolling interests for the periods indicated (in thousands):

	Stockholders’ Equity Attributable to Solera Holdings, Inc.
	Common Shares
	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Solera Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at June 30, 2013	68,764	$602,613	$177,335	$(43,147)	$736,801	$11,438	$748,239	$84,737
Net loss	—	—	(37,362)	—	(37,362)	2,464	(34,898)	3,753
Other comprehensive income	—	—	—	40,699	40,699	357	41,056	4,845
Share-based compensation	—	19,398	—	—	19,398	—	19,398	—
Purchases of Solera Holdings, Inc. common shares(1)	(250)	(2,178)	(12,721)	—	(14,899)	—	(14,899)	—
Issuance of common shares under stock award plans, net	377	6,791	—	—	6,791	—	6,791	—
Dividends paid on common stock and participating securities	—	—	(23,625)	—	(23,625)	—	(23,625)	—
Dividends paid to noncontrolling owners	—	—	—	—	—	(4,695)	(4,695)	—
Acquisition of 50% equity ownership interest in SRS(2)	—	—	—	—	—	—	—	289,176
Revaluation of noncontrolling interests	—	(8,684)	—	—	(8,684)	—	(8,684)	8,684
Balance at December 31, 2013	68,891	$617,940	$103,627	$(2,448)	$719,119	$9,564	$728,683	$391,195

(1)
Please refer to Note 6 for further information on repurchases of our common stock. In accordance with ASC Topic No. 505-30-30, we have allocated the cost of the shares repurchased between paid-in capital and retained earnings based on the excess of the repurchase price over the stated value.

(2)	In November 2013, we acquired a 50% equity ownership interest in SRS for $289.2 million (as described further in Note 3).

	Stockholders’ Equity Attributable to Solera Holdings, Inc.
	Common Shares
	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Solera Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at June 30, 2012	68,895	$582,693	$141,814	$(47,273)	$677,234	$10,147	$687,381	$88,603
Net income	—	—	53,409	—	53,409	1,962	55,371	3,488
Other comprehensive income	—	—	—	27,274	27,274	717	27,991	4,219
Share-based compensation	—	11,119	—	—	11,119	—	11,119	—
Purchases of Solera Holdings, Inc. common shares(1)	(250)	(2,099)	(8,881)	—	(10,980)	—	(10,980)	—
Issuance of common shares under stock award plans, net	190	1,784	—	—	1,784	—	1,784	—
Dividends paid on common stock and participating securities	—	—	(17,382)	—	(17,382)	—	(17,382)	—
Dividends paid to noncontrolling owners	—	—	—	—	—	(3,573)	(3,573)	(674)
Acquisition of additional ownership interest in majority-owned subsidiary(2)	—	—	—	—	—	—	—	(14,093)
Revaluation of and additions to noncontrolling interests	—	(7,226)	(207)	—	(7,433)	—	(7,433)	7,433
Balance at December 31, 2012	68,835	$586,271	$168,753	$(19,999)	$735,025	$9,253	$744,278	$88,976

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

In November 2011, our Board of Directors approved a share repurchase program for up to a total of $180 million of our common stock through November 20, 2013. In October 2013, our Board of Directors approved a new share repurchase program, replacing the share repurchase program authorized in November 2011, for up to a total of $200 million of our common stock through November 10, 2015. Share repurchases are made from time to time, through an accelerated stock purchase agreement, in open market transactions at prevailing market prices or in privately negotiated transactions. The repurchase program does not require us to purchase any specific number or amount of shares, and the timing and amount of such purchases will be determined by management based upon market conditions and other factors. In addition, the program may be amended or terminated at the discretion of our Board of Directors. Through September 30, 2013, we repurchased approximately 2.9 million shares for $136.6 million under the share repurchase program that was authorized in November 2011. Through December 31, 2013, we have repurchased approximately 0.2 million shares for $9.8 million under the share repurchase program that was authorized in October 2013.

7.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) during the three months ended December 31, 2013 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Losses on Derivative Financial Instruments	Change in Funded Status of Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance at September 30, 2013	$1,369	$(6,013)	$(11,415)	$(16,059)
Other comprehensive income (loss) before reclassifications, net of tax	11,621	(653)	—	10,968
Amounts reclassified from accumulated other comprehensive income (loss)	—	2,643	—	2,643
Balance at December 31, 2013	$12,990	$(4,023)	$(11,415)	$(2,448)

The following table summarizes the changes in accumulated other comprehensive income (loss) during the six months ended December 31, 2013 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Losses on Derivative Financial Instruments	Change in Funded Status of Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance at June 30, 2013	$(27,978)	$(3,754)	$(11,415)	$(43,147)
Other comprehensive income (loss) before reclassifications, net of tax	40,968	(8,526)	—	32,442
Amounts reclassified from accumulated other comprehensive income (loss)	—	8,257	—	8,257
Balance at December 31, 2013	$12,990	$(4,023)	$(11,415)	$(2,448)

8.	Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements Using:
	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value at December 31, 2013:
Cash and cash equivalents	$710,938	$710,938	$—	$—
Restricted cash (1)	1,457	1,457	—	—
Derivative financial instruments classified as liabilities (2)	19,575	—	19,575	—
Accrued contingent purchase consideration (2)	20,927	—	—	20,927
Redeemable noncontrolling interests (3)	94,341	—	—	94,341
Fair value at June 30, 2013:
Cash and cash equivalents	$464,239	$464,239	$—	$—
Restricted cash (1)	1,797	1,797	—	—
Derivative financial instruments classified as assets (4)	632	—	632	—
Derivative financial instruments classified as liabilities (2)	4,286	—	4,286	—
Accrued contingent purchase consideration (2)	23,334	—	—	23,334
Redeemable noncontrolling interests	84,737	—	—	84,737

(1)
Included in other current assets and other noncurrent assets in the accompanying consolidated balance sheets. Restricted cash primarily relates to funds held in escrow for the benefit of customers and facility lease deposits.

(2)	Included in accrued expenses and other current liabilities, and other noncurrent liabilities in the accompanying consolidated balance sheet.

(3)	Does not include the redeemable noncontrolling interest of SRS, which is not measured at fair value on a recurring basis.

(4)	Included in other noncurrent assets in the accompanying consolidated balance sheet.

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

The following table summarizes the activity in accrued contingent purchase consideration which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Balance at beginning of period	$22,891	$4,816	$23,334	$4,941
Current period acquisitions	969	19,632	969	19,632
Change in fair value	(1,500)	(234)	(1,500)	(234)
Payments	(1,638)	(1,118)	(2,108)	(1,243)
Effect of foreign exchange	205	129	232	129
Balance at end of period	$20,927	$23,225	$20,927	$23,225

Redeemable noncontrolling interests. We estimate the fair value of our redeemable noncontrolling interests through an income approach, utilizing a discounted cash flow model. We also consider the fair value using a market approach, which considers comparable companies and transactions, including transactions with the noncontrolling stockholders of our majority-owned subsidiaries.

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

The discount rate used in the determination of the estimated fair value of the redeemable noncontrolling interests as of December 31, 2013 using the income approach ranged between 13.5% and 15.7%, with a weighted average discount rate of 13.7%, reflecting a market participant's perspective as a noncontrolling shareholder in a privately-held subsidiary. The long-term growth rate used in the determination of the estimated fair value of the redeemable noncontrolling interests as of December 31, 2013 using the income approach ranged between 1.0% and 4.0%, with a weighted average long-term growth rate of 3.7%.

The following table summarizes the activity in redeemable noncontrolling interests which are measured at fair value on a recurring basis solely using the income approach and using significant unobservable inputs (Level 3 inputs) (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Balance at beginning of period	$88,004	$75,780	$84,737	$74,118
Net income attributable to redeemable noncontrolling interests	1,717	1,751	3,414	3,218
Change in fair value	3,048	8,775	1,345	7,245
Effect of foreign exchange	1,572	2,670	4,845	4,395
Balance at end of period	$94,341	$88,976	$94,341	$88,976

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

No assets or liabilities were required to be measured at fair value on a nonrecurring basis during the three and six months ended December 31, 2013.

Fair Value of Other Financial Instruments

The carrying amounts of certain of our financial instruments, including accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short-term nature. Based on the original issue price of the senior unsecured notes that we issued in July 2013 and November 2013 (Level 2 inputs), we believe that the fair value of our senior unsecured notes approximates its carrying value at December 31, 2013.

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

The following table summarizes the fair value of our derivative financial instruments, which are included in other noncurrent assets, accrued expenses and other current liabilities, and other noncurrent liabilities in the accompanying condensed consolidated balance sheets (in thousands):

	December 31, 2013	June 30, 2013
Derivative financial instruments classified as assets
U.S. dollar interest rate swaps	$—	$632

Derivative financial instruments classified as liabilities
Fixed rate cross-currency swaps	$12,310	$4,102
Floating rate cross-currency swaps	7,265	—
Euro interest rate swaps	—	184
	$19,575	$4,286

The following table summarizes the effect of our derivative financial instruments designated as cash flow hedges on the consolidated statements of income (loss) and accumulated other comprehensive income (loss) (“AOCI”) for the three and six months ended December 31, 2013 and December 31, 2012 (in thousands).

Derivative Financial Instruments	Income (Loss) Recognized in AOCI on Derivatives (1)	Location of Loss Reclassified from AOCI into Income (1)	Loss Reclassified from AOCI into Income (1)	Location of Loss Recognized in Income on Derivatives (2)	Loss Recognized in Income on Derivatives (2)
Three Months Ended December 31, 2013
Fixed rate cross-currency swaps	$(3,044)	Interest Expense	$(192)	N/A	$—
		Other Expense, net	(2,627)	N/A	—
Total	$(3,044)		$(2,819)		$—
Three Months Ended December 31, 2012
Fixed rate cross-currency swaps	$(6,144)	Interest Expense	$(84)	N/A	$—
		Other Expense, net	(3,902)	N/A	—
U.S. dollar interest rate swaps	64	Interest Expense	(120)	Interest Expense	(5)
Euro interest rate swaps	(798)	Interest Expense	(135)	Interest Expense	(4)
Total	$(6,878)		$(4,241)		$(9)
Six Months Ended December 31, 2013
Fixed rate cross-currency swaps	$(8,552)	Interest Expense	$(344)	N/A	$—
		Other Expense, net	(8,207)	N/A	—
U.S. dollar interest rate swaps	—	Interest Expense	(3)	Interest Expense	548
Euro interest rate swaps	—	Interest Expense	(3)	Interest Expense	(364)
Total	$(8,552)		$(8,557)		$184
Six Months Ended December 31, 2012
Fixed rate cross-currency swaps	$(7,974)	Interest Expense	$(108)	N/A	$—
		Other Expense, net	(6,976)	N/A	—
U.S. dollar interest rate swaps	(749)	Interest Expense	(136)	Interest Expense	(12)
Euro interest rate swaps	(1,423)	Interest Expense	(154)	Interest Expense	(4)
Total	$(10,146)		$(7,374)		$(16)

(1)	Effective portion.

(2)	Ineffective portion and amount excluded from effectiveness testing.

During the three and six months ended December 31, 2013, we recognized a loss on the floating rate cross-currency swaps not designated as hedging instruments of $2.2 million and $7.3 million, which is included in other expense, net in our consolidated statements of income (loss).

10.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31, 2013	June 30, 2013
Senior unsecured notes due June 2018 (1)	$—	$858,683
Senior unsecured notes due June 2021(2)	1,368,745	—
Senior unsecured notes due November 2023	340,000	—
Senior secured domestic term loan due May 2017	—	105,171
Senior secured European term loan due May 2017	—	183,532
Total debt	1,708,745	1,147,386
Less: Current portion	—	2,924
Long-term portion	$1,708,745	$1,144,462

(1)	The balance as of June 30, 2013 includes unamortized premium of $8.7 million.

(2)	The balance as of December 31, 2013 includes unamortized premium of $8.7 million.

In July 2013, we issued senior unsecured notes due 2021 in the aggregate principal amount of $850 million (the “2021 Senior Notes”), resulting in net proceeds of $845.6 million. The 2021 Senior Notes accrue interest at 6.000% per annum, payable semi-annually, and become due and payable on June 15, 2021. We used $289.5 million of the net proceeds from the issuance of the 2021 Senior Notes to repay in full all of the outstanding term loans under our Amended and Restated First Lien Credit and Guaranty Agreement (the “Amended Credit Facility”), including accrued unpaid interest through the repayment date. We intend to use the remainder of the net proceeds for working capital and other general corporate purposes, including strategic initiatives such as future acquisitions, joint ventures, investments or other business development opportunities.

Upon repayment of the outstanding term loans, the Amended Credit Facility was terminated. In connection with the termination of the Amended Credit Facility, we wrote-off the remaining unamortized debt issuance costs related to the term loans of $3.1 million, which is included in other expense, net in our consolidated statement of income (loss) for the six months ended December 31, 2013.

In November 2013, we issued additional 2021 Senior Notes in the aggregate principal amount of $510.0 million under the indenture governing the 2021 Senior Notes that were issued in July 2013. The 2021 Senior Notes issued in November 2013 were issued at an original issue price of 101.75% plus accrued interest from July 2013.

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

In November 2013, we also issued senior unsecured notes due 2023 in the aggregate principal amount of $340.0 million (the “2023 Senior Notes”). The 2023 Senior Notes accrue interest at 6.125% per annum, payable semi-annually, and become due and payable on November 1, 2023.

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

Upon the occurrence of a change of control, we are required to offer to redeem the 2021 Senior Notes and the 2023 Senior Notes at a redemption price equal to 101% of the principal amount of the notes redeemed, plus accrued and unpaid interest, if any, through the redemption date.

We used the net proceeds from the November 2013 issuance of the 2021 Senior Notes and the 2023 Senior Notes of $855.8 million, together with existing cash on hand, to redeem the outstanding senior unsecured notes due June 2018 (the “2018 Senior Notes”). The redemption price for the 2018 Senior Notes was $932.8 million, consisting of (i) the unpaid principal amount of $850.0 million, (ii) accrued unpaid interest through the redemption date of $24.4 million, and (iii) a redemption premium of $58.4 million. The redemption premium of $58.4 million, as well as the remaining unamortized debt issuance costs related to the 2018 Senior Notes, net of the unamortized premium, of $1.8 million, were charged against earnings at the redemption date and are included in other expense, net in our consolidated statement of income (loss) for the three and six months ended December 31, 2013.

The costs associated with the issuance of the 2021 Senior Notes and the 2023 Senior Notes of $7.5 million were deferred and are included in other noncurrent assets in our consolidated balance sheet. We are amortizing these debt issuance costs to interest expense over the term of the 2021 Senior Notes and the 2023 Senior Notes using the effective interest method.

The 2021 Senior Notes and the 2023 Senior Notes contain certain covenants including, among others, restrictions related to dividends, distributions, repurchases of equity, prepayments of debt or additional indebtedness, investments, liens on assets, mergers with another company, dispositions of assets, and transactions with affiliates. We are in compliance with the specified financial covenants of the 2021 Senior Notes and the 2023 Senior Notes at December 31, 2013.

11.	Share-Based Compensation

Share-Based Award Activity

The following table summarizes restricted stock unit and performance share unit activity during the six months ended December 31, 2013:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Nonvested at June 30, 2013	891	$49.91
Granted	69	$55.62
Vested	(238)	$46.86
Forfeited	(96)	$43.95
Nonvested at December 31, 2013	626	$52.62

Each performance share unit represents the right to receive one share of our common stock based on our total stockholder return (“TSR”) and/or the achievement of certain financial performance targets during applicable performance periods. The number of shares reflected in the table above assumes the target number of performance share units will be earned.

The following table summarizes stock option activity during the six months ended December 31, 2013:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2013	4,483	$49.40
Granted	113	$51.26
Exercised	(194)	$40.65
Canceled	(9)	$48.32
Outstanding at December 31, 2013	4,393	$49.83	4.7	$68,254
Exercisable at December 31, 2013	1,399	$39.95	4.1	$43,115

Of the stock options outstanding at December 31, 2013, approximately 2.4 million are vested or expected to vest.

Cash received from the exercise of stock options was $7.9 million during the six months ended December 31, 2013. The intrinsic value of stock options exercised during the six months ended December 31, 2013 and 2012 totaled $4.5 million and $1.9 million, respectively.

Valuation of Share-Based Awards

We utilized the Black-Scholes option pricing model for estimating the grant date fair value of stock options with the following assumptions:

	Risk-Free Interest Rate	Expected Term (in years)	Weighted Average Expected Stock Price Volatility	Expected Dividend Yield	Weighted Average Per Share Grant Date Fair Value
Six Months Ended December 31, 2013	1.7%	4.6	27%	1.3%	$11.27
Six Months Ended December 31, 2012	0.6%	4.6	33%	1.2%	$10.66

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

The dividend yield is based on our quarterly dividend of $0.17 and $0.125 per share declared during the six months ended December 31, 2013 and 2012, respectively.

The weighted average grant date fair value of restricted stock units and performance share units granted during the six months ended December 31, 2013 and 2012, excluding performance share units that are earned based on our relative TSR, was $55.62 and $43.57, respectively, determined based on the market price of our common stock on the date of grant, which approximates the intrinsic value.

To estimate the grant date fair value of stock options and performance share units that are earned based on our relative TSR, we utilized a Monte-Carlo simulation model which simulates a range of our possible future stock prices and certain peer companies. Based on the Monte-Carlo simulation model, the grant date fair value of stock options and performance share units that are earned based on our relative TSR granted during the six months ended December 31, 2012 was $54.61 per share.

Share-Based Compensation Expense

Share-based compensation expense in the accompanying condensed consolidated statements of income, was $9.0 million and $19.4 million for the three and six months ended December 31, 2013, respectively, and $7.1 million and $11.1 million for the three and six months ended December 31, 2012, respectively. At December 31, 2013, the estimated total remaining unamortized share-based compensation expense, net of forfeitures, was $59.4 million, which we expect to recognize over a weighted-average period of 3.0 years.

12.	Defined Benefit Pension Plans

Our foreign subsidiaries sponsor various defined benefit pension plans and individual defined benefit arrangements covering certain eligible employees. We base the benefits under these pension plans on years of service and compensation levels. Funding is limited to statutory requirements.

The components of net pension expense were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Service cost — benefits earned during the period	$1,045	$1,007	$2,061	$1,983
Interest cost on projected benefits	867	823	1,711	1,629
Expected return on plan assets	(648)	(619)	(1,278)	(1,227)
Amortization of gain	205	115	404	215
Net pension expense	$1,469	$1,326	$2,898	$2,600

13.	Other Expense, Net

Other expense, net consists of the following (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Investment income	$(211)	$(301)	$(382)	$(420)
Foreign exchange gains	(3,768)	(3,195)	(13,896)	(6,203)
Losses on derivative instruments designated as hedges	2,643	3,128	8,257	6,620
Losses on derivative instruments not designated as hedges	2,158	—	7,265	—
(Gains) losses on asset sales	320	639	(2,479)	641
Loss on debt extinguishment(1)	60,184	—	63,328	—
Other expense	176	65	124	97
Other expense, net	$61,502	$336	$62,217	$735

(1)
Represents the redemption premium on the 2018 Senior Notes of $58.4 million, and the write-off of unamortized debt issuance costs associated with the repayment of the outstanding term loans under the Amended Credit Facility in July 2013 and the redemption of the 2018 Senior Notes in November 2013, net of the write-off of the unamortized premium on the 2018 Senior Notes (Note 10).

14. Provision For Income Taxes

We recorded an income tax provision of $12.5 million and $15.2 million for the three and six months ended December 31, 2013, respectively, and $9.2 million and $10.9 million for the three and six months ended December 31, 2012, respectively. The expected tax provision derived from applying the U.S. federal statutory rate to our pre-tax income for the three and six months ended December 31, 2013 differed from our recorded income tax provision primarily due to the recognition of a $29.7 million valuation allowance on our U.S. deferred tax assets.

Gross unrecognized tax benefits as of December 31, 2013 and June 30, 2013 were $13.2 million and $12.5 million, respectively. No significant interest and penalties have been accrued during the six months ended December 31, 2013.

Pursuant to the terms of the acquisition agreements, the sellers in our business combinations have indemnified us for all tax liabilities related to the pre-acquisition periods. We are liable for any tax assessments for the post-acquisition periods for our U.S. and foreign jurisdictions.

As of each reporting date, management considers all evidence, both positive and negative, that could impact our view with regards to future realization of deferred tax assets. As of December 31, 2013, management believes it is not more-likely-than-not that all of our U.S. net deferred tax assets will be realized in accordance with U.S. GAAP. Accordingly, during the three months ended December 31, 2013, we established a valuation allowance against our U.S. net deferred tax assets of $29.7 million, due to the limitation in our ability to utilize foreign tax credit carryforwards prior to the expiration of the carryforward periods. All available evidence was considered, including our U.S. cumulative income or loss position over the 12 quarters ended December 31, 2013 which included recent increases to interest expense. The U.S. cumulative loss position reduced the weight given to subjective evidence such as projections for future growth. As of each reporting date, our management considers new evidence, both positive and negative, that could impact management’s view with regards to future realization of deferred tax assets. We believe that our estimate of future taxable income is reasonable but inherently uncertain, and if our current or future operations and investments generate taxable income different than the anticipated amounts or US tax law changes reduce income expected in the future, adjustments to the valuation allowance are possible.

15.	Segment and Geographic Information

We have aggregated our operating segments into two reportable segments: EMEA and Americas. Our EMEA reportable segment encompasses our operations in Europe, the Middle East, Africa, Asia and Australia. Our Americas reportable segment encompasses our operations in North, Central and South America.

Our chief operating decision maker is our Chief Executive Officer. We evaluate the performance of our reportable segments based on revenues, income (loss) before provision for income taxes and adjusted EBITDA, a non-U.S. GAAP financial measure that represents U.S. GAAP net income (loss) excluding interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, restructuring charges, asset impairments and other costs associated with exit and disposal activities, acquisition and related costs, litigation related expenses and other (income) expense, net. We do not allocate certain costs to reportable segments, including costs related to our financing activities, business development and oversight, and tax, audit and other professional fees, to our reportable segments. Instead, we manage these costs at the Corporate level.

(in thousands)	EMEA	Americas	Corporate	Total
Three Months Ended December 31, 2013
Revenues	$127,766	$111,149	$—	$238,915
Income (loss) before provision for income taxes	44,803	28,217	(108,221)	(35,201)
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	11,412	18,082	100	29,594
Interest expense	14	27	28,490	28,531
Other (income) expense, net	2,412	(363)	59,453	61,502
Capital expenditures	2,231	10,536	—	12,767
Three Months Ended December 31, 2012
Revenues	$117,177	$92,055	$—	$209,232
Income (loss) before provision for income taxes	43,123	26,464	(37,983)	31,604
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	11,594	13,908	83	25,585
Interest expense	25	—	17,461	17,486
Other (income) expense, net	595	21	(280)	336
Capital expenditures	2,932	3,758	—	6,690
Six Months Ended December 31, 2013
Revenues	$249,729	$207,214	$—	$456,943
Income (loss) before provision for income taxes	92,563	52,061	(160,560)	(15,936)
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	22,198	32,288	211	54,697
Interest expense	28	26	55,406	55,460
Other expense, net	803	345	61,069	62,217
Capital expenditures	6,548	13,813	—	20,361
Total assets as of December 31, 2013	1,391,099	1,552,867	286,885	3,230,851
Total assets as of June 30, 2013	1,275,982	855,821	125,738	2,257,541
Six Months Ended December 31, 2012
Revenues	$227,269	$177,683	$—	$404,952
Income (loss) before provision for income taxes	83,819	57,665	(71,772)	69,712
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	22,868	26,753	159	49,780
Interest expense	28	—	34,758	34,786
Other expense, net	354	303	78	735
Capital expenditures	5,501	10,028	—	15,529

Geographic revenue information is based on the location of the customer and was as follows for the periods presented (in thousands):

	Europe *	United States	United Kingdom	Germany	All Other	Total
Three Months Ended December 31, 2013	72,577	85,373	27,821	24,040	29,104	238,915
Three Months Ended December 31, 2012	66,961	66,960	25,081	21,148	29,082	209,232
Six Months Ended December 31, 2013	139,694	156,885	54,692	48,006	57,666	456,943
Six Months Ended December 31, 2012	129,553	129,007	48,952	41,165	56,275	404,952
*    Excludes the United Kingdom and Germany.

16.	Subsequent Events

On February 5, 2014, we announced that the Audit Committee of our Board of Directors approved the payment of a quarterly dividend of $0.17 per share of outstanding common stock and per outstanding restricted stock unit. The dividends are payable on March 4, 2014 to stockholders and restricted stock unit holders of record at the close of business on February 19, 2014.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are identified by the use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies and include, but are not limited to, statements about: increase in customer demand for our software and services; growth rates for the automobile insurance claims industry; growth rates for vehicle purchases and car parcs; customer adoption rates for automated claims processing software and services; increases in customer spending on automated claims processing software and services; efficiencies resulting from automated claims processing; performance and benefits of our products and services; development or acquisition of claims processing products and services in areas other than automobile insurance; our relationship with insurance company customers as they continue global expansion; revenue growth resulting from the launch of new software and services; improvements in operating margins resulting from operational efficiency initiatives; increased utilization of our software and services resulting from increased severity; our expectations regarding the growth rates for vehicle insurance; changes in the amount of our existing unrecognized tax benefits; our revenue mix; our income taxes, including the periods during which tax benefits may be recognized; restructuring plans, potential restructuring charges and their impact on our revenues; our operating expense growth and operating expenses as a percentage of our revenues; stability of our development and programming costs; growth of our selling, general and administrative expenses; increase in total depreciation and amortization expense; increase in interest expense and possible impact of future foreign currency fluctuations; growth of our acquisition and related costs, including costs related to SRS; our ability to realize our U.S. deferred tax assets during the respective carryforward and reversal periods; our use of cash and liquidity position going forward; cash needs to service our debt; our ability to grow in all types of markets and the benefits of products and services of companies or assets we have acquired.

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

All percentage amounts and ratios were calculated using the underlying data in whole dollars and may reflect rounding adjustments. The operating results in this section include SRS, except as otherwise stated. Operating results for the three and six months ended December 31, 2013 are not necessarily indicative of the results that may be expected for any future period. We describe the effects on our results that are attributed to the change in foreign currency exchange rates by measuring the incremental difference between translating the current and prior period results at the monthly average rates for the same period from the prior year.

Overview of the Business

We are the leading global provider of software and services to the automobile insurance claims processing and decision support industries. At the core of our software and services are our proprietary databases, each of which has been adapted to our local markets. We also provide products and services that complement our insurance claims processing software and services and extend beyond our core offerings. These products and services include used vehicle validation, fraud detection software and services, disposition of salvage vehicles, service, maintenance and repair procedures, and data and analytics services used by automotive property and casualty insurers in the U.S. Our automobile insurance claims processing customers include insurance companies, collision repair facilities, independent assessors and automotive recyclers.

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

We serve over 165,000 customers and are active in over 65 countries across six continents with approximately 3,400 employees. Our customers include more than 4,000 automobile insurance companies, 60,500 collision repair facilities, 12,500 independent assessors, 45,000 service, maintenance and repair facilities and 43,000 automotive recyclers, auto dealers and others. We derive revenues from many of the world’s largest automobile insurance companies, including the ten largest automobile insurance companies in Europe and eight of the ten largest automobile insurance companies in North America.

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

Our chief operating decision maker is our Chief Executive Officer. We evaluate the performance of our reportable segments based on revenues, income (loss) before provision for income taxes and adjusted EBITDA, a non-U.S. GAAP financial measure that represents U.S. GAAP net income (loss) excluding interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, restructuring charges, asset impairments and other costs associated with exit and disposal activities, acquisition and related costs, litigation related expenses and other (income) expense, net. We do not allocate certain costs to reportable segments, including costs related to our financing activities, business development and oversight, and tax, audit and other professional fees, to our reportable segments. Instead, we manage these costs at the Corporate level.

The table below sets forth our revenues by reportable segment and as a percentage of our total revenues for the periods indicated (dollars in millions):

	Three Months Ended December 31,				Six Months Ended December 31,
	2013		2012		2013		2012
EMEA	$127.8	53.5%	$117.2	56.0%	$249.7	54.7%	$227.3	56.1%
Americas	111.1	46.5	92.0	44.0	207.2	45.3	177.7	43.9
Total	$238.9	100.0%	$209.2	100.0%	$456.9	100.0%	$405.0	100.0%

For the three and six months ended December 31, 2013, the United States, the United Kingdom and Germany were the only countries that individually represented more than 10% of our total revenues.

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

Our core offering is our estimating and workflow software, which is used by our insurance company, collision repair facility and independent assessor customers, representing the majority of our revenues. Our salvage and recycling software, business intelligence and consulting services, vehicle data validation, salvage disposition, driver violation reporting services, service, maintenance and repair solutions, and other offerings represent in the aggregate a smaller portion of our revenues. We believe that our estimating and workflow software will continue to represent the majority of our revenue for the foreseeable future.

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

Share-based compensation expense

Our share-based compensation expense represents the recognition of the grant-date fair value of stock awards granted to employees, officers, members of our board of directors and others pursuant to our equity compensation plans.

Depreciation and amortization

Depreciation includes depreciation attributable to buildings, leasehold improvements, data processing and computer equipment, purchased software, and furniture and fixtures. Amortization includes amortization attributable to software developed or obtained for internal use and intangible assets acquired in business combinations, particularly our acquisitions of Claims Services Group, Inc. ("CSG"), Explore and SRS.

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

Foreign currency. During the three and six months ended December 31, 2013, we generated approximately 64% and 66%, respectively, of our revenues and incurred a majority of our costs, in currencies other than the U.S. dollar, primarily the Euro, as compared to 68% during each of the three and six months ended December 31, 2012. We translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period for our consolidated statement of income and certain components of stockholders’ equity and the exchange rate at the end of that period for the consolidated balance sheet. These translations resulted in foreign currency translation adjustments of $11.6 million and $41.0 million for the three and six months ended December 31, 2013, respectively, and $13.2 million and $29.5 million for the three and six months ended December 31, 2012, respectively, which are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction (gains) losses recognized in our consolidated statements of income (loss) were $(1.1) million and $(5.6) million during the three and six months ended December 31, 2013, respectively, and $(0.1) million and $0.4 million during the three and six months ended December 31, 2012.

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

Period	Average Euro-to-U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2012	$1.25	$1.58
Quarter ended December 31, 2012	1.30	1.61
Quarter ended March 31, 2013	1.32	1.55
Quarter ended June 30, 2013	1.31	1.54
Quarter ended September 30, 2013	1.32	1.55
Quarter ended December 31, 2013	1.36	1.62

During the three months ended December 31, 2013 as compared to the three months ended December 31, 2012, the movement of the U.S. dollar against most major foreign currencies we use to transact our business was mixed. Relative to the Euro and the Pound Sterling, the average U.S. dollar weakened by 4.9% and 0.8%, respectively, which increased our revenues and expenses for the three months ended December 31, 2013 relating to the Euro markets in which we transact business and the United Kingdom. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in an increase or decrease, as the case may be, to our revenues of $7.7 million and $15.0 million during the three and six months ended December 31, 2013, respectively.

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

•
Sales of new and used vehicles. According to industry sources, global new light vehicle sales reached a record 83.4 million units in 2013. In markets where automobile insurance is generally government-mandated and claims processing is automated (“advanced markets”) sales are projected to grow at a 0.4% compound annual growth rate through 2020. In other markets, sales are projected to grow at a 5.8% compound annual growth rate through 2020. Fewer new light vehicle sales can result in fewer insured vehicles on the road and fewer automobile accidents, which can reduce the transaction-based fees that we generate.

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

Share-based compensation expense. We incurred pre-tax, non-cash share-based compensation charges of $9.0 million and $19.4 million for the three and six months ended December 31, 2013, respectively, and $7.1 million and $11.1 million for the three and six months ended December 31, 2012, respectively. We expect to recognize additional pre-tax, non-cash share-based compensation charges related to share-based awards outstanding at December 31, 2013. The estimated total remaining unamortized share-based compensation expense, net of forfeitures, was $59.4 million, which we expect to recognize over a weighted-average period of 3.0 years.

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

Results of Operations

Our results of operations include the results of operations of acquired companies from the date of the respective acquisitions.

The table below sets forth statement of income data, including the amount and percentage changes for the periods indicated (dollars in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2013	2012	Change		2013	2012	Change
	$	$	$	%	$	$	$	%
Revenues	238,915	209,232	29,683	14.2	456,943	404,952	51,991	12.8
Cost of revenues:
Operating expenses	54,758	45,102	9,656	21.4	104,509	87,442	17,067	19.5
Systems development and programming costs	21,636	20,543	1,093	5.3	41,208	38,400	2,808	7.3
Total cost of revenues (excluding depreciation and amortization)	76,394	65,645	10,749	16.4	145,717	125,842	19,875	15.8
Selling, general & administrative expenses	62,076	50,921	11,155	21.9	116,796	97,806	18,990	19.4
Share-based compensation expense	9,011	7,095	1,916	27.0	19,398	11,119	8,279	74.5
Depreciation and amortization	29,594	25,585	4,009	15.7	54,697	49,780	4,917	9.9
Restructuring charges, asset impairments and other costs associated with exit and disposal activities	720	1,739	(1,019)	(58.6)	1,111	3,193	(2,082)	(65.2)
Acquisition and related costs	6,288	8,821	(2,533)	(28.7)	17,483	11,979	5,504	45.9
Interest expense	28,531	17,486	11,045	63.2	55,460	34,786	20,674	59.4
Other expense, net	61,502	336	61,166	18,204.2	62,217	735	61,482	8,364.9
	274,116	177,628	96,488	54.3	472,879	335,240	137,639	41.1
Income (loss) before provision for income taxes	(35,201)	31,604	(66,805)	(211.4)	(15,936)	69,712	(85,648)	(122.9)
Income tax provision	12,513	9,156	3,357	36.7	15,209	10,853	4,356	40.1
Net income (loss)	(47,714)	22,448	(70,162)	(312.6)	(31,145)	58,859	(90,004)	(152.9)
Less: Net income attributable to noncontrolling interests	3,339	2,680	659	24.6	6,217	5,450	767	14.1
Net income (loss) attributable to Solera Holdings, Inc.	(51,053)	19,768	(70,821)	(358.3)	(37,362)	53,409	(90,771)	(170.0)

The table below sets forth our statement of income data expressed as a percentage of revenues for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Operating expenses	22.9	21.6	22.9	21.6
Systems development and programming costs	9.1	9.8	9.0	9.5
Total cost of revenues (excluding depreciation and amortization)	32.0	31.4	31.9	31.1
Selling, general & administrative expenses	26.0	24.3	25.6	24.2
Share-based compensation expense	3.8	3.4	4.2	2.7
Depreciation and amortization	12.4	12.2	12.0	12.3
Restructuring charges, asset impairments and other costs associated with exit and disposal activities	0.3	0.8	0.2	0.8
Acquisition and related costs	2.6	4.2	3.8	3.0
Interest expense	11.9	8.4	12.1	8.6
Other expense, net	25.7	0.2	13.6	0.2
	114.7	84.9	103.4	82.9
Income (loss) before provision for income taxes	(14.7)	15.1	(3.5)	17.2
Income tax provision	5.2	4.4	3.3	2.7
Net income (loss)	(20.0)	10.7	(6.8)	14.5
Less: Net income attributable to noncontrolling interests	1.4	1.3	1.4	1.3
Net income (loss) attributable to Solera Holdings, Inc.	(21.4)%	9.4%	(8.2)%	13.2%

Revenues

Three Months Ended December 31, 2013 vs. Three Months Ended December 31, 2012. During the three months ended December 31, 2013, revenues increased $29.7 million, or 14.2%, and include revenues from SRS of $14.8 million. After adjusting for changes in foreign currency exchange rates and excluding revenues from SRS, revenues increased $13.2 million, or 6.3%, during the three months ended December 31, 2013 due to revenue growth in both our Americas and EMEA segments.

Our EMEA revenues increased $10.6 million, or 9.0%, to $127.8 million. After adjusting for changes in foreign currency exchange rates, EMEA revenues increased $7.1 million, or 6.0%, during the three months ended December 31, 2013 resulting from incremental revenue contributions from recently-acquired businesses, and growth in transaction revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

Our Americas revenues increased $19.1 million, or 20.7%, to $111.1 million and include revenues from SRS of $14.8 million. After adjusting for changes in foreign currency exchange rates and excluding revenues from SRS, Americas revenues increased $6.1 million, or 6.6%, during the three months ended December 31, 2013 resulting from incremental revenue contributions from recently-acquired businesses other than SRS, revenue growth in our AudaExplore re-underwriting business due to an increase in drivers and households monitored, and growth in transaction and subscription revenues from sales to new customers and increased transaction volume from and sales of new software and services to new and existing customers, offset by a decline in revenue in our AudaExplore claims-related business due to the non-renewal of a customer agreement with a top U.S. insurance company, as previously announced in December 2011, that completed its transition to a new provider in December 2012.

We expect AudaExplore to continue to expand its Explore re-underwriting offerings into additional U.S. states, and we expect AudaExplore's revenues to increase in connection with this expansion.

Six Months Ended December 31, 2013 vs. Six Months Ended December 31, 2012. During the six months ended December 31, 2013, revenues increased $52.0 million, or 12.8%, and include revenues from SRS of $14.8 million. After adjusting for changes in foreign currency exchange rates and excluding revenues from SRS, revenues increased $33.7 million, or 8.3%, during the six months ended December 31, 2013 due to revenue growth in both our EMEA and Americas segments.

Our EMEA revenues increased $22.5 million, or 9.9%, to $249.7 million. After adjusting for changes in foreign currency exchange rates, EMEA revenues increased $15.6 million, or 6.8%, during the six months ended December 31, 2013 resulting from growth in transaction revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers, and incremental revenue contributions from recently-acquired businesses.

Our Americas revenues increased $29.5 million, or 16.6%, to $207.2 million and include revenues from SRS of $14.8 million. After adjusting for changes in foreign currency exchange rates and excluding revenues from SRS, Americas revenues increased $18.1 million, or 10.2%, during the six months ended December 31, 2013 resulting from incremental revenue contributions from recently-acquired businesses other than SRS, revenue growth in our AudaExplore re-underwriting business due to an increase in drivers and households monitored, and growth in transaction and subscription revenues from sales to new customers and increased transaction volume from and sales of new software and services to new and existing customers, offset by a decline in revenue in our AudaExplore claims-related business due to the non-renewal of a customer agreement with a top U.S. insurance company, as previously announced in December 2011, that completed its transition to a new provider in December 2012.

Set forth below are revenues from each of our principal customer categories and as a percentage of revenues for the periods indicated (dollars in millions):

	Three Months Ended December 31,				Six Months Ended December 31,
	2013		2012		2013		2012
Insurance companies	$96.3	40.3%	$98.3	47.0%	$191.2	41.8%	$187.4	46.2%
Collision repair facilities	72.2	30.2	65.7	31.4	141.1	30.9	130.0	32.1
Independent assessors	20.0	8.4	18.7	8.9	39.8	8.7	36.3	9.0
Service, maintenance and repair facilities	14.8	6.2	—	—	14.8	3.2	—	—
Automotive recyclers, salvage and others	35.6	14.9	26.5	12.7	70.0	15.4	51.3	12.7
Total	$238.9	100.0%	$209.2	100.0%	$456.9	100.0%	$405.0	100.0%

Revenue growth for each of our customer categories was as follows:

	Three Months Ended December 31, 2013		Six Months Ended December 31, 2013
(dollars in millions)	Revenue Growth	Percentage Change	Revenue Growth	Percentage Change
Insurance companies	$2.5	2.6%	$8.7	4.7%
Collision repair facilities	6.5	10.0	11.1	8.5
Independent assessors	1.3	7.1	3.5	9.9
Service, maintenance and repair facilities	14.8	100.0	14.8	100.0
Automotive recyclers, salvage and others	4.6	14.9	13.9	24.9
Total	$29.7	14.2%	$52.0	12.8%

Revenue growth for each of our customer categories after adjusting for changes in foreign currency exchange rates was as follows:

	Three Months Ended December 31, 2013		Six Months Ended December 31, 2013
(dollars in millions)	Revenue Growth	Percentage Change	Revenue Growth	Percentage Change
Insurance companies	$2.3	2.5%	$8.2	4.5%
Collision repair facilities	5.7	8.7	9.4	7.2
Independent assessors	0.7	3.7	2.2	6.1
Service, maintenance and repair facilities	14.8	100.0	14.8	100.0
Automotive recyclers, salvage and others	4.5	14.6	13.9	25.0
Total	$28.0	13.4%	$48.5	12.0%

Revenues from service, maintenance and repair facilities represent revenue contributions from our acquisition of SRS. The increase in revenues from automotive recyclers, salvage and others during the three and six months ended December 31, 2013 is primarily due to revenue contributions from recently-acquired businesses.

Operating expenses

Three Months Ended December 31, 2013 vs. Three Months Ended December 31, 2012. During the three months ended December 31, 2013, operating expenses increased $9.7 million, or 21.4%, and include operating expenses from SRS of $3.5 million. After adjusting for changes in foreign currency exchange rates and excluding operating expenses of SRS, operating expenses increased $5.8 million, or 12.9%, during the three months ended December 31, 2013 primarily due to an increase in operating expenses in our Americas and EMEA segments.

Our EMEA operating expenses increased $2.9 million, or 13.7%. After adjusting for changes in foreign currency exchange rates, EMEA operating expenses increased $2.2 million, or 10.5%, during the three months ended December 31, 2013 primarily due to increase in personnel related expenses and incremental operating expenses contributions from recently-acquired businesses, mainly personnel related expenses.

Our Americas operating expenses increased $6.8 million or 28.4%, and include operating expenses from SRS of $3.5 million. After adjusting for changes in foreign currency exchange rates and excluding operating expenses of SRS, Americas operating expenses increased $3.6 million, or 15.0%, during the three months ended December 31, 2013 primarily due to incremental operating expenses contributions from recently-acquired businesses other than SRS, mainly personnel related expenses, increase in third party license fees and purchased data costs, and an increase in the costs of data purchased from state departments of motor vehicles consistent with the revenue growth in our AudaExplore re-underwriting business.

We expect AudaExplore's operating expenses, primarily relating to costs for data utilized in Explore's re-underwriting offerings, to increase in absolute dollars as AudaExplore expands its offerings into additional U.S. states.

Six Months Ended December 31, 2013 vs. Six Months Ended December 31, 2012. During the six months ended December 31, 2013, operating expenses increased $17.1 million, or 19.5%, and include operating expenses from SRS of $3.5 million. After adjusting for changes in foreign currency exchange rates and excluding operating expenses of SRS, operating expenses increased $12.8 million, or 14.7%, during the six months ended December 31, 2013 primarily due to an increase in operating expenses in our Americas and EMEA segments.

Our EMEA operating expenses increased $6.0 million, or 14.3%. After adjusting for changes in foreign currency exchange rates, EMEA operating expenses increased $4.7 million, or 11.2%, during the six months ended December 31, 2013 primarily due to increase in personnel related expenses and incremental operating expenses contributions from recently-acquired businesses, mainly personnel related expenses.

Our Americas operating expenses increased $11.1 million or 24.5%, and include operating expenses from SRS of $3.5 million. After adjusting for changes in foreign currency exchange rates and excluding operating expenses of SRS, Americas operating expenses increased $8.2 million, or 18.0%, during the six months ended December 31, 2013 primarily due to incremental operating expenses contributions from recently-acquired businesses other than SRS, mainly personnel related expenses and purchased data costs, increase in third party license fees and an increase in the costs of data purchased from state departments of motor vehicles consistent with the revenue growth in our AudaExplore re-underwriting business.

Systems development and programming costs

Three Months Ended December 31, 2013 vs. Three Months Ended December 31, 2012. During the three months ended December 31, 2013, systems development and programming costs (“SD&P”) increased $1.1 million, or 5.3%, and include SD&P from SRS of $1.6 million. After adjusting for changes in foreign currency exchange rates and excluding SD&P of SRS, SD&P decreased $0.8 million, or 3.8%, during the three months ended December 31, 2013 primarily due to a decrease in SD&P expenses in our EMEA and Americas segment.

Our EMEA SD&P decreased $0.2 million, or 1.3%. After adjusting for changes in foreign currency exchange rates, EMEA SD&P decreased $0.5 million, or 4.7%, during the three months ended December 31, 2013 primarily due to a decrease in external programming costs resulting from ongoing expense reduction initiatives.

Our Americas SD&P increased $1.3 million, or 13.9%, and include SD&P from SRS of $1.6 million. After adjusting for changes in foreign currency exchange rates and excluding SD&P of SRS, Americas SD&P decreased $0.3 million, or 2.9%, during the three months ended December 31, 2013 primarily due to a decrease in external programming costs resulting from ongoing expense reduction initiatives, partially offset by incremental SD&P contributions from recently-acquired businesses other than SRS.

Six Months Ended December 31, 2013 vs. Six Months Ended December 31, 2012. During the six months ended December 31, 2013, SD&P increased $2.8 million, or 7.3%, and include SD&P from SRS of $1.6 million. After adjusting for changes in foreign currency exchange rates and excluding SD&P of SRS, SD&P increased $0.6 million, or 1.6%, during the six months ended December 31, 2013 primarily due to an increase in SD&P expenses in our Americas segment.

Our EMEA SD&P remained flat. After adjusting for changes in foreign currency exchange rates, EMEA SD&P decreased $0.8 million, or 3.7%, during the six months ended December 31, 2013 primarily due to a decrease in external programming costs resulting from ongoing expense reduction initiatives.

Our Americas SD&P increased $2.8 million, or 17.9%, and include SD&P from SRS of $1.6 million. After adjusting for changes in foreign currency exchange rates and excluding SD&P of SRS, Americas SD&P increased $1.4 million, or 8.8%, during the six months ended December 31, 2013 primarily due to an increase in personnel related expenses resulting from increased investment in new product development at AudaExplore and incremental SD&P contributions from recently-acquired businesses other than SRS, mainly personnel related expenses.

Selling, general and administrative expenses

Three Months Ended December 31, 2013 vs. Three Months Ended December 31, 2012. During the three months ended December 31, 2013, selling, general and administrative expenses (“SG&A”) increased $11.2 million, or 21.9%, and include SG&A from SRS of $4.0 million. After adjusting for changes in foreign currency exchange rates and excluding SG&A of SRS, SG&A increased $6.7 million, or 13.1%, primarily due to a $6.1 million increase in personnel related expenses in our EMEA and Americas segments due to continued growth in our business and incremental SG&A contributions from recently-acquired businesses other than SRS of $1.7 million, partially offset by a $0.9 million decrease in professional fees.

Six Months Ended December 31, 2013 vs. Six Months Ended December 31, 2012. During the six months ended December 31, 2013, selling, general and administrative expenses (“SG&A”) increased $19.0 million, or 19.4%, and include SG&A from SRS of $4.0 million. After adjusting for changes in foreign currency exchange rates and excluding SG&A of SRS, SG&A increased $14.2 million, or 14.6%, primarily due to a $7.6 million increase in personnel related expenses in our EMEA and Americas segments due to continued growth in our business, incremental SG&A contributions from recently-acquired businesses other than SRS of $4.0 million, a $0.8 million increase in facilities expense, a $0.8 million increase in professional fees and a $1.0 million increase in other administrative expenses.

Notwithstanding the impact of fluctuations in the value of the U.S. dollar versus certain foreign currencies in which we transact business, we expect SG&A to continue to increase in the future in absolute dollars as we continue to expand our business into new markets, incur costs related to acquisitions and continue to incur costs associated with being a public company.

Share-based compensation expense

Three Months Ended December 31, 2013 vs. Three Months Ended December 31, 2012; Six Months Ended December 31, 2013 vs. Six Months Ended December 31, 2012. During the three months ended December 31, 2013, share-based compensation expense increased $1.9 million, or 27.0%. During the six months ended December 31, 2013, share-based compensation expense increased $8.3 million, or 74.5%. The increase is primarily due to share-based compensation expense associated with the long-term incentive awards granted to our executive officers in March 2013 and more extensive use of equity-based incentive compensation in our compensation plans to incent personnel for continued contributions to increasing our profitability and value during the first phase of our previously-announced financial mission, Mission 2020.

Depreciation and amortization

Three Months Ended December 31, 2013 vs. Three Months Ended December 31, 2012. During the three months ended December 31, 2013, depreciation and amortization increased by $4.0 million, or 15.7%, and include depreciation and amortization contributions from SRS of $4.5 million. After adjusting for changes in foreign currency exchange rates and excluding depreciation and amortization of SRS, depreciation and amortization decreased $0.7 million, or 2.7% for the three months ended December 31, 2013 primarily due to the continued decrease in amortization expense related to the intangible assets acquired in the CSG Acquisition and the acquisition of Explore since these intangible assets are being amortized on an accelerated basis.

Six Months Ended December 31, 2013 vs. Six Months Ended December 31, 2012. During the six months ended December 31, 2013, depreciation and amortization increased by $4.9 million, or 9.9%, and include depreciation and amortization contributions from SRS of $4.5 million. After adjusting for changes in foreign currency exchange rates and excluding depreciation and amortization of SRS, depreciation and amortization remained flat for the six months ended December 31, 2013 primarily due to the additional intangibles amortization expense associated with recently-acquired businesses other than SRS, offset by the continued decrease in amortization expense related to the intangible assets acquired in the CSG Acquisition and the acquisition of Explore since these intangible assets are being amortized on an accelerated basis.

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

Restructuring charges, asset impairments and other costs associated with exit and disposal activities

Three Months Ended December 31, 2013 vs. Three Months Ended December 31, 2012; Six Months Ended December 31, 2013 vs. Six Months Ended December 31, 2012. During the three months ended December 31, 2013 and 2012, we incurred restructuring charges, asset impairments and other costs associated with exit and disposal activities of $0.7 million and $1.7 million, respectively. During the six months ended December 31, 2013 and 2012, we incurred restructuring charges, asset impairments and other costs associated with exit and disposal activities of $1.1 million and $3.2 million, respectively.

The restructuring charges, asset impairments and other costs associated with exit and disposal activities incurred during the three and six months ended December 31, 2013 and 2012, respectively, consist primarily of employee termination benefits related to ongoing restructuring initiatives. The remaining unpaid restructuring charges incurred under these restructuring plans are expected to be paid in fiscal year 2014.

We expect to incur additional restructuring charges in future years as we continue to undertake additional efforts to improve efficiencies in our business.

Acquisition and related costs

Three Months Ended December 31, 2013 vs. Three Months Ended December 31, 2012; Six Months Ended December 31, 2013 vs. Six Months Ended December 31, 2012. We incurred acquisition and related costs of $6.3 million and $8.8 million, during the three months ended December 31, 2013 and 2012, respectively, and $17.5 million and $12.0 million during the six months ended December 31, 2013 and 2012, respectively.

Acquisition and related costs incurred during the three months ended December 31, 2013 and 2012 consist primarily of contingent purchase consideration that is deemed compensatory in nature and other costs associated with completed acquisitions of $6.8 million and $7.1 million, respectively, and legal and professional fees incurred in connection with completed and contemplated business combinations of $3.0 million and $1.7 million, respectively.

Acquisition and related costs incurred during the six months ended December 31, 2013 and 2012 consist primarily of contingent purchase consideration that is deemed compensatory in nature and other costs associated with completed acquisitions of $15.4 million and $8.8 million, respectively, and legal and professional fees incurred in connection with completed and contemplated business combinations of $4.6 million and $3.2 million, respectively.

Acquisition and related costs incurred during the three and six months ended December 31, 2013 also reflects a $2.5 million cash payment received from SRS at closing which was intended to reimburse us for a portion of the direct and incremental costs we incurred related to the acquisition.

We expect to incur additional acquisition and related costs in future years as we continue to pursue potential business combinations and asset acquisitions as part of our plan to grow our business.

Interest expense

Three Months Ended December 31, 2013 vs. Three Months Ended December 31, 2012; Six Months Ended December 31, 2013 vs. Six Months Ended December 31, 2012. During the three and six months ended December 31, 2013, interest expense increased $11.0 million and $20.7 million, respectively, due to interest expense related to the 2021 Senior Notes issued in July 2013 and November 2013 and the 2023 Senior Notes issued in November 2013.

We expect that our annual interest expense will increase in fiscal year 2014, as compared to fiscal year 2013, as a result of the interest on our 2021 Senior Notes and 2023 Senior Notes.

Other Expense, Net

Three Months Ended December 31, 2013 vs. Three Months Ended December 31, 2012. During the three months ended December 31, 2013, other expense, net increased $61.2 million due primarily to a $60.2 million loss on debt extinguishment associated with the redemption of our 2018 Senior Notes in November 2013 and a $1.7 million increase in net losses on derivative instruments, partially offset by $0.6 million increase in net foreign currency transaction gains on transactions denominated in a currency other than the functional currency of the local company.

Six Months Ended December 31, 2013 vs. Six Months Ended December 31, 2012. During the six months ended December 31, 2013, other expense, net increased $61.5 million due primarily to a $63.3 million loss on debt extinguishment associated with the redemption of our 2018 Senior Notes in November 2013 and the repayment of the outstanding term loans under our Amended Credit Facility in July 2013, and a $8.9 million increase in net losses on derivative instruments, partially offset by a $7.7 million increase in net foreign currency transaction gains on transactions denominated in a currency other than the functional currency of the local company and a $3.1 million gain from asset sales.

Income tax provision

Three Months Ended December 31, 2013 vs. Three Months Ended December 31, 2012. During the three months ended December 31, 2013 and 2012, we recorded an income tax provision of $12.5 million and $9.2 million, respectively. The increase in the income tax provision is due primarily to establishing a $29.7 million valuation allowance on our U.S. deferred tax assets during the three months ended December 31, 2013

Six Months Ended December 31, 2013 vs. Six Months Ended December 31, 2012. During the six months ended December 31, 2013 and 2012, we recorded an income tax provision of $15.2 million and $10.9 million, respectively. The increase in the income tax provision is primarily due to establishing a $29.7 million valuation allowance on our U.S. deferred tax assets during the six months ended December 31, 2013 and the release of the valuation allowance on our Dutch deferred tax assets during the six months ended December 31, 2012, partially offset by the tax benefit recognized during the six months ended December 31, 2013 related to costs associated with the redemption of the 2018 Senior Notes.

Our income tax provision for the three and six months ended December 31, 2013 is not necessarily indicative of the effective tax rate that may be expected for fiscal year 2014.

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

As of December 31, 2013, management believes it is not more-likely-than-not that all of our U.S. net deferred tax assets will be realized in accordance with U.S. GAAP. Accordingly, we established a partial valuation allowance against our U.S. net deferred tax assets of $29.7 million, due to the limitation in our ability to utilize foreign tax credit carryforwards prior to the expiration of the carryforward periods.

We are subject to periodic changes in the amount of our income tax provision and these changes could adversely affect our operating results; we may not be able to utilize all of our tax benefits before they expire.

Our effective tax rate could be adversely affected by our mix of earnings in countries with high versus low tax rates; by changes in the valuation of our deferred tax assets and liabilities; by a change in our assertion that our foreign earnings are indefinitely reinvested; by the outcomes of examinations, audits or disputes by or with relevant tax authorities; or by changes in tax laws and regulations. There have been several U.S. domestic and international laws which recently expired or were enacted that could continue to have a material adverse impact on our tax expense.

Our ability to utilize certain U.S. tax deferred tax assets is dependent upon generating sufficient taxable income before the expiration of the carryforward period. The decrease in our U.S. taxable income, including recent increases in interest expense resulted in a decrease in the amount of U.S. deferred tax assets considered realizable. Our projections of future taxable income required to fully realize the recorded amount of the net deferred tax asset reflect numerous assumptions about our operating business and investments, and are subject to change as conditions change specific to our operating business, investments or general economic conditions. Adverse changes in certain jurisdictions could result in the need to increase the deferred tax asset valuation allowance resulting in a charge against earnings.

Significant judgment is required to apply the recognition and measurement criteria prescribed in ASC Topic No. 740-10, Income Taxes. In addition, ASC Topic No. 740-10 applies to all income tax positions, including the potential recovery of previously paid taxes which, if settled unfavorably, could adversely impact our provision for income taxes or additional paid-in capital. We record unrecognized tax benefits as liabilities in accordance with ASC Topic No. 740 and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available

Liquidity and Capital Resources

Our principal sources of cash have included cash generated from operations, proceeds from our May 2007 initial public offering and our November 2008 secondary public stock offering, borrowings under our senior secured credit facilities and the proceeds from the issuance of the 2018 Senior Notes, the 2021 Senior Notes and the 2023 Senior Notes. Our principal uses of cash have been, and we expect them to continue to be, for business combinations, debt service, dividends, stock repurchases, capital expenditures and working capital.

In July 2013, we issued senior unsecured notes due 2021 in the aggregate principal amount of $850 million (the “2021 Senior Notes”), resulting in net proceeds of $845.6 million. The 2021 Senior Notes accrue interest at 6.000% per annum, payable semi-annually, and become due and payable on June 15, 2021. We used $289.5 million of the net proceeds from the issuance of the 2021 Senior Notes to repay in full all of the outstanding term loans under our Amended and Restated First Lien Credit and Guaranty Agreement (the “Amended Credit Facility”), including accrued unpaid interest through the repayment date. Upon repayment of the outstanding term loans, the Amended Credit Facility was terminated. We intend to use the remainder of the net proceeds for working capital and other general corporate purposes, including strategic initiatives such as future acquisitions, joint ventures, investments or other business development opportunities.

In November 2013, we issued additional 2021 Senior Notes in the aggregate principal amount of $510.0 million under the indenture governing the outstanding 2021 Senior Notes that were issued in July 2013. The 2021 Senior Notes were issued at an original issue price of 101.75% plus accrued interest from July 2013.

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

In November 2013, we also issued senior unsecured notes due 2023 in the aggregate principal amount of $340.0 million (the “2023 Senior Notes”). The 2023 Senior Notes accrue interest at 6.125% per annum, payable semi-annually, and become due and payable on November 1, 2023.

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

Upon the occurrence of a change of control, we are required to offer to redeem the 2021 Senior Notes and the 2023 Senior Notes at a redemption price equal to 101% of the principal amount of the notes redeemed, plus accrued and unpaid interest, if any, through the redemption date.

We used the net proceeds from the November 2013 issuance of the 2021 Senior Notes and the 2023 Senior Notes of $855.8 million, together with existing cash on hand, to redeem the outstanding senior unsecured notes due June 2018 (the “2018 Senior Notes”). The redemption price for the 2018 Senior Notes was $932.8 million, consisting of (i) the unpaid principal amount of the 2018 Senior Notes of $850.0 million, (ii) accrued unpaid interest through the redemption date of $24.4 million, and (iii) a redemption premium of $58.4 million.

The 2021 Senior Notes and the 2023 Senior Notes contain certain covenants including, among others, restrictions related to dividends, distributions, repurchases of equity, prepayments of debt or additional indebtedness, investments; liens on assets; mergers with another company, dispositions of assets, and transactions with affiliates. We are in compliance with the specified financial covenants of the 2021 Senior Notes and the 2023 Senior Notes at December 31, 2013.

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

In November 2011, our Board of Directors approved a share repurchase program for up to a total of $180 million of our common stock through November 20, 2013. In October 2013, our Board of Directors approved a new share repurchase program, replacing the share repurchase program authorized in November 2011, for up to a total of $200 million of our common stock through November 10, 2015. Share repurchases are made from time to time, through an accelerated stock purchase agreement, in open market transactions at prevailing market prices or in privately negotiated transactions. The repurchase program does not require us to purchase any specific number or amount of shares, and the timing and amount of such purchases will be determined by management based upon market conditions and other factors. In addition, the program may be amended or terminated at the discretion of our Board of Directors. Through September 30, 2013, we repurchased approximately 2.9 million shares for $136.6 million under the share repurchase program that was authorized in November 2011. Through December 31, 2013, we have repurchased approximately 0.2 million shares for $9.8 million under the share repurchase program that was authorized in October 2013.

On December 3, 2013, we paid a quarterly cash dividend with a value of $0.17 per outstanding share of common stock and per outstanding restricted stock unit to our stockholders and restricted stock unit holders of record on November 20, 2013. The aggregate dividend payments for the six months ended December 31, 2013 was $23.6 million. On February 5, 2014, we announced that the Audit Committee of our Board of Directors approved the payment of a quarterly dividend of $0.17 per outstanding share of common stock and per outstanding restricted stock unit. The dividends are payable on March 4, 2014 to stockholders and restricted stock unit holders of record at the close of business on February 19, 2014. Any determination to pay dividends in future periods will be at the discretion of our Board of Directors. The indenture governing our senior unsecured notes include restrictions on our ability to pay dividends on our common stock.

As of December 31, 2013, we had cash and cash equivalents of $710.9 million. At December 31, 2013, our total current and long-term debt obligations were $1.7 billion, consisting of $1.4 billion related to the 2021 Senior Notes and $340.0 million related to the 2023 Senior Notes.

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

The following summarizes our primary sources and uses of cash in the periods presented (in millions):

	Six Months Ended December 31,
	2013	2012	Change
Operating activities	$127.1	$113.8	$13.3
Investing activities	(351.9)	(133.7)	(218.2)
Financing activities	465.1	(48.8)	513.9

Operating activities. The $13.3 million increase in cash provided by operating activities was primarily attributable to changes in working capital.

Investing activities. The $218.2 million increase in cash used in investing activities was primarily attributable to the $289.2 million paid to acquire SRS in November 2013, an increase in capital expenditures of $4.8 million and an increase in acquisitions and capitalization of intangible assets of $4.4 million.

Financing activities. The $513.9 million increase in cash provided by financing activities was primarily attributable to the proceeds from the issuance of the 2021 Senior Notes and the 2023 Senior Notes, net of the repayment of the outstanding term loans under the Amended Credit Facility and the redemption of the 2018 Senior Notes, including the payment of the redemption premium, of $503.7 million. Also contributing to the increase is the $14.1 million paid to acquire additional shares of AUTOonline in October 2012 and an increase in cash proceeds received from our employee stock purchase plan and the exercise of stock options of $5.0 million. The increase in cash provided by financing activities is offset by a $3.9 million increase in stock repurchases due to the adoption of a new share repurchase program in November 2013 and a $6.2 million increase in dividend payment due to the increase in our annual dividend to $0.68 per share in fiscal year 2014.

Off-Balance Sheet Arrangements and Related Party Transactions

As of December 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Certain minority stockholders of our international subsidiaries are also commercial purchasers and users of our software and services. Revenue transactions with all of the individual minority stockholders in the aggregate were less than 10% of our consolidated revenue for the six months ended December 31, 2013 and 2012, respectively, and aggregate accounts receivable from the minority stockholders represent less than 10% of consolidated accounts receivable at December 31, 2013 and June 30, 2013, respectively.

On February 12, 2013, we entered into a Facilities Use Agreement with Aquila Guest Ranch, LLC (“AGR"), an entity owned by the family of our Chief Executive Officer, Tony Aquila, pursuant to which we shall pay AGR a fixed annual fee of $140,000 in exchange for our use during calendar year 2013 of certain guest ranch facilities in Wyoming (the "Wyoming Facility"). On December 26, 2013, we entered into an amendment to the Facilities Use Agreement with AGR and Chaparral Lane Investment, LLC ("CLI"), an entity owned by our Chief Executive Officer and his family, to (i) add an additional facility in Roanoke, Texas (the "Roanoke Facility") to the Facilities Use Agreement and (ii) increase the fixed annual fee to $170,000 in exchange for our use during calendar year 2014 of the Wyoming Facility. This fee increase is due to increased operating expenses of the Wyoming Facility and an increase in the number of days during which we use the Wyoming Facility.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in our consolidated financial statements. On an ongoing basis, we evaluate estimates. We base our estimates on historical experiences and assumptions which we believe to be reasonable under the circumstances. These estimates form the basis for our judgments that affect the amounts reported in the consolidated financial statements. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 to our audited consolidated financial statements for the year ended June 30, 2013 and our critical accounting policies are more fully described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each of which are included in our Annual Report on Form 10-K for the year ended June 30, 2013 filed with the SEC on August 23, 2013. There have been no significant changes in our critical accounting policies and estimates during the six months ended December 31, 2013.

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

Period	Average Euro-to-U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2012	$1.25	$1.58
Quarter ended December 31, 2012	1.30	1.61
Quarter ended March 31, 2013	1.32	1.55
Quarter ended June 30, 2013	1.31	1.54
Quarter ended September 30, 2013	1.32	1.55
Quarter ended December 31, 2013	1.36	1.62

During the three months ended December 31, 2013 as compared to the three months ended December 31, 2012, the movement of the U.S. dollar against most major foreign currencies we use to transact our business was mixed. Relative to the Euro and the Pound Sterling, the average U.S. dollar weakened by 4.9% and 0.8%, respectively, which increased our revenues and expenses for the three months ended December 31, 2013 relating to the Euro markets in which we transact business and the United Kingdom. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in an increase or decrease, as the case may be, to our revenues of $7.7 million and $15.0 million during the three and six months ended December 31, 2013, respectively.

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

During the three and six months ended December 31, 2013, we recognized net foreign currency transaction (gains) losses in our consolidated statements of income (loss) of $(1.1) million and $(5.6) million, respectively. During the three and six months ended December 31, 2012, we recognized net foreign currency transaction (gains) losses in our consolidated statements of income (loss) of $(0.1) million and $0.4 million, respectively.

Interest Rate Risk

Our outstanding long-term debt as of December 31, 2013 consists entirely of senior unsecured notes that bear interest at a fixed interest rate. Accordingly, we are not subject to interest rate risk.

ITEM 4.	CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures and, based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

Changes in Internal Controls

We did not identify any changes in our internal control over financial reporting that occurred during the second quarter of fiscal year 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We derive a substantial portion of our revenues from sales to large insurance companies and collision repair facilities that have relationships with these insurance companies. During the six months ended December 31, 2013, we derived 16.7% of our revenues from our ten largest insurance company customers. The largest three of these customers accounted for 2.7%, 2.5%, and 2.3%, respectively, of our revenues during the six months ended December 31, 2013. A loss of one or more of these customers would result in a significant decrease in our revenues, including the business generated by collision repair facilities associated with those customers. Furthermore, many of our arrangements with European customers are terminable by them on short notice or at any time. In addition, disputes with customers may lead to delays in payments to us, terminations of agreements or litigation. Additional terminations or non-renewals of customer contracts or reductions in business from our large customers would harm our business, financial condition and results of operations.

Our industry is highly competitive, and our failure to compete effectively could result in a loss of customers and market share, which could harm our revenues and operating results.

The markets for our automobile insurance claims processing software and services are highly competitive. In the United
States, our principal competitors are CCC Information Services Group Inc. and Mitchell International Inc. In Europe, our principal competitors are EurotaxGlass’s Group, DAT GmbH and GT Motive Einsa Group. Mitchell International recently consummated a strategic relationship with GT Motive Einsa Group, including an equity investment. We also encounter regional or country-specific competition in the markets for automobile insurance claims processing software and services and our other products and services. For example Experian® is our principal competitor in the United Kingdom in the vehicle validation market, car.tv is our principal competitor in Germany in the online salvage vehicle disposition market and ChoicePoint is our principal competitor in the United States in the automobile reunderwriting solutions market. ALLDATA and Mitchell1 are the main competitors to our SRS joint venture in the service, maintenance and repair solutions market in the U.S. If one or more of our competitors develop software or services that are superior to ours or are more effective in marketing their software or services, our market share could decrease, thereby reducing our revenues. In addition, if one or more of our competitors retain existing or attract new customers for which we have developed new software or services, we may not realize expected revenues from these new offerings, thereby reducing our profitability.

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

We derive most of our revenues, and incur most of our costs, including a portion of our debt service costs, in currencies other than the U.S. dollar, mainly the Euro. In our historical financial statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period for our consolidated statement of income and certain components of stockholders’ equity or the exchange rate at the end of that period for the consolidated balance sheet. These translations resulted in a net foreign currency translation adjustment of $41.0 million and $29.5 million for the six months ended December 31, 2013 and 2012, respectively, which are recorded as a component of accumulated other comprehensive income (loss) in the stockholders' equity. Ongoing global economic conditions have impacted currency exchange rates.

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

Period	Average Euro-to-U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2012	$1.25	$1.58
Quarter ended December 31, 2012	1.30	1.61
Quarter ended March 31, 2013	1.32	1.55
Quarter ended June 30, 2013	1.31	1.54
Quarter ended September 30, 2013	1.32	1.55
Quarter ended December 31, 2013	1.36	1.62

During the three months ended December 31, 2013 as compared to the three months ended December 31, 2012, the movement of the U.S. dollar against most major foreign currencies we use to transact our business was mixed. Relative to the Euro and the Pound Sterling, the average U.S. dollar weakened by 4.9% and 0.8%, respectively, which increased our revenues and expenses for the three months ended December 31, 2013 relating to the Euro markets in which we transact business and the United Kingdom. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in an increase or decrease, as the case may be, to our revenues of $7.7 million and $15.0 million during the three and six months ended December 31, 2013, respectively.

In April 2012, in order to hedge our exposure to variability in the Euro-denominated cash flows associated with two intercompany loans, we entered into two pay fixed Euros / received fixed U.S. dollar cross-currency swaps in the aggregate notional amount of €109.0 million. These cross-currency swaps were designated, at inception, as cash flow hedges of the intercompany loans. We report the effective portion of the gain or loss on these hedges as a component of accumulated other comprehensive income (loss) in stockholders' equity and reclassify these gains or losses into earnings when the hedged transaction affects earnings. Accordingly, any foreign exchange gains or losses recognized in our consolidated statements of income (loss) resulting from the periodic re-measurement of the intercompany loans into U.S. dollars is mitigated by an offsetting gain or loss, as the case may be, resulting from the change in the fair value of the swaps.

In September 2013, in order to hedge our exposure to variability in the Euro-denominated cash flows associated with two intercompany loans, we entered into two pay floating Euros / received floating U.S. dollar cross-currency swaps in the aggregate notional amount of €141.1 million. These cross-currency swaps were not designated as hedges at inception. We recognize the change in the fair value of the swaps in other (income) expense, net in our consolidated statements of income (loss).

During the six months ended December 31, 2013 and 2012, we recognized net foreign currency transaction (gains) losses in our consolidated statements of income (loss) of $(5.6) million and $0.4 million, respectively.

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

•
Sales of New and Used Vehicles: According to industry sources, global new light vehicle sales reached a record 83.4 million units in 2013. In markets where automobile insurance is generally government-mandated and claims processing is automated (“advanced markets”), sales are projected to grow at a 0.4% compound annual growth rate through 2020. In other markets, sales are projected to grow at a 5.8% compound annual growth rate through 2020. Fewer new light vehicle sales can result in fewer insured vehicles on the road and fewer automobile accidents, which can reduce the transaction-based fees that we generate.

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

Our growth is dependent upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. We have addressed and will continue to address the need to introduce new products both through internal development and through acquisitions of other companies and technologies that would complement or extend our business or enhance our technological capability. In fiscal year 2013, we acquired six businesses and substantially all of the assets of another business. In fiscal year 2014 to date, we have acquired five businesses, including SRS.

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

Additionally, we may finance future acquisitions and/or joint ventures with cash from operations, additional indebtedness and/or the issuance of additional debt or equity securities, any of which may impair the operation of our business or present additional risks, such as reduced liquidity, stockholder dilution or increased interest expense. For example, we financed the purchase price for the Explore acquisition with a private offering of $450.0 million aggregate principal amount of senior unsecured notes, which resulted in a decrease of our ratio of earnings to fixed charges. We may also seek to restructure our business in the future by disposing of certain of our assets, which may harm our future operating results, divert significant managerial attention from our operations and/or require us to accept non-cash consideration, the market value of which may fluctuate.

Failure to implement our acquisition strategy, including successfully integrating acquired businesses, could have an adverse effect on our business, financial condition and results of operations.

We may not realize all of the expected benefits from the acquisition of SRS.

We consummated our acquisition of SRS (the "SRS Acquisition") on November 13, 2013. We believe that the SRS Acquisition will provide us with a number of benefits, including opportunities to enhance our existing products and provide us with technologies that would complement or extend our business or enhance our technological capability. Our ability to realize the anticipated benefits of the SRS Acquisition will depend, to a large extent, on our ability to continue to expand SRS’s products and services and integrate them with our products and services. Our management will be required to devote significant attention and resources to these efforts, which may disrupt the business of either or both of the companies and, if executed ineffectively, could preclude realization of the full benefits we expect. Failure to realize the anticipated benefits of this investment could cause an interruption of, or a loss of momentum in, the operations of SRS. In addition, the efforts required to realize the benefits of this investment may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and the diversion of management’s attention, and may cause our stock price to decline.

Our ability to control the operations of SRS is limited by the rights of our joint venture partners.

We own 50% of the outstanding equity interests of the parent entity of SRS, which is being operated as a joint venture. As a result, our ability to operate and otherwise fully integrate the operations of SRS with our operations is limited by the terms of our agreements with our joint venture partner, Welsh, Carson, Anderson & Stowe (“WCAS”). For example, pursuant to the stockholders agreement, each of the joint venture parties agrees to vote its respective equity interest to cause the board of directors, which is composed of three representatives of Solera, three representatives of WCAS and one independent director mutually selected by the joint venture parties. As a result, our representatives are unable to control the decisions of the board of directors of SRS. In addition, the consent of WCAS is required in order for SRS to take certain corporate actions, including amending the certificate of incorporation and other governing documents, adopting strategic plans and operating budgets, incurrence of indebtedness or liens, acquisitions or other significant corporate actions, affiliate transactions, equity or debt issuances, declaration of dividends, and adoption of equity incentive plans. The operations of SRS could be disrupted or otherwise adversely affected to the extent we become involved in disputes with our joint venture partner regarding development or operations of SRS, such as how to best deploy assets or which business opportunities to pursue. Potential conflicts of interest could also arise if we enter into any new commercial arrangements with SRS in the future.

We consolidated the financial results of SRS from the closing date of the SRS Acquisition through December 31, 2013 into our own in accordance with accounting principles generally accepted in the United States as a result of having effective management control of SRS following the completion of the SRS Acquisition. This caused the total assets and liabilities on our balance sheet to appear larger than they would otherwise and our statement of income (loss) to reflect larger revenues and expenses than would be the case absent such consolidation. In addition, SRS is entitled to dividend or otherwise distribute to us our proportionate share of its earnings that will be otherwise reflected in our consolidated statement of income without the consent of WCAS. The board of directors of SRS, in the exercise their fiduciary duties to all of the stockholders of SRS, may take actions that may not always be in our best interests and such actions could lead to outcomes that have a material negative impact on the operations or financial condition of SRS. This would impact our results of operations and financial condition, thereby possibly impacting our ability to obtain needed financing for our operations, or our ability to do so on favorable terms.

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

We have invested, and expect to continue to invest, significant management attention and financial resources to develop, integrate and implement new business strategies, products, services, features, applications, and functionality, such as SRS, in the service, maintenance and repair market or Servicios Informaticos Serinfo S.A., which provides automobile dealership management system solutions. Such endeavors may involve significant risks and uncertainties, including distraction of management from current core operations, insufficient revenues to offset liabilities assumed and expenses associated with these new investments, inadequate return of capital on our investments, and unanticipated issues or problems that arise during our implementation of such strategies and offerings. Because these new endeavors are inherently risky, our business strategies and product and service offerings may not be successful and may adversely affect our business, financial condition and results of operations.

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

We have a significant amount of indebtedness. As of December 31, 2013, our indebtedness, including current maturities, was $1.7 billion, of which $1.4 billion matures in June 2021 and $340.0 million matures in November 2023.

During the six months ended December 31, 2013, our aggregate interest expense was $55.5 million and cash paid for interest was $61.5 million. As a result of our issuance of the 2021 Senior Notes and the 2023 Senior notes, our interest expense and cash interest expense will increase significantly in fiscal year 2014 as compared to fiscal year 2013.

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

Pursuant to agreements entered into prior to the CSG Acquisition, the noncontrolling stockholders of certain of our majority-owned subsidiaries have the right to require us to redeem their shares at the then fair market value. For financial statement reporting purposes, the estimated fair market value of these redeemable noncontrolling interests was $94.3 million at December 31, 2013.

We are active in over 65 countries, where we are subject to country-specific risks that could adversely impact our business and results of operations.

During the six months ended December 31, 2013, we generated approximately 66% of our revenues outside the U.S. and we expect revenues from non-U.S. markets to continue to represent a majority of our total revenues. Business and operations in individual countries are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, currency exchange controls and repatriation of earnings. Our results are also subject to the difficulties of coordinating our activities across more than 65 different countries. Furthermore, our business strategy includes expansion of our operations into new and developing markets, which will require even greater international coordination, expose us to additional local government regulations and involve markets in which we do not have experience or established operations. In addition, our operations in each country are vulnerable to changes in socio-economic conditions and monetary and fiscal policies, intellectual property protection disputes, the settlement of legal disputes through foreign legal systems, the collection of receivables through foreign legal systems, exposure to possible expropriation or other governmental actions, unsettled political conditions, possible terrorist attacks and pandemic disease. These and other factors may harm our operations in those countries and therefore our business, financial condition and results of operations.

We have a large amount of goodwill and other intangible assets as a result of acquisitions. Our earnings will be harmed if we suffer an impairment of our goodwill or other intangible assets.

We have a large amount of goodwill and other intangible assets and are required to perform an annual, or in certain situations a more frequent, assessment for possible impairment for accounting purposes. At December 31, 2013, we had goodwill and other intangible assets of $2.2 billion, or approximately 67% of our total assets. If we do not achieve our planned operating results or other factors impair these assets, we may be required to incur a non-cash impairment charge. Any impairment charges in the future will adversely affect our results of operations.

We may incur significant restructuring and severance charges in future periods, which would harm our operating results and cash position or increase debt.

We incurred restructuring charges of $1.1 million and $3.2 million during the six months ended December 31, 2013 and 2012, respectively. These charges consist primarily of termination benefits paid or to be paid to employees. As of December 31, 2013, our remaining restructuring and severance obligations associated with these restructuring initiatives were $0.2 million.

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

We believe that the brand identity we have developed and acquired has significantly contributed to the success of our business. We also believe that maintaining and enhancing our brands, such as Audatex, ABZ, Hollander, Informex, Sidexa, HPI, AUTOonline, Market Scan, Solera, Identifix, Autopoint, IMS and Explore, are critical to the expansion of our software and services to new customers in both existing and new markets. Maintaining and enhancing our brands may require us to make substantial investments and these investments may not be successful. If we fail to promote and maintain our brands or if we incur excessive expenses in this effort, our business, operating results and financial condition will be harmed. We anticipate that, as our markets become increasingly competitive, maintaining and enhancing our brands may become increasingly difficult and expensive. Maintaining and enhancing our brands will depend largely on our ability to be a technology innovator, to continue to provide high quality software and services and protect and defend our brand names and trademarks, which we may not do successfully. To date, we have not engaged in extensive direct brand promotion activities, and we may not successfully implement brand enhancement efforts in the future.

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

We have been and continue to be involved in legal proceedings, claims and other litigation that arise in the ordinary course of business. For example, we have been involved in disputes with collision repair facilities, acting individually and as a group in some situations that claim that we have colluded with our insurance company customers to depress the repair time estimates generated by our repair estimating software. We have also been and continue to be involved in litigation alleging that we have colluded with our insurance company customers to cause the estimates of vehicle fair market value generated by our total loss estimation software to be unfairly low. On January 28, 2014, Solera, Explore, and Audatex North America, Inc. were each served with a civil complaint filed against them and another defendant by an insurance company customer in Minnesota state court. The complaint seeks state-wide class action status for similarly situated customers, claiming that the defendant’s methodology for determining the value of total loss vehicles violates Minnesota law. We are currently evaluating the merits of the complaint. Furthermore, we are also subject to assertions by our customers and strategic partners that we have not complied with the terms of our agreements with them or that the agreements are not enforceable against them, some of which are the subject of pending litigation and any of which could in the future lead to arbitration or litigation. While we do not expect the outcome of any such pending or threatened litigation to have a material adverse effect on our financial position, litigation is unpredictable and excessive verdicts, both in the form of monetary damages and injunction, could occur. In the future, we could incur judgments or enter into settlements of claims that could harm our financial condition and results of operations.

We are subject to periodic changes in the amount of our income tax provision (benefit) and these changes could adversely affect our operating results; we may not be able to utilize all of our tax benefits before they expire.

Our income tax provision could be adversely affected by our mix of earnings in countries with high versus low tax rates; by changes in the valuation of our deferred tax assets and liabilities; by a change in our assertion that our foreign earnings are indefinitely reinvested; by the outcomes of examinations, audits or disputes by or with relevant tax authorities; or by changes in tax laws and regulations. There have been several U.S. domestic and international laws recently enacted that could continue to have a material adverse impact on our tax expense.

Our ability to utilize certain U.S. tax deferred tax assets is dependent upon generating sufficient taxable income before the expiration of the carryforward period. As a result of the issuance of the 2021 Senior Notes, and the costs associated with the redemption of the 2018 Senior Notes, our U.S. taxable income has decreased.

As of December 31, 2013, management believes it is not more-likely-than-not that all of our U.S. deferred tax assets will be realized in accordance with U.S. GAAP. Accordingly, during the three months ended December 31, 2013, we established a valuation allowance against our U.S. net deferred tax assets of $29.7 million. All available evidence was considered, including our U.S. cumulative income or loss position over the 12 quarters ended December 31, 2013 which included recent increases to interest expense. The U.S. cumulative loss position reduced the weight given to subjective evidence such as projections for future growth. As of each reporting date, our management considers new evidence, both positive and negative, that could impact management’s view with regards to future realization of deferred tax assets. We believe that our estimate of future taxable income is reasonable but inherently uncertain, and if our current or future operations and investments generate taxable income different than the anticipated amounts or US tax law changes reduce income expected in the future, adjustments to the valuation allowance are possible.

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

We began paying quarterly cash dividends to holders of our outstanding of common stock and restricted stock units in the quarter ended September 30, 2009. On February 5, 2014, we announced that the Audit Committee of our Board of Directors approved the payment of a quarterly dividend of $0.17 per outstanding share of common stock and per outstanding restricted stock unit. The dividends are payable on March 4, 2014 to stockholders and restricted stock unit holders of record at the close of business on February 19, 2014. Any determination to pay dividends in future periods will be at the discretion of our Board of Directors. Our ability to pay dividends to holders of our common stock and restricted stock units in future periods may be limited by restrictive covenants under the indenture for the senior unsecured notes. As a result, your only opportunity to achieve a return on your investment in us could be if the market price of our common stock appreciates and you sell your shares at a profit. We cannot assure you that the market price for our common stock will ever exceed the price that you pay.

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

In November 2011, our Board of Directors approved a share repurchase program for up to a total of $180 million of our common stock through November 20, 2013. In October 2013, our Board of Directors approved a new share repurchase program, replacing the share repurchase program authorized in November 2011, for up to a total of $200 million of our common stock through November 10, 2015. Share repurchases are made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. The repurchase program does not require us to purchase any specific number or amount of shares, and the timing and amount of such purchases will be determined by management based upon market conditions and other factors. In addition, the program may be amended or terminated at the discretion of our Board of Directors. The following table provides the amount of shares repurchased under the new repurchase program during each month to date (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
October 2013	—	$—	—	$200,000
November 2013	136,176	$64.73	136,176	$191,183
December 2013	13,824	$68.43	13,824	$190,236
Total	150,000	$65.07	150,000	$190,236

ITEM 6.	EXHIBITS.

Exhibit No.	Description
10.1
Recapitalization Agreement, dated October 3, 2013, by and among Claims Services Group, Inc., WCAS SRS Co-Invesment, L.P, WCAS SRS Holdings, Inc., Service Repair Solutions, Inc., Welsh, Carson, Anderson & Stowe XI, L.P., and solely for the purposes of Section 7.14, Solera Holdings, Inc.

10.2
Registration Rights Agreement, dated November 13, 2013, by and among SRS Investment Holdings, Inc., WCAS SRS Co-Investment, L.P., Claims Services Group, Inc., and other the parties set forth on the signature pages thereto from time to time.

10.3
Stockholders Agreement, dated November 13, 2013, by and among SRS Investment Holdings Inc., WCAS SRS Co-Investment, L.P., Claims Services Group, Inc., solely for the purposes of Article XI and Article XIV, Solera Holdings, Inc., solely for the purposes of Article XIV, Audatex North America, Inc., and each other holder of Acquired Securities on or after the date of this Agreement.

10.4	Amendment to Facilities Use Agreement, dated December 26, 2013, by and between Aquila Family Ventures LLC, Chaparral Lane Investment, LLC and Solera Holdings, Inc.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tony Aquila, Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Renato Giger, Chief Financial Officer and Treasurer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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
February 10, 2014