Form 10-Q
period 2014-03-31
SOLERA HOLDINGS, INC
filed 2014-05-08
CIK 1324245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

OR

¬	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ¬

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ¬

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	¬

Non-accelerated filer	¬ (Do not check if a smaller reporting company)	Smaller reporting company	¬

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ¬ No ☑

The number of shares outstanding of the issuer’s common stock as of May 5, 2014 was 68,800,034.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SOLERA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	March 31, 2014	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$745,209	$464,239
Accounts receivable, net of allowance for doubtful accounts of $4,569 and $3,005 at March 31, 2014 and June 30, 2013, respectively	146,251	140,395
Other receivables	22,080	18,014
Other current assets	34,956	28,296
Deferred income tax assets	12,247	7,108
Total current assets	960,743	658,052
Property and equipment, net	69,999	61,739
Goodwill	1,560,392	1,099,221
Intangible assets, net	577,347	352,589
Other noncurrent assets	13,072	23,633
Noncurrent deferred income tax assets	86,004	62,307
Total assets	$3,267,557	$2,257,541
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,197	$28,068
Accrued expenses and other current liabilities	229,720	174,081
Income taxes payable	24,115	7,628
Deferred income tax liabilities	3,581	3,925
Current portion of long-term debt	—	2,924
Total current liabilities	282,613	216,626
Long-term debt	1,708,456	1,144,462
Other noncurrent liabilities	62,819	42,634
Noncurrent deferred income tax liabilities	104,557	20,843
Total liabilities	2,158,445	1,424,565
Redeemable noncontrolling interests	406,897	84,737
Stockholders’ equity:
Solera Holdings, Inc. stockholders’ equity:
Common shares, $0.01 par value: 150,000 shares authorized; 68,751 and 68,764 issued and outstanding as of March 31, 2014 and June 30, 2013, respectively	601,581	602,613
Retained earnings	94,311	177,335
Accumulated other comprehensive loss	(3,978)	(43,147)
Total Solera Holdings, Inc. stockholders’ equity	691,914	736,801
Noncontrolling interests	10,301	11,438
Total stockholders’ equity	702,215	748,239
Total liabilities and stockholders’ equity	$3,267,557	$2,257,541
See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Revenues	$262,416	$214,625	$719,360	$619,577
Cost of revenues:
Operating expenses	57,524	45,966	162,033	133,407
Systems development and programming costs	25,094	20,871	66,302	59,271
Total cost of revenues (excluding depreciation and amortization)	82,618	66,837	228,335	192,678
Selling, general and administrative expenses	69,987	52,861	186,783	150,667
Share-based compensation expense	8,697	7,645	28,095	18,764
Depreciation and amortization	33,960	26,360	88,657	76,140
Restructuring charges, asset impairments, and other costs associated with exit and disposal activities	3,347	1,708	4,457	4,901
Acquisition and related costs	10,824	6,069	28,307	18,048
Interest expense	25,634	17,270	81,093	52,056
Other (income) expense, net (Note 13)	(159)	225	62,061	962
	234,908	178,975	707,788	514,216
Income before provision for income taxes	27,508	35,650	11,572	105,361
Income tax provision	7,209	10,939	22,418	21,792
Net income (loss)	20,299	24,711	(10,846)	83,569
Less: Net income attributable to noncontrolling interests	406	3,235	6,623	8,684
Net income (loss) attributable to Solera Holdings, Inc.	$19,893	$21,476	$(17,469)	$74,885
Net income (loss) attributable to Solera Holdings, Inc. per common share:
Basic	$0.29	$0.31	$(0.26)	$1.08
Diluted	$0.28	$0.31	$(0.26)	$1.07
Dividends paid per share	$0.17	$0.125	$0.51	$0.375
Weighted-average shares used in the calculation of net income (loss) attributable to Solera Holdings, Inc. per common share:
Basic	68,887	68,842	68,848	68,852
Diluted	69,455	69,245	68,848	69,148

See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net income (loss)	$20,299	$24,711	$(10,846)	$83,569
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax expense of $643, $650, $18, and $3,116, respectively	(595)	(26,066)	45,577	8,376
Unrealized gains (losses) on derivative financial instruments, net of tax expense (benefit) of $(665), $471, $(793), and $(651), respectively	(983)	1,030	(1,253)	(1,202)
Total other comprehensive income (loss)	(1,578)	(25,036)	44,324	7,174
Total comprehensive income (loss)	18,721	(325)	33,478	90,743
Comprehensive income attributable to noncontrolling interests	359	1,056	11,778	11,442
Comprehensive income (loss) attributable to Solera Holdings, Inc.	$18,362	$(1,381)	$21,700	$79,301

See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(10,846)	$83,569
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	88,657	76,140
Provision for doubtful accounts	3,471	2,252
Share-based compensation expense	28,095	18,764
Deferred income taxes	(7,125)	(10,728)
Change in fair value of derivative financial instruments	8,063	2,307
Loss on extinguishment of debt	63,328	—
Other	3,480	812
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Increase (decrease) in accounts receivable	2,039	(6,262)
Increase in other assets	(21,597)	(11,095)
Decrease in accounts payable	(4,068)	(391)
Increase in accrued expenses and other liabilities	65,982	18,192
Net cash provided by operating activities	219,479	173,560
Cash flows from investing activities:
Capital expenditures	(28,405)	(24,769)
Acquisitions and capitalization of intangible assets	(15,324)	(3,477)
Acquisitions of businesses, net of cash acquired and proceeds from sale of business	(325,485)	(141,044)
Decrease in restricted cash	(65)	(2)
Net cash used in investing activities	(369,279)	(169,292)
Cash flows from financing activities:
Proceeds from debt issuance, net of payments of debt issuance costs	1,700,952	(664)
Payment of contingent purchase consideration	(2,182)	(1,507)
Acquisition of additional shares in majority-owned subsidiary	—	(14,093)
Principal payments on financed asset acquisitions	(91)	(720)
Repayments of long-term debt	(1,197,691)	(2,182)
Cash dividends paid on common shares and participating securities	(35,438)	(26,106)
Cash dividends paid to noncontrolling interests	(11,760)	(9,754)
Repurchases of common stock	(34,960)	(16,580)
Proceeds from stock purchase plan and exercise of stock options	7,497	3,445
Net cash provided by (used in) financing activities	426,327	(68,161)
Effect of foreign currency exchange rate changes on cash and cash equivalents	4,443	2,786
Net change in cash and cash equivalents	280,970	(61,107)
Cash and cash equivalents, beginning of period	464,239	508,246
Cash and cash equivalents, end of period	$745,209	$447,139
Supplemental cash flow information:
Cash paid for interest	$61,538	$36,427
Cash paid for income taxes	$33,271	$35,086
Supplemental disclosure of non-cash investing and financing activities:
Capital assets financed	$296	$426
Accrued contingent purchase consideration	$1,469	$21,051

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

Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), and therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated financial statements for the periods presented reflect all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the fiscal year ended June 30, 2013, included in our Annual Report on Form 10-K filed with the SEC on August 23, 2013. Our operating results for the three and nine month periods ended March 31, 2014 are not necessarily indicative of the results that may be expected for any future periods.

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

The computation of basic and diluted net income (loss) attributable to Solera Holdings, Inc. per common share using the two-class method is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Basic net income (loss) attributable to Solera Holdings, Inc. per common share:
Net income (loss) attributable to Solera Holdings, Inc.	$19,893	$21,476	$(17,469)	$74,885
Less: Dividends paid and undistributed earnings allocated to participating securities	(129)	(226)	(234)	(562)
Net income (loss) attributable to common shares – basic	$19,764	$21,250	$(17,703)	$74,323
Weighted-average number of common shares used to compute basic net income (loss) attributable to Solera Holdings, Inc. per common share	68,887	68,842	68,848	68,852
Basic net income (loss) attributable to Solera Holdings, Inc. per common share	$0.29	$0.31	$(0.26)	$1.08
Diluted net income (loss) attributable to Solera Holdings, Inc. per common share:
Net income (loss) attributable to Solera Holdings, Inc.	$19,893	$21,476	$(17,469)	$74,885
Less: Dividends paid and undistributed earnings allocated to participating securities	(129)	(225)	(234)	(560)
Net income (loss) attributable to common shares – diluted	$19,764	$21,251	$(17,703)	$74,325

Weighted-average number of common shares used to compute basic net income (loss) attributable to Solera Holdings, Inc. per common share	68,887	68,842	68,848	68,852
Dilutive effect of options to purchase common stock, restricted stock units and performance share units	568	403	—	296
Weighted-average number of common shares used to compute diluted net income (loss) attributable to Solera Holdings, Inc. per common share	69,455	69,245	68,848	69,148
Diluted net income (loss) attributable to Solera Holdings, Inc. per common share	$0.28	$0.31	$(0.26)	$1.07

The following securities that could potentially dilute earnings per share in the future are not included in the determination of diluted net income (loss) attributable to Solera Holdings, Inc. per common share (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Antidilutive options to purchase common stock and restricted stock units	2	317	505	262

3.	Business Combinations

Acquisition of Service Repair Solutions, Inc.

On November 13, 2013, we acquired a 50% equity ownership interest in SRS and its subsidiaries from WCAS, which was the sole owner, for $289.2 million in cash paid at closing. SRS is a leading U.S. provider in the service, maintenance and repair market with proprietary databases and workflow solutions used by mechanical repair shops and auto dealers. Upon the closing of the SRS transaction, we had control of SRS as defined by accounting principles generally accepted in the United States and therefore consolidated its assets, liabilities, and financial results from the closing date. The acquisition of SRS allows us to expand our reach deeper into household decisions related to the total cost of automobile ownership. SRS has been included in our Americas segment. We have included the results of operations of SRS in our consolidated statements of income (loss) from the acquisition date. Revenues earned and net loss incurred by SRS were $44.1 million and $5.1 million, respectively, for the period from the acquisition date through March 31, 2014.

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

In addition, under the Stockholders Agreement, we had the right to acquire 100% ownership interest in two subsidiaries of SRS, AutoPoint, Inc. and Mobile Productivity, Inc. (together, "AutoPoint"), from SRS. We exercised our right and completed the acquisition of AutoPoint in April 2014.

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

Additionally, if the redemption value of the SRS noncontrolling interest were to exceed the fair value, the excess would result in an adjustment to the numerator in our calculation of net income per common share attributable to Solera Holdings, Inc. which could result in a decrease in our net income per share. The fair value of the SRS noncontrolling interest exceeded its redemption value at March 31, 2014.

We have accounted for the acquisition of SRS under the acquisition method of accounting and, accordingly, the total purchase price has been allocated to the acquired tangible and identifiable intangible assets and assumed liabilities based on their estimated fair values on the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. Of the purchase price for SRS, we have preliminarily allocated $402.1 million to goodwill and $248.0 million to identifiable intangible assets. The goodwill recorded in the acquisition represents future enhancements to the software and database, future customer relationships and markets, and the workforce.

The following table summarizes the preliminary purchase price allocation for the acquisition of SRS (in thousands):

Goodwill	$402,115
Intangible assets	247,990
Cash	7,458
Accounts receivable	1,844
Other assets acquired	3,858
Fair value of redeemable noncontrolling interest	(289,176)
Assumed deferred revenue	(3,939)
Net deferred tax liabilities	(74,569)
Other assumed liabilities	(6,405)
Total	$289,176

Identifiable intangible assets acquired from SRS were as follows:

	Value (in thousands)	Weighted Average Amortizable Life (in years)
Customer relationships	$126,580	15
Technology	71,280	10
Trademarks - indefinite-lived	48,870	indefinite
Trademarks - amortizable	1,260	5
Total	$247,990	13

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

In connection with the acquisition of SRS, we incurred direct and incremental costs of $2.7 million, consisting of legal and professional fees, which are included in acquisition and related costs in our consolidated statements of income (loss). Pursuant to the terms of our acquisition of SRS, we received a $2.5 million cash payment from SRS at closing which was intended to reimburse us for a portion of the direct and incremental costs we incurred related to the acquisition. This payment is also included in acquisition and related costs in our consolidated statements of income (loss) for the nine months ended March 31, 2014.

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

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Nine Months Ended March 31, 2014	Nine Months Ended March 31, 2013
	(unaudited)		(unaudited)
Revenues	$262,416	$243,212	$761,220	$700,411
Net income (loss) attributable to Solera Holdings, Inc.	20,818	24,210	(19,041)	76,718
Net income (loss) attributable to Solera Holdings, Inc. per common share—basic	0.30	0.35	(0.28)	1.11
Net income (loss) attributable to Solera Holdings, Inc. per common share—diluted	0.30	0.35	(0.28)	1.11

Other Acquisitions

In addition to SRS, we acquired four businesses during the nine months ended March 31, 2014 for approximately $50.2 million in cash paid at closing and additional future cash payments of up to $30.5 million contingent upon the achievement of certain financial performance, product-related, integration and other objectives. These four acquisitions were immaterial both individually and in the aggregate. The purchase price allocations for these acquisitions reflected in the accompanying consolidated balance sheet as of March 31, 2014 are preliminary.

During the nine months ended March 31, 2013, we acquired five businesses and substantially all of the assets of another business for approximately $148.6 million in cash paid at closing and additional future cash payments of up to $74.3 million contingent upon the achievement of certain financial performance, product-related, integration and other objectives. The acquisitions completed during the nine months ended March 31, 2013 were immaterial both individually and in the aggregate.

Contingent Purchase Consideration

At March 31, 2014, the maximum aggregate amount of remaining contingent cash payments associated with our business combinations is $115.0 million which is payable through fiscal year 2017.

4.	Goodwill and Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31, 2014			June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortized intangible assets:
Internally developed software	$54,255	$(22,373)	$31,882	$37,881	$(16,384)	$21,497
Purchased customer relationships	500,745	(213,498)	287,247	352,408	(180,412)	171,996
Purchased trade names and trademarks	37,876	(29,925)	7,951	35,947	(26,015)	9,932
Purchased software and database technology	536,321	(371,047)	165,274	441,060	(324,480)	116,580
Other	6,045	(5,795)	250	5,776	(5,381)	395
	$1,135,242	$(642,638)	$492,604	$873,072	$(552,672)	$320,400
Intangible assets not subject to amortization:
Purchased trade names and trademarks with indefinite lives	84,743	—	84,743	32,189	—	32,189
	$1,219,985	$(642,638)	$577,347	$905,261	$(552,672)	$352,589

The following table summarizes the activity in goodwill for the nine months ended March 31, 2014 (in thousands):

	Balance at Beginning of Period	Current Period Acquisitions	Other	Foreign Currency Translation Effect	Balance at End of Period
EMEA	$577,042	$5,511	$—	$32,728	$615,281
Americas	522,179	422,916	253	(237)	945,111
Total	$1,099,221	$428,427	$253	$32,491	$1,560,392

5.	Stockholders’ Equity and Redeemable Noncontrolling Interests

The following table summarizes the activity in stockholders’ equity and redeemable noncontrolling interests for the periods indicated (in thousands):

	Stockholders’ Equity Attributable to Solera Holdings, Inc.
	Common Shares
	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Solera Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at June 30, 2013	68,764	$602,613	$177,335	$(43,147)	$736,801	$11,438	$748,239	$84,737
Net loss	—	—	(17,469)	—	(17,469)	3,958	(13,511)	2,665
Other comprehensive income	—		—	39,169	39,169	367	39,536	4,788
Share-based compensation	—	28,095	—	—	28,095	—	28,095	—
Purchases of Solera Holdings, Inc. common shares(1)	(550)	(4,844)	(30,117)	—	(34,961)	—	(34,961)	—
Issuance of common shares under stock award plans, net	537	7,546	—	—	7,546	—	7,546	—
Dividends paid on common stock and participating securities	—	—	(35,438)	—	(35,438)	—	(35,438)	—
Dividends paid to noncontrolling owners	—	—	—	—	—	(5,462)	(5,462)	(6,298)
Acquisition of 50% equity ownership interest in SRS(2)	—	—	—	—	—	—	—	289,176
Revaluation and additions to noncontrolling interests	—	(31,829)	—	—	(31,829)	—	(31,829)	31,829
Balance at March 31, 2014	68,751	$601,581	$94,311	$(3,978)	$691,914	$10,301	$702,215	$406,897

(1)
Please refer to Note 6 for further information on repurchases of our common stock. In accordance with ASC Topic No. 505-30-30, we have allocated the cost of the shares repurchased between paid-in capital and retained earnings based on the excess of the repurchase price over the stated value.

(2)	In November 2013, we acquired a 50% equity ownership interest in SRS for $289.2 million (as described further in Note 3).

	Stockholders’ Equity Attributable to Solera Holdings, Inc.
	Common Shares
	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Solera Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at June 30, 2012	68,895	$582,693	$141,814	$(47,273)	$677,234	$10,147	$687,381	$88,603
Net income	—	—	74,885	—	74,885	3,365	78,250	5,319
Other comprehensive income	—	—	—	4,416	4,416	750	5,166	2,008
Share-based compensation	—	18,764	—	—	18,764	—	18,764	—
Purchases of Solera Holdings, Inc. common shares(1)	(350)	(2,939)	(13,641)	—	(16,580)	—	(16,580)	—
Issuance of common shares under stock award plans, net	299	3,656	—	—	3,656	—	3,656	—
Dividends paid on common stock and participating securities	—	—	(26,106)	—	(26,106)	—	(26,106)	—
Dividends paid to noncontrolling owners	—	—	—	—	—	(3,573)	(3,573)	(6,181)
Acquisition of additional ownership interest in majority-owned subsidiary(2)	—	—	—	—	—	—	—	(14,093)
Revaluation of and additions to noncontrolling interests	—	(10,902)	(31)	—	(10,933)	—	(10,933)	10,933
Balance at March 31, 2013	68,844	$591,272	$176,921	$(42,857)	$725,336	$10,689	$736,025	$86,589

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

In November 2011, our Board of Directors approved a share repurchase program for up to a total of $180 million of our common stock through November 20, 2013. In October 2013, our Board of Directors approved a new share repurchase program, replacing the share repurchase program authorized in November 2011, for up to a total of $200 million of our common stock through November 10, 2015. Share repurchases are made from time to time, through an accelerated stock purchase agreement, in open market transactions at prevailing market prices or in privately negotiated transactions. The repurchase program does not require us to purchase any specific number or amount of shares, and the timing and amount of such purchases will be determined by management based upon market conditions and other factors. In addition, the program may be amended or terminated at the discretion of our Board of Directors. Through September 30, 2013, we repurchased approximately 2.9 million shares for $136.6 million under the share repurchase program that was authorized in November 2011. Through March 31, 2014, we have repurchased approximately 0.5 million shares for $29.8 million under the share repurchase program that was authorized in October 2013.

7.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) during the three months ended March 31, 2014 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Losses on Derivative Financial Instruments	Change in Funded Status of Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$12,990	$(4,023)	$(11,415)	$(2,448)
Other comprehensive income (loss) before reclassifications, net of tax	(546)	(789)	—	(1,335)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(195)	—	(195)
Balance at March 31, 2014	$12,444	$(5,007)	$(11,415)	$(3,978)

The following table summarizes the changes in accumulated other comprehensive income (loss) during the nine months ended March 31, 2014 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Losses on Derivative Financial Instruments	Change in Funded Status of Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance at June 30, 2013	$(27,978)	$(3,754)	$(11,415)	$(43,147)
Other comprehensive income (loss) before reclassifications, net of tax	40,422	(9,316)	—	31,106
Amounts reclassified from accumulated other comprehensive income (loss)	—	8,063	—	8,063
Balance at March 31, 2014	$12,444	$(5,007)	$(11,415)	$(3,978)

8.	Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements Using:
	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value at March 31, 2014:
Cash and cash equivalents	$745,209	$745,209	$—	$—
Restricted cash (1)	1,691	1,691	—	—
Derivative financial instruments classified as liabilities (2)	20,769	—	20,769	—
Accrued contingent purchase consideration (2)	20,842	—	—	20,842
Redeemable noncontrolling interests (3)	94,689	—	—	94,689
Fair value at June 30, 2013:
Cash and cash equivalents	$464,239	$464,239	$—	$—
Restricted cash (1)	1,797	1,797	—	—
Derivative financial instruments classified as assets (4)	632	—	632	—
Derivative financial instruments classified as liabilities (2)	4,286	—	4,286	—
Accrued contingent purchase consideration (2)	23,334	—	—	23,334
Redeemable noncontrolling interests	84,737	—	—	84,737

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

The following table summarizes the activity in accrued contingent purchase consideration which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Balance at beginning of period	$20,927	$23,225	$23,334	$4,941
Current period acquisitions	—	1,500	969	21,051
Change in fair value	—	—	(1,500)	(232)
Payments	(84)	(254)	(2,192)	(1,491)
Effect of foreign exchange	(1)	(311)	231	(109)
Balance at end of period	$20,842	$24,160	$20,842	$24,160

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

The discount rate used in the determination of the estimated fair value of the redeemable noncontrolling interests as of March 31, 2014 using the income approach ranged between 13.5% and 15.7%, with a weighted average discount rate of 13.7%, reflecting a market participant's perspective as a noncontrolling shareholder in a privately-held subsidiary. The long-term growth rate used in the determination of the estimated fair value of the redeemable noncontrolling interests as of March 31, 2014 using the income approach ranged between 1.0% and 4.0%, with a weighted average long-term growth rate of 3.7%.

The following table summarizes the activity in redeemable noncontrolling interests which are measured at fair value on a recurring basis solely using the income approach and using significant unobservable inputs (Level 3 inputs) (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Balance at beginning of period	$94,341	$88,976	$84,737	$74,118
Net income attributable to redeemable noncontrolling interests	1,779	1,829	5,193	5,047
Dividends paid to noncontrolling owners	(6,298)	(5,507)	(6,298)	(5,507)
Change in fair value	4,924	3,645	6,269	10,890
Effect of foreign exchange	(57)	(2,354)	4,788	2,041
Balance at end of period	$94,689	$86,589	$94,689	$86,589

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

No assets or liabilities were required to be measured at fair value on a nonrecurring basis during the three and nine months ended March 31, 2014.

Fair Value of Other Financial Instruments

The carrying amounts of certain of our financial instruments, including accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short-term nature. Based on the original issue price of the senior unsecured notes that we issued in July 2013 and November 2013 (Level 2 inputs), we believe that the fair value of our senior unsecured notes approximates its carrying value at March 31, 2014.

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

The following table summarizes the fair value of our derivative financial instruments, which are included in other noncurrent assets, accrued expenses and other current liabilities, and other noncurrent liabilities in the accompanying condensed consolidated balance sheets (in thousands):

	March 31, 2014	June 30, 2013
Derivative financial instruments classified as assets
U.S. dollar interest rate swaps	$—	$632

Derivative financial instruments classified as liabilities
Fixed rate cross-currency swaps	$13,764	$4,102
Floating rate cross-currency swaps	7,005	—
Euro interest rate swaps	—	184
	$20,769	$4,286

The following table summarizes the effect of our derivative financial instruments designated as cash flow hedges on the consolidated statements of income (loss) and accumulated other comprehensive income (loss) (“AOCI”) for the three and nine months ended March 31, 2014 and March 31, 2013 (in thousands).

Derivative Financial Instruments	Income (Loss) Recognized in AOCI on Derivatives (1)	Location of Income (Loss) Reclassified from AOCI into Income (1)	Income (Loss) Reclassified from AOCI into Income (1)	Location of Income (Loss) Recognized in Income on Derivatives (2)	Income (Loss) Recognized in Income on Derivatives (2)
Three Months Ended March 31, 2014
Fixed rate cross-currency swaps	$(1,651)	Interest Expense	$(198)	N/A	$—
		Other (Income) Expense, net	153	N/A	—
Total	$(1,651)		$(45)		$—
Three Months Ended March 31, 2013
Fixed rate cross-currency swaps	$5,448	Interest Expense	$(17)	N/A	$—
		Other (Income) Expense, net	4,328	N/A	—
U.S. dollar interest rate swaps	(75)	Interest Expense	(114)	Interest Expense	(9)
Euro interest rate swaps	208	Interest Expense	(134)	Interest Expense	(2)
Total	$5,581		$4,063		$(11)
Nine Months Ended March 31, 2014
Fixed rate cross-currency swaps	$(10,203)	Interest Expense	$(541)	N/A	$—
		Other (Income) Expense, net	(8,055)	N/A	—
U.S. dollar interest rate swaps	—	Interest Expense	(3)	Interest Expense	548
Euro interest rate swaps	—	Interest Expense	(3)	Interest Expense	(364)
Total	$(10,203)		$(8,602)		$184
Nine Months Ended March 31, 2013
Fixed rate cross-currency swaps	$(2,527)	Interest Expense	$(124)	N/A	$—
		Other (Income) Expense, net	(2,649)	N/A	—
U.S. dollar interest rate swaps	(823)	Interest Expense	(251)	Interest Expense	(21)
Euro interest rate swaps	(1,216)	Interest Expense	(289)	Interest Expense	(5)
Total	$(4,566)		$(3,313)		$(26)

(1)	Effective portion.

(2)	Ineffective portion and amount excluded from effectiveness testing.

During the three and nine months ended March 31, 2014, we recognized a gain (loss) on the floating rate cross-currency swaps not designated as hedging instruments of $0.3 million and $(7.0) million, which is included in other (income) expense, net in our consolidated statements of income (loss).

10.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2014	June 30, 2013
Senior unsecured notes due June 2018 (1)	$—	$858,683
Senior unsecured notes due June 2021(2)	1,368,456	—
Senior unsecured notes due November 2023	340,000	—
Senior secured domestic term loan due May 2017	—	105,171
Senior secured European term loan due May 2017	—	183,532
Total debt	1,708,456	1,147,386
Less: Current portion	—	2,924
Long-term portion	$1,708,456	$1,144,462

(1)	The balance as of June 30, 2013 includes unamortized premium of $8.7 million.

(2)	The balance as of March 31, 2014 includes unamortized premium of $8.5 million.

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

Upon repayment of the outstanding term loans, the Amended Credit Facility was terminated. In connection with the termination of the Amended Credit Facility, we wrote-off the remaining unamortized debt issuance costs related to the term loans of $3.1 million, which is included in other (income) expense, net in our consolidated statement of income (loss) for the nine months ended March 31, 2014.

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

We used the net proceeds from the November 2013 issuance of the 2021 Senior Notes and the 2023 Senior Notes of $855.4 million, together with existing cash on hand, to redeem the outstanding senior unsecured notes due June 2018 (the “2018 Senior Notes”). The redemption price for the 2018 Senior Notes was $932.8 million, consisting of (i) the unpaid principal amount of $850.0 million, (ii) accrued unpaid interest through the redemption date of $24.4 million, and (iii) a redemption premium of $58.4 million. The redemption premium of $58.4 million, as well as the remaining unamortized debt issuance costs related to the 2018 Senior Notes, net of the unamortized premium, of $1.8 million, were charged against earnings at the redemption date and are included in other (income) expense, net in our consolidated statement of income (loss) for the nine months ended March 31, 2014.

The costs associated with the issuance of the 2021 Senior Notes and the 2023 Senior Notes of $8.0 million were deferred and are included in other noncurrent assets in our consolidated balance sheet. We are amortizing these debt issuance costs to interest expense over the term of the 2021 Senior Notes and the 2023 Senior Notes using the effective interest method.

The 2021 Senior Notes and the 2023 Senior Notes contain certain covenants including, among others, restrictions related to dividends, distributions, repurchases of equity, prepayments of debt or additional indebtedness, investments, liens on assets, mergers with another company, dispositions of assets, and transactions with affiliates. We are in compliance with the specified financial covenants of the 2021 Senior Notes and the 2023 Senior Notes at March 31, 2014.

11.	Share-Based Compensation

Share-Based Award Activity

The following table summarizes restricted stock unit and performance share unit activity during the nine months ended March 31, 2014:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Nonvested at June 30, 2013	891	$49.91
Granted	104	$59.18
Vested	(345)	$47.07
Forfeited	(160)	$44.30
Nonvested at March 31, 2014	490	$55.71

Each performance share unit represents the right to receive one share of our common stock based on our total stockholder return (“TSR”) and/or the achievement of certain financial performance targets during applicable performance periods. The number of shares reflected in the table above assumes the target number of performance share units will be earned.

The following table summarizes stock option activity during the nine months ended March 31, 2014:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2013	4,483	$49.40
Granted	125	$52.52
Exercised	(227)	$40.93
Canceled	(41)	$48.05
Outstanding at March 31, 2014	4,340	$49.94	4.43	$48,674
Exercisable at March 31, 2014	1,519	$40.62	3.92	$34,510

Of the stock options outstanding at March 31, 2014, approximately 2.4 million are vested or expected to vest.

Cash received from the exercise of stock options was $9.3 million during the nine months ended March 31, 2014. The intrinsic value of stock options exercised during the nine months ended March 31, 2014 and 2013 totaled $5.4 million and $3.9 million, respectively.

Valuation of Share-Based Awards

We utilized the Black-Scholes option pricing model for estimating the grant date fair value of stock options with the following assumptions:

	Risk-Free Interest Rate	Expected Term (in years)	Weighted Average Expected Stock Price Volatility	Expected Dividend Yield	Weighted Average Per Share Grant Date Fair Value
Nine Months Ended March 31, 2014	1.6%	4.6	27%	1.3%	$11.48
Nine Months Ended March 31, 2013	0.7%	4.8	33%	1.0%	$12.98

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

The dividend yield is based on our quarterly dividend of $0.17 and $0.125 per share declared during the nine months ended March 31, 2014 and 2013, respectively.

The weighted average grant date fair value of restricted stock units and performance share units granted during the nine months ended March 31, 2014 and 2013, excluding performance share units that are earned based on our relative TSR, was $59.18 and $46.69, respectively, determined based on the market price of our common stock on the date of grant, which approximates the intrinsic value.

To estimate the grant date fair value of stock options and performance share units that are earned based on our relative TSR, we utilized a Monte-Carlo simulation model which simulates a range of our possible future stock prices and certain peer companies. Based on the Monte-Carlo simulation model, the grant date fair value of stock options and performance share units that are earned based on our relative TSR granted during the nine months ended March 31, 2013 was $18.89 per share.

Share-Based Compensation Expense

Share-based compensation expense in the accompanying condensed consolidated statements of income, was $8.7 million and $28.1 million for the three and nine months ended March 31, 2014, respectively, and $7.6 million and $18.8 million for the three and nine months ended March 31, 2013, respectively. At March 31, 2014, the estimated total remaining unamortized share-based compensation expense, net of forfeitures, was $53.1 million, which we expect to recognize over a weighted-average period of 2.9 years.

12.	Defined Benefit Pension Plans

Our foreign subsidiaries sponsor various defined benefit pension plans and individual defined benefit arrangements covering certain eligible employees. We base the benefits under these pension plans on years of service and compensation levels. Funding is limited to statutory requirements.

The components of net pension expense were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Service cost — benefits earned during the period	$1,056	$1,011	$3,118	$2,994
Interest cost on projected benefits	877	815	2,587	2,445
Expected return on plan assets	(655)	(613)	(1,933)	(1,840)
Amortization of gain	207	108	610	322
Net pension expense	$1,485	$1,321	$4,382	$3,921

13.	Other (Income) Expense, Net

Other expense, net consists of the following (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Investment income	$(142)	$(87)	$(525)	$(507)
Foreign exchange (gains) losses	559	4,734	(13,337)	(1,469)
(Gains) losses on derivative instruments designated as hedges	(194)	(4,313)	8,063	2,307
(Gains) losses on derivative instruments not designated as hedges	(259)	—	7,005	—
(Gains) losses on asset sales	(22)	(77)	(2,501)	543
Loss on debt extinguishment(1)	—	—	63,328	—
Other (income) expense	(101)	(32)	28	88
Other (income) expense, net	$(159)	$225	$62,061	$962

(1)
Represents the redemption premium on the 2018 Senior Notes of $58.4 million, and the write-off of unamortized debt issuance costs associated with the repayment of the outstanding term loans under the Amended Credit Facility in July 2013 and the redemption of the 2018 Senior Notes in November 2013, net of the write-off of the unamortized premium on the 2018 Senior Notes (Note 10).

14. Provision For Income Taxes

We recorded an income tax provision of $7.2 million and $22.4 million for the three and nine months ended March 31, 2014, respectively, and $10.9 million and $21.8 million for the three and nine months ended March 31, 2013, respectively. For the three months ended March 31, 2014, the expected tax provision derived from applying the U.S. federal statutory rate to our pre-tax income differed from our recorded income tax provision primarily due to the release of $2.9 million of valuation allowance on our U.S. deferred tax assets as a result of the utilization of certain foreign tax credit carryforwards and earnings in jurisdictions with lower income tax rates which are indefinitely reinvested. For the nine months ended March 31, 2014, the expected tax provision derived from applying the U.S. federal statutory rate to our pre-tax income differed from our recorded income tax provision primarily due to the recognition of a $26.8 million net valuation allowance on our U.S. deferred tax assets, partially offset by earnings in jurisdictions with lower income tax rates which are indefinitely reinvested.

Gross unrecognized tax benefits as of March 31, 2014 and June 30, 2013 were $13.4 million and $12.5 million, respectively. No significant interest and penalties have been accrued during the nine months ended March 31, 2014.

Pursuant to the terms of the acquisition agreements, the sellers in our business combinations have indemnified us for all tax liabilities related to the pre-acquisition periods. We are liable for any tax assessments for the post-acquisition periods for our U.S. and foreign jurisdictions.

As of each reporting date, management considers all evidence, both positive and negative, that could impact our view with regards to future realization of deferred tax assets. As of December 31, 2013, management concluded that it was not more-likely-than-not that all of our U.S. net deferred tax assets will be realized in accordance with U.S. GAAP. Accordingly, during the second quarter of fiscal year 2014, we established a valuation allowance against our U.S. net deferred tax assets of $29.7 million due to the limitation in our ability to utilize foreign tax credit carryforwards prior to the expiration of the carryforward periods. During the three months ended March 31, 2014, we released $2.9 million of the valuation allowance as a result of the utilization of certain foreign tax credit carryforwards. As of March 31, 2014, the remaining valuation allowance on our U.S. deferred tax assets is $26.8 million.

In assessing the future realization of our U.S. deferred tax assets, all available evidence was considered, including our U.S. cumulative income or loss position over the 12 quarters ended March 31, 2014 which included recent increases to interest expense. The U.S. cumulative loss position reduced the weight given to subjective evidence such as projections for future growth. As of each reporting date, our management considers new evidence, both positive and negative, that could impact management’s view with regards to future realization of deferred tax assets. We believe that our estimate of future taxable income is reasonable but inherently uncertain, and if our current or future operations and investments generate taxable income different than the anticipated amounts or US tax law changes reduce income expected in the future, adjustments to the valuation allowance are possible.

15.	Segment and Geographic Information

We have aggregated our operating segments into two reportable segments: EMEA and Americas. Our EMEA reportable segment encompasses our operations in Europe, the Middle East, Africa, Asia and Australia. Our Americas reportable segment encompasses our operations in North, Central and South America.

Our chief operating decision maker is our Chief Executive Officer. We evaluate the performance of our reportable segments based on revenues, income before provision for income taxes and adjusted EBITDA, a non-U.S. GAAP financial measure that represents U.S. GAAP net income (loss) excluding interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, restructuring charges, asset impairments and other costs associated with exit and disposal activities, acquisition and related costs, litigation related expenses and other (income) expense, net. We do not allocate certain costs to reportable segments, including costs related to our financing activities, business development and oversight, and tax, audit and other professional fees, to our reportable segments. Instead, we manage these costs at the Corporate level.

(in thousands)	EMEA	Americas	Corporate	Total
Three Months Ended March 31, 2014
Revenues	$132,644	$129,772	$—	$262,416
Income (loss) before provision for income taxes	49,128	29,191	(50,811)	27,508
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	11,871	21,948	141	33,960
Interest expense	20	27	25,587	25,634
Other (income) expense, net	242	(342)	(59)	(159)
Capital expenditures	4,054	3,990	—	8,044
Three Months Ended March 31, 2013
Revenues	$122,979	$91,646	$—	$214,625
Income (loss) before provision for income taxes	45,103	27,385	(36,838)	35,650
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	12,296	13,980	84	26,360
Interest expense	27	—	17,243	17,270
Other (income) expense, net	302	(372)	295	225
Capital expenditures	6,812	2,428	—	9,240
Nine Months Ended March 31, 2014
Revenues	$382,373	$336,987	$—	$719,360
Income (loss) before provision for income taxes	141,691	81,251	(211,370)	11,572
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	34,069	54,236	352	88,657
Interest expense	47	53	80,993	81,093
Other expense, net	1,046	4	61,011	62,061
Capital expenditures	10,602	17,803	—	28,405
Total assets as of March 31, 2014	1,440,471	1,548,368	278,718	3,267,557
Total assets as of June 30, 2013	1,275,982	855,821	125,738	2,257,541
Nine Months Ended March 31, 2013
Revenues	$350,249	$269,328	$—	$619,577
Income (loss) before provision for income taxes	128,922	85,051	(108,612)	105,361
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	35,164	40,733	243	76,140
Interest expense	55	—	52,001	52,056
Other expense, net	657	(68)	373	962
Capital expenditures	12,313	12,456	—	24,769

Geographic revenue information is based on the location of the customer and was as follows for the periods presented (in thousands):

	Europe *	United States	United Kingdom	Germany	All Other	Total
Three Months Ended March 31, 2014	75,009	104,706	30,782	22,970	28,949	262,416
Three Months Ended March 31, 2013	70,252	67,255	26,867	21,992	28,259	214,625
Nine Months Ended March 31, 2014	214,703	261,591	85,474	70,976	86,616	719,360
Nine Months Ended March 31, 2013	199,806	196,262	75,819	63,158	84,532	619,577
*    Excludes the United Kingdom and Germany.

16.	Subsequent Events

On May 7, 2014, we announced that the Audit Committee of our Board of Directors approved the payment of a quarterly dividend of $0.17 per share of outstanding common stock and per outstanding restricted stock unit. The dividends are payable on June 3, 2014 to stockholders and restricted stock unit holders of record at the close of business on May 22, 2014.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are identified by the use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies and include, but are not limited to, statements about: our ability to execute on Mission 2020; increase in customer demand for our software and services; growth rates for the automobile insurance claims industry; growth rates for vehicle purchases and car parcs; customer adoption rates for automated claims processing software and services; increases in customer spending on automated claims processing software and services; efficiencies resulting from automated claims processing; performance and benefits of our products and services; development or acquisition of claims processing and other products and services in areas other than automobile insurance; our relationship with insurance company customers as they continue global expansion; revenue growth resulting from the launch of new software and services; improvements in operating margins resulting from operational efficiency initiatives; increased utilization of our software and services resulting from increased severity; our expectations regarding the growth rates for vehicle insurance; changes in the amount of our existing unrecognized tax benefits; our revenue mix; our income taxes, including the periods during which tax benefits may be recognized; restructuring plans, potential restructuring charges and their impact on our revenues; our operating expense growth and operating expenses as a percentage of our revenues; stability of our development and programming costs; growth of our selling, general and administrative expenses; increase in total depreciation and amortization expense; increase in interest expense and possible impact of future foreign currency fluctuations; growth of our acquisition and related costs, including costs related to SRS; our ability to realize our U.S. deferred tax assets during the respective carryforward and reversal periods; our use of cash and liquidity position going forward; cash needs to service our debt; our ability to grow in all types of markets and the benefits of products and services of companies or assets we have acquired.

Actual results could differ materially from those projected, implied or anticipated by our forward-looking statements. Some of the factors that could cause actual results to differ include: those set forth in the sections titled “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere as described in this Quarterly Report on Form 10-Q. These factors include, but are not limited to: our reliance on a limited number of customers for a substantial portion of our revenues; effects of competition on our software and service pricing and our business; unpredictability and volatility of our operating results, which include the volatility associated with foreign currency exchange risks, our sales cycle, seasonality, changes in the amount of our income tax provision (benefit) or other factors; effects of the global economic downturn on demand for or utilization of our products and services; risks associated with and possible negative consequences of acquisitions, joint ventures, divestitures and similar transactions, including regulatory matters and risks related to our ability to successfully integrate our acquired businesses; our ability to increase market share, successfully introduce new software and services and expand our operations to new geographic locations; time and expenses associated with customers switching from competitive software and services to our software and services; rapid technology changes in our industry; effects of changes in or violations by us or our customers of government regulations; costs and possible future losses or impairments relating to our acquisitions; use of cash to service our debt and effects on our business of restrictive covenants in our bond indentures; our ability to obtain additional financing as necessary to support our operations including Mission 2020; country-specific risks associated with operating in multiple countries; damage to our business or reputation resulting from system failures, delays and other problems; we may not complete any subsequent acquisitions of additional equity interests of SRS; the failure to realize the expected benefits from our joint venture with Welsh, Carson or our investment in or subsequent acquisition of SRS; our inability to successfully integrate SRS's business, including SRS's existing employees, infrastructure and service offerings, with our existing businesses at reasonable cost, or at all; our inability to pay (or finance, as applicable) the call price or put prices at our expected cost, or at all, and the possible reduction in our cash balance or increase in outstanding debt after payment of the closing purchase price, call price or put prices; successful integration of acquired businesses that operate in industries outside of our core market; risks associated with a diversified business; our reliance on third-party information for our software and services; the financial impact of future significant restructuring and severance charges; the impact of changes in our tax provision (benefit) or effective tax rate; our ability to pay dividends or repurchase shares in future periods; our dependence on a limited number of key personnel; any material adverse impact of current or future litigation on our results or business, including litigation with Mitchell International; and other factors that are described from time to time in our periodic filings with the SEC.

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

All percentage amounts and ratios were calculated using the underlying data in whole dollars and may reflect rounding adjustments. The operating results in this section include SRS, except as otherwise stated. Operating results for the three and nine months ended March 31, 2014 are not necessarily indicative of the results that may be expected for any future period. We describe the effects on our results that are attributed to the change in foreign currency exchange rates by measuring the incremental difference between translating the current and prior period results at the monthly average rates for the same period from the prior year.

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

We serve over 165,000 customers and are active in over 65 countries across six continents with approximately 3,500 employees. Our customers include more than 4,000 automobile insurance companies, 60,500 collision repair facilities, 12,500 independent assessors, 45,000 service, maintenance and repair facilities and 43,000 automotive recyclers, auto dealers and others. We derive revenues from many of the world’s largest automobile insurance companies, including the ten largest automobile insurance companies in Europe and eight of the ten largest automobile insurance companies in North America.

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

Our chief operating decision maker is our Chief Executive Officer. We evaluate the performance of our reportable segments based on revenues, income before provision for income taxes and adjusted EBITDA, a non-U.S. GAAP financial measure that represents U.S. GAAP net income (loss) excluding interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, restructuring charges, asset impairments and other costs associated with exit and disposal activities, acquisition and related costs, litigation related expenses and other (income) expense, net. We do not allocate certain costs to reportable segments, including costs related to our financing activities, business development and oversight, and tax, audit and other professional fees, to our reportable segments. Instead, we manage these costs at the Corporate level.

The table below sets forth our revenues by reportable segment and as a percentage of our total revenues for the periods indicated (dollars in millions):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2014		2013		2014		2013
EMEA	$132.6	50.5%	$123.0	57.3%	$382.4	53.2%	$350.3	56.5%
Americas	129.8	49.5	91.6	42.7	337.0	46.8	269.3	43.5
Total	$262.4	100.0%	$214.6	100.0%	$719.4	100.0%	$619.6	100.0%

For the three and nine months ended March 31, 2014, the United States and the United Kingdom were the only countries that individually represented more than 10% of our total revenues.

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

Acquisition and related costs

Acquisition and related costs include legal and other professional fees and other transaction costs associated with completed and contemplated business combinations and asset acquisitions, costs associated with integrating acquired businesses, including costs incurred to eliminate workforce redundancies and for product rebranding, and other charges incurred as a direct result of our acquisition efforts. These other charges include changes to the fair value of contingent purchase consideration, acquired assets and assumed liabilities subsequent to the completion of the purchase price allocation, purchase consideration that is deemed to be compensatory in nature, and incentive compensation arrangements with continuing employees of acquired companies. Acquisition and related costs also include the legal and other professional fees associated with the Federal Trade Commission's investigation of our acquisition of Actual Systems and the divestiture of Actual Systems' U.S. and Canadian businesses.

Interest expense

Interest expense consists primarily of interest on our debt and amortization of related debt issuance costs, net of premium amortization.

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

Foreign currency. During the three and nine months ended March 31, 2014, we generated approximately 60% and 64%, respectively, of our revenues and incurred a majority of our costs, in currencies other than the U.S. dollar, primarily the Euro, as compared to 69% and 68% during the three and nine months ended March 31, 2013. We translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period for our consolidated statement of income and certain components of stockholders’ equity and the exchange rate at the end of that period for the consolidated balance sheet. These translations resulted in foreign currency translation adjustments of $(0.6) million and $40.4 million for the three and nine months ended March 31, 2014, respectively, and $(23.9) million and $5.6 million for the three and nine months ended March 31, 2013, respectively, which are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction (gains) losses recognized in our consolidated statements of income (loss) were $0.6 million and $(13.3) million during the three and nine months ended March 31, 2014, respectively, and $4.7 million and $(1.5) million during the three and nine months ended March 31, 2013.

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

Period	Average Euro-to-U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2012	$1.25	$1.58
Quarter ended December 31, 2012	1.30	1.61
Quarter ended March 31, 2013	1.32	1.55
Quarter ended June 30, 2013	1.31	1.54
Quarter ended September 30, 2013	1.32	1.55
Quarter ended December 31, 2013	1.36	1.62
Quarter ended March 31, 2014	1.37	1.65

During the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, the U.S. dollar weakened against most major foreign currencies we use to transact our business. Relative to the Euro and the Pound Sterling, the average U.S. dollar weakened by 3.7% and 6.5%, respectively, which increased our revenues and expenses for the three months ended March 31, 2014 relating to the Euro markets in which we transact business and the United Kingdom. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in an increase or decrease, as the case may be, to our revenues of $7.9 million and $22.9 million during the three and nine months ended March 31, 2014, respectively.

Factors that affect business volume. The following external factors have or may have an effect on the number of claims that are submitted and/or our volume of transactions, any of which can affect our revenues:

•
Number of insurance claims made. In fiscal year 2014, the number of insurance claims made increased slightly versus fiscal year 2013. In several of our large western European markets, the number of insurance claims for vehicle damage submitted by owners to their insurance carriers declined slightly. The number of insurance claims made can be influenced by factors such as unemployment levels, the number of miles driven, rising gasoline prices, the number of uninsured drivers, rising insurance premiums and insured opting for lower coverage or higher deductible levels, among other things. Fewer claims made can reduce the transaction-based fees that we generate.

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

Share-based compensation expense. We incurred pre-tax, non-cash share-based compensation charges of $8.7 million and $28.1 million for the three and nine months ended March 31, 2014, respectively, and $7.6 million and $18.8 million for the three and nine months ended March 31, 2013, respectively. We expect to recognize additional pre-tax, non-cash share-based compensation charges related to share-based awards outstanding at March 31, 2014. The estimated total remaining unamortized share-based compensation expense, net of forfeitures, was $53.1 million, which we expect to recognize over a weighted-average period of 2.9 years.

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

Results of Operations

Our results of operations include the results of operations of acquired companies from the date of the respective acquisitions.

The table below sets forth statement of income data, including the amount and percentage changes for the periods indicated (dollars in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2014	2013	Change		2014	2013	Change
	$	$	$	%	$	$	$	%
Revenues	262,416	214,625	47,791	22.3	719,360	619,577	99,783	16.1
Cost of revenues:
Operating expenses	57,524	45,966	11,558	25.1	162,033	133,407	28,626	21.5
Systems development and programming costs	25,094	20,871	4,223	20.2	66,302	59,271	7,031	11.9
Total cost of revenues (excluding depreciation and amortization)	82,618	66,837	15,781	23.6	228,335	192,678	35,657	18.5
Selling, general & administrative expenses	69,987	52,861	17,126	32.4	186,783	150,667	36,116	24.0
Share-based compensation expense	8,697	7,645	1,052	13.8	28,095	18,764	9,331	49.7
Depreciation and amortization	33,960	26,360	7,600	28.8	88,657	76,140	12,517	16.4
Restructuring charges, asset impairments and other costs associated with exit and disposal activities	3,347	1,708	1,639	96.0	4,457	4,901	(444)	(9.1)
Acquisition and related costs	10,824	6,069	4,755	78.3	28,307	18,048	10,259	56.8
Interest expense	25,634	17,270	8,364	48.4	81,093	52,056	29,037	55.8
Other (income) expense, net	(159)	225	(384)	(170.7)	62,061	962	61,099	6,351.2
	234,908	178,975	55,933	31.3	707,788	514,216	193,572	37.6
Income before provision for income taxes	27,508	35,650	(8,142)	(22.8)	11,572	105,361	(93,789)	(89.0)
Income tax provision	7,209	10,939	(3,730)	(34.1)	22,418	21,792	626	2.9
Net income (loss)	20,299	24,711	(4,412)	(17.9)	(10,846)	83,569	(94,415)	(113.0)
Less: Net income attributable to noncontrolling interests	406	3,235	(2,829)	(87.4)	6,623	8,684	(2,061)	(23.7)
Net income (loss) attributable to Solera Holdings, Inc.	19,893	21,476	(1,583)	(7.4)	(17,469)	74,885	(92,354)	(123.3)

The table below sets forth our statement of income data expressed as a percentage of revenues for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Operating expenses	21.9	21.4	22.5	21.5
Systems development and programming costs	9.6	9.7	9.2	9.6
Total cost of revenues (excluding depreciation and amortization)	31.5	31.1	31.7	31.1
Selling, general & administrative expenses	26.7	24.6	26.0	24.3
Share-based compensation expense	3.3	3.6	3.9	3.0
Depreciation and amortization	12.9	12.3	12.3	12.3
Restructuring charges, asset impairments and other costs associated with exit and disposal activities	1.3	0.8	0.6	0.8
Acquisition and related costs	4.1	2.8	3.9	2.9
Interest expense	9.8	8.0	11.3	8.4
Other (income) expense, net	(0.1)	0.1	8.6	0.2
	89.5	83.4	98.3	83.0
Income before provision for income taxes	10.5	16.6	1.6	17.0
Income tax provision	2.7	5.1	3.1	3.5
Net income (loss)	7.7	11.5	(1.5)	13.5
Less: Net income attributable to noncontrolling interests	0.2	1.5	0.9	1.4
Net income (loss) attributable to Solera Holdings, Inc.	7.6%	10.0%	(2.4)%	12.1%

Revenues

Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013. During the three months ended March 31, 2014, revenues increased $47.8 million, or 22.3%, and include revenues from SRS of $29.3 million. After adjusting for changes in foreign currency exchange rates and excluding revenues from SRS, revenues increased $17.8 million, or 8.3%, during the three months ended March 31, 2014 due to revenue growth in both our Americas and EMEA segments.

Our EMEA revenues increased $9.7 million, or 7.9%, to $132.6 million. After adjusting for changes in foreign currency exchange rates, EMEA revenues increased $6.1 million, or 5.0%, during the three months ended March 31, 2014 resulting from incremental revenue contributions from recently-acquired businesses, and growth in transaction revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

Our Americas revenues increased $38.1 million, or 41.6%, to $129.8 million and include revenues from SRS of $29.3 million. After adjusting for changes in foreign currency exchange rates and excluding revenues from SRS, Americas revenues increased $11.7 million, or 12.7%, during the three months ended March 31, 2014 resulting from incremental revenue contributions from recently-acquired businesses other than SRS, revenue growth in our AudaExplore re-underwriting business due to an increase in drivers and households monitored, and growth in transaction and subscription revenues from sales to new customers and increased transaction volume from and sales of new software and services to new and existing customers.

We expect AudaExplore to continue to expand its Explore re-underwriting offerings into additional U.S. states, and we expect AudaExplore's revenues to increase in connection with this expansion.

Nine Months Ended March 31, 2014 vs. Nine Months Ended March 31, 2013. During the nine months ended March 31, 2014, revenues increased $99.8 million, or 16.1%, and include revenues from SRS of $44.1 million. After adjusting for changes in foreign currency exchange rates and excluding revenues from SRS, revenues increased $51.4 million, or 8.3%, during the nine months ended March 31, 2014 due to revenue growth in both our EMEA and Americas segments.

Our EMEA revenues increased $32.1 million, or 9.2%, to $382.4 million. After adjusting for changes in foreign currency exchange rates, EMEA revenues increased $21.7 million, or 6.2%, during the nine months ended March 31, 2014 resulting from growth in transaction revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers, and incremental revenue contributions from recently-acquired businesses.

Our Americas revenues increased $67.7 million, or 25.1%, to $337.0 million and include revenues from SRS of $44.1 million. After adjusting for changes in foreign currency exchange rates and excluding revenues from SRS, Americas revenues increased $29.7 million, or 11.0%, during the nine months ended March 31, 2014 resulting from incremental revenue contributions from recently-acquired businesses other than SRS, revenue growth in our AudaExplore re-underwriting business due to an increase in drivers and households monitored, and growth in transaction and subscription revenues from sales to new customers and increased transaction volume from and sales of new software and services to new and existing customers, offset by a decline in revenue in our AudaExplore claims-related business due to the non-renewal of a customer agreement with a top U.S. insurance company, as previously announced in December 2011, that completed its transition to a new provider in December 2012.

Set forth below are revenues from each of our principal customer categories and as a percentage of revenues for the periods indicated (dollars in millions):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2014		2013		2014		2013
Insurance companies	$96.1	36.6%	$92.1	42.9%	$287.4	39.9%	$274.6	44.3%
Collision repair facilities	74.6	28.4	68.4	31.9	215.7	30.0	198.4	32.0
Independent assessors	19.3	7.4	18.3	8.5	59.1	8.2	54.6	8.8
Service, maintenance and repair facilities	29.3	11.2	—	—	44.1	6.1	—	—
Automotive recyclers, salvage, dealerships and others	43.1	16.4	35.8	16.7	113.1	15.8	92.0	14.9
Total	$262.4	100.0%	$214.6	100.0%	$719.4	100.0%	$619.6	100.0%

Revenue growth for each of our customer categories was as follows:

	Three Months Ended March 31, 2014		Nine Months Ended March 31, 2014
(dollars in millions)	Revenue Growth	Percentage Change	Revenue Growth	Percentage Change
Insurance companies	$4.0	4.4%	$12.8	4.6%
Collision repair facilities	6.2	9.1	17.3	8.7
Independent assessors	1.0	5.2	4.5	8.3
Service, maintenance and repair facilities	29.3	100.0	44.1	100.0
Automotive recyclers, salvage, dealerships and others	7.3	20.3	21.1	23.0
Total	$47.8	22.3%	$99.8	16.1%

Revenue growth for each of our customer categories after adjusting for changes in foreign currency exchange rates was as follows:

	Three Months Ended March 31, 2014		Nine Months Ended March 31, 2014
(dollars in millions)	Revenue Growth	Percentage Change	Revenue Growth	Percentage Change
Insurance companies	$4.7	5.1%	$12.9	4.7%
Collision repair facilities	5.9	8.6	15.3	7.7
Independent assessors	0.7	3.7	2.9	5.3
Service, maintenance and repair facilities	29.3	100.0	44.1	100.0
Automotive recyclers, salvage, dealerships and others	6.5	18.1	20.3	22.2
Total	$47.1	21.9%	$95.5	15.4%

Revenues from service, maintenance and repair facilities represent revenue contributions from our acquisition of SRS. The increase in revenues from automotive recyclers, salvage, dealerships and others during the three and nine months ended March 31, 2014 is primarily due to revenue contributions from recently-acquired businesses.

Operating expenses

Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013. During the three months ended March 31, 2014, operating expenses increased $11.6 million, or 25.1%, and include operating expenses from SRS of $6.6 million. After adjusting for changes in foreign currency exchange rates and excluding operating expenses of SRS, operating expenses increased $4.7 million, or 10.1%, during the three months ended March 31, 2014 primarily due to an increase in operating expenses in our Americas and EMEA segments.

Our EMEA operating expenses increased $2.7 million, or 12.5%. After adjusting for changes in foreign currency exchange rates, EMEA operating expenses increased $1.9 million, or 9.0%, during the three months ended March 31, 2014 primarily due to increase in personnel related expenses and incremental operating expenses contributions from recently-acquired businesses, mainly personnel related expenses.

Our Americas operating expenses increased $9.2 million or 37.5%, and include operating expenses from SRS of $6.6 million. After adjusting for changes in foreign currency exchange rates and excluding operating expenses of SRS, Americas operating expenses increased $3.1 million, or 12.5%, during the three months ended March 31, 2014 primarily due to incremental operating expenses contributions from recently-acquired businesses other than SRS.

We expect AudaExplore's operating expenses, primarily relating to costs for data utilized in Explore's re-underwriting offerings, to increase in absolute dollars as AudaExplore expands its offerings into additional U.S. states.

Nine Months Ended March 31, 2014 vs. Nine Months Ended March 31, 2013. During the nine months ended March 31, 2014, operating expenses increased $28.6 million, or 21.5%, and include operating expenses from SRS of $10.1 million. After adjusting for changes in foreign currency exchange rates and excluding operating expenses of SRS, operating expenses increased $17.5 million, or 13.1%, during the nine months ended March 31, 2014 primarily due to an increase in operating expenses in our Americas and EMEA segments.

Our EMEA operating expenses increased $8.6 million, or 13.7%. After adjusting for changes in foreign currency exchange rates, EMEA operating expenses increased $6.6 million, or 10.4%, during the nine months ended March 31, 2014 primarily due to increase in personnel related expenses and incremental operating expenses contributions from recently-acquired businesses, mainly personnel related expenses.

Our Americas operating expenses increased $20.4 million or 29.1%, and include operating expenses from SRS of $10.1 million. After adjusting for changes in foreign currency exchange rates and excluding operating expenses of SRS, Americas operating expenses increased $11.3 million, or 16.1%, during the nine months ended March 31, 2014 primarily due to incremental operating expenses contributions from recently-acquired businesses other than SRS, mainly personnel related expenses and purchased data costs, an increase in third party license fees and an increase in the costs of data purchased from state departments of motor vehicles consistent with the revenue growth in our AudaExplore re-underwriting business.

Systems development and programming costs

Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013. During the three months ended March 31, 2014, systems development and programming costs (“SD&P”) increased $4.2 million, or 20.2%, and include SD&P from SRS of $2.8 million. After adjusting for changes in foreign currency exchange rates and excluding SD&P of SRS, SD&P increased $1.1 million, or 5.1%, during the three months ended March 31, 2014 primarily due to an increase in SD&P expenses in our Americas segment.

Our EMEA SD&P increased $0.4 million, or 3.0%. After adjusting for changes in foreign currency exchange rates, EMEA SD&P decreased $0.1 million, or 0.8%, during the three months ended March 31, 2014 primarily due to a decrease in external programming costs resulting from ongoing expense reduction initiatives.

Our Americas SD&P increased $3.8 million, or 45.0%, and include SD&P from SRS of $2.8 million. After adjusting for changes in foreign currency exchange rates and excluding SD&P of SRS, Americas SD&P increased $1.2 million, or 13.6%, during the three months ended March 31, 2014 primarily due to incremental SD&P contributions from recently-acquired business other than SRS, partially offset by a decrease in external programming costs resulting from ongoing expense reduction initiatives.

Nine Months Ended March 31, 2014 vs. Nine Months Ended March 31, 2013. During the nine months ended March 31, 2014, SD&P increased $7.0 million, or 11.9%, and include SD&P from SRS of $4.4 million. After adjusting for changes in foreign currency exchange rates and excluding SD&P of SRS, SD&P increased $1.7 million, or 2.8%, during the nine months ended March 31, 2014 primarily due to an increase in SD&P expenses in our Americas segment.

Our EMEA SD&P increased $0.3 million or 0.9%. After adjusting for changes in foreign currency exchange rates, EMEA SD&P decreased $0.9 million, or 2.6%, during the nine months ended March 31, 2014 primarily due to a decrease in external programming costs resulting from ongoing expense reduction initiatives.

Our Americas SD&P increased $6.7 million, or 27.4%, and include SD&P from SRS of $4.4 million. After adjusting for changes in foreign currency exchange rates and excluding SD&P of SRS, Americas SD&P increased $2.6 million, or 10.5%, during the nine months ended March 31, 2014 primarily due to an increase in personnel related expenses due to increased product development investment and incremental SD&P contributions from recently-acquired businesses other than SRS, mainly personnel related expenses.

Selling, general and administrative expenses

Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013. During the three months ended March 31, 2014, selling, general and administrative expenses (“SG&A”) increased $17.1 million, or 32.4%, and include SG&A from SRS of $8.5 million. After adjusting for changes in foreign currency exchange rates and excluding SG&A of SRS, SG&A increased $8.5 million, or 15.9%, primarily due to a $3.7 million increase in personnel related expenses in our EMEA and Americas segments due to continued growth in our business and incremental SG&A contributions from recently-acquired businesses other than SRS of $1.9 million, a $1.8 million increase in professional fees, a $0.5 million increase in facilities cost and a $0.3 million increase in advertising costs.

Nine Months Ended March 31, 2014 vs. Nine Months Ended March 31, 2013. During the nine months ended March 31, 2014, selling, general and administrative expenses (“SG&A”) increased $36.1 million, or 24.0%, and include SG&A from SRS of $12.5 million. After adjusting for changes in foreign currency exchange rates and excluding SG&A of SRS, SG&A increased $22.7 million, or 15.0%, primarily due to a $14.0 million increase in personnel related expenses in our EMEA and Americas segments due to continued growth in our business, incremental SG&A contributions from recently-acquired businesses other than SRS of $2.6 million, a $1.4 million increase in facilities expense, a $2.6 million increase in professional fees and a $2.1 million increase in other administrative expenses.

Notwithstanding the impact of fluctuations in the value of the U.S. dollar versus certain foreign currencies in which we transact business, we expect SG&A to continue to increase in the future in absolute dollars as we continue to expand our business into new markets, incur costs related to acquisitions and continue to incur costs associated with being a public company.

Share-based compensation expense

Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013; Nine Months Ended March 31, 2014 vs. Nine Months Ended March 31, 2013. During the three months ended March 31, 2014, share-based compensation expense increased $1.1 million, or 13.8%. During the nine months ended March 31, 2014, share-based compensation expense increased $9.3 million, or 49.7%. The increase is primarily due to share-based compensation expense associated with the long-term incentive awards granted to our executive officers in March 2013 and more extensive use of equity-based incentive compensation in our compensation plans to incent personnel for continued contributions to increasing our profitability and value during the first phase of our previously-announced financial mission, Mission 2020.

Depreciation and amortization

Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013. During the three months ended March 31, 2014, depreciation and amortization increased by $7.6 million, or 28.8%, and include depreciation and amortization contributions from SRS of $7.9 million. After adjusting for changes in foreign currency exchange rates and excluding depreciation and amortization of SRS, depreciation and amortization decreased $0.6 million, or 2.2% for the three months ended March 31, 2014 primarily due to the continued decrease in amortization expense related to the intangible assets acquired in the CSG Acquisition and the acquisition of Explore since these intangible assets are being amortized on an accelerated basis.

Nine Months Ended March 31, 2014 vs. Nine Months Ended March 31, 2013. During the nine months ended March 31, 2014, depreciation and amortization increased by $12.5 million, or 16.4%, and include depreciation and amortization contributions from SRS of $12.4 million. After adjusting for changes in foreign currency exchange rates and excluding depreciation and amortization of SRS, depreciation and amortization decreased $0.6 million, or 0.8% for the nine months ended March 31, 2014 primarily due to the continued decrease in amortization expense related to the intangible assets acquired in the CSG Acquisition and the acquisition of Explore since these intangible assets are being amortized on an accelerated basis.

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

Restructuring charges, asset impairments and other costs associated with exit and disposal activities

Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013; Nine Months Ended March 31, 2014 vs. Nine Months Ended March 31, 2013. During the three months ended March 31, 2014 and 2013, we incurred restructuring charges, asset impairments and other costs associated with exit and disposal activities of $3.3 million and $1.7 million, respectively. During the nine months ended March 31, 2014 and 2013, we incurred restructuring charges, asset impairments and other costs associated with exit and disposal activities of $4.5 million and $4.9 million, respectively.

The restructuring charges, asset impairments and other costs associated with exit and disposal activities incurred during the three and nine months ended March 31, 2014 and 2013, respectively, consist primarily of employee termination benefits related to ongoing restructuring initiatives. The remaining unpaid restructuring charges incurred under these restructuring plans are expected to be paid in fiscal year 2014.

We expect to incur additional restructuring charges in future years as we continue to undertake additional efforts to improve efficiencies in our business.

Acquisition and related costs

Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013; Nine Months Ended March 31, 2014 vs. Nine Months Ended March 31, 2013. We incurred acquisition and related costs of $10.8 million and $6.1 million, during the three months ended March 31, 2014 and 2013, respectively, and $28.3 million and $18.0 million during the nine months ended March 31, 2014 and 2013, respectively.

Acquisition and related costs incurred during the three months ended March 31, 2014 and 2013 consist primarily of contingent purchase consideration that is deemed compensatory in nature and other costs associated with completed acquisitions of $9.2 million and $5.6 million, respectively, and legal and professional fees incurred in connection with completed and contemplated business combinations of $1.6 million and $0.5 million, respectively.

Acquisition and related costs incurred during the nine months ended March 31, 2014 and 2013 consist primarily of contingent purchase consideration that is deemed compensatory in nature and other costs associated with completed acquisitions of $24.6 million and $14.3 million, respectively, and legal and professional fees incurred in connection with completed and contemplated business combinations of $3.7 million and $3.7 million, respectively.

Acquisition and related costs incurred during the nine months ended March 31, 2014 also reflects a $2.5 million cash payment received from SRS at closing which was intended to reimburse us for a portion of the direct and incremental costs we incurred related to the acquisition.

We expect to incur additional acquisition and related costs in future years as we continue to pursue potential business combinations and asset acquisitions as part of our plan to grow our business.

Interest expense

Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013; Nine Months Ended March 31, 2014 vs. Nine Months Ended March 31, 2013. During the three and nine months ended March 31, 2014, interest expense increased $8.4 million and $29.0 million, respectively, due to interest expense related to the 2021 Senior Notes issued in July 2013 and November 2013 and the 2023 Senior Notes issued in November 2013.

We expect that our annual interest expense will increase in fiscal year 2014, as compared to fiscal year 2013, as a result of the interest on our 2021 Senior Notes and 2023 Senior Notes.

Other (Income) Expense, Net

Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013. During the three months ended March 31, 2014, other income, net increased $0.4 million due primarily to a $3.9 million decrease in losses on derivative instruments, offset by a $4.2 million decrease in net foreign currency transaction gains on transactions denominated in a currency other than the functional currency of the local company.

Nine Months Ended March 31, 2014 vs. Nine Months Ended March 31, 2013. During the nine months ended March 31, 2014, other expense, net increased $61.1 million due primarily to a $63.3 million loss on debt extinguishment associated with the redemption of our 2018 Senior Notes in November 2013 and the repayment of the outstanding term loans under our Amended Credit Facility in July 2013, and an $12.8 million increase in losses on derivative instruments, partially offset by a $11.9 million increase in net foreign currency transaction gains on transactions denominated in a currency other than the functional currency of the local company and a $3.0 million increase in gains on asset sales.

Income tax provision

Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013. During the three months ended March 31, 2014 and 2013, we recorded an income tax provision of $7.2 million and $10.9 million, respectively. The decrease in the income tax provision is due primarily to the release of $2.9 million of the valuation allowance on our U.S. deferred tax assets as a result of the utilization of certain foreign tax credit carryforwards and the recognition of certain discrete tax benefits for the three months ended March 31, 2014.

Nine Months Ended March 31, 2014 vs. Nine Months Ended March 31, 2013. During the nine months ended March 31, 2014 and 2013, we recorded an income tax provision of $22.4 million and $21.8 million, respectively. The increase in the income tax provision is primarily due to establishing a $26.8 million net valuation allowance on our U.S. deferred tax assets during the nine months ended March 31, 2014 and the release of the valuation allowance on our Dutch deferred tax assets during the nine months ended March 31, 2013, partially offset by the tax benefit recognized during the nine months ended March 31, 2014 related to costs associated with the redemption of the 2018 Senior Notes and the recognition of certain discrete tax benefits during the nine months ended March 31, 2014.

Our income tax provision for the three and nine months ended March 31, 2014 is not necessarily indicative of the effective tax rate that may be expected for fiscal year 2014.

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

As of December 31, 2013, management concluded that it was not more-likely-than-not that all of our U.S. net deferred tax assets will be realized in accordance with U.S. GAAP. Accordingly, during the second quarter of fiscal year 2014, we established a valuation allowance against our U.S. net deferred tax assets of $29.7 million due to the limitation in our ability to utilize foreign tax credit carryforwards prior to the expiration of the carryforward periods. During the three months ended March 31, 2014, we released $2.9 million of the valuation allowance as a result of the utilization of certain foreign tax credit carryforwards. As of March 31, 2014, the remaining valuation allowance on our U.S. deferred tax assets is $26.8 million.

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

We used the net proceeds from the November 2013 issuance of the 2021 Senior Notes and the 2023 Senior Notes of $855.4 million, together with existing cash on hand, to redeem the outstanding senior unsecured notes due June 2018 (the “2018 Senior Notes”). The redemption price for the 2018 Senior Notes was $932.8 million, consisting of (i) the unpaid principal amount of the 2018 Senior Notes of $850.0 million, (ii) accrued unpaid interest through the redemption date of $24.4 million, and (iii) a redemption premium of $58.4 million.

The 2021 Senior Notes and the 2023 Senior Notes contain certain covenants including, among others, restrictions related to dividends, distributions, repurchases of equity, prepayments of debt or additional indebtedness, investments; liens on assets; mergers with another company, dispositions of assets, and transactions with affiliates. We are in compliance with the specified financial covenants of the 2021 Senior Notes and the 2023 Senior Notes at March 31, 2014.

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

The noncontrolling stockholders of certain of our subsidiaries have the right to require us to redeem their shares. We do not have any indication that the exercise of any remaining redemption rights is probable within the next twelve months. Further, we do not believe the occurrence of conditions precedent to the exercise of certain of these redemption rights is probable within the next twelve months. If the stockholders exercise their redemption rights within the next twelve months, we believe that we have sufficient liquidity to fund such redemptions.

In November 2011, our Board of Directors approved a share repurchase program for up to a total of $180 million of our common stock through November 20, 2013. In October 2013, our Board of Directors approved a new share repurchase program, replacing the share repurchase program authorized in November 2011, for up to a total of $200 million of our common stock through November 10, 2015. Share repurchases are made from time to time, through an accelerated stock purchase agreement, in open market transactions at prevailing market prices or in privately negotiated transactions. The repurchase program does not require us to purchase any specific number or amount of shares, and the timing and amount of such purchases will be determined by management based upon market conditions and other factors. In addition, the program may be amended or terminated at the discretion of our Board of Directors. Through September 30, 2013, we repurchased approximately 2.9 million shares for $136.6 million under the share repurchase program that was authorized in November

2011. Through March 31, 2014, we have repurchased approximately 0.5 million shares for $29.8 million under the share repurchase program that was authorized in October 2013.

On March 4, 2014 we paid a quarterly cash dividend with a value of $0.17 per outstanding share of common stock and per outstanding restricted stock unit to our stockholders and restricted stock unit holders of record on February 19, 2014. The aggregate dividend payments for the nine months ended March 31, 2014 was $35.4 million. On May 7, 2014, we announced that the Audit Committee of our Board of Directors approved the payment of a quarterly dividend of $0.17 per outstanding share of common stock and per outstanding restricted stock unit. The dividends are payable on June 3, 2014 to stockholders and restricted stock unit holders of record at the close of business on May 22, 2014. Any determination to pay dividends in future periods will be at the discretion of our Board of Directors. The indenture governing our senior unsecured notes include restrictions on our ability to pay dividends on our common stock.

As of March 31, 2014, we had cash and cash equivalents of $745.2 million. At March 31, 2014, our total current and long-term debt obligations were $1.7 billion, consisting of $1.4 billion related to the 2021 Senior Notes and $340.0 million related to the 2023 Senior Notes.

We believe that our existing cash on hand and cash flow from operations will be sufficient to fund currently anticipated working capital and debt service requirements, as well as investment of capital in acquisition and other strategic and investment opportunities, including the investment of capital pursuant to Phase I of our Mission 2020 goal, for at least the next twelve months.

Our management believes that our cash is best utilized by investing in the future growth of our business to support the achievement of our Mission 2020 goal, either through acquisitions or penetration of new geographic markets and other strategic opportunities, and maximizing stockholder return through the payment of cash dividends and stock repurchases. We regularly review acquisition and other strategic opportunities, which may require additional debt or equity financing. If we raise additional funds by issuing equity securities, further dilution to our then-existing stockholders may result. Additional debt financing may include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any equity or debt financing may contain terms, such as liquidation and other preferences, that are not favorable to us or our stockholders.

We consider the undistributed earnings of our foreign subsidiaries as of March 31, 2014 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. At March 31, 2014, the amount of cash associated with permanently reinvested foreign earnings was approximately $360.3 million. We have not, nor do we anticipate the need to, repatriate funds to the U.S. in order to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements. If we were to repatriate such foreign earnings in the future, we would incur incremental U.S. federal and state income taxes. However, our intent is to continue to indefinitely reinvest our foreign earnings and our current plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations.

The following summarizes our primary sources and uses of cash in the periods presented (in millions):

	Nine Months Ended March 31,
	2014	2013	Change
Operating activities	$219.5	$173.6	$45.9
Investing activities	(369.3)	(169.3)	(200.0)
Financing activities	426.3	(68.2)	494.5

Operating activities. The $45.9 million increase in cash provided by operating activities was primarily attributable to changes in working capital.

Investing activities. The $200.0 million increase in cash used in investing activities was primarily attributable to the $289.2 million paid to acquire SRS in November 2013, an increase in capital expenditures of $3.6 million and an increase in acquisitions and capitalization of intangible assets of $11.8 million.

Financing activities. The $494.5 million increase in cash provided by financing activities was primarily attributable to the proceeds from the issuance of the 2021 Senior Notes and the 2023 Senior Notes, net of the repayment of the outstanding term loans under the Amended Credit Facility and the redemption of the 2018 Senior Notes, including the payment of the redemption premium, of $503.3 million. Also contributing to the increase is the $14.1 million paid to acquire additional shares of AUTOonline in October 2012 and an increase in cash proceeds received from our employee stock purchase plan and the exercise of stock options of $4.1 million. The increase in cash provided by financing activities is offset by a $18.4 million increase in stock repurchases due to the adoption of a new share repurchase program in November 2013 and a $9.3 million increase in dividend payment due to the increase in our annual dividend to $0.68 per share in fiscal year 2014.

Off-Balance Sheet Arrangements and Related Party Transactions

As of March 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Certain minority stockholders of our international subsidiaries are also commercial purchasers and users of our software and services. Revenue transactions with all of the individual minority stockholders in the aggregate were less than 10% of our consolidated revenue for the nine months ended March 31, 2014 and 2013, respectively, and aggregate accounts receivable from the minority stockholders represent less than 10% of consolidated accounts receivable at March 31, 2014 and June 30, 2013, respectively.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in our consolidated financial statements. On an ongoing basis, we evaluate estimates. We base our estimates on historical experiences and assumptions which we believe to be reasonable under the circumstances. These estimates form the basis for our judgments that affect the amounts reported in the consolidated financial statements. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 to our audited consolidated financial statements for the year ended June 30, 2013 and our critical accounting policies are more fully described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each of which are included in our Annual Report on Form 10-K for the year ended June 30, 2013 filed with the SEC on August 23, 2013. There have been no significant changes in our critical accounting policies and estimates during the nine months ended March 31, 2014.

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

Period	Average Euro-to-U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2012	$1.25	$1.58
Quarter ended December 31, 2012	1.30	1.61
Quarter ended March 31, 2013	1.32	1.55
Quarter ended June 30, 2013	1.31	1.54
Quarter ended September 30, 2013	1.32	1.55
Quarter ended December 31, 2013	1.36	1.62
Quarter ended March 31, 2014	1.37	1.65

During the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, the U.S. dollar weakened against most major foreign currencies we use to transact our business. Relative to the Euro and the Pound Sterling, the average U.S. dollar weakened by 3.7% and 6.5%, respectively, which increased our revenues and expenses for the three months ended March 31, 2014 relating to the Euro markets in which we transact business and the United Kingdom. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in an increase or decrease, as the case may be, to our revenues of $7.9 million and $22.9 million during the three and nine months ended March 31, 2014, respectively.

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

During the three and nine months ended March 31, 2014, we recognized net foreign currency transaction (gains) losses in our consolidated statements of income (loss) of $0.6 million and $(13.3) million, respectively. During the three and nine months ended March 31, 2013, we recognized net foreign currency transaction (gains) losses in our consolidated statements of income (loss) of $4.7 million and $(1.5) million, respectively.

Interest Rate Risk

Our outstanding long-term debt as of March 31, 2014 consists entirely of senior unsecured notes that bear interest at a fixed interest rate. Accordingly, we are not subject to interest rate risk.

ITEM 4.	CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures and, based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

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

Changes in Internal Controls

We did not identify any changes in our internal control over financial reporting that occurred during the third quarter of fiscal year 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We derive a substantial portion of our revenues from sales to large insurance companies and collision repair facilities that have relationships with these insurance companies. During the nine months ended March 31, 2014, we derived 15.9% of our revenues from our ten largest insurance company customers. The largest three of these customers accounted for 2.6%, 2.4%, and 2.2%, respectively, of our revenues during the nine months ended March 31, 2014. A loss of one or more of these customers would result in a significant decrease in our revenues, including the business generated by collision repair facilities associated with those customers. Furthermore, many of our arrangements with European customers are terminable by them on short notice or at any time. In addition, disputes with customers may lead to delays in payments to us, terminations of agreements or litigation. Additional terminations or non-renewals of customer contracts or reductions in business from our large customers would harm our business, financial condition and results of operations.

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

Some of our current or future competitors may have or develop closer customer relationships, have or develop additional solutions we do not have that our customers may desire, develop stronger brands, have greater access to capital, lower cost structures and/or more attractive system design and operational capabilities than we have. Consolidation within our industry could result in the formation of competitors with substantially greater financial, management or marketing resources than we have, and such competitors could utilize their substantially greater resources and economies of scale in a manner that affects our ability to compete in the relevant market or markets. As a result of consolidation, our competitors may be able to adapt more quickly to new technologies and customer needs, devote greater resources to promoting or selling their products and services, initiate and withstand substantial price competition, expand into new markets, hire away our key employees, change or limit access to key information and systems, take advantage of acquisition or other strategic opportunities more readily and develop and expand their product and service offerings more quickly than we can. In addition, our competitors may form strategic or exclusive relationships with each other, such as the equity interest in GT Motive purchased by Mitchell International, and with other companies in attempts to compete more successfully against us. These relationships may increase our competitors’ ability, relative to ours, to address customer needs with their software and service offerings, which may enable them to rapidly increase their market share.

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

We derive most of our revenues, and incur most of our costs, including a portion of our debt service costs, in currencies other than the U.S. dollar, mainly the Euro. In our historical financial statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period for our consolidated statement of income and certain components of stockholders’ equity or the exchange rate at the end of that period for the consolidated balance sheet. These translations resulted in a net foreign currency translation adjustment of $40.4 million and $5.6 million for the nine months ended March 31, 2014 and 2013, respectively, which are recorded as a component of accumulated other comprehensive income (loss) in the stockholders' equity. Ongoing global economic conditions have impacted currency exchange rates.

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

Period	Average Euro-to-U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2012	$1.25	$1.58
Quarter ended December 31, 2012	1.30	1.61
Quarter ended March 31, 2013	1.32	1.55
Quarter ended June 30, 2013	1.31	1.54
Quarter ended September 30, 2013	1.32	1.55
Quarter ended December 31, 2013	1.36	1.62
Quarter ended March 31, 2014	1.37	1.65

During the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, the U.S. dollar weakened against most major foreign currencies we use to transact our business. Relative to the Euro and the Pound Sterling, the average U.S. dollar weakened by 3.7% and 6.5%, respectively, which increased our revenues and expenses for the three months ended March 31, 2014 relating to the Euro markets in which we transact business and the United Kingdom. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in an increase or decrease, as the case may be, to our revenues of $7.9 million and $22.9 million during the three and nine months ended March 31, 2014, respectively.

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

During the nine months ended March 31, 2014 and 2013, we recognized net foreign currency transaction (gains) losses in our consolidated statements of income (loss) of $(13.3) million and $(1.5) million, respectively.

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

Since the closing date of the SRS Acquisition, we have consolidated the financial results of SRS into our own in accordance with accounting principles generally accepted in the United States as a result of having effective management control of SRS following the completion of the SRS Acquisition. This caused the total assets and liabilities on our balance sheet to appear larger than they would otherwise and our statement of income (loss) to reflect larger revenues and expenses than would be the case absent such consolidation. In addition, SRS is entitled to dividend or otherwise distribute to us our proportionate share of its earnings that will be otherwise reflected in our consolidated statement of income without the consent of WCAS. The board of directors of SRS, in the exercise their fiduciary duties to all of the stockholders of SRS, may take actions that may not always be in our best interests and such actions could lead to outcomes that have a material negative impact on the operations or financial condition of SRS. This would impact our results of operations and financial condition, thereby possibly impacting our ability to obtain needed financing for our operations, or our ability to do so on favorable terms.

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

We have a significant amount of indebtedness. As of March 31, 2014, our indebtedness, including current maturities, was $1.7 billion, of which $1.4 billion matures in June 2021 and $340.0 million matures in November 2023.

During the nine months ended March 31, 2014, our aggregate interest expense was $81.1 million and cash paid for interest was $61.5 million. As a result of our issuance of the 2021 Senior Notes and the 2023 Senior notes, our interest expense and cash interest expense will increase significantly in fiscal year 2014 as compared to fiscal year 2013.

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

Pursuant to agreements entered into prior to the CSG Acquisition, the noncontrolling stockholders of certain of our majority-owned subsidiaries have the right to require us to redeem their shares at the then fair market value. For financial statement reporting purposes, the estimated fair market value of these redeemable noncontrolling interests was $94.7 million at March 31, 2014.

We are active in over 65 countries, where we are subject to country-specific risks that could adversely impact our business and results of operations.

During the nine months ended March 31, 2014, we generated approximately 64% of our revenues outside the U.S. and we expect revenues from non-U.S. markets to continue to represent a majority of our total revenues. Business and operations in individual countries are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, currency exchange controls and repatriation of earnings. Our results are also subject to the difficulties of coordinating our activities across more than 65 different countries. Furthermore, our business strategy includes expansion of our operations into new and developing markets, which will require even greater international coordination, expose us to additional local government regulations and involve markets in which we do not have experience or established operations. In addition, our operations in each country are vulnerable to changes in socio-economic conditions and monetary and fiscal policies, intellectual property protection disputes, the settlement of legal disputes through foreign legal systems, the collection of receivables through foreign legal systems, exposure to possible expropriation or other governmental actions, unsettled political conditions, possible terrorist attacks and pandemic disease. These and other factors may harm our operations in those countries and therefore our business, financial condition and results of operations.

We have a large amount of goodwill and other intangible assets as a result of acquisitions. Our earnings will be harmed if we suffer an impairment of our goodwill or other intangible assets.

We have a large amount of goodwill and other intangible assets and are required to perform an annual, or in certain situations a more frequent, assessment for possible impairment for accounting purposes. At March 31, 2014, we had goodwill and other intangible assets of $2.1 billion, or approximately 65% of our total assets. If we do not achieve our planned operating results or other factors impair these assets, we may be required to incur a non-cash impairment charge. Any impairment charges in the future will adversely affect our results of operations.

We may incur significant restructuring and severance charges in future periods, which would harm our operating results and cash position or increase debt.

We incurred restructuring charges of $4.5 million and $4.9 million during the nine months ended March 31, 2014 and 2013, respectively. These charges consist primarily of termination benefits paid or to be paid to employees. As of March 31, 2014, our remaining restructuring and severance obligations associated with these restructuring initiatives were $1.4 million.

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

We have been and continue to be involved in legal proceedings, claims and other litigation that arise in the ordinary course of business. For example, we have been involved in disputes with collision repair facilities, acting individually and as a group in some situations that claim that we have colluded with our insurance company customers to depress the repair time estimates generated by our repair estimating software. We have also been and continue to be involved in litigation alleging that we have colluded with our insurance company customers to cause the estimates of vehicle fair market value generated by our total loss estimation software to be unfairly low. On February 28, 2014, Solera, Explore, and Audatex North America, Inc. were each served with a civil complaint filed against them and another defendant by an insurance company third party claimant  in Minnesota state court.  The complaint seeks state-wide class action status for similarly situated claimants, claiming that the defendant’s methodology for determining the value of total loss vehicles violates Minnesota law.  We filed a motion to dismiss on April 18, 2014.  Furthermore, we are also subject to assertions by our customers and strategic partners that we have not complied with the terms of our agreements with them or that the agreements are not enforceable against them, some of which are the subject of pending litigation and any of which could in the future lead to arbitration or litigation. While we do not expect the outcome of any such pending or threatened litigation to have a material adverse effect on our financial position, litigation is unpredictable and excessive verdicts, both in the form of monetary damages and injunction, could occur. In the future, we could incur judgments or enter into settlements of claims that could harm our financial condition and results of operations.

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

As of March 31, 2014, management believes it is not more-likely-than-not that all of our U.S. deferred tax assets will be realized in accordance with U.S. GAAP. Accordingly, during the nine months ended March 31, 2014, we established a valuation allowance against our U.S. net deferred tax assets of $26.8 million. All available evidence was considered, including our U.S. cumulative income or loss position over the 12 quarters ended March 31, 2014 which included recent increases to interest expense. The U.S. cumulative loss position reduced the weight given to subjective evidence such as projections for future growth. As of each reporting date, our management considers new evidence, both positive and negative, that could impact management’s view with regards to future realization of deferred tax assets. We believe that our estimate of future taxable income is reasonable but inherently uncertain, and if our current or future operations and investments generate taxable income different than the anticipated amounts or US tax law changes reduce income expected in the future, adjustments to the valuation allowance are possible.

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

We began paying quarterly cash dividends to holders of our outstanding of common stock and restricted stock units in the quarter ended September 30, 2009. On May 7, 2014, we announced that the Audit Committee of our Board of Directors approved the payment of a quarterly dividend of $0.17 per outstanding share of common stock and per outstanding restricted stock unit. The dividends are payable on June 3, 2014 to stockholders and restricted stock unit holders of record at the close of business on May 22, 2014. Any determination to pay dividends in future periods will be at the discretion of our Board of Directors. Our ability to pay dividends to holders of our common stock and restricted stock units in future periods may be limited by restrictive covenants under the indenture for the senior unsecured notes. As a result, your only opportunity to achieve a return on your investment in us could be if the market price of our common stock appreciates and you sell your shares at a profit. We cannot assure you that the market price for our common stock will ever exceed the price that you pay.

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

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 2014	—	$—	—	$190,236
February 2014	250,000	$66.91	250,000	$173,503
March 2014	50,000	$66.74	50,000	$170,165
Total	300,000	$66.88	300,000	$170,165

ITEM 5.	OTHER INFORMATION

On May 6, 2014, our Board of Directors approved an updated form of indemnity agreement for our directors, officers and key employees. In determining whether to approve such new form of indemnity agreement, our Board of Directors evaluated our previous form of indemnification agreement (which had not been updated since our initial public offering) and, in consultation with counsel and outside experts, determined that it was is in our and our stockholders’ best interests to revise and update the existing indemnification agreement to continue to attract and retain talented and experienced individuals to serve as our representatives. Each of our current directors and executive officers is entering into a new definitive indemnity agreement effective as of May 6, 2014. We anticipate that we will enter into substantially similar definitive indemnity agreements with any new directors or executive officers.

In general and subject to certain exceptions, the indemnity agreements provide that we will indemnify any director, officer or key employee that is a party to such indemnity agreement (each, an “indemnitee”), to the fullest extent permitted by our bylaws and applicable law, against expenses and other liabilities (including but not limited to, judgments, fines, penalties, amounts paid in settlement and all interest, taxes, assessments and other charges relating thereto) incurred in connection with, or related to, the scope of their service with us or any of our subsidiaries.

In addition and subject to certain limitations, the indemnity agreements also provide that we must (i) use reasonable efforts to obtain appropriate liability insurance for the indemnitees and (ii) advance expenses incurred by the indemnitees in connection with any proceeding covered by the indemnity agreement. The indemnity agreement requires the indemnitees to undertake to repay such advanced amounts if it is ultimately determined that such person is not entitled to indemnification under our indemnity agreement, bylaws or applicable law. The indemnity agreements also provide procedures related to the requesting and obtaining of indemnification and the handling and settling of indemnification claims.

The indemnity agreements do not exclude any other rights that an indemnitee may have under any applicable law, our certificate of incorporation or bylaws, the vote of our stockholders or disinterested directors, any other agreements, or otherwise.

The foregoing description of the indemnity agreement is a general description only and is qualified in its entirety by reference to the form of indemnity agreement, a copy of which is filed as Exhibit 10.1 to this report and is incorporated herein by reference.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
10.1	Form of Indemnity Agreement
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tony Aquila, Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Renato Giger, Chief Financial Officer and Treasurer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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
May 8, 2014