Form 10-K
period 2014-06-30
SOLERA HOLDINGS, INC
filed 2014-08-29
CIK 1324245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $2,679,000,000 as of December 31, 2013 (based upon the closing sale price on The New York Stock Exchange for such date). For this purpose, all shares held by directors, executive officers and stockholders beneficially owning five percent or more of the registrant’s common stock have been treated as held by affiliates.
The number of shares of the registrant’s common stock outstanding as of August 21, 2014 was 68,608,932.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement to be delivered to stockholders in connection with registrants 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are identified by the use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies and include, but are not limited to, statements about: increase in customer demand for our software and services; growth rates for the automobile insurance claims industry; growth rates for vehicle purchases and car parcs; customer adoption rates for automated claims processing software and services; increases in customer spending on automated claims processing software and services; efficiencies resulting from automated claims processing; performance and benefits of our products and services; development or acquisition of claims processing products and services in areas other than automobile insurance; our relationship with insurance company customers as they continue global expansion; revenue growth resulting from the launch of new software and services; growth and expansion in our service, maintenance and repair platform and customer’s customer platform; execution of our Mission 2020 strategy to grow our business to $2 billion in revenue and $840 million in Adjusted EBITDA by fiscal year 2020; execution of our Leverage, Diversity and Disruption growth strategy; execution of our Management, Margin and Core strategy related to acquisitions and joint ventures; our ability to acquire over time additional interests in our Service Repair Solutions, Inc. joint venture and to successfully integrate it into our existing businesses; improvements in operating margins resulting from operational efficiency initiatives; expectations regarding AudaExplore revenue; increased utilization of our software and services resulting from increased severity; our expectations regarding the growth rates for vehicle insurance; changes in the amount of our existing unrecognized tax benefits; our revenue mix; our income taxes; restructuring plans, potential restructuring charges and their impact on our revenues; our operating expense growth and operating expenses as a percentage of our revenues; stability of our development and programming costs; growth of our selling, general and administrative expenses; decrease of total depreciation and amortization expense; increase in interest expense and possible impact of future foreign currency fluctuations; growth of our acquisition and related costs; our ability to realize our U.S. and foreign deferred tax assets during the respective carryforward and reversal periods; our use of cash and liquidity position going forward; cash needs to service our debt; and our ability to grow in all types of markets.
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

General

References and Fiscal Year

The terms “we,” “us,” “our,” “our company” and “our business” refer to the consolidated operations of Solera Holdings, Inc. Our fiscal year ends on June 30 of each year. Fiscal years are identified in this Annual Report on Form 10-K according to the calendar year in which they end. For example, the fiscal year ended June 30, 2014 is referred to as “fiscal year 2014.”

Our Company

Solera is the leading global provider of software and services for the automobile claims processing industry. We are expanding beyond our global-leading position in collision repair and U.S. based mechanical repair presence to bring data driven productivity and decision support solutions to other aspects of vehicle ownership such as vehicle validation, glass repair, driver violation monitoring, vehicle salvage and electronic titling. We are also taking our core competencies of data, software and connectivity from the auto to the home.

As of June 30, 2014, we served over 165,000 customers and were active in more than 70 countries across six continents with more than 3,600 employees. Our customers include more than 4,000 automobile insurance companies, 60,500 collision repair facilities, 12,500 independent assessors, 44,500 service, maintenance and repair facilities and 43,500 automotive recyclers, auto dealers and others. We derive revenues from many of the world’s largest automobile insurance companies, including the ten largest automobile insurance companies in Europe and eight of the ten largest automobile insurance companies in North America. No single customer accounted for more than 2.6% of our revenue for fiscal year ended June 30, 2014.

Our Vision

In the future, we believe the digital lifestyles of our customers-customers (we work with the end customer in mind but always offer our services through our business customers, hence the term, customers-customers) will require all aspects of auto and home ownership to be digitally enabled and connected .We believe that Solera, with its diverse data based platforms, will be uniquely positioned to serve this need. We will therefore serve the complete auto lifecycle needs and leverage our core competencies of data, software and networking to digitize property claims management as well.

Our History

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

Platforms

We currently operate three platforms - Auto, Customer’s Customer and Property. At the core of our software and services are our proprietary databases. Each of our databases has been adapted for use in our local markets. Over the last 5 years, we have invested over $100 million annually to maintain and expand our proprietary databases and related software applications. Our primary databases include our repair estimating database, our total loss database, our claims database, our vehicle validation database, our motor vehicle record database, our salvage parts database, our service maintenance and repair databases and our property database.

Auto Platform

Through our Auto Platform, we facilitate efficient, cost effective collision repair, vehicle maintenance and repair, glass repair, vehicle salvage and parts procurement.

Collision Repair

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

In 2013, global, non-life insurance premiums, which includes premiums for lines of business in addition to automobile insurance, grew by 2.8% compared to 2012. In 2013, approximately 80% of these premiums were generated in industrialized countries (of which North America grew by 2.8% and Western Europe declined by 1.2% compared to 2012) and 20% of the premium volumes were generated in emerging markets (of which Latin America grew by 9.0% and Emerging Asia grew by 11.7% compared to 2012).

Claims Database. Our claims database enables our customers to evaluate their internal claims process performance, as well as measure the performance of their business partners. Our employees also use this database to provide consulting services to our customers and develop new software and services. Customers use this database to benchmark their performance against their local peer group through detailed analyses of comprehensive industry data. Compiled over the past 15 years, this database contains approximately two billion data records representing over 340 million automobile repair claims and over $200 billion in claims payments. We update this database by incorporating more than 650,000 additional repair estimates every week.

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

Repair Estimating Database. We have developed our repair estimating database over 47 years through the development, collection, organization and management of automobile-related information. The data in this database enables our customers to estimate the cost to repair a damaged vehicle. This database:

•	contains detailed cost data for each part and the required labor operations needed to complete repairs on over 5,500 vehicle types;

•	covers over 99% of the vehicle models in our core markets;

•	includes vehicles data dating back to 1967;

•	includes over 7.7 million parts for vehicles with multiple model years, editions, option packages and country-specific variations;

•	includes over 6.5 million aftermarket parts; and,

•	includes over 5.3 million graphics.

We update this database with data provided to us by third parties, including original equipment manufacturers, or OEMs, and aftermarket part suppliers, and automotive recyclers, along with data we develop through our proprietary analyses of local labor repair times and damage repair techniques. The quality and accuracy of the database, which are very important to each of our customers, are continuously monitored and maintained using rigorous quality control processes, which include updating over 2.3 million data records every month.
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

Recycled Parts Databases The Hollander Interchange™ is a part identification index of millions of auto parts and their interchangeable equivalents that spans over 80 years.  The Hollander Interchange is the language used by parts buyers and sellers to inventory, locate and sell a significant percentage of recycled parts.  EDEN® is a dynamic parts database that contains approximately 160 million unique automobile parts that are held in inventory at any given point by a network of approximately 3,000 automotive recyclers.  EDEN is used by our customers to quickly find locally available automobile parts.
Salvage Vehicle Database. Our salvage vehicle database helps our customers buy, sell and estimate the value of salvage vehicles. Through our eSalvage exchange each year, our customers list approximately 1.2 million salvage vehicles for sale and more than 10,600 qualified bidders enter approximately 8 million bids for the purchase of salvage vehicles.

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

Importance of communications between insurance and repair companies and their customers. Insurance policyholders and collision repair customers increasingly rank communications and access to information as critical factors in their satisfaction. These factors directly impact their decision-making process as well as their willingness to recommend body shops to their insureds. Our software and services enable our insurance and collision repair customers to provide transparent communications, increasing both customer retention and new customer acquisition.

Our Automotive Claims Platform and Solutions

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

Estimating and Workflow Software

Our core offering is our estimating and workflow software. Our estimating and workflow software helps our customers manage the overall claims process, estimate the cost to repair a damaged vehicle, and calculate the pre-collision fair market value of a vehicle. Key functions of our estimating and workflow software include: capturing first notice of loss information; assigning, managing and monitoring claims and claim-related events; accessing and exchanging claims-related information; calculating, submitting, tracking and storing repair and total loss estimates; reviewing, assessing and reporting estimate variations based upon pre-set rules; routing shop estimates for manual review; and scheduling repairs and automating parts ordering.

Salvage Disposition Software

Generally, if the estimated cost to repair a vehicle reaches a threshold or percentage of the actual cash value of the vehicle, it is declared a total loss. Our salvage disposition software and networks help insurers maximize the proceeds of disposing of the totaled vehicle by connecting buyers and sellers via an electronic auction network. Key functions of our salvage disposition software include: determining the value of a vehicle in real-time as the repair estimate is being written to determine the actual cash value as an aid in determining if a vehicle is a total loss; determining the actual cash value of a vehicle allowing the insurance company to maximize its yield; and connecting sellers with qualified buyers.

Vehicle Maintenance and Mechanical Repair

An overview of the automobile maintenance and repair process and its complexities provides a framework for understanding how our customers can derive value from our software and services.

Mechanical Repair Process

OEMS typically provide a warranty on new vehicles for a period of years or miles covered. These warranties cover specified repairs and sometimes maintenance during the warranty period and these services are typically performed at the automobile dealer. Motor vehicle service is a series of maintenance procedures carried out at a set time interval or after the vehicle has travelled a certain distance. The vehicle manufacturer specifies service intervals and some modern cars display the due date for the next service electronically on the instrument panel.

There are 18,700 automobile dealers in the U.S. According to the National Automobile Dealers Association ("NADA") in 2013 warranty worked performed by franchised dealers was valued at $14.4 billion in service and parts---all at no cost to the vehicle owner. Additionally, NADA estimated Americans spent at franchised dealerships a total of $84.5 billion in 2013 on for repairs, maintenance, tires, batteries, oil and accessories for automobiles and light trucks used in personal transportation.

After the OEM warranty expires, vehicle owners typically have their vehicles serviced and maintained at either an automobile dealer or at chain or independent repair facility.

There are approximately 275,000 chain and independent repair facilities in the U.S. A National Highway Traffic Safety Administration ("NHTSA") analysis led to a primary estimate that approximately 40 percent of the costs associated with auto repair were unnecessary. The NHTSA reports that the consumer losses associated with improper repair and maintenance are attributable to (among other factors):

•	Unneeded repairs due to inadequate diagnosis;

•	Unneeded repairs sold with possible fraudulent intent;

•	Wasteful over-frequent preventive maintenance;

•	Accidents due to under maintenance or faulty repairs; and

•	Cars prematurely retired due to under maintenance or faulty repairs

Our Service Maintenance & Repair Platform & Solutions

The automotive service and repair market is driven by a structural and growing imbalance between supply and demand. Supply is constrained by a diminishing number of highly qualified auto technicians (due to aging/retirement of the technician population and fewer technicians becoming certified) capable of efficiently diagnosing and servicing today’s increasingly complex vehicles. Demand, on the other hand, is increasing due to a confluence of several factors, including:

•
Near-record high of 240 million vehicles in operation in the U.S., and growing, with new-vehicle sales expected to reach pre-2008 recession levels of over 16.4 million units by 2014, according to NADA;

•	The average age of vehicles on the road in the U.S. is at a record high of almost 11 years according to the Automotive Aftermarket Industry Association;

•	Increasing vehicle complexity.
One of the most efficient ways to bridge the growing gap between fewer and less experienced technicians servicing a greater number of more technologically complex vehicles, is to empower those technicians through the implementation and application of technology.

Vehicle service and repair generates the overwhelming majority of operating profits for both aftermarket shops and dealerships, reinforcing their imperative to meet growing market demand effectively. In this context, the ability to increase the quality and efficiency of automotive service and repair, and improve vehicle owner satisfaction and retention, represents a significant value proposition. Our Identifix and AutoPoint services play a unique, vital and growing role in the automotive ecosystem by helping to meet this high-value need with proprietary data, technology and workflow optimization solutions.

With proprietary data covering more than 750,000 real world vehicle issues and growing every day, our online subscription solutions deliver the most comprehensive, authoritative, accurate and reliable information for vehicle service and repair in the world.

The primary source of the original fix data is our Identifix Repair Hotline, a pay-per-call technical assistance service that connects professional automotive technicians across North America live with Automotive Service Excellence ("ASE") certified master mechanics who provide diagnostic services and repair guidance to service and repair professionals. The information from Identifix Repair Hotline calls, including more than 4 million inbound technical assistance calls over the last 25 years, is continually added to the database, providing an ongoing source of new proprietary data regarding vehicle problems and the best way to fix them, and further acting as a critical source of proprietary real-world fix data that keeps our solution current, highly relevant and uniquely valuable to our customers.

Supplementing the Identifix Repair Hotline data is content from a number of third party sources, including most notably OEMs. Our solution synthesizes and categorizes authentic OEM-authored information and factory manual content, and integrates this data to provide full 360-degree solutions for vehicle problems of any type. With over 15 million pages of content from most major OEMs this authentic OEM information supplements the real-world diagnostic data with factory-accurate protocols, guidelines and diagrams governing how to repair diagnosed vehicle problems.

Additionally, we enhance the service ecosystem by offering comprehensive vehicle inspection workflow software with powerful data-driven tools and analytics, service center management and sales solutions, and a suite of customer relationship management products for service centers to manage and improve their relationships with vehicle owners. A core mission is to improve service center efficiency and vehicle owner loyalty to generate significant and measurable increases in revenue and profitability.

Our AutoPoint service center workflow software provides:

•	Proprietary data-driven solutions that leverage the power of over 150 million repair orders and completed inspections to deliver customer specific recommendations for maintenance and repair

•	Proven and measurable customer return on investment for users of the data and software; and

•	Dramatic and lasting impact on service center business processes.
We drive behavioral change throughout a service center, from owners to managers to technicians to the parts department to consumer-facing service advisers, by institutionalizing transparency and standardization, both internally and externally. service center employees communicate with each other more efficiently and effectively utilizing automated workflow tools and communicate with vehicle owners more professionally and with more helpful context and personalized information, and service center managers gain enhanced and more actionable clarity into the performance of their business unit. The net result is rapid and long-lasting gains to vehicle service quality, vehicle owner’s satisfaction and loyalty, and service center top- and bottom-line performance.

Automotive Glass Repair

Overview

Claims involving the breakage of vehicle glass, are characterized as high-frequency, low-severity and have long been considered a burden in claim operations for many major insurance carriers. Since auto glass-only claims represent a small fraction of total auto severity, carriers often outsource these claims in order to focus on the higher dollar cases, such as total loss and auto/medical claims. There are about 14 million glass repair or replacements performed annually in the U.S. Approximately one-half of these are insured claims.

Our Solutions

Operating under the brand names of LYNX Services, GTS Services and GLAXIS, we provide software and business management tools, third-party claims administration, first notice of loss and network management services to the U.S. auto insurers, glass repair facilities and suppliers specializing in glass claims. Our services allow insurance companies to cost-effectively handle glass claims while providing high levels of customer service to their customers. In addition, through our software services, we allow glass repair facilities to operate more efficiently through enhanced workflow and scheduling. We also create efficiency within the supply chain by connecting glass repair facilities and suppliers.

Automotive Recycling Industry

Overview

The automotive recycling industry is highly fragmented. For example, in the US market there is $25 billion in estimated annual sales by more than 7,000 independent salvage and recycling facilities. These facilities play an important role in the ecological and economical disposal and recycling of inoperable motor vehicles. The automotive recycling industry is a valuable source of cost-effective and often hard-to-find used vehicle replacement parts. Solera serves the automotive recycling industry through Hollander and APU Solutions in North American and Hollander International in Australia and selected European countries.

Our data, software and services help customers to keep pace with more stringent buyer requirements, increased government regulations and complexity of new vehicles. Additionally, some insurance companies in some countries are mandating the use of aftermarket and recycled parts to lower the costs to repair damaged vehicles. For example, in the U.S., aftermarket and recycled parts make up approximately 37% of parts usage in collision repair. We believe these factors will result in increased demand for automotive recycling software and services, as recyclers seek to manage their workflows, maximize the value of their inventories and increase efficiency. In many other countries, use of recycled parts is still in the early development stages. Foreign buyers now account for 32 percent of vehicles purchased at salvage auctions.

Recycling Summary

Although the process differs by country, an automobile generally has 80 percent of its parts and fluids recycled, making motor vehicles among the most efficient recyclable item. The recycling process begins with inoperable motor vehicles being taken to a salvage yard, where the hazardous and recyclable fluids are drained for proper disposal or reuse. The yard then disassembles undamaged parts of the vehicle. These parts are then cleaned, tested, inventoried and stored in a warehouse until they are sold for second life use. The remainder of the damaged vehicle is then sold to the scrapping industry that reprocesses the core elements.

The Process

Incoming cars are inspected for leaks as soon as they are brought in. Any leaks that are found will have drip pans placed underneath them to collect the remaining fluid from the damaged area. The fuel, refrigerants and battery are then removed shortly after, as well as the mercury switches from the hood and/or trunk and the anti-lock braking system sensors. Any remaining fluid in the car is then drained. Refrigerants are removed as required by the U.S. Environmental Protection Agency. These measures protect the environment and keep the operators safe. Once done, images are then taken of each part to facilitate online purchasing. These “second-life” parts are then posted through various online channels for sale, or are sold in the yard’s brick and mortar store. Recyclers can also communicate with others in the industry to buy parts for their customers using parts locating networks.

Our Salvage and Parts Solutions

Through our Hollander brand, we provide solutions that enable automotive recyclers to sell more parts to more customers. We facilitate part location and procurement with the Hollander Interchange™ - a part identification index of millions of auto parts and their interchangeable equivalents that spans over 80 years.  The Hollander Interchange is the language used by parts buyers and sellers to inventory, locate and sell a significant percentage of recycled parts.

EDEN® is a dynamic parts database that contains approximately 160 million unique automobile parts that are held in inventory at any given point by a network of approximately 3,000 automotive recyclers.  EDEN is used by our customers to quickly find locally available automobile parts.

Powerlink® is a software application used to manage salvage yard operations in North America, Pinnacle Professional is a software application used to manage salvage yard operations outside of North America. These applications are used by more than 3,000 salvage yards to operate more efficiently, make better decisions, open new markets and sell more parts.

PartsNetwork®, powered by APU, is a web-based solution that provides insurance adjusters and collision repair centers an automated process for sourcing, pricing and purchasing alternative parts (that is, second life, aftermarket, OEM surplus parts). Using PartsNetwork, our customers process more than 101 million parts quotes, representing approximately $19 billion in quotes, annually. PartsNetwork provides real-time results for parts availability, description, quality, and pricing thereby lowering costs for insurers, simplifying workflow for repairers, and driving sales for part suppliers.

eCommerce

Hollander’s ecommerce platform, HollanderParts.com, provides recycling yards solutions to sell parts to prospective buyers electronically, opening up new markets and profitable new channels of demand.

Our Customer’s Customer Platform

Our customer’s customer platform enables the digital auto and property ownership experience. We seek to empower the end user with our data and software tools so that their ownership experience is enhanced. We provide these tools while working with and through our insurance customers, hence customer’s customer. An example is the self-service tool, Go Time Driver, now available to the customers of some of our US customers. With this smart phone based application the customer’s customer is able to self-assess collision damage and begin the repair process at their convenience. Our insurance and Collision Repair Shops customers support the use of this self service capability as it enhances their customers experience and lifestyles (such as by lessening or eliminating the wait time for assessors) and saves assessor costs and cuts cycle time. In the future we envision our data and software powering the total ownership experience for auto and property owners. Our customer’s customer platform consists of our vehicle insurance re-underwriting, electronic tilting, subrogation and vehicle validation businesses.
Vehicle Insurance Re-Underwriting

As a result of our acquisitions of Explore and LMI, we provide property and casualty insurers with driver violation reporting services for a substantial number of their insured drivers in the U.S. This cost-effective service allows insurance companies to re-assess their risk and, where appropriate, impose a premium surcharge on insured drivers to reflect such risk.

Driver Violation Database:  Through Explore, in the U.S., we collect driver violation data from 129 sources in 46 states allowing for driver violation reporting on over 56 million insured drivers. This database collects over 34 million moving violation records annually.

Electronic Titling

Through TitleTec, we provide a driver information services platform that allows automotive dealerships in the U.S. to streamline operations and improve the customer purchasing experience by assembling and processing the data necessary to electronically register a vehicle, produce a title, and issue a permanent or temporary tag real-time at the point of sale.

Subrogation

Through HyperQuest, we provide web-based subrogation solutions that lower processing costs, automate processes for efficiency, provide objectivity, and increase accuracy for both subrogation claims and out-of-network claims in the U.S. This drives consumer satisfaction by allowing insurance companies, assessors, and collision repair shops to seamlessly process out-of-network claims, regardless of the estimating platform being used.

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

Vehicle Validation Database. Using our vehicle validation database, private car buyers, car dealers, finance companies and the insurance industry customers can verify who the owner is, whether there is a finance-related lien, whether the vehicle has been recorded as stolen or if it has been declared a total loss by an insurance company. We acquire data from a number of public and private data sources including the Great Britain Driver and Vehicle Licensing Agency, motor dealers and manufacturers and finance and insurance companies. The database contains information on approximately 108 million vehicles (including 42 million vehicles currently licensed for use in the United Kingdom) and approximately 179 million mileage readings. The database is updated daily, weekly or periodically depending on the specific data element and its source.

Our Property Platform

In addition to automobile insurance, many of our insurance customers also provide property insurance. Through the use of our products and services, we can now deliver efficiency, standardization and transparency to the property repair process. Insurers face many of the same the challenges in property insurance claims as in auto collision repair:

Claims process fragmentation. The property insurance claims process involves many parties and consists of many steps, which are often managed through paper, fax and other labor intensive processes. Our software and services simplify and streamline the claims process, allowing our customers to process claims faster and reduce their costs.

Asymmetrical information. Property repair contractors typically have more information about the repair process than do insurance companies who often must make their damage estimates remotely or with limited information. Our databases provide insurance companies access to detailed information about property damage, repair times and replacement costs, allowing them to more accurately estimate fair settlement values and reduce overpayment on claims.

Disparate claims data. Claims-related data generated by property insurance companies often is not stored, shared with other parties or captured in a format that is easily transferable to other applications. This, combined with the inability to transfer and manipulate data easily across multiple applications, hinders comparisons of repairs and claims. Our databases are constantly updated for actual claims data from industry participants. Having access to our databases helps insurance companies generate more accurate repair estimates and identify top-performing property repair contractors.

Conflicting interests of industry participants. Property repair contractors benefit from high repair costs, which increase their revenues. Conversely, insurance companies benefit from low repair costs, which reduce their expenses. This conflict can result in high settlement costs and delays. Our software and services provide repair cost estimates that rely on common data sources which in turn reduce these costs and delays.

Through Sachcontrol, we now have a proprietary property database of approximately 160 million data points which delivers significant value to insurers by providing fast and accurate property claims invoice checking resulting in claims cost reduction. Sachcontrol’s data set, the most comprehensive of its kind in Germany and Austria, is localized across 3,700 zip codes and covers 19,000 repair steps and over 20 construction trades.

Our Growth Strategy

Our Leverage, Diversify and Disrupt ("LDD") growth strategy is a framework for innovation and sustained, scalable growth.

Leverage refers to expanding our geographic footprint to increase the number of claims we process, and, to increase the number of services we provide in each claim to drive incremental return on investment for our insurance customers. Once a new market begins to adopt our electronic claims processing solutions and as our revenue-per-claim increases as we provide higher returns on investment to our customers, we enjoy scale benefits associated with our business model.

As our penetration of electronic claims processing increases in a geography, we begin to diversify to add more services from in our auto platform as well as our customer’s customer and property platforms. These diversifications add to our growth opportunities while diversifying from a reliance on collision-related claims.

Longer term, our objective is to disrupt the market by connecting our platforms and enabling the digital lifestyles of our customer’s customer. Thus we envision the auto as another smart appliance within the home and with the owners looking to use digital tools to manage their auto and home ownership experiences including purchase, maintenance and accident repair.

Our Markets

We categorize each of the 70 countries in which we are active into one of the three following market types (from most digitized to least): (i) Advanced; (ii) Evolving; and (iii) Emerging.

Market Type		Market Characteristics
Advanced Market	•	Automated claims processing is widespread among industry participants.
	•	Vehicle insurance is generally government-mandated and a condition to obtaining vehicle financing.
	•	Number of cars on the road (“car parc”) growing at a lower rate relative to other market types.
	•	Advanced Markets include North America and Western Europe.
Evolving Market	•	Increasing adoption from manual claims processing to digitized claims processing; limited use of automated claims processing by industry participants.
	•	Higher accident frequencies than advanced markets.
	•	Growing adoption of government-mandated vehicle insurance and insurance as a condition to vehicle financing.
	•	Size of car parc increasing.
	•	Evolving Markets include Latin America and Central and Eastern Europe.
Emerging Market	•	Insurance companies focused on underwriting policies and establishing market share.
	•	Substantial majority of claims are manually processed; significant opportunity for industry participants to increase operational efficiency through the adoption of automated claims processing.
	•	Early stage adoption of government-mandated vehicle insurance and insurance as a condition to vehicle financing.
	•	The highest accident frequencies among the three market types.
	•	Size of car parc increasing at the fastest rate among the three market types.
	•	Emerging Markets include China, India and Morocco

Growth in the Automobile Insurance Claims Processing Industry

One of the primary growth drivers for our industry is the number of insurance claims made. Insurance claims made is determined by several factors, including the size and growth of the car parc and the frequency of collisions. Another growth driver is the insurance industry focus on increasing claims processing efficiency and reducing claims cost severity. Each of these factors influences industry growth differently in our three market types.

Advanced Markets. In our Advanced Markets, automobile insurance is generally government-mandated and claims processing is generally automated. Automobile insurance companies achieve growth in these highly competitive markets by gaining additional market share and generally compete on price, quality and range of policyholder service. To remain competitive, insurance companies increasingly seek additional automated claims processing products and services to minimize costs and improve policyholder service. In these markets, the car parc is stable, for example, in the United States, the number of registered vehicles declined in 2010 and increased in 2011 and 2012, while the average vehicle age has been increasing.

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

Emerging Markets. In our Emerging Markets, the car parc is growing at the fastest rate among the three market types. Automobile insurance companies achieve growth in these markets by focusing on writing new vehicle insurance policies and increasing market share. The vast majority of claims are processed manually or using homegrown solutions in these markets, presenting opportunities for insurance companies to increase their operational efficiencies by digitizing claims processing and leveraging global OEM data and repair methods.

According to industry sources, global new vehicle sales grew by 3.7% in 2012 to 79.5 million units and by 4.2% in 2013 to 82.8 million units. In markets where automobile insurance is generally government-mandated and claims processing is automated (characterized as “advanced markets”), sales are projected to grow at 1.3% compound annual growth rate through 2020. In other markets, sales are projected to grow at 8.1% compound annual growth rate through 2020. Fewer new light vehicle sales can result in fewer insured vehicles on the road and fewer automobile accidents, which can reduce the transaction-based fees that we generate.

While automation of claims processing can result in significant cost savings for our insurance company customers, improving their competitive positioning and customer satisfaction, the cost of automated claims processing software and services generally represents a relatively small portion of automobile insurance companies' claims costs. We believe automobile insurance companies will increase their spending on automated claims processing software and services that improve their customers experience because such incremental investments can result in significant cost reductions and customer satisfaction improvements.

Our Customers

The primary participants in the automobile insurance claims processing industry with whom we do business are automobile insurance companies, collision repair facilities, independent assessors and automobile dealers, service, maintenance and repair facilities, and automotive recyclers, salvage, and dealerships. We believe that the principal drivers of demand for our software and services are:

Automobile Insurance Companies

We estimate that the global automobile insurance industry processes more than 100 million claims each year, representing more than $155 billion in repair, loss adjustment expense and other related costs. We believe the industry is relatively concentrated with a number of large automobile insurance companies accounting for the majority of global automobile insurance premiums. Over the past decade, the largest insurers in the U.S., as a group, have been steadily growing and increasing their market share (measured by the premiums written) so that today 70.3% all private passenger auto insurance in the United States is issued by just ten companies, and in 2000, the top 10 companies issued more than 59.3% percent.

In 2013, global, non-life insurance premiums, which includes premiums for lines of business in addition to automobile insurance, grew by 2.8% compared to 2012. In 2013, approximately 80% of these premiums were generated in industrialized countries (of which North America grew by 2.8% and Western Europe declined by 1.2% compared to 2012) and 20% of the premium volumes were generated in emerging markets (of which Latin America grew by 9.0% and Emerging Asia grew by 11.7% compared to 2012).

Collision Repair Facilities

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

Automobile Dealers

According to NADA, at the end of 2013, there were 17,635 new car dealerships in the U.S., down from 20,010 at the end of 2009, but up slightly from 17,540 at the end of 2012.

Service, Maintenance and Repair Facilities ("SMR")

According to the North American Industry Classification system, there are approximately 265,000 chain and independent automobile repair facilities in the U.S. These include service stations and independent garages, car and light truck dealers, specialty repair shops (i.e., muffler, brakes, and quick-lube shops), auto parts stores with bays, and discount stores/mass merchandisers.

Automotive Recyclers, Salvage, Dealerships and Others

The automotive recycling industry is highly fragmented with over $25 billion in estimated U.S. annual sales by over 7,000 independent salvage and recycling facilities. Participants in the automotive recycling industry are a valuable source of economical and often hard-to-find used vehicle replacement parts. Further this industry has become more sophisticated and technology-driven in order to keep pace with more stringent fulfillment requirements. Additionally, insurance companies are increasingly mandating the use of aftermarket and recycled parts to lower the costs to repair damaged vehicles. Recycled parts in particular represent an economic and environmental opportunity. In our company we call these recycled parts “second life” parts and we are working with insurers, recyclers and governments to ensure a win-win outcome for all. We believe these factors will result in increased demand for salvage yard management software and services, as automotive recyclers seek to manage their workflows, maximize the value of their inventories and increase efficiency.

Our Acquisitions
We have a disciplined acquisition strategy with an initial focus on Management, Margin and Core ("MMC") of the acquisition target followed by a Return on Invested Capital ("ROIC") analysis - targets must generally meet both criteria. We seek acquisition targets with strong, entrepreneurial management teams that can be incented to drive achievement of targets, often in conjunction with performance based earn-outs. We seek acquisition targets that can achieve acceptable margin levels within a reasonable amount of time. Finally, acquisition targets must have a strategic fit with our core operations. Acquisition targets that meet our MMC hurdles are then subject to achievement of certain ROIC thresholds.
In general, our acquisition targets fall into the leverage, diversification or disruption categories of our LDD strategy. Acquisition targets that fall into the leverage category generally either provide us a claims footprint in a new geography or bring new claims related products that we can distribute across our global claims platform. Acquisition targets that fall into the diversification category generally provide us entry into non-claims related businesses that build on our auto, customer’s customer or property platforms. Acquisition targets that fall into the disruption category provide us with abilities that disrupt the market by connecting our platforms and enabling the digital lifestyles of our customer’s customer.

We have completed numerous acquisitions, both domestically and abroad, which are detailed below:

Historical Acquisitions Prior to Fiscal Year 2014

Fiscal Year	Acquired Company	Company Description
2009	HPI, Ltd. (“HPI”)	Leading provider of used vehicle validation services in the United Kingdom
2009	UC Universal Consulting Software GmbH (“UCS”)	Leading provider of software and services to collision repair facilities in Germany
2009	Inpart Servicos Ltda. (“Inpart”)	Leading electronic exchange for the purchase and sale of vehicle replacement parts in Brazil and other markets in Latin America and Europe
2010	AUTOonline GmbH In-formationssysteme (“AUTOonline”) (1)	Provider of an eSalvage vehicle exchange platform in several European countries and Latin American countries as well as India
2010	Softwaresysteme GTLDATA GmbH (“GTLDATA”)	Leading assessor management system provider in Austria
2010	Market Scan Holding B.V. (“Market Scan”)	Leading data analytics and software company serving the Dutch insurance industry

Historical Acquisitions Prior to Fiscal Year 2014 (continued)

Fiscal Year	Acquired Company	Company Description
2011	Explore Information Services, LLC (“Explore”)	Leading U.S. provider of innovative data and analytic tools used by automotive property and casualty insurers
2011	New Era Software LLC (“New Era”)	U.S.-based provider of body shop management systems
2011	Digidentity B.V (2)	Dutch provider of next-generation E-identification certificates for authentication of online identities
2012	See Progress, Inc. (“See Progress”)	Market-leading U.S.-based provider of vehicle repair status software applications
2012	Inventory Technology Systems, Inc. (“ITS”) (3)	U.S.-based provider of innovative solutions that enhance salvage yard profitability by managing recycled parts logistics and increasing inventory turnover
2012	K&S Beheer B.V. (“Commerce Delta”)	Leading Netherlands-based collision repair shop management system provider
2012	Sinexia Corporacion Tecnologica (“Sinexia”) (4)	Developer of a leading software application for processing property and casualty insurance claims in Spain
2012	Actual Systems companies (“Actual Systems”) (5)	Global provider of premier parts recycling yard management systems that are sold under the "Pinnacle" brand name
2013	License Monitor (“LMI”)
Provider of sophisticated driver violation monitoring solutions that enable operators of government and commercial vehicle fleets to quickly ascertain driver violation activity and license status change

2013	Title Technologies (“TitleTec”)
Provider of a proprietary web-based platform that allows automotive dealerships to streamline operations by assembling and processing the data necessary to electronically register a vehicle, produce a title, and issue a permanent or temporary tag real-time at the point of sale

2013	Mensaelect S.A. ("Mensaelect")	Provider of a proprietary, web-based solution that streamlines the invoicing process between Spanish body shops and insurers
2013	CarweB Limited ("CarweB")	Provider of vehicle history and vehicle-specific technical data products and services in the United Kingdom
2013	HyperQuest, Inc. ("HyperQuest")	Provider of proprietary, web-based subrogation solutions and software tools that lower processing costs and provide objectivity to both subrogation claims and out-of-network claims
2013	Eziworks Pty Ltd ("Eziworks")	Australian company that operates as Car Quote, a leading body shop management system, which forms a communication link between insurers and body shops that allows them to exchange collision data
2013	PS Holdings, L.L.C. (“APU”) (3)	A cloud-based locator of recycled, aftermarket, reconditioned and surplus original equipment parts for the U.S. vehicle repair industry

(1)	Acquisition of 85% controlling ownership interest in fiscal year 2010. We subsequently acquired the remaining 15% noncontrolling ownership in fiscal years 2012 and 2013.

(2)	Acquisition of noncontrolling ownership interest.

(3)	Acquisition of substantially all operating assets.

(4)	Acquisition of controlling ownership interest.

(5)	Acquisition effected through a series of three interrelated transactions. In August 2013, we divested the United States and Canada business of Actual Systems.

Fiscal Year 2014 Acquisitions

Fiscal Year	Acquired Company	Company Description
2014	Autosoft S.r.l. (“Autosoft”)	A leading platform that provides workflow, damage assessment and claims management for insurance companies, vehicle repairers and assessors in Italy
2014	Distribution Services Technologies, Inc. (“DST”)	A leading provider of B2B e-Commerce, ERP support and analytics solutions for automotive mechanical part distributors in North America
2014	Pusula Otomotiv Danýþmanlik Ekspertiz Hizmetleri Anonim Þirketi (“Pusula”)	A leading provider of vehicle disposition and titling services in Turkey
2014	Servicios Informaticos Serinfo S.A. (“Serinfo”)	The leading provider of dealership and bodyshop management systems software in Chile
2014	sachcontrol AG (“Sachcontrol”)	A leading property claims management provider in Germany
2014	Service Repair Solutions, Inc. (“SRS”) (1)	A leading provider in the U.S. service, maintenance and repair market with proprietary databases and workflow solutions
2014	Auto Point, LLC and Mobile Productivity, LLC (together, “AutoPoint”)
A software and services platform that leverages a proprietary database of more than 100 million repair orders and 55 million completed inspections to enhance drivers’ service, maintenance and repair experiences at over 1,000 North American auto dealers

(1)
Acquisition of 50% of the outstanding equity interests in a parent entity of SRS. We have control of SRS as defined by accounting principles generally accepted in the United States and therefore consolidated its assets, liabilities, and financial results from the acquisition closing date.

Acquisitions Subsequent to Fiscal Year 2014

Fiscal Year	Acquired Company	Company Description
2015	Claims related business of the Sherwood Group
A leading provider of innovative exchanges, settlement platforms, and data analytics focused on the insurance industry in the United Kingdom, including car rental billing services and pet insurance claims

2015	Insurance & Services Division of Pittsburgh Glass Works, LLC ("I&S")
A leading provider of software and business management tools, third-party claims administration, first notice of loss and network management services to the U.S. auto and property repair industries, specializing in glass claims

Our Global Operations

We are active in 70 countries on six continents. We manage our business operations through two reportable segments: EMEA and Americas. Our EMEA reportable segment accounted for approximately 48% of our revenues during fiscal year 2014. EMEA comprises our activities in 52 countries in Europe, the Middle East, Africa, Asia and Australia. Our Americas reportable segment accounted for approximately 52% of our revenues during fiscal year 2014. Americas comprises our activities in 18 countries in North, Central and South America. For information regarding operating results and total assets of our segments, please see Note 16 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The table below sets forth the revenues we derived from the following geographic areas, based on the location of the customer, during each of the previous three fiscal years:

	Fiscal Years Ended June 30,
	2014	2013	2012
	(in thousands)
United States	$368,151	$269,165	$236,239
United Kingdom	116,334	101,815	98,673
Germany	95,799	85,035	84,832
Rest of Europe (excluding United Kingdom and Germany)	289,790	268,686	266,634
Other	117,185	113,402	103,829

The increase in the revenues derived from the United States market is primarily due to revenue contributions from acquisitions, including SRS, acquired in November 2013.

Sales and Marketing

As of June 30, 2014, our sales and marketing staff included 545 professionals. Our sales and marketing personnel identify and target specific sales opportunities and manage customer relationships. They also design, plan, and launch strategies for new software and services, and plan and facilitate customer conferences and tradeshows. Our country managers are also involved in the sales and marketing process, though they are not counted as full-time sales professionals.

Customer Support and Training

We believe that providing high quality customer support and training services is critical to our success. As of June 30, 2014, we had 624 customer support and training personnel, who provide telephone support, as well as on- and off-site implementation and training. Our customer support and training staff generally consists of individuals with expertise in both our software and services and in the automobile insurance and/or collision repair industries.

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

As of June 30, 2014, our software development staff consisted of 812 professionals across six international software development centers and our database staff consisted of 370 professionals across five international database development centers.

Competition

We compete primarily on the value and functionality of our software and services, the integrity and breadth of our data, customer service and price. The competitive dynamics of the global automobile insurance claims processing industry vary by region, and our competitors are present in a subset of markets in which we operate. In Europe, our largest competitors include DAT GmbH, EurotaxGlass’ Group and GT Motive Einsa Group, with whom we compete in multiple countries. In North America, our largest competitors include CCC Information Services Inc. in the U.S. and Mitchell International Inc. in the U.S. and Canada. We also encounter regional or country-specific competition in the markets for automobile insurance claims processing software and services and our complementary products and services. For example, Experian® is our principal competitor in the United Kingdom in the vehicle validation market, and car.tv is our principal competitor in Germany in the online salvage vehicle disposition market and, as a result of our acquisition of Explore, ChoicePoint is our principal competitor in the U.S. in the automobile re-underwriting solutions market. The principal competitors of SRS in the U.S. service, repair and maintenance software and solutions market are ALLDATA and the Mitchell1 repair manuals.

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

We license much of the data used in our software and services through short-term contracts with third parties, including contracts with OEMs, aftermarket parts suppliers, data aggregators, automobile dealerships and vehicle repair facilities, to whom we pay royalties.

Employees

As of June 30, 2014, we had 3,638 associates, including 1,735 employees in our EMEA reportable segment, 1,834 employees in our Americas reportable segment, and 69 employees in corporate roles. None of our employees are subject to a collective bargaining agreement.

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

We derive a substantial portion of our revenues from sales to large insurance companies and collision repair facilities that have relationships with these insurance companies. During fiscal year 2014, we derived 15.6% of our revenues from our ten largest insurance company customers. The largest three of these customers accounted for 2.6%, 2.3%, and 2.1%, respectively, of our revenues during fiscal year 2014. A loss of one or more of these customers would result in a significant decrease in our revenues, including the business generated by collision repair facilities associated with those customers. Furthermore, many of our arrangements with European customers are terminable by them on short notice or at any time. In December 2011, we were notified by a U.S. insurance company customer that it will not renew its contract with us, and this customer transitioned to another provider during fiscal year 2013. This contract accounted for approximately 0.8% of our total revenues in fiscal year 2013. In addition, disputes with customers may lead to delays in payments to us, terminations of agreements or litigation. Additional terminations or non-renewals of customer contracts or reductions in business from our large customers would harm our business, financial condition and results of operations.

Our industry is highly competitive, and our failure to compete effectively could result in a loss of customers and market share, which could harm our revenues and operating results.

The markets for our automobile insurance claims processing software and services are highly competitive. In the United
States, our principal competitors are CCC Information Services Group Inc. and Mitchell International Inc. In Europe, our principal competitors are EurotaxGlass’s Group, DAT GmbH and GT Motive Einsa Group. Mitchell International recently consummated a strategic relationship with GT Motive Enisa Group, including an equity investment. We also encounter regional or country-specific competition in the markets for automobile insurance claims processing software and services and our other products and services. For example Experian® is our principal competitor in the United Kingdom in the vehicle validation market, car.tv is our principal competitor in Germany in the online salvage vehicle disposition market and ChoicePoint is our principal competitor in the United States in the automobile reunderwriting solutions market. The principal competitors of SRS in the U.S. service, repair and maintenance software and solutions market are ALLDATA and the Mitchell1 repair manuals. If one or more of our competitors develop software or services that are superior to ours or are more effective in marketing their software or services, our market share could decrease, thereby reducing our revenues. In addition, if one or more of our competitors retain existing or attract new customers for which we have developed new software or services, we may not realize expected revenues from these new offerings, thereby reducing our profitability.

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

We derive most of our revenues, and incur most of our costs, in currencies other than the U.S. dollar, mainly the Euro. In our historical financial statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period for our consolidated statement of income and certain components of stockholders’ equity or the exchange rate at the end of that period for the consolidated balance sheet. These translations resulted in a net foreign currency translation adjustment of $39.1 million and $8.4 million for fiscal years 2014 and 2013, respectively. Ongoing global economic conditions have impacted currency exchange rates.

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

Period	Average Euro-to-U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter Ended September 30, 2012	$1.25	$1.58
Quarter Ended December 31, 2012	1.30	1.61
Quarter Ended March 31, 2013	1.32	1.55
Quarter Ended June 30, 2013	1.31	1.54
Quarter Ended September 30, 2013	1.32	1.55
Quarter Ended December 31, 2013	1.36	1.62
Quarter Ended March 31, 2014	1.37	1.65
Quarter Ended June 30, 2014	1.37	1.68

During fiscal year 2014, as compared to fiscal year 2013, the U.S. dollar weakened against most major foreign currencies we use to transact our business. The average U.S. dollar weakened versus the Euro by 4.9% and the Pound Sterling by 3.7%, which increased our revenues and expenses during fiscal year 2014. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in an increase or decrease, as the case may be, to our revenues of $31.0 million during fiscal year 2014.

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

During the fiscal years ended June 30, 2014, 2013, and 2012, we recognized net foreign currency transaction gains (losses) in our consolidated statements of income (loss) of $11.0 million, $(5.5) million, and $(8.0) million, respectively.

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

•
Sales of New and Used Vehicles: According to industry sources, global new vehicle sales grew by 3.7% in 2012 to 79.5 million units and by 4.2% in 2013 to 82.8 million units. In markets where automobile insurance is generally government-mandated and claims processing is automated (“advanced markets”), sales are projected to grow at 1.3% compound annual growth rate through 2020. In other markets, sales are projected to grow at 8.1% compound annual growth rate through 2020. Fewer new light vehicle sales can result in fewer insured vehicles on the road and fewer automobile accidents, which can reduce the transaction-based fees that we generate.

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

Our growth is dependent upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. We have addressed and will continue to address the need to introduce new products both through internal development and through acquisitions of other companies and technologies that would complement or extend our business or enhance our technological capability. In fiscal year 2011, we acquired two businesses, including Explore. The acquisition of Explore is our largest acquisition to date. In fiscal year 2012, we acquired three businesses, substantially all of the assets of another business and a majority of the outstanding shares of a fifth business. In fiscal year 2013, we acquired six businesses and substantially all of the assets of another business. In fiscal year 2014, we acquired six businesses as well as a 50% ownership interest in SRS.

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

We (i) participate in our SRS joint venture with an affiliate of Welsh, Carson, Anderson & Stowe ("WCAS"), (ii) participate in joint ventures in some countries and, (iii) may participate in future joint ventures. Our partners in these ventures may have interests and goals that are inconsistent with or different from ours, which could result in the joint venture taking actions that negatively impact our growth in the local market and consequently harm our business or financial condition. If we are unable to find suitable partners or if suitable partners are unwilling to enter into joint ventures with us, our growth into new geographic markets may slow, which would harm our results of operations.

Additionally, we may finance future acquisitions and acquisitions of additional interests in our SRS joint venture and/or additional joint ventures with cash from operations, additional indebtedness and/or the issuance of additional securities, any of which may impair the operation of our business or present additional risks, such as reduced liquidity or increased interest expense. For example, we financed the purchase price for the Explore acquisition with a private offering of $450.0 million aggregate principal amount of senior unsecured notes, which resulted in a decrease of our ratio of earnings to fixed charges. We may also seek to restructure our business in the future by disposing of certain of our assets, which may harm our future operating results, divert significant managerial attention from our operations and/or require us to accept non-cash consideration, the market value of which may fluctuate. The ability of WCAS to require us to purchase its equity interests in our SRS joint venture is outside of our control and, as a result, we may be required to purchase such equity interests at a time in which we would otherwise want to use such funds for another purpose, including funding capital expenditures or other strategic initiatives.

Failure to implement our acquisition strategy, including successfully integrating acquired businesses or joint ventures, could have an adverse effect on our business, financial condition and results of operations.

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

Some of our strategies and offerings may be outside the insurance claims industry (such as our SRS joint venture), may be outside of the automotive sector (such as our property claims business), or may be consumer-based. We have limited historical experience directly serving consumers or customers outside of the automotive sector and our products and services may not be accepted or widely utilized by such consumers or customers. These offerings may also subject us to new or additional laws and regulations (including those relating to consumer protection) and may lead to increased legal and regulatory compliance, risk and liability.

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

We have a significant amount of indebtedness. As of June 30, 2014, our indebtedness, including current maturities, was $1.9 billion, which consists of $1.5 billion related to the 2021 Senior Notes and $340.0 million related to the 2023 Senior Notes. In July 2013, we completed a private offering of an additional $850.0 million aggregate principal amount of senior unsecured notes. A portion of the proceeds from the July 2013 issuance of senior unsecured notes were used to repay the outstanding term loans under a previously existing credit facility that was terminated subsequent to the repayment.

In November 2013, we completed a private offering of an additional $510.0 million aggregate principal amount of 2021 Senior Notes and $340.0 million in aggregate principal amount of 2023 Senior Notes. The proceeds from such offerings were used to redeem all of our outstanding 2018 Senior Notes.

In June 2014, we completed a private offering of an additional $150.0 million aggregate principal amount of senior unsecured notes.

During fiscal year 2014, our aggregate interest expense was $107.4 million and cash paid for interest was $117.0 million. As a result of our issuance of senior unsecured notes in July 2013, November 2013 and June 2014, we expect our interest expense and cash interest expense to increase in fiscal year 2015 as compared to previous periods.

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

•
to the extent that we have variable rate debt that is not covered by interest rate derivative agreements, make us susceptible to fluctuations in market interest rates that affect the cost of our borrowings; and

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

Our bond indentures contain covenants that restrict our and our subsidiaries' ability to incur certain liens, engage in sale and leaseback transactions and consolidate, merge with, or convey, transfer or lease substantially all of our or their assets to, another person, and, in the case of any of our subsidiaries that did not issue or guarantee our senior notes, incur indebtedness.

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

Pursuant to agreements entered into prior to the CSG Acquisition, the noncontrolling stockholders of certain of our majority-owned subsidiaries have the right to require us to redeem their shares at the then fair market value. For financial statement reporting purposes, the estimated fair market value of these redeemable noncontrolling interests was $86.0 million at June 30, 2014.

We are active in 70 countries, where we are subject to country-specific risks that could adversely impact our business and results of operations.

During fiscal year 2014 and 2013, we generated approximately 63% and 68% of our revenues, respectively, outside the U.S. and we expect revenues from non-U.S. markets to continue to represent a majority of our total revenues. Business and operations in individual countries are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, currency exchange controls and repatriation of earnings. Our results are also subject to the difficulties of coordinating our activities across 70 different countries. Furthermore, our business strategy includes expansion of our operations into new and developing markets, which will require even greater international coordination, expose us to additional local government regulations and involve markets in which we do not have experience or established operations. In addition, our operations in each country are vulnerable to changes in socio-economic conditions and monetary and fiscal policies, intellectual property protection disputes, the settlement of legal disputes through foreign legal systems, the collection of receivables through foreign legal systems, exposure to possible expropriation or other governmental actions, unsettled political conditions, possible terrorist attacks and pandemic disease. These and other factors may harm our operations in those countries and therefore our business, financial condition and results of operations.

We have a large amount of goodwill and other intangible assets as a result of acquisitions. Our earnings will be harmed if we suffer an impairment of our goodwill or other intangible assets.

We have a large amount of goodwill and other intangible assets and are required to perform an annual, or in certain situations a more frequent, assessment for possible impairment for accounting purposes. At June 30, 2014, we had goodwill and other intangible assets of $2.2 billion, or approximately 64% of our total assets. If we do not achieve our planned operating results or other factors impair these assets, we may be required to incur a non-cash impairment charge. Any impairment charges in the future will adversely affect our results of operations.

We may incur significant restructuring and severance charges in future periods, which would harm our operating results and cash position or increase debt.

We incurred restructuring charges of $6.5 million and $5.4 million during fiscal years 2014 and 2013, respectively. These charges consist primarily of relocation and termination benefits paid or to be paid to employees, lease obligations associated with vacated facilities and other costs incurred related to our restructuring initiatives. As of June 30, 2014, our remaining restructuring and severance obligations associated with these restructuring initiatives were $1.3 million.

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

We believe that the brand identity we have developed and acquired has significantly contributed to the success of our business. We also believe that maintaining and enhancing our brands, such as Audatex, ABZ, Hollander, Informex, Sidexa, HPI, AUTOonline, Market Scan, IMS, Identifix, AutoPoint and Explore, are critical to the expansion of our software and services to new customers in both existing and new markets. Maintaining and enhancing our brands may require us to make substantial investments and these investments may not be successful. If we fail to promote and maintain our brands or if we incur excessive expenses in this effort, our business, operating results and financial condition will be harmed. We anticipate that, as our markets become increasingly competitive, maintaining and enhancing our brands may become increasingly difficult and expensive. Maintaining and enhancing our brands will depend largely on our ability to be a technology innovator, to continue to provide high quality software and services and protect and defend our brand names and trademarks, which we may not do successfully. To date, we have not engaged in extensive direct brand promotion activities, and we may not successfully implement brand enhancement efforts in the future.

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

On February 6, 2012, we filed a lawsuit against Mitchell International, Inc. in the United States District Court for the District of Delaware for infringement of one of our U.S. patents. We expect that our lawsuit, if we cannot resolve it before trial, could require several years to litigate, and at this stage we cannot predict the duration or cost of such litigation. We also expect that our lawsuit, even if it is determined in our favor or settled by us on favorable terms, will be costly to litigate, and that the cost of such litigation could have an adverse financial impact on our operating results. The litigation could also distract our management team and technical personnel from our other business operations, to the detriment of our business results. It is possible that we might not prevail in our lawsuit against Mitchell International, in which case our costs of litigation would not be recovered, and we could effectively lose some of our patent rights. It is also possible that Mitchell International might respond to our lawsuit by asserting counterclaims against us. Delays in the litigation, and any or all of these potential adverse results, could cause a substantial decline in our stock price.

Current or future litigation could have a material adverse impact on us.

We have been and continue to be involved in legal proceedings, claims and other litigation that arise in the ordinary course of business. For example, we have been involved in disputes with collision repair facilities, acting individually and as a group in some situations that claim that we have colluded with our insurance company customers to depress the repair time estimates generated by our repair estimating software. We have also been involved in litigation alleging that we have colluded with our insurance company customers to cause the estimates of vehicle fair market value generated by our total loss estimation software to be unfairly low. On February 28, 2014, Solera, Explore, and Audatex North America, Inc. were each served with a civil complaint filed against them and another defendant by an insurance company third party claimant in Minnesota state court.  The complaint seeks state-wide class action status for similarly situated claimants, claiming that the defendant’s methodology for determining the value of total loss vehicles violates Minnesota law.  We filed a motion to dismiss on April 18, 2014.  The complaint was subsequently removed to the U.S. District Court for the District of Minnesota and an amended complaint was filed on July 16, 2014. We and our co-defendant have moved to dismiss the amended complaint. Furthermore, we are also subject to assertions by our customers and strategic partners that we have not complied with the terms of our agreements with them or that the agreements are not enforceable against them, some of which are the subject of pending litigation and any of which could in the future lead to arbitration or litigation. While we do not expect the outcome of any such pending or threatened litigation to have a material adverse effect on our financial position, litigation is unpredictable and excessive verdicts, both in the form of monetary damages and injunction, could occur. In the future, we could incur judgments or enter into settlements of claims that could harm our financial position and results of operations.

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

For purposes of concluding our domestic deferred tax assets are more-likely-than-not realizable we currently rely on Subpart F income as a source of future taxable income.  A change in U.S. tax law that would reduce Subpart F income, and accordingly future taxable income, would require us to assess the need for a valuation allowance against our domestic deferred tax assets.

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

We began paying quarterly cash dividends to holders of our outstanding of common stock and restricted stock units in the quarter ended September 30, 2009. On August 26, 2014, we announced that our Board of Directors approved the payment of a quarterly cash dividend of $0.195 per outstanding share of common stock and per outstanding restricted stock unit. The Board of Directors also approved a quarterly stock dividend equivalent of $0.195 per outstanding restricted stock unit granted to certain of our executive officers since fiscal year 2011 in lieu of the cash dividend, which dividend equivalent will be paid to the restricted stock unit holders as the restricted stock unit vests. The dividends are payable on September 23, 2014 to stockholders and restricted stock unit holders of record at the close of business on September 9, 2014. Any determination to pay dividends in future periods will be at the discretion of our Board of Directors. Our ability to pay dividends to holders of our common stock and restricted stock units in future periods may be limited by restrictive covenants under our Amended Credit Facility and the indenture for the senior unsecured notes. As a result, your only opportunity to achieve a return on your investment in us could be if the market price of our common stock appreciates and you sell your shares at a profit. We cannot assure you that the market price for our common stock will ever exceed the price that you pay.

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

Fiscal Year 2014:	High	Low
First Quarter	$58.29	$51.00
Second Quarter	$70.76	$52.66
Third Quarter	$70.41	$62.55
Fourth Quarter	$67.76	$61.71
Fiscal Year 2013:
First Quarter	$44.94	$36.81
Second Quarter	$54.36	$43.03
Third Quarter	$58.75	$52.87
Fourth Quarter	$58.15	$51.13

Holders of Record

As of August 21, 2014, there were approximately 7 holders of record of our common stock, which is not reflective of the beneficial owners of our common stock.

Dividends

In fiscal years 2014 and 2013, we paid quarterly cash dividends of $0.17 and $0.125, respectively, per share outstanding of common stock and per outstanding restricted stock unit to stockholders and restricted stock unit holders of record. We also issued quarterly stock dividend equivalents of $0.17 per outstanding restricted stock unit granted to certain of our executive officers since fiscal year 2011 in lieu of the cash dividend, which dividend equivalent will be paid to the restricted stock unit holders as the restricted stock unit vests. Cash dividends paid in fiscal years 2014 and 2013 were as follows (in thousands, except per share data):

Fiscal Year 2014:	Per Share	Total	Cumulative by Fiscal Year
First Quarter	0.17	$11,800	$11,800
Second Quarter	0.17	11,825	23,625
Third Quarter	0.17	11,813	35,438
Fourth Quarter	0.17	11,769	47,207
	0.68	$47,207
Fiscal Year 2013:
First Quarter	0.125	$8,682	$8,682
Second Quarter	0.125	8,700	17,382
Third Quarter	0.125	8,724	26,106
Fourth Quarter	0.125	8,708	34,814
	0.500	$34,814

On August 26, 2014, we announced that our Board of Directors approved the payment of a quarterly cash dividend of $0.195 per outstanding share of common stock and per outstanding restricted stock unit. The Board of Directors also approved a quarterly stock dividend equivalent of $0.195 per outstanding restricted stock unit granted to certain of our executive officers since fiscal year 2011 in lieu of the cash dividend, which dividend equivalent will be paid to the restricted stock unit holders as the restricted stock unit vests. Any determination to pay dividends in future periods will be at the discretion of our board of directors.

Unregistered Sales of Equity Securities

None.

Equity Compensation Plan Information

The following table sets forth certain information regarding our equity compensation plans as of June 30, 2014 (shares in thousands):

Plan Category	Number of securities to be issued upon exercise of outstanding options purchase rights and vesting of restricted stock units		Weighted-average exercise price of outstanding options and unvested restricted stock units	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders:
2006 Securities Purchase Plan	—		$—	—
2007 Long-Term Equity Incentive Plan (1)	152		22.72	—
2007 Employee Stock Purchase Plan	—		—	1,403
2008 Omnibus Equity Incentive Plan (1)	4,948	(2)	51.35	3,972	(3)
Equity compensation plans not approved by stockholders	—		—	—
Total	5,100			5,375

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

The graph assumes that the value of the investment in our common stock and each index was $100 on May 16, 2007.

	Cumulative Total Return
	Solera Holdings, Inc.	Russell 2000 Index	Information Service Peers
May 16, 2007	$100.00	$100.00	$100.00
June 29, 2007	$110.74	$101.82	$101.97
June 29, 2008	$158.06	$85.33	$79.75
June 30, 2009	$145.14	$63.99	$73.38
June 30, 2010	$208.44	$77.73	$87.56
June 30, 2011	$342.72	$106.81	$101.20
June 30, 2012	$244.06	$104.59	$92.38
June 30, 2013	$328.27	$129.91	$113.72
June 30, 2014	$400.51	$160.62	$134.98

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

Issuer Purchases of Equity Securities

In November 2011, our Board of Directors approved a share repurchase program for up to a total of $180.0 million of our common stock through November 2013. In October 2013, our Board of Directors approved a new share repurchase program, replacing the share repurchase program authorized in November 2011, for up to a total of $200.0 million of our common stock through November 10, 2015. Share repurchases are made from time to time, through an accelerated stock purchase agreement, in open market transactions at prevailing market prices or in privately negotiated transactions. The repurchase program does not require us to purchase any specific number or amount of shares, and the timing and amount of such purchases will be determined by management based upon market conditions and other factors. In addition, the program may be amended or terminated at the discretion of our Board of Directors. The following table provides the amount of shares repurchased under the new repurchase program during each month to date (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
October 2013	—	$—	—	$200,000
November 2013	136	$64.73	136	$191,183
December 2013	14	$68.43	14	$190,236
January 2014	—	$—	—	$190,236
February 2014	250	$66.91	250	$173,503
March 2014	50	$66.74	50	$170,165
April 2014	—	$—	—	$170,165
May 2014	153	$66.45	153	$159,974
June 2014	195	$65.61	195	$147,171
Total	798	$66.15	798	$147,171

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical financial information regarding our business and should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

Our results of operations include the results of operations of acquired companies from the date of the respective acquisitions.

	Fiscal Years Ended June 30,
	2014 (1)	2013 (2)	2012 (3)	2011 (4)	2010 (5)
Statement of Income Data:
Revenues	$987,259	$838,103	$790,207	$684,697	$631,348
Cost of revenues:
Operating expenses	222,262	181,448	171,763	134,649	130,852
Systems development and programming costs	90,735	79,083	73,914	68,932	67,926
Total cost of revenues (excluding depreciation and amortization)	312,997	260,531	245,677	203,581	198,778
Selling, general and administrative expenses	259,786	208,989	188,245	174,122	160,955
Share-based compensation expense	37,515	25,753	18,394	13,579	9,607
Depreciation and amortization	122,283	103,239	103,510	83,088	88,978
Restructuring charges, asset impairments, and other costs associated with exit and disposal activities	6,527	5,435	7,057	7,093	5,910
Acquisition and related costs	41,512	26,945	7,962	9,687	4,032
Interest expense	107,422	69,511	53,593	31,102	32,782
Other expense, net (6)	63,991	1,860	1,665	7,815	3,964
	952,033	702,263	626,103	530,067	505,006
Income before provision for income taxes	35,226	135,840	164,104	154,630	126,342
Income tax provision (benefit)	30,058	30,797	45,718	(14,427)	32,171
Net income	5,168	105,043	118,386	169,057	94,171
Less: Net income attributable to noncontrolling interests	13,878	11,159	11,398	11,680	9,739
Net income (loss) attributable to Solera Holdings, Inc.	(8,710)	93,884	106,988	157,377	84,432
Net income (loss) attributable to Solera Holdings, Inc. per common share:
Basic	$(0.13)	$1.35	$1.52	$2.23	$1.20
Diluted	$(0.13)	$1.35	$1.51	$2.22	$1.20
Dividends paid per share	$0.68	$0.50	$0.40	$0.30	$0.25

	Fiscal Years Ended June 30,
	2014 (1)	2013 (2)	2012 (3)	2011 (4)	2010 (5)
Weighted average common shares used in the calculation of net (loss) income attributable to Solera Holdings, Inc. per common share:
Basic	68,817	68,843	70,178	70,349	69,587
Diluted	68,817	69,139	70,527	70,683	69,763
Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$248,526	$226,708	$222,992	$211,531	$190,284
Investing activities (7)	(417,578)	(181,485)	(47,819)	(543,558)	(111,287)
Financing activities (8)	542,147	(88,517)	(17,966)	410,901	(28,927)
Balance Sheet Data (as of the end of period):
Cash and cash equivalents	$837,751	$464,239	$371,101	$371,101	$240,522
Total assets (9)	3,400,086	2,257,541	2,169,135	2,169,135	1,356,653
Long-term debt, net of current portion (10)	1,867,808	1,144,462	1,020,383	1,020,383	538,018
Total stockholders’ equity	697,500	748,239	785,109	785,109	512,815

(1)
The results of operations of Pusula, Serinfo, SRS, DST, AutoPoint, Autosoft, and Sachcontrol AG, acquired in fiscal year 2014, are included from the respective dates of the acquisitions, which are not the first day of fiscal year 2014.

(2)
The results of operations of LMI, TitleTec, APU, Mensaelect, CarweB, HyperQuest and Eziworks, acquired in fiscal year 2013, are included from the respective dates of the acquisitions, which are not the first day of fiscal year 2013.

(3)
The results of operations of See Progress, Commerce Delta, Sinexia and Actual Systems, acquired in fiscal year 2012, are included from the respective dates of the acquisitions, which are not the first day fiscal year 2012.

(4)	The results of operations of Explore and New Era, acquired in fiscal year 2011, are included from the respective dates of the acquisitions, which are not the first day of fiscal year 2011.

(5)
The results of operations of AUTOonline, GTLDATA and Market Scan, acquired in fiscal year 2010, are included from the respective dates of the acquisitions, which are not the first day of fiscal year 2010.

(6)
Other expense, net for fiscal year 2014 includes a $63.3 million loss on debt extinguishment consisting of the redemption premium on our senior unsecured notes due 2018 of $58.4 million and the write-off of unamortized debt issuance costs associated with the repayment of the outstanding term loans under our senior credit facility in July 2013 and our senior unsecured notes due 2018.

(7)
Cash flows used in investing activities primarily consists of cash used to acquire businesses. The significant increases in cash flows used in investing activities in fiscal year 2014 and fiscal year 2011 are due to our acquisitions of SRS in November 2013 and Explore in June 2011, respectively.

(8)
Cash flows from financing activities primarily consists of the net proceeds from the issuance of our senior unsecured notes. Cash flows from financing activities in fiscal year 2014 primarily reflect the $661.9 million of net proceeds from our issuance of senior unsecured notes in July 2013, November 2013, and June 2014, net of the repayment of the remaining $289.5 million of the outstanding term loans under our senior credit facility and the $850 million principal balance of the senior unsecured notes due 2018. Cash flows from financing activities in fiscal year 2011 primarily reflect the $444.3 million of net proceeds from our issuance of senior unsecured notes in June 2011.

(9)	The increase in total assets in fiscal year 2014 primarily reflects the goodwill and acquired intangible assets from our acquisition of SRS.

(10)	The increases in long-term debt, net of current portion primarily reflect our issuance of senior unsecured notes.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for fiscal years 2014, 2013 and 2012 are not necessarily indicative of the results that may be expected for any future period. We describe the effects on our results that are attributed to the change in foreign currency exchange rates by measuring the incremental difference between translating the current and prior period results at the monthly average rates for the same period from the prior year.

Overview of the Business

Solera is the leading global provider of software and services for the automobile claims processing industry. We are expanding beyond our global-leading position in collision repair and U.S. based mechanical repair presence to bring data driven productivity and decision support solutions to other aspects of vehicle ownership such as vehicle validation, glass repair, driver violation monitoring, vehicle salvage and electronic titling. We are also taking our core competencies of data, software and connectivity from the auto to the home.

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

We serve over 165,000 customers and are active in 70 countries across six continents with more than 3,600 employees. Our customers include more than 4,000 automobile insurance companies, 60,500 collision repair facilities, 12,500 independent assessors, 44,500 service, maintenance and repair facilities and 43,500 automotive recyclers, auto dealers and others. We derive revenues from many of the world’s largest automobile insurance companies, including the ten largest automobile insurance companies in Europe and eight of the ten largest automobile insurance companies in North America.

At the core of our software and services are our proprietary databases, which are localized to each geographical market we serve. Our insurance claims processing software and services are typically integrated into our customers’ systems, operations and processes, making it costly and time consuming to switch to another provider. This customer integration, along with our products and long-standing customer relationships, has contributed to our very high customer retention rate.

Segments

We have aggregated our operating segments into two reportable segments: EMEA and Americas. Our EMEA reportable segment encompasses our operations in Europe, the Middle East, Africa, Asia and Australia, while our Americas reportable segment encompasses our operations in North, Central and South America.

Our chief operating decision maker is our Chief Executive Officer. We evaluate the performance of our reportable segments based on revenues, income before provision for income taxes and adjusted EBITDA, a non-GAAP financial measure that represents GAAP net income excluding interest expense, provision for income taxes, depreciation and amortization, share-based compensation expense, restructuring charges, asset impairments and other costs associated with exit and disposal activities, acquisition and related costs, litigation related expenses and other (income) expense, net. We do not allocate certain costs to reportable segments, including costs related to our financing activities, business development and oversight, and tax, audit and other professional fees, to our reportable segments. Instead, we manage these costs at the Corporate level.

The table below sets forth our revenues by reportable segment and as a percentage of our total revenues for the periods indicated (dollars in millions):

	Fiscal Years Ended June 30,
	2014		2013		2012
EMEA	$517.8	52.4%	$471.2	56.2%	$464.4	58.8%
Americas	469.5	47.6	366.9	43.8	325.8	41.2
Total	$987.3	100.0%	$838.1	100.0%	$790.2	100.0%

For fiscal year 2014, the United States and the United Kingdom were the only countries that individually represented more than 10% of total revenues.

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

Our core offering is our estimating and workflow software, which is used by our insurance company, collision repair facility and independent assessor customers, representing the majority of our revenues. Our salvage and recycling software, business intelligence and consulting services, vehicle data validation, salvage disposition, driver violation reporting services, service, maintenance and repair solutions and other offerings represent in the aggregate a smaller portion of our revenues. We believe that our estimating and workflow software will continue to represent the majority of our revenue for the foreseeable future.

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

Share-based compensation expense

Our share-based compensation expense represents the recognition of the grant-date fair value of stock awards granted to employees, officers, members of our board of directors and others pursuant to our equity compensation plans. We recognize the grant date fair value as share-based compensation expense over the requisite service period.

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

Acquisition and related costs

Acquisition and related costs include legal and other professional fees and other transaction costs associated with completed and contemplated business combinations and asset acquisitions, costs associated with integrating acquired businesses, including costs incurred to eliminate workforce redundancies and for product rebranding, and other charges incurred as a direct result of our acquisition efforts. These other charges include changes to the fair value of contingent purchase consideration, acquired assets and assumed liabilities subsequent to the completion of the purchase price allocation, purchase consideration that is deemed to be compensatory in nature, and incentive compensation arrangements with continuing employees of acquired companies. Acquisitions and related costs include the legal and other professional fees associated with the Federal Trade Commission's investigation of our acquisition of Actual Systems and the divestiture of Actual Systems' U.S. and Canadian Businesses.

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

Net income attributable to noncontrolling interests

Several of our customers and other entities own noncontrolling interests in six of our operating subsidiariesas well as SRS. Net income attributable to noncontrolling interests reflect such owners’ proportionate interest in the earnings of such subsidiaries.

Factors Affecting Our Operating Results

Below is a summary description of several external factors that have or may have an effect on our operating results.

Foreign currency. During fiscal years 2014, 2013 and 2012, we generated approximately 63%, 68% and 70% of our revenues, respectively, and incurred a majority of our costs, in currencies other than the U.S. dollar, primarily the Euro. We translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period for our consolidated statement of income and certain components of stockholders’ equity and the exchange rate at the end of that period for the consolidated balance sheet. These translations resulted in foreign currency translation adjustments of $39.1 million and $8.4 million for fiscal years 2014 and 2013, respectively, which are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction losses recognized in our consolidated statements of income (loss) were $11.0 million, $(5.5) million, $(8.0) million during fiscal years 2014, 2013, and 2012, respectively.

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

Period	Average Euro-to-U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter Ended September 30, 2012	$1.25	$1.58
Quarter Ended December 31, 2012	1.30	1.61
Quarter Ended March 31, 2013	1.32	1.55
Quarter Ended June 30, 2013	1.31	1.54
Quarter Ended September 30, 2013	1.32	1.55
Quarter Ended December 31, 2013	1.36	1.62
Quarter Ended March 31, 2014	1.37	1.65
Quarter Ended June 30, 2014	1.37	1.68

During fiscal year 2014, as compared to fiscal year 2013, the U.S. dollar weakened against most major foreign currencies we use to transact our business. The average U.S. dollar weakened versus the Euro by 4.9% and the Pound Sterling by 3.7%, which increased our revenues and expenses during fiscal year 2014. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in an increase or decrease, as the case may be, to our revenues of $31.0 million during fiscal year 2014.

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

•
Sales of new and used vehicles. According to industry sources, global new vehicle sales grew by 3.7% in 2012 to 79.5 million units and by 4.2% in 2013 to 82.8 million units. In markets where automobile insurance is generally government-mandated and claims processing is automated (“advanced markets”), sales are projected to grow at 1.3% compound annual growth rate through 2020. In other markets, sales are projected to grow at 8.1% compound annual growth rate through 2020. Fewer new light vehicle sales can result in fewer insured vehicles on the road and fewer automobile accidents, which can reduce the transaction-based fees that we generate.

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

Share-based compensation expense. We incurred pre-tax, non-cash share-based compensation charges of $37.5 million, $25.8 million and $18.4 million during fiscal years 2014, 2013, and 2012, respectively. We expect to recognize additional pre-tax, non-cash share-based compensation charges related to share-based awards outstanding at June 30, 2014. The estimated total remaining unamortized share-based compensation expense, net of forfeitures, was $57.5 million which we expect to recognized over a weighted-average period of 2.7 years.

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

Results of Operations

Our results of operations include the results of operations of acquired companies from the date of the respective acquisitions.

The table below sets forth our results of operations data, including the amount and percentage changes for the periods indicated:

	Fiscal Years Ended June 30,			Fiscal Year 2014 to Fiscal Year 2013 Change		Fiscal Year 2013 to Fiscal Year 2012 Change
	2014	2013	2012	$	%	$	%
	(dollars in thousands)
Revenues	$987,259	$838,103	$790,207	$149,156	17.8%	$47,896	6.1%
Cost of revenues:
Operating expenses	222,262	181,448	171,763	40,814	22.5	9,685	5.6
Systems development and programming costs	90,735	79,083	73,914	11,652	14.7	5,169	7.0
Total cost of revenues (excluding depreciation and amortization)	312,997	260,531	245,677	52,466	20.1	14,854	6.0
Selling, general and administrative expenses	259,786	208,989	188,245	50,797	24.3	20,744	11.0
Share-based compensation expense	37,515	25,753	18,394	11,762	45.7	7,359	40.0
Depreciation and amortization	122,283	103,239	103,510	19,044	18.4	(271)	(0.3)
Restructuring charges, asset impairments, and other costs associated with exit and disposal activities	6,527	5,435	7,057	1,092	20.1	(1,622)	(23.0)
Acquisition and related costs	41,512	26,945	7,962	14,567	54.1	18,983	238.4
Interest expense	107,422	69,511	53,593	37,911	54.5	15,918	29.7
Other expense, net	63,991	1,860	1,665	62,131	3,340.4	195	11.7
	952,033	702,263	626,103	249,770	35.6	76,160	12.2
Income before provision for income taxes	35,226	135,840	164,104	(100,614)	(74.1)	(28,264)	(17.2)
Income tax provision	30,058	30,797	45,718	(739)	(2.4)	(14,921)	(32.6)
Net income	5,168	105,043	118,386	(99,875)	(95.1)	(13,343)	(11.3)
Less: Net income attributable to noncontrolling interests	13,878	11,159	11,398	2,719	24.4	(239)	(2.1)
Net income (loss) attributable to Solera Holdings, Inc.	$(8,710)	$93,884	$106,988	$(102,594)	(109.3)%	$(13,104)	(12.2)%

Amounts and percentages in the above table and throughout our discussion and analysis of financial conditions and results of operations may reflect rounding adjustments.

The table below sets forth our results of operations data expressed as a percentage of revenues for the periods indicated:

	Fiscal Years Ended June 30,
	2014	2013	2012
Revenues	100.0%	100.0%	100.0%
Cost of revenues:
Operating expenses	22.5	21.6	21.7
Systems development and programming costs	9.2	9.4	9.4
Total cost of revenues (excluding depreciation and amortization)	31.7	31.1	31.1
Selling, general and administrative expenses	26.3	24.9	23.8
Share-based compensation expense	3.8	3.1	2.3
Depreciation and amortization	12.4	12.3	13.1
Restructuring charges, asset impairments, and other costs associated with exit and disposal activities	0.7	0.6	0.9
Acquisition and related costs	4.2	3.2	1.0
Interest expense	10.9	8.3	6.8
Other expense, net	6.5	0.2	0.2
	96.4	83.8	79.2
Income before provision for income taxes	3.6	16.2	20.8
Income tax provision	3.0	3.7	5.8
Net income	0.6	12.5	15.0
Less: Net income attributable to noncontrolling interests	1.4	1.3	1.4
Net income (loss) attributable to Solera Holdings, Inc.	(0.8)%	11.2%	13.6%

Revenues

Fiscal Year 2014 vs. Fiscal Year 2013. During fiscal year 2014, revenues increased $149.2 million, or 17.8% and include revenues from SRS of $74.0 million. After adjusting for changes in foreign currency exchange rates and excluding revenues from SRS, revenues increased $66.5 million, or 7.9%, during fiscal year 2014.

Our EMEA revenues increased $46.6 million, or 9.9%, to $517.8 million. After adjusting for changes in foreign currency exchange rates, EMEA revenues increased $30.2 million, or 6.4%, during fiscal year 2014 resulting from growth in transaction revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers and incremental revenue contributions from recently-acquired businesses.

Our Americas revenues increased $102.6 million, or 28.0%, to $469.5 million and include revenues from SRS of $74.0 million. After adjusting for changes in foreign currency exchange rates and excluding revenues from SRS, Americas revenues increased $36.4 million, or 9.9%, during fiscal year 2014 resulting from incremental revenue contributions from recently-acquired businesses other than SRS, revenue growth in our AudaExplore re-underwriting business due to an increase in drivers and households monitored, and growth in transaction and subscription revenues from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

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

Set forth below is our revenues from each of our principal customer categories and as a percentage of revenues for the periods indicated (dollars in millions):

	Fiscal Years Ended June 30,
	2014		2013		2012
Insurance companies	$385.5	39.0%	$374.0	44.6%	$359.9	45.5%
Collision repair facilities	292.7	29.6	266.3	31.8	257.5	32.6
Independent assessors	78.5	8.0	72.9	8.7	74.4	9.4
Service, maintenance and repair facilities	74.0	7.5	—	—	—	—
Automotive recyclers, salvage, dealerships and others	156.6	15.9	124.9	14.9	98.4	12.5
Total	$987.3	100.0%	$838.1	100.0%	$790.2	100.0%

Revenue growth for each of our customer categories was as follows (dollars in millions):

	Fiscal Year 2014 vs Fiscal Year 2013		Fiscal Year 2013 vs Fiscal Year 2012
Customer category	Revenue Growth	Percentage Change	Revenue Growth	Percentage Change
Insurance companies	$11.5	3.1%	$14.1	3.9%
Collision repair facilities	26.4	9.9	8.8	3.4
Independent assessors	5.6	7.7	(1.5)	(2.0)
Service, maintenance and repair facilities	74.0	100.0	—	—
Automotive recyclers, salvage, dealerships and others	31.7	25.4	26.5	26.9
Total	$149.2	17.8%	$47.9	6.1%

Revenue growth for each of our customer categories after adjusting for changes in foreign currency exchange rates was as follows (dollars in millions):

	Fiscal Year 2014 vs Fiscal Year 2013		Fiscal Year 2013 vs Fiscal Year 2012
Customer category	Revenue Growth	Percentage Change	Revenue Growth	Percentage Change
Insurance companies	$11.1	3.0%	$22.5	6.3%
Collision repair facilities	22.6	8.5	15.5	6.0
Independent assessors	3.4	4.6	1.6	2.1
Service, maintenance and repair facilities	74.0	100.0	—	—
Automotive recyclers, salvage, dealerships and others	29.5	23.6	27.7	28.1
Total	$140.6	16.8%	$67.3	8.5%

Revenues from service, maintenance and repair facilities represent revenue contributions from our acquisition of SRS. The increase in revenues from automotive recyclers, salvage and others in fiscal year 2014 and 2013 is primarily due to revenue contributions from recently-acquired businesses.

Operating expenses

Fiscal Year 2014 vs. Fiscal Year 2013. During fiscal year 2014, operating expenses increased $40.8 million, or 22.5% and include operating expenses of SRS of $16.5 million. After adjusting for changes in foreign currency exchange rates and excluding operating expenses from SRS, operating expenses increased $22.3 million, or 12.3%, during fiscal year 2014.

Our EMEA operating expenses increased $12.2 million, or 14.3%. After adjusting for changes in foreign currency exchange rates, EMEA operating expenses increased $8.9 million, or 10.5%, during fiscal year 2014 primarily due to an increase in personnel related expenses due to increased headcount and incremental operating expenses contributions from recently-acquired businesses, mainly personnel related expenses.

Our Americas operating expenses increased $29.1 million or 30.3% and include operating expenses from SRS of $16.5 million. After adjusting for changes in foreign currency exchange rates and excluding operating expenses of SRS, Americas operating expenses increased $13.8 million, or 14.3%, during fiscal year 2014 primarily due to incremental operating expenses contributions from recently-acquired businesses other than SRS, mainly personnel related expenses and purchased data costs and an increase in the costs of data purchased from state departments of motor vehicles consistent with the revenue growth in our AudaExplore re-underwriting business.

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

Systems development and programming costs

Fiscal Year 2014 vs. Fiscal Year 2013. During fiscal year 2014, systems development and programming costs (“SD&P”) increased $11.7 million, or 14.7% and include SD&P from SRS of $7.1 million. After adjusting for changes in foreign currency exchange rates and excluding SD&P from SRS, SD&P increased $2.9 million, or 3.7%, during fiscal year 2014 due to increases in SD&P expenses in our Americas segment.

Our EMEA SD&P increased $1.1 million, or 2.2%. After adjusting for changes in foreign currency exchange rates, EMEA SD&P decreased $0.9 million, or 1.9%, during fiscal year 2014 primarily due to a decrease in external programming costs resulting from ongoing expense reduction initiatives.

Our Americas SD&P increased $10.6 million, or 33.6% and include SD&P from SRS of $7.1 million. After adjusting for changes in foreign currency exchange rates and excluding SD&P from SRS, Americas SD&P increased $3.8 million, or 12.1%, during fiscal year 2014 primarily due to an increase in personnel related expenses due to increased product development investment and incremental SD&P contributions from recently-acquired businesses other than SRS, primarily personnel related expenses and increased professional fees.

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

Selling, general and administrative expenses

Fiscal Year 2014 vs. Fiscal Year 2013. During fiscal year 2014, selling, general and administrative expenses (“SG&A”) increased $50.8 million, or 24.3% and include SG&A from SRS of $20.6 million. After adjusting for changes in foreign currency exchange rates and excluding SG&A from SRS, SG&A increased $28.0 million, or 13.4%, primarily due to: incremental SG&A contributions from recently-acquired businesses other than SRS of $4.5 million; a $15.6 million increase in personnel related expenses in our EMEA and Americas segments due to continued growth in our business; $1.8 million increase in facilities expenses; $1.0 million increase in bad debt expense; $2.9 million increase in personnel, travel and recruiting expenses; a $0.8 million increase in advertising and marketing expenses; a $0.5 million increase in professional fees.

Fiscal Year 2013 vs. Fiscal Year 2012. During fiscal year 2013, selling, general and administrative expenses (“SG&A”) increased $20.7 million, or 11.0%. After adjusting for changes in foreign currency exchange rates, SG&A increased $25.3 million, or 13.4%, primarily due to: incremental SG&A contributions from recently-acquired businesses of $7.8 million; a $6.3 million increase in personnel, travel and recruiting expenses in our Corporate function to support continued organizational growth; a $5.7 million increase in personnel related expenses in our EMEA and Americas segments due to continued growth in our business; a $1.5 million increase in advertising and marketing expenses; a $1.4 million increase in professional fees; a $1.4 million increase in legal fees incurred in connection with our patent infringement lawsuit against Mitchell International; and a $1.1 million increase in other administrative expenses.

Share-based compensation expense

Fiscal Year 2014 vs. Fiscal Year 2013 and Fiscal Year 2013 vs. Fiscal Year 2012. During fiscal years 2014, 2013, and 2013, we incurred share-based compensation expense of $37.5 million, $25.8 million and $18.4 million. The increase in share-based compensation expense in fiscal year 2014 is primarily due to share-based compensation expense associated with the long-term incentive awards granted to our executive officers in March 2013 and more extensive use of equity-based incentive compensation in our compensation plans to incent personnel for continued contributions to increasing our profitability and value during the first phase of our previously-announced strategic mission, Mission 2020.

The increase in share-based compensation expense in fiscal year 2013 is primarily due to more extensive use of equity-based incentive compensation in our compensation plans to incent personnel for continued contributions to increasing our profitability and value during the first phase of our previously-announced strategic mission, Mission 2020.

Depreciation and amortization

Fiscal Year 2014 vs. Fiscal Year 2013. During fiscal year 2014, depreciation and amortization increased by $19.0 million, or 18.4%, and include depreciation and amortization contributions from SRS of $17.9 million. After adjusting for changes in foreign currency exchange rates and excluding depreciation and amortization from SRS, depreciation and amortization decreased $0.7 million, or 0.7%, during fiscal year 2014 primarily due to the continued decrease in amortization expense related to the intangible assets acquired in the CSG Acquisition and the acquisition of Explore since these intangible assets are being amortized on an accelerated basis.

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

Restructuring charges, asset impairments and other costs associated with exit or disposal activities

Fiscal Year 2014 vs. Fiscal Year 2013 and Fiscal Year 2013 vs. Fiscal Year 2012. During fiscal years 2014, 2013 and 2012, we incurred restructuring charges, asset impairments and other costs associated with exit or disposal activities of $6.5 million, $5.4 million and $7.1 million, respectively.

The restructuring charges, asset impairments and other costs associated with exit and disposal activities incurred in fiscal years 2014, 2013 and 2012 consist primarily of employee termination benefits and other costs incurred in relation to ongoing restructuring initiatives.

We expect to incur additional restructuring charges in future years as we continue to undertake additional efforts to improve efficiencies in our business.

Acquisition and related costs

Fiscal Year 2014 vs. Fiscal Year 2013 and Fiscal Year 2013 vs. Fiscal Year 2012. During fiscal years 2014, 2013 and 2012 we incurred acquisition and related costs of $41.5 million, $26.9 million and $8.0 million, respectively.

Acquisition and related costs incurred in fiscal year 2014 primarily consists of contingent purchase consideration that is deemed compensatory in nature of $25.4 million, $7.1 million of legal and professional fees incurred in connection with completed and contemplated business combinations and $9.0 million in other acquisition related costs.

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

Interest expense

Fiscal Year 2014 vs. Fiscal Year 2013 and Fiscal Year 2013 vs. Fiscal Year 2012. During fiscal year 2014, interest expense increased $37.9 million, or 54.5%, due primarily to the increase in our total outstanding debt to approximately $1.9 billion resulting from the issuance of additional senior unsecured notes in fiscal year 2014.

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

We expect that our annual interest expense will increase in fiscal year 2015, as compared to fiscal year 2014, as a result of the issuance of additional senior unsecured notes in fiscal year 2014.

Other expense, net

Fiscal Year 2014 vs. Fiscal Year 2013 and Fiscal Year 2013 vs. Fiscal Year 2012. During fiscal year 2014, other expense, net increased by $62.1 million primarily due to a $63.3 million loss on debt extinguishment associated with the redemption of our senior unsecured notes due 2018 in November 2013 and the repayment of the outstanding term loans under our senior secured credit facility in July 2013 offset by an $18.0 million increase in gains on derivative instruments, a $16.5 million increase in net foreign currency transaction gains on transactions denominated in a currency other than the functional currency of the local company and a $3.0 million increase in gains on asset sales.

During fiscal years 2013 and 2012, other expense, net increased by $0.2 million and decreased by $6.2 million, respectively, primarily due to net foreign currency transaction losses on transactions denominated in a currency other than the functional currency of the local company.

Income tax provision

Fiscal Year 2014 vs. Fiscal Year 2013 and Fiscal Year 2013 vs. Fiscal Year 2012. During fiscal years 2014, 2013 and 2012, we recorded an income tax provision of $30.1 million, $30.8 million and $45.7 million, respectively, which resulted in an effective tax rate of 85.3%, 22.7% and 27.9%, respectively. The increase in the effective tax rate was primarily attributable to the recognition of a $24.8 million valuation allowance on our U.S. deferred tax assets, partially offset by earnings in jurisdictions with lower income tax rates which are indefinitely reinvested.

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

As of June 30, 2014, the management concluded that it was not more-likely-than-not that all of our U.S. net deferred tax assets will be realized in accordance with U.S. GAAP. Accordingly, we established a valuation allowance against our U.S. net deferred tax assets of $24.8 million due to the limitation in our ability to utilize foreign tax credit carryforwards prior to the expiration of the carryforward periods.

Liquidity and Capital Resources

Our principal sources of cash have included cash generated from operations, proceeds from our May 2007 initial public offering and our November 2008 secondary public stock offering, borrowings under our senior secured credit facilities and the proceeds from the issuance of the senior unsecured notes. Our principal uses of cash have been, and we expect them to continue to be, for business combinations, debt service, dividends, stock repurchases, capital expenditures and working capital.

In July 2013, we issued senior unsecured notes due 2021 in the aggregate principal amount of $850.0 million (“2021 Senior Notes”), resulting in net proceeds of $845.6 million. The 2021 Senior Notes accrue interest at 6.000% per annum, payable semi-annually, and become due and payable on June 15, 2021. We used $289.5 million of the net proceeds from the issuance of the 2021 Senior Notes to repay in full all of the outstanding term loans under our Amended and Restated First Lien Credit and Guaranty Agreement (the “Amended Credit Facility”), including accrued unpaid interest through the repayment date. Upon repayment of the outstanding term loans, the Amended Credit Facility was terminated. We intend to use the remainder of the net proceeds for working capital and other general corporate purposes, including strategic initiatives such as future acquisitions, joint ventures, investments or other business development opportunities.

In November 2013, we issued additional 2021 Senior Notes in the aggregate principal amount of $510.0 million under the indenture governing the 2021 Senior Notes that were issued in July 2013. The 2021 Senior Notes issued in November 2013 were issued at an original issue price of 101.75% plus accrued interest from July 2013.

In June 2014, we issued additional 2021 Senior Notes in the aggregate principal amount of $150.0 million under the indenture governing the 2021 Senior Notes that were issued in July 2013. The 2021 Senior Notes in June 2014 were issued at an original issue price of 106.50% plus accrued interest from December 2013.

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

The indentures governing the 2021 Senior Notes and the 2023 Senior Notes contain limited covenants, including those restricting our and our subsidiaries’ ability to incur certain liens, engage in sale and leaseback transactions and consolidate, merge with, or convey, transfer or lease substantially all of our or their assets to, another person, and, in the case of any of our subsidiaries that did not issue or guarantee such notes, incur indebtedness. We are in compliance with the specified covenants of the 2021 Senior Notes and the 2023 Senior Notes at June 30, 2014.

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

In September 2013, in order to hedge our exposure to variability in the Euro-denominated cash flows associated with two intercompany loans, we entered into two pay floating Euros / received floating U.S. dollar cross-currency swaps in the aggregate notional amount of €141.1 million. We pay Euro floating coupon payments at 6-month EURIBOR plus 35 basis points and receive U.S. dollar floating coupon payments at 6-month LIBOR on the notional amount. The maturity date of the swaps is June 15, 2018. In June 2014, we settled one of the intercompany loans and the associated pay floating Euros / receive floating U.S. dollar cross-currency swaps.

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

In November 2011, our Board of Directors approved a share repurchase program for up to a total of $180.0 million of our common stock through November 20, 2013. In October 2013, our Board of Directors approved a new share repurchase program, replacing the share repurchase program authorized in November 2011, for up to a total of $200.0 million of our common stock through November 10, 2015. Share repurchases are made from time to time, through an accelerated stock purchase agreement, in open market transactions at prevailing market prices or in privately negotiated transactions. The repurchase program does not require us to purchase any specific number or amount of shares, and the timing and amount of such purchases will be determined by management based upon market conditions and other factors. In addition, the program may be amended or terminated at the discretion of our Board of Directors. Through September 30, 2013, we repurchased approximately 2.9 million shares for $136.6 million under the share repurchase program that was authorized in November 2011. Through June 30, 2014, we have repurchased approximately 0.8 million shares for $52.8 million under the share repurchase program that was authorized in October 2013.

In fiscal year 2014, we paid quarterly cash dividends with a value of $0.17 per outstanding share of common stock and per outstanding restricted stock unit to our stockholders and restricted stock unit holders of record. The aggregate dividend payments for fiscal year 2014 were $47.2 million. On August 26, 2014, we announced that our Board of Directors approved the payment of a cash dividend of $0.195 per share of outstanding common stock and per outstanding restricted stock unit. The Board of Directors also approved a quarterly stock dividend equivalent of $0.195 per outstanding restricted stock unit granted to certain of our executive officers during fiscal years 2013 and 2014 in lieu of the cash dividend, which dividend equivalent will be paid to the restricted stock unit holders as the restricted stock unit vests. The dividends are payable on September 23, 2014 to stockholders and restricted stock unit holders of record at the close of business on September 9, 2014. Any determination to pay dividends in future periods will be at the discretion of our Board of Directors. The bond indentures include restrictions on our ability to pay dividends on our common stock.

As of June 30, 2014 and 2013, we had cash and cash equivalents of $837.8 million and $464.2 million, respectively. At June 30, 2014, our total current and long-term debt obligations were approximately $1.9 billion, consisting of $1.5 billion related to the 2021 Senior Notes and $340.0 million related to the 2023 Senior Notes.

On May 12, 2014, we signed a definitive agreement to acquire the Insurance and Services Division of Pittsburgh Glass Works, LLC ("I&S"). On July 29, 2014, we completed our acquisition of I&S for cash consideration of approximately $280 million.

We believe that our existing cash on hand and cash flow from operations will be sufficient to fund currently anticipated working capital and debt service requirements, as well as investment in acquisition and other strategic opportunities, including the investment of capital pursuant to Phase I of our Mission 2020 goal, for at least the next twelve months.

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

We consider the undistributed earnings of our foreign subsidiaries as of June 30, 2014 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. At June 30, 2014, the amount of cash associated with permanently reinvested foreign earnings was approximately $288.9 million. We have not, nor do we anticipate the need to, repatriate funds to the U.S. in order to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements. If we were to repatriate such foreign earnings in the future, we would incur incremental U.S. federal and state income taxes. However, our intent is to continue to indefinitely reinvest our foreign earnings and our current plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations.

The following summarizes our primary sources and uses of cash in the periods presented:

	Fiscal Years Ended June 30,			Amount Changed from
	2014	2013	2012	2013 to 2014	2012 to 2013
	(in thousands)
Operating activities	$248.5	$226.7	$223.0	$21.8	$3.7
Investing activities	$(417.6)	$(181.5)	$(47.8)	$(236.1)	$(133.7)
Financing activities	$542.1	$(88.5)	$(18.0)	$630.6	$(70.5)

Operating activities. The $21.8 million increase in cash provided by operating activities during fiscal year 2014 was primarily attributable to operating cash flows generated by business acquired during fiscal year 2014, including SRS.

Investing activities. The $236.1 million increase in cash used in investing activities in fiscal year 2014 was primarily attributable to an increase in cash used in business combinations, net of cash acquired, of $220.0 million, due to the acquisition of six businesses during fiscal year 2014, an increase in acquisitions and capitalization of intangible assets of $13.8 million and an increase in capital expenditures of $1.2 million.

Financing activities. The $630.6 million increase in cash provided by financing activities in fiscal year 2014 was primarily attributable to the proceeds from the issuance of the 2021 Senior Notes and the 2023 Senior Notes, net of the repayment of the outstanding term loans under the Amended Credit Facility and the redemption of the 2018 Senior Notes, including the payment of the redemption premium, of $661.9 million. The increase in cash provided by financing activities is offset by a $30.0 million increase in stock repurchases due to the adoption of a new share repurchase program in October 2013 and a $12.4 million increase in dividend payments due to the increase in our annual dividend to $0.68 per share in fiscal year 2014.

Contractual Obligations

The following table reflects our cash contractual obligations as of June 30, 2014:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Long-term debt obligations (1)	$2,664,437	$111,425	$222,850	$222,850	$2,107,312
Contingent purchase consideration obligations (2)	128,724	37,060	80,864	10,800	—
Purchase obligations	19,920	6,078	7,854	5,981	7
Lease obligations (3)	35,350	9,737	14,888	8,028	2,697
Total	$2,848,431	$164,300	$326,456	$247,659	$2,110,016

(1)	Represents principal and interest payments due on our senior unsecured notes.

(2)
Represents the maximum potential future contingent cash consideration associated with business combinations and asset acquisitions as of June 30, 2014. The amount and timing of future payments are based on the achievement of specific targets.

(3)	Lease obligations include operating and capital leases and are net of sublease income.

In addition to the contractual obligations identified in the preceding table, the noncontrolling owners of certain of our majority-owned subsidiaries have the right to require us to redeem their shares at the then fair market value. As of June 30, 2014, we estimate that the aggregate fair value of these redeemable noncontrolling interests was approximately $86.0 million. Pursuant to the terms of our SRS joint venture, WCAS has the right to require that we purchase its equity ownership interest in SRS up to four times per year, subject to an annual cap of $250 million and a $25 million per exercise minimum (the “Annual Put Right”) at a price based on SRS’s trailing twelve month EBITDA. In addition, WCAS has additional rights to require that we purchase either half or all (depending on the triggering event) of their equity ownership interest of SRS at a price, subject to certain adjustments, equal to a specified multiple of WCAS's cost basis of such equity ownership interest (the “Special Put Right”). The triggering events for the Special Put Right include, among others, a drop in our corporate credit rating below certain specified levels or if SRS is required to become a guarantor of any of the indebtedness of Solera or its subsidiaries (other than SRS) or at any time beginning on August 1, 2018 and ending on the earlier of (x) December 31, 2018 and (y) the consummation of any Annual Put Right after August 1, 2018. The redemption of these noncontrolling interests is not within our control and the timing is uncertain.

Excluded from the table above is a liability for unrecognized tax benefits of $13.2 million as of June 30, 2014. The timing and amount of the future cash flows related to this liability is uncertain and cannot be practically determined.

Off-Balance Sheet Arrangements and Related Party Transactions

As of June 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Certain minority stockholders of our international subsidiaries are also commercial purchasers and users of our software and services. Revenue transactions with all of the minority stockholders in the aggregate were less than 10% of our consolidated revenue for fiscal years 2014, 2013 and 2012, respectively, and aggregate accounts receivable from the noncontrolling stockholders represent less than 10% of consolidated accounts receivable at June 30, 2014 and 2013, respectively.

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

We determine the fair value of our reporting units through a combination of an income approach, utilizing a discounted cash flow model, and a market approach, which considers comparable companies and transactions. Under the income approach, the discounted cash flow model determines the fair value of each reporting unit based on the present value of projected reporting unit cash flows over a specific projection period and a residual value related to future cash flows beyond the projection period. Both values are discounted to reflect the degree of risk inherent in an investment in the reporting unit and achieving the projected cash flows. A weighted average cost of capital of a market participant is used as the discount rate. The residual value is generally determined by applying a constant terminal growth rate to the estimated reporting unit net cash flows at the end of the projection period. Alternatively, the present value of the residual value may be determined by applying a market multiple at the end of the projection period. In addition to the projected reporting unit cash flows, the key assumptions in the discounted cash flow model include a discount rate and a long-term growth rate. The discount rate used in the determination of the estimated fair value of the reporting units as of June 30, 2014 using the income approach ranged between 10.5% and 15.5%, with a weighted average discount rate of 11.4%. The long-term growth rate used in the determination of the estimated fair value of the reporting units as of June 30, 2014 using the income approach ranged between 1.5% and 6.0%, with a weighted average long-term growth rate of 3.8%.

Under the market approach, the fair value of each reporting unit is determined based on multiples of revenues and earnings before interest, taxes, depreciation and amortization for each reporting unit. The multiples were determined based on a selection of comparable companies and acquisition transactions, discounted for each reporting unit to reflect the relative size, diversification and risk of the reporting unit in comparison to the indexed companies and transactions.

In our annual goodwill impairment assessment for fiscal year 2014, we concluded that the fair values of the reporting units to which goodwill was assigned exceeded their respective carrying values by at least 32% and by over 126% on average. Accordingly, we did not identify any goodwill impairment.

Our estimates of the fair value of our reporting units can be affected by many assumptions that require significant judgment. For example, the projected reporting unit cash flows used in the discounted cash flow model under the income approach reflect assumptions related to existing customer penetration, new customer acquisition, product innovation and development, total addressable market, pricing, market share, competition and technology obsolescence. Our estimates of fair value may differ materially from that determined by others who use different assumptions. New information may arise in the future that affects our fair value estimates and could result in adjustments to our estimates in the future, which could have an adverse impact on our results of operations.

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

We determine the fair value of our indefinite-lived intangible assets under an income approach using the relief from royalty method, which assumes value to the extent that the acquired company is relieved of the obligation to pay royalties for the benefits received from the assets. In our annual indefinite-lived intangible asset impairment assessment for fiscal year 2014, we concluded that the fair value of our indefinite-lived intangible assets exceeded their respective carrying value and, accordingly, we did not identify any impairment of indefinite-lived intangible assets.

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

During fiscal year 2014, management concluded that it was not more-likely-than-not that all of our U.S. net deferred tax assets will be realized in accordance with U.S. GAAP. Accordingly, we established a valuation allowance against our U.S. net deferred tax assets of $24.8 million due to the limitation in our ability to utilize foreign tax credit carryforwards prior to the expiration of the carryforward periods.

In assessing the future realization of our U.S. deferred tax assets, all available evidence was considered, including our U.S. cumulative income or loss position over the 12 quarters ended June 30, 2014 which included recent increases to interest expense. The U.S. cumulative loss position reduced the weight given to subjective evidence such as projections for future growth. As of each reporting date, our management considers new evidence, both positive and negative, that could impact management’s view with regards to future realization of deferred tax assets. The Company relies heavily on Subpart F income as a future source of taxable income to support the conclusion that the domestic deferred tax assets were more-likely-than-not realizable. We believe that our estimate of future taxable income is reasonable but inherently uncertain, and if our current or future operations and investments generate taxable income different than the anticipated amounts or US tax law changes reduce future Subpart F income, adjustments to the valuation allowance are possible.

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

In April 2012, in order to hedge our exposure to variability in the Euro-denominated cash flows associated with two intercompany loans, we entered into two pay fixed Euros / receive fixed U.S. dollar cross-currency swaps in the aggregate notional amount of €109.0 million. These cross-currency swaps were designated, at inception, as cash flow hedges of the intercompany loans.

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

In September 2013, in order to hedge our exposure to variability in the Euro-denominated cash flows associated with two intercompany loans, we entered into two pay floating Euros / receive floating U.S. dollar cross-currency swaps in the aggregate notional amount of €141.1 million. These cross-currency swaps were not designated as hedges at inception. We recognize the change in the fair value of the swaps in other (income) expense, net in our consolidated statements of income. In June 2014, we settled one of the intercompany loans and the associated pay floating Euros / receive floating U.S. dollar cross-currency swaps.

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

Although we considered the fair value under both the income and market approaches, we ultimately determined the fair value of our redeemable noncontrolling interests based solely upon the income approach, which utilizes a discounted cash flow as we believe this is the best indicator of fair value. The key assumptions in the discounted cash flow model include a discount rate and a long-term growth rate. The discount rate used in the determination of the estimated fair value of the redeemable noncontrolling interests as of June 30, 2014 using the income approach ranged between 13.7% and 15.7%, with a weighted average discount rate of 13.8%, reflecting a market participant's perspective as a noncontrolling shareholder in a privately-held subsidiary. The long-term growth rate used in the determination of the estimated fair value of the redeemable noncontrolling interests as of June 30, 2014 using the income approach ranged between 3.0% and 4.0%, with a weighted average long-term growth rate of 3.9%.

Recent Accounting Pronouncements Not Yet Adopted

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

In May 2014, the FASB issued ASU Topic No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC Topic No. 605, Revenue Recognition, and most industry-specific guidance. This guidance primarily requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for our fiscal year 2017.

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

Period	Average Euro-to-U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter Ended September 30, 2012	$1.25	$1.58
Quarter Ended December 31, 2012	1.30	1.61
Quarter Ended March 31, 2013	1.32	1.55
Quarter Ended June 30, 2013	1.31	1.54
Quarter Ended September 30, 2013	1.32	1.55
Quarter Ended December 31, 2013	1.36	1.62
Quarter Ended March 31, 2014	1.37	1.65
Quarter Ended June 30, 2014	1.37	1.68

During fiscal year 2014, as compared to fiscal year 2013, the U.S. dollar weakened against many of the foreign currencies we use to transact our business. The average U.S. dollar weakened versus the Euro by 4.9% and the Pound Sterling by 3.7%, which increased our revenues and expenses during fiscal year 2014. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in an increase or decrease, as the case may be, to our revenues of $31.0 million during fiscal year 2014.

In April 2012, in order to hedge our exposure to variability in the Euro-denominated cash flows associated with two intercompany loans, we entered into two pay fixed Euros / receive fixed U.S. dollar cross-currency swaps in the aggregate notional amount of €109.0 million. These cross-currency swaps were designated, at inception, as cash flow hedges of the intercompany loans. We report the effective portion of the gain or loss on these hedges as a component of accumulated other comprehensive income (loss) in stockholders' equity and reclassify these gains or losses into earnings when the hedged transaction affects earnings. Accordingly, any foreign exchange gain or loss recognized in our consolidated statements of income resulting from the periodic re-measurement of the intercompany loans into U.S. dollars is mitigated by an offsetting gain or loss, as the case may be, resulting from the change in the fair value of the swaps. To date, there has been no hedge ineffectiveness.

In September 2013, in order to hedge our exposure to variability in the Euro-denominated cash flows associated with two intercompany loans, we entered into two pay floating Euros / receive floating U.S. dollar cross-currency swaps in the aggregate notional amount of €141.1 million. These cross-currency swaps were not designated as hedges at inception. We recognize the change in the fair value of the swaps in other expense, net in our consolidated statements of income. In June 2014, we settled one of the intercompany loans and the associated pay floating Euros / receive floating U.S. dollar cross-currency swaps.

During the fiscal years ended June 30, 2014, 2013, and 2012, we recognized net foreign currency transaction gains (losses) in our consolidated statements of income (loss) of $11.0 million, $(5.5) million, and $(8.0) million, respectively.

Interest Rate Risk

Our outstanding long-term debt as of June 30, 2014 consists entirely of senior unsecured notes that bear interest at a fixed interest rate. Accordingly, we are not subject to interest rate risk.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures and, based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2014.

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of SRS, an entity in which we acquired a 50% controlling interest in November 2013 and constituted 19.1% of our total assets, 5.3% of our total revenues and 53.6% of our net income as of and for the year ended June 30, 2014. Due to the timing of the acquisition, management did not assess the effectiveness of internal control over financial reporting at SRS.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of June 30, 2014, as stated in their report which is included herein.

Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the fourth quarter of fiscal year 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 will be set forth in our proxy statement to be filed with the SEC in connection with our 2014 annual meeting of stockholders (the “Proxy Statement”) or in a future amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements.

Page
Solera Holdings, Inc.—Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at June 30, 2014 and 2013	F-4
Consolidated Statements of Income (Loss) for each of the three fiscal years in the period ended June 30, 2014	F-5
Consolidated Statements of Comprehensive Income (Loss) for each of the three fiscal years in the period ended June 30, 2014	F-6
Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interests for each of the three fiscal years in the period ended June 30, 2014	F-7
Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended June 30, 2014	F-9
Notes to Consolidated Financial Statements	F-10
(a) (2) Financial Statement Schedules. Financial statements schedules, other than the schedule appearing on page F-41, are omitted because they are not required or applicable or the information is included in the consolidated financial statements or notes thereto.

Schedule II—Valuation and Qualifying Accounts	F-42
(a) (3) Exhibits. The list of exhibits in the Exhibit Index to this Annual Report on Form 10-K is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 29, 2014.

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

Signatures		Date

/s/ Tony Aquila	Chairman of the Board, Chief Executive Officer and President (principal executive officer)	August 29, 2014
Tony Aquila

/s/ Renato Giger	Chief Financial Officer (principal financial and accounting officer)	August 29, 2014
Renato Giger

/s/ Kenneth A. Viellieu	Director	August 29, 2014
Kenneth A. Viellieu

/s/ Stuart J. Yarbrough	Director	August 29, 2014
Stuart J. Yarbrough

/s/ Thomas C. Wajnert	Director	August 29, 2014
Thomas C. Wajnert

/s/ Arthur F. Kingsbury	Director	August 29, 2014
Arthur F. Kingsbury

/s/ Thomas A. Dattilo	Director	August 29, 2014
Tom Dattilo

/s/ Kurt J. Lauk	Director	August 29, 2014
Kurt J. Lauk

SOLERA HOLDINGS, INC.
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Page
Solera Holdings, Inc.—Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at June 30, 2014 and 2013	F-4
Consolidated Statements of Income (Loss) for each of the three fiscal years in the period ended June 30, 2014	F-5
Consolidated Statements of Comprehensive Income (Loss) for each of the three fiscal years in the period ended June 30, 2014	F-6
Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interests for each of the three fiscal years in the period ended June 30, 2014	F-7
Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended June 30, 2014	F-9
Notes to Consolidated Financial Statements	F-10
Schedule II—Valuation and Qualifying Accounts	F-42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Solera Holdings, Inc.
Westlake, Texas
We have audited the accompanying consolidated balance sheets of Solera Holdings, Inc. and subsidiaries (the "Company") as of June 30, 2014 and 2013, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity and redeemable noncontrolling interests and cash flows for each of the three years in the period ended June 30, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). We also have audited the Company's internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Service Repair Solutions, Inc., an entity in which 50% of equity ownership was acquired on November 13, 2013 and whose financial statements constitute 19.1 % of total assets, 5.3 % of revenues, and 53.6% of net loss of the consolidated financial statement amounts as of and for the year ended June 30, 2014. Accordingly, our audit did not include the internal control over financial reporting at Service Repair Solutions, Inc.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solera Holdings, Inc. and subsidiaries as of June 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
August 28, 2014

SOLERA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	As of June 30,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$837,751	$464,239
Accounts receivable, net of allowance for doubtful accounts of $5,098 and $3,005 at June 30, 2014 and 2013, respectively	153,150	140,395
Other receivables	23,002	18,014
Other current assets	35,594	28,296
Deferred income tax assets	8,184	7,108
Total current assets	1,057,681	658,052
Property and equipment, net	76,977	61,739
Goodwill	1,574,937	1,099,221
Intangible assets, net	584,756	352,589
Other noncurrent assets	13,012	23,633
Noncurrent deferred income tax assets	92,723	62,307
Total assets	$3,400,086	$2,257,541
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,413	$28,068
Accrued expenses and other current liabilities	216,828	174,081
Income taxes payable	15,179	7,628
Deferred income tax liabilities	13,332	3,925
Current portion of long-term debt	—	2,924
Total current liabilities	282,752	216,626
Long-term debt	1,867,808	1,144,462
Other noncurrent liabilities	63,433	42,634
Noncurrent deferred income tax liabilities	106,295	20,843
Total liabilities	2,320,288	1,424,565
Redeemable noncontrolling interests	382,298	84,737
Stockholders’ equity:
Solera Holdings, Inc. stockholders’ equity:
Common shares, $0.01 par value: 150,000 shares authorized; 68,552 and 68,764 issued and outstanding as of June 30, 2014 and 2013, respectively	629,247	602,613
Retained earnings	71,417	177,335
Accumulated other comprehensive loss	(12,688)	(43,147)
Total Solera Holdings, Inc. stockholders’ equity	687,976	736,801
Noncontrolling interests	9,524	11,438
Total stockholders’ equity	697,500	748,239
Total liabilities and stockholders’ equity	$3,400,086	$2,257,541

See accompanying notes to consolidated financial statements.

SOLERA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share data)

	Fiscal Years Ended June 30,
	2014	2013	2012
Revenues	$987,259	$838,103	$790,207
Cost of revenues:
Operating expenses	222,262	181,448	171,763
Systems development and programming costs	90,735	79,083	73,914
Total cost of revenues (excluding depreciation and amortization)	312,997	260,531	245,677
Selling, general and administrative expenses	259,786	208,989	188,245
Share-based compensation expense	37,515	25,753	18,394
Depreciation and amortization	122,283	103,239	103,510
Restructuring charges, asset impairments, and other costs associated with exit and disposal activities	6,527	5,435	7,057
Acquisition and related costs	41,512	26,945	7,962
Interest expense	107,422	69,511	53,593
Other expense, net	63,991	1,860	1,665
	952,033	702,263	626,103
Income before provision for income taxes	35,226	135,840	164,104
Income tax provision	30,058	30,797	45,718
Net income	5,168	105,043	118,386
Less: Net income attributable to noncontrolling interests	13,878	11,159	11,398
Net income (loss) attributable to Solera Holdings, Inc.	$(8,710)	$93,884	$106,988
Net income (loss) attributable to Solera Holdings, Inc. per common share:
Basic	$(0.13)	$1.35	$1.52
Diluted	$(0.13)	$1.35	$1.51
Dividends paid per share	$0.68	$0.50	$0.40
Weighted-average shares used in the calculation of net income (loss) attributable to Solera Holdings, Inc. per common share:
Basic	68,817	68,843	70,178
Diluted	68,817	69,139	70,527

See accompanying notes to consolidated financial statements.

SOLERA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Fiscal Years Ended June 30,
	2014	2013	2012
Net income	$5,168	$105,043	$118,386
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income tax expense of $1,482, $137 and $2,909, respectively	43,594	11,872	(86,162)
Unrealized losses on derivative financial instruments, net of income tax expense (benefit) of $853, $(504) and $(1,613), respectively	(3,200)	(936)	(2,818)
Change in funded status of defined benefit pension plans, net of income tax benefit of $(2,001), $(665) and $(1,480), respectively	(5,473)	(3,333)	(7,364)
Total other comprehensive income (loss)	34,921	7,603	(96,344)
Total comprehensive income	40,089	112,646	22,042
Comprehensive income (loss) attributable to noncontrolling interests	18,340	14,636	(1,260)
Comprehensive income attributable to Solera Holdings, Inc.	$21,749	$98,010	$23,302

See accompanying notes to consolidated financial statements.

SOLERA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS
(In thousands)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Solera Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares	Amount
Balance at June 30, 2011	70,795	$587,265	$151,366	$36,413	$775,044	$10,065	$785,109	$94,841
Net income attributable to Solera Holdings, Inc. and noncontrolling interests	—	—	106,988	—	106,988	4,240	111,228	7,158
Total comprehensive income	—	—	—	(83,686)	(83,686)	(827)	(84,513)	(11,831)
Stock-based compensation	—	18,394	—	—	18,394	—	18,394	—
Purchases of Solera Holdings, Inc. common shares	(2,202)	(18,491)	(85,005)	—	(103,496)	—	(103,496)	—
Issuance of common shares under employee stock award plans, net	302	3,009	—	—	3,009	—	3,009	—
Dividends paid on common stock and participating securities ($0.40 per share)	—	—	(28,284)	—	(28,284)	—	(28,284)	—
Dividends paid to noncontrolling owners	—	—	—	—	—	(3,433)	(3,433)	(4,837)
Sale of shares of majority-owned subsidiary	—	2,037	—	—	2,037	102	2,139	—
Acquisition of additional ownership interest in majority-owned subsidiary	—	—	137	—	137	—	137	(9,628)
Revaluation of and additions to noncontrolling interests	—	(9,521)	(3,388)	—	(12,909)	—	(12,909)	12,900
Balance at June 30, 2012	68,895	582,693	141,814	(47,273)	677,234	10,147	687,381	88,603
Net income attributable to Solera Holdings, Inc. and noncontrolling interests	—	—	93,884	—	93,884	4,688	98,572	6,471
Total comprehensive loss	—	—	—	4,126	4,126	626	4,752	2,851
Stock-based compensation	—	25,753	—	—	25,753	—	25,753	—
Purchases of Solera Holdings, Inc. common shares	(550)	(4,618)	(23,330)	—	(27,948)	—	(27,948)	—
Issuance of common shares under employee stock award plans, net	419	5,732	—	—	5,732	—	5,732	—
Dividends paid on common stock and participating securities ($0.50 per share)	—	—	(34,814)	—	(34,814)	—	(34,814)	—
Dividends paid to noncontrolling owners	—	—	—	—	—	(4,023)	(4,023)	(6,261)
Acquisition of additional ownership interest in majority-owned subsidiary	—	—	—	—	—	—	—	(14,093)
Revaluation of and additions to noncontrolling interests	—	(6,947)	(219)	—	(7,166)	—	(7,166)	7,166
Balance at June 30, 2013	68,764	602,613	177,335	(43,147)	736,801	11,438	748,239	84,737

(continued on next page)

SOLERA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS
(In thousands)

(continued from previous page)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Solera Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares	Amount
Balance at June 30, 2013	68,764	602,613	177,335	(43,147)	736,801	11,438	748,239	84,737
Net income (loss) attributable to Solera Holdings, Inc. and noncontrolling interests	—	—	(8,710)	—	(8,710)	5,524	(3,186)	8,354
Total comprehensive income	—	—	—	30,459	30,459	363	30,822	4,099
Stock-based compensation	—	37,515	—	—	37,515	—	37,515	—
Purchases of Solera Holdings, Inc. common shares	(898)	(7,953)	(50,001)	—	(57,954)		(57,954)	—
Issuance of common shares under employee stock award plans, net	686	8,302	—	—	8,302	—	8,302	—
Dividends paid on common stock and participating securities ($0.68 per share)	—	—	(47,207)	—	(47,207)	—	(47,207)	—
Dividends and other distributions paid to noncontrolling owners	—	—	—	—	—	(7,801)	(7,801)	(15,298)
Acquisition of additional ownership interest in majority-owned subsidiary	—	—	—	—	—	—	—	289,176
Revaluation of and additions to noncontrolling interests	—	(11,230)	—	—	(11,230)	—	(11,230)	11,230
Balance at June 30, 2014	68,552	$629,247	$71,417	$(12,688)	$687,976	$9,524	$697,500	$382,298

See accompanying notes to consolidated financial statements.

SOLERA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Years Ended June 30,
	2014	2013	2012
Cash flows from operating activities:
Net income	$5,168	$105,043	$118,386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	122,283	103,239	103,510
Provision for doubtful accounts	4,579	3,371	2,278
Share-based compensation	37,515	25,753	18,394
Deferred income taxes	(25,245)	(25,387)	(2,111)
Change in fair value of derivative financial instruments	6,897	4,400	(6,628)
Loss on extinguishment of debt	63,328	—	—
Other	(3,822)	1,100	2,919
Changes in operating assets and liabilities, net of effects from acquisitions of businesses:
Increase in accounts receivable	(4,852)	(9,869)	(8,268)
Decrease (increase) in other assets	(1,806)	6,245	(10,253)
Increase (decrease) in accounts payable	2,963	112	(3,062)
Increase in accrued expenses and other liabilities	41,518	12,701	7,827
Net cash provided by operating activities	248,526	226,708	222,992
Cash flows from investing activities:
Capital expenditures	(34,374)	(33,174)	(29,690)
Acquisitions and capitalization of intangible assets	(21,423)	(7,670)	(2,497)
Proceeds from sale of property and equipment	—	—	1,128
Acquisitions of businesses, net of cash acquired	(362,126)	(142,100)	(16,961)
Decrease in restricted cash	345	1,459	201
Net cash used in investing activities	(417,578)	(181,485)	(47,819)
Cash flows from financing activities:
Proceeds from debt issuance, net of payments of debt issuance costs	1,859,606	(859)	401,697
Repayments of long-term debt	(1,197,691)	(2,913)	(272,321)
Payment of contingent purchase consideration	(2,267)	(2,219)	(220)
Proceeds from sale of shares in a majority-owned subsidiary	—	—	2,139
Acquisition of additional shares in majority-owned subsidiary	—	(14,093)	(9,491)
Principal payments on financed asset acquisitions	(145)	(893)	(2,297)
Cash dividends paid on common shares and participating securities	(47,207)	(34,814)	(28,284)
Cash dividends and other distributions paid to noncontrolling interests	(23,099)	(10,284)	(8,270)
Cash paid to repurchase common stock	(57,954)	(27,948)	(103,496)
Proceeds from stock purchase plan and exercise of stock options	10,904	5,506	2,577
Net cash provided by (used in) financing activities	542,147	(88,517)	(17,966)
Effect of foreign currency exchange rate changes on cash and cash equivalents	417	(713)	(20,062)
Net change in cash and cash equivalents	373,512	(44,007)	137,145
Cash and cash equivalents, beginning of period	464,239	508,246	371,101
Cash and cash equivalents, end of period	$837,751	$464,239	$508,246
Supplemental cash flow information:
Cash paid for interest	$117,019	$67,596	$60,619
Cash paid for income taxes	$53,635	$52,458	$42,383
Supplemental disclosure of non-cash investing and financing activities:
Capital assets financed	$3,331	$1,368	$1,435
Accrued contingent purchase consideration	$1,469	$21,051	$3,735
See accompanying notes to consolidated financial statements.

SOLERA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

Nature of Operations

Solera Holdings, Inc. and subsidiaries (the “Company”, “Solera”, “we”, “us” or “our”) is a leading global provider of software and services to the automobile insurance claims processing and decision support industries. Our software and services help our customers: estimate the costs to repair damaged vehicles; determine pre-collision fair market values for vehicles damaged beyond repair; automate steps of the claims process; outsource steps of the claims process that insurance companies have historically performed internally; and monitor and manage their businesses through data reporting and analysis. We are active in 70 countries and derive most of our revenues from our estimating and workflow software. Through our acquisitions of HPI, Ltd. (“HPI”) in December 2008 and AUTOonline GmbH In-formationssysteme (“AUTOonline”) in October 2009, we also provide used vehicle validation services in the United Kingdom and operate an eSalvage vehicle exchange platform in several European and Latin American countries as well as India. Through our acquisition of Explore Information Services, LLC (“Explore”) in June 2011, we also provide data and analytics services used by automotive property and casualty insurers in the United States (“U.S.”). In November 2013, we entered into the Service Repair Solutions, Inc. ("SRS") joint venture with Welsh, Carson, Anderson & Stowe ("WCAS") to provide solutions for the service, maintenance and repair market in the U.S. and Canada.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification and applicable regulations of the Securities and Exchange Commission (“SEC”). Our operating results for the fiscal year ended June 30, 2014 are not necessarily indicative of the results that may be expected for any future periods.

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries as well as SRS. Our consolidated, majority-owned subsidiaries include our subsidiaries located in Belgium, France and Portugal, and certain of our subsidiaries in Spain and Mexico. All intercompany accounts and transactions have been eliminated in consolidation.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of the accompanying consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from those estimates. The reported amounts of assets, liabilities, revenues and expenses are affected by estimates and assumptions which are used for, but not limited to, the accounting for sales allowances, allowance for doubtful accounts, fair value of derivatives, valuation of goodwill and intangible assets, amortization of intangibles, restructurings, liabilities under defined benefit plans, share-based compensation, redeemable noncontrolling interests and income taxes.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents at June 30, 2014 and 2013 consisted primarily of money market funds and bank certificates of deposit. The carrying amounts approximate fair value due to the short maturities of these instruments.

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

In our annual goodwill impairment assessment for fiscal year 2014, we concluded that the fair values of the reporting units to which goodwill was assigned exceeded their respective carrying values and, accordingly, we did not identify any goodwill impairment.

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

In our annual indefinite-lived intangible asset impairment assessment for fiscal year 2014, we concluded that the fair value of our indefinite-lived intangible assets exceeded their respective carrying value and, accordingly, we did not identify any impairment of indefinite-lived intangible assets.

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

The computation of basic and diluted net income (loss) attributable to Solera Holdings, Inc. per common share using the two-class method is as follows (in thousands, except per share amounts):

	Fiscal Years Ended June 30,
	2014	2013	2012
Basic net income (loss) attributable to Solera Holdings, Inc. per common share
Net income (loss) attributable to Solera Holdings, Inc.	$(8,710)	$93,884	$106,988
Less: Dividends paid and undistributed earnings allocated to participating securities	(289)	(756)	(548)
Net income (loss) attributable to common shares—basic	$(8,999)	$93,128	$106,440
Weighted-average number of common shares used to compute basic net income (loss) attributable to Solera Holdings, Inc. per common share	68,817	68,843	70,178
Basic net income (loss) attributable to Solera Holdings, Inc. per common share	$(0.13)	$1.35	$1.52
Diluted net income (loss) attributable to Solera Holdings, Inc. per common share
Net income (loss) attributable to Solera Holdings, Inc.	$(8,710)	$93,884	$106,988
Less: Dividends paid and undistributed earnings allocated to participating securities	(289)	(754)	(547)
Net income (loss) attributable to common shares—diluted	$(8,999)	$93,130	$106,441
Weighted-average number of common shares used to compute basic net income (loss) attributable to Solera Holdings, Inc. per common share	68,817	68,843	70,178
Diluted effect of options to purchase common stock, restricted stock units and performance share units	—	296	349
Weighted-average number of common shares used to compute diluted net income (loss) attributable to Solera Holdings, Inc. per common share	68,817	69,139	70,527
Diluted net income (loss) attributable to Solera Holdings, Inc. per common share	$(0.13)	$1.35	$1.51

The following securities that could potentially dilute earnings per share in the future are not included in the determination of diluted net income (loss) attributable to Solera Holdings, Inc. per common share (in thousands):

	Fiscal Years Ended June 30,
	2014	2013	2012
Antidilutive options to purchase common stock and restricted stock units	17	224	761

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

Cost of Revenues (Excluding Depreciation and Amortization)

Our costs and expenses applicable to revenues represent the total of operating expenses and systems development and programming costs as presented on our consolidated statements of income. Operating expenses include compensation and benefits costs for operations, database development and customer service personnel, other costs related to operations, database development and customer support functions, as well as third-party data and royalty costs, the cost of computer software and hardware used directly in the delivery of our products and services and the costs of purchased data from state departments of motor vehicles. Systems development and programming costs include compensation and benefit costs for our product development and product management personnel, other costs related to our product development and product management functions and costs related to external software consultants involved in systems development and programming activities.

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

Foreign Currency Translation

We translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during the reporting period for our consolidated statement of income and certain components of stockholders’ equity, and the exchange rate at the end of that period for our consolidated balance sheet. For each of our foreign subsidiaries, the local currency is its functional currency. These translations resulted in net foreign currency translation adjustments of $39.1 million and $8.4 million in fiscal years 2014 and 2013, respectively, which are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. The foreign currency translation adjustment in fiscal year 2014 was caused by a weakening in the value of the U.S. dollar versus certain foreign currencies, including the Euro, during the period. Generally, this weakening of the U.S. dollar resulted in increases to the U.S. dollar value of certain of our assets and liabilities from June 30, 2013 to June 30, 2014, as presented in the accompanying consolidated balance sheets, although the corresponding local currency balances may have increased only slightly, decreased or remain unchanged.

During the fiscal years ended June 30, 2014, 2013, and 2012, we recognized net foreign currency transaction gains (losses) in other expense, net in our consolidated statements of income (loss) of $11.0 million, $(5.5) million, and $(8.0)

million, respectively. Functional currencies of significant foreign subsidiaries include Euros, British Pounds, Swiss francs, Canadian dollars, Brazilian reals, and Mexican pesos.

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

Advertising Costs

Advertising costs are expensed when incurred and are included in selling, general and administrative expenses. Total advertising costs were $11.2 million, $9.1 million and $7.2 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.

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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes foreign currency translation adjustments, unrealized gains and losses on derivative instruments related to the effective portion of cash flow hedges, net of the related income tax effect, and changes in the funded status of defined benefit pension plans, net of the related income tax effect, that are excluded from the consolidated statements of income (loss) and are reported as a separate component in stockholders’ equity.

Accumulated other comprehensive income (loss) consists of the following (in thousands):

	Fiscal Year Ended June 30,
	2014	2013
Cumulative foreign currency translation adjustments	$11,154	$(27,978)
Unrealized losses on derivative financial instruments, net of tax	(6,954)	(3,754)
Change in funded status of defined benefit pension plans, net of tax	(16,888)	(11,415)
Accumulated other comprehensive loss	$(12,688)	$(43,147)

Guarantees

We recognize, at the inception of a guarantee, a liability for the fair value of any guarantees.

Reclassifications

Share-based compensation expense for the previously reported periods has been reclassified from selling, general and administrative expenses to a separate line item in the accompanying consolidated statement of income (loss) to conform with the current period presentation.

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

New Accounting Pronouncements Not Yet Adopted

In July 2013, the FASB issued ASU Topic No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires an entity to present certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in balance sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU Topic No. 2013-11 does not affect the recognition or measurement of uncertain tax positions under ASC 740. ASU Topic No. 2013-11 is effective for our fiscal year 2015, although early adoption is permitted.

In May 2014, the FASB issued ASU Topic No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC Topic No. 605, Revenue Recognition, and most industry-specific guidance. This guidance primarily requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for our fiscal year 2017.

3.	Business Combinations

Fiscal Year 2014

On November 13, 2013, we acquired a 50% equity ownership interest in SRS and its subsidiaries from WCAS, which was the sole owner, for $289.2 million in cash paid at closing. SRS is a leading U.S. provider in the service, maintenance and repair market with proprietary databases and workflow solutions used by mechanical repair shops and auto dealers. Upon the closing of the SRS transaction, we had control of SRS as defined by accounting principles generally accepted in the United States and therefore consolidated its assets, liabilities, and financial results from the closing date. The acquisition of SRS allows us to expand our reach deeper into household decisions related to the total cost of automobile ownership. SRS has been included in our Americas segment. We have included the results of operations of SRS in our consolidated statements of income (loss) from the acquisition date. Revenues earned and net income reported by SRS were $74.0 million and $3.3 million, respectively, for the period from the acquisition date through June 30, 2014.

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

In addition, under the Stockholders Agreement, we had the right to acquire 100% ownership interest in two subsidiaries of SRS, AutoPoint, LLC and Mobile Productivity, LLC. (together, "AutoPoint"), from SRS. We exercised our right and completed the acquisition of AutoPoint in April 2014. The acquisition resulted in tax deductible goodwill of $6.2 million.

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

Additionally, if the redemption value of the SRS noncontrolling interest were to exceed the fair value, the excess would result in an adjustment to the numerator in our calculation of net income per common share attributable to Solera Holdings, Inc. which could result in a decrease in our net income per share. The fair value of the SRS noncontrolling interest exceeded its redemption value at June 30, 2014.

We have accounted for the acquisition of SRS under the acquisition method of accounting and, accordingly, the total purchase price has been allocated to the acquired tangible and identifiable intangible assets and assumed liabilities based on their estimated fair values on the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. Of the purchase price for SRS, we have preliminarily allocated $398.8 million to goodwill and $248.4 million to identifiable intangible assets. The goodwill recorded in the acquisition represents future enhancements to the software and database, future customer relationships and markets, and the workforce.

The following table summarizes the preliminary purchase price allocation for the acquisition of SRS (in thousands):

Goodwill	$398,838
Intangible assets	248,370
Cash	7,458
Accounts receivable	1,844
Other assets acquired	3,858
Fair value of redeemable noncontrolling interest	(289,176)
Assumed deferred revenue	(3,939)
Net deferred tax liabilities	(71,672)
Other assumed liabilities	(6,428)
Total	$289,153

Identifiable intangible assets acquired from SRS were as follows:

	Value (in thousands)	Weighted Average Amortizable Life (in years)
Customer relationships	$126,470	15
Technology	71,420	10
Trademarks - indefinite-lived	49,230	indefinite
Trademarks - amortizable	1,250	5
Total	$248,370	13

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

In connection with the acquisition of SRS, we incurred direct and incremental costs of $2.7 million, consisting of legal and professional fees, which are included in acquisition and related costs in our consolidated statements of income (loss). Pursuant to the terms of our acquisition of SRS, we received a $2.5 million cash payment from SRS at closing which was intended to reimburse us for a portion of the direct and incremental costs we incurred related to the acquisition. This payment is also included in acquisition and related costs in our consolidated statements of income (loss) for the fiscal year ended June 30, 2014.

The following table presents the unaudited pro forma combined results of the Company and SRS as though the acquisition of SRS occurred at the beginning of fiscal year 2013. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2013. The unaudited pro forma financial information reflects all material, recurring adjustments directly attributable to the acquisition of SRS, including amortization of acquired intangible assets and any related tax effects. Amounts are in thousands, except per share data.

	2014	2013
	(unaudited)
Revenues	$1,029,119	$947,181
Net income (loss) attributable to Solera Holdings, Inc.	(7,807)	100,286
Net income (loss) attributable to Solera Holdings, Inc. per common share—basic	(0.11)	1.46
Net income (loss) attributable to Solera Holdings, Inc. per common share—diluted	(0.11)	1.45

In addition to SRS, we acquired six businesses during fiscal year 2014, including AutoPoint, for approximately $106.4 million in cash paid at closing and additional future cash payments of up to $51.7 million contingent upon the achievement of certain financial performance, product-related, integration and other objectives. The acquisitions completed in fiscal year 2014 were immaterial both individually and in the aggregate.

Fiscal Year 2013

During fiscal year 2013, we acquired six businesses and substantially all of the assets of another business for approximately $149.6 million in cash paid at closing and additional future cash payments of up to $79.1 million contingent upon the achievement of certain financial performance, product-related, integration and other objectives. The acquisitions completed in fiscal year 2013 were immaterial both individually and in the aggregate.

Fiscal Year 2012

During fiscal year 2012, we acquired three businesses, substantially all of the assets of another business and a majority of the outstanding shares of a fifth business for approximately $10.2 million in cash paid at closing and additional future cash payments of up to $17.5 million contingent upon the achievement of certain financial performance, product-related, integration and other objectives. The acquisitions completed in fiscal year 2012 were immaterial both individually and in the aggregate.

All acquired entities have been included in our consolidated statements of income (loss) from the respective acquisition dates.

At June 30, 2014, the maximum aggregate amount of remaining contingent cash payments associated with our business combinations is $128.7 million which are payable through fiscal year 2018.

4.	Goodwill and Intangible Assets

Intangible Assets

Intangible assets, net consists of the following (in thousands):

	June 30, 2014			June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortized intangible assets:
Internally developed software	$60,330	$(22,349)	$37,981	$37,881	$(16,384)	$21,497
Purchased customer relationships	518,483	(224,305)	294,178	352,408	(180,412)	171,996
Purchased tradenames and trademarks	39,662	(30,766)	8,896	35,947	(26,015)	9,932
Purchased software and database technology	540,803	(381,478)	159,325	441,060	(324,480)	116,580
Other	6,021	(5,776)	245	5,776	(5,381)	395
	$1,165,299	$(664,674)	$500,625	$873,072	$(552,672)	$320,400
Intangible assets not subject to amortization:
Purchased tradenames and trademarks with indefinite lives	84,131	—	84,131	32,189	—	32,189
	$1,249,430	$(664,674)	$584,756	$905,261	$(552,672)	$352,589

Amortization of intangible assets totaled $94.2 million, $77.8 million and $79.4 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively. Estimated future amortization expense related to intangible assets subject to amortization at June 30, 2014 is as follows (in thousands):

2015	$106,282
2016	93,916
2017	79,664
2018	53,010
2019	40,480
Thereafter	127,273
Total	$500,625

Goodwill

The following table summarizes the activity in goodwill for the fiscal years ended June 30, 2014 and 2013 (in thousands):

	Balance at Beginning of Year	Current Year Acquisitions	Other	Foreign Currency Translation Effect	Balance at End of Year
Year Ended June 30, 2014:
EMEA	$577,042	$25,676	$—	$29,983	$632,701
Americas	522,179	419,639	253	165	942,236
Total	$1,099,221	$445,315	$253	$30,148	$1,574,937
Year Ended June 30, 2013:
EMEA	$546,782	$11,874	$—	$18,386	$577,042
Americas	453,110	69,696	5	(632)	522,179
Total	$999,892	$81,570	$5	$17,754	$1,099,221

We have not recognized any goodwill impairment losses to date.

5.	Redeemable Noncontrolling Interests

The noncontrolling stockholders of certain of our majority-owned subsidiaries have the right to require us to redeem their shares at the then fair market value. Accordingly, we have presented these redeemable noncontrolling interests as a mezzanine item in our consolidated balance sheets. If redeemable at fair value, the redeemable noncontrolling interests are reported at their fair value with any adjustment of the carrying value to fair value recorded to common shares in stockholders’ equity. We estimate the fair value of our redeemable noncontrolling interests through an income approach, utilizing a discounted cash flow model, and a market approach, which considers comparable companies and transactions, including transactions with the noncontrolling stockholders of our majority-owned subsidiaries.

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

The objectives of our restructuring initiatives and other exit and disposal activities have primarily been to eliminate waste and improve operational efficiencies. The liabilities associated with our restructuring initiatives and other exit and disposal activities are included in accrued expenses and other current liabilities and in other noncurrent liabilities in the accompanying consolidated balance sheets. We report all amounts incurred in connection with our restructuring initiatives and other exit and disposal activities in restructuring charges, asset impairments and other costs associated with exit and disposal activities in the accompanying consolidated statements of income (loss).

The following table summarizes the activity in the restructuring reserves for fiscal years 2014 and 2013 (in thousands):

	Employee Termination Benefits	Leases	Other	Total
Balance at June 30, 2012	$5,757	$2,888	$—	$8,645
Restructuring charges (1)	4,252	13	1,170	5,435
Cash payments	(9,863)	(2,943)	(1,170)	(13,976)
Other	—	42	—	42
Effect of foreign exchange	203	—	—	203
Balance at June 30, 2013	349	—	—	349
Restructuring charges (2)	4,700	694	1,133	6,527
Cash payments	(4,134)	(284)	(1,133)	(5,551)
Effect of foreign exchange	(4)	—	—	(4)
Balance at June 30, 2014	$911	$410	$—	$1,321

(1)
Of the restructuring charges incurred in fiscal year 2013, $3.3 million, $1.1 million and $1.0 million relates to restructuring initiatives implemented in our EMEA, Corporate and Americas reportable segments, respectively.

(2)
Of the restructuring charges incurred in fiscal year 2014, $3.6 million, $0.6 million and $2.3 million relates to restructuring initiatives implemented in our EMEA, Corporate and Americas reportable segments, respectively.

In fiscal year 2014, we initiated various individually insignificant restructuring plans in our EMEA and Americas segments intended to better align the skill sets and capabilities of certain of our business units with our core mission and promote efficiency and profitable innovation throughout the organization.

The following table summarizes restructuring charges, asset impairments and other costs associated with exit and disposal activities for the periods indicated (in thousands):

	Fiscal Year 2014	Fiscal Year 2013	Fiscal Year 2012
Restructuring charges	$6,527	$5,435	$7,057
Asset impairments	—	—	—
Other costs associated with exit and disposal activities	—	—	—
Total restructuring charges, asset impairments, and other costs associated with exit and disposal activities	$6,527	$5,435	$7,057

7.	Other Financial Statement Captions

Property and equipment

Property and equipment, net consists of the following (in thousands):

	June 30,
	2014	2013
Land and buildings	$16,243	$14,695
Machinery and equipment	10,218	5,664
Furniture and fixtures	8,234	5,955
Data processing equipment	63,264	52,007
Leasehold improvements	26,073	20,922
Software licenses	47,960	35,114
Capitalized leases of machinery and equipment	5,145	2,482
	177,137	136,839
Less: Accumulated depreciation	(100,160)	(75,100)
Property and equipment, net	$76,977	$61,739

Depreciation expense was $28.1 million, $25.4 million and $24.1 million for fiscal years 2014, 2013 and 2012, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consists of the following (in thousands):

	June 30,
	2014	2013
Accrued payroll and benefits	$30,777	$26,582
Accrued incentive compensation	34,033	21,575
Accrued non-income based taxes	21,440	19,003
Deferred revenue, customer deposits and advance payments	30,077	20,677
Accrued contingent purchase consideration	45,918	37,050
Other	54,583	49,194
Accrued expenses and other current liabilities	$216,828	$174,081

Other expense, net

Other expense, net consists of the following (in thousands):

	Fiscal Years Ended June 30,
	2014	2013	2012
Investment income	$(396)	$(537)	$(870)
Losses on equity method investments	732	660	689
Foreign exchange (gains) losses	(11,011)	5,457	8,002
(Gains) losses on derivative instruments designated as hedges	6,897	(4,400)	(6,628)
Losses on derivative instruments not designated as hedges	6,700	—	—
(Gains) losses on asset sales	(2,420)	560	—
Loss on debt extinguishment	63,328	—	—
Other expense	161	120	472
Other expense, net	$63,991	$1,860	$1,665

Accumulated other comprehensive loss

The following table summarizes the changes in accumulated other comprehensive income (loss) during fiscal year 2014 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Losses on Derivative Financial Instruments	Change in Funded Status of Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance at June 30, 2012	$(36,373)	$(2,818)	$(8,082)	$(47,273)
Other comprehensive income (loss) before reclassifications, net of tax	$8,395	$(5,336)	$(3,333)	$(274)
Amounts reclassified from accumulated other comprehensive income (loss)	$—	$4,400	$—	$4,400
Balance at June 30, 2013	$(27,978)	$(3,754)	$(11,415)	$(43,147)
Other comprehensive income (loss) before reclassifications, net of tax	39,132	(10,097)	(5,473)	23,562
Amounts reclassified from accumulated other comprehensive income (loss)	—	6,897	—	6,897
Balance at June 30, 2014	$11,154	$(6,954)	$(16,888)	$(12,688)

8.	Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements at June 30, 2014 Using:
	Fair Value at June 30, 2014	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$837,751	$837,751	$—	$—
Restricted cash (1)	317	317	—	—
Derivative financial instruments classified as liabilities (3)	13,898	—	13,898	—
Accrued contingent purchase consideration (3)	20,784	—	—	20,784
Redeemable noncontrolling interests	85,958	—	—	85,958

		Fair Value Measurements at June 30, 2013 Using:
	Fair Value at June 30, 2013	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$464,239	$464,239	$—	$—
Restricted cash (1)	1,797	1,797	—	—
Derivative financial instruments classified as assets (2)	632	—	632	—
Derivative financial instruments classified as liabilities (3)	4,286	—	4,286	—
Accrued contingent purchase consideration (3)	23,334	—	—	23,334
Redeemable noncontrolling interests	84,737	—	—	84,737

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

The following table summarizes the activity in accrued contingent purchase consideration which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

	Fiscal Year Ended June 30,
	2014	2013
Balance at beginning of period	$23,334	$4,941
Current period acquisitions	969	21,090
Change in fair value	(1,500)	(629)
Payments	(2,224)	(2,011)
Effect of foreign exchange	205	(57)
Balance at end of period	$20,784	$23,334

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

Although we considered the fair value under both the income and market approaches, we estimated the fair value of our redeemable noncontrolling interests based solely upon the income approach, which utilizes a discounted cash flow model, a Level 3 input, as we believe this is the best indicator of fair value. The significant unobservable inputs in the discounted cash flow model include a discount rate and a long-term growth rate. The discount rate used in the determination of the estimated fair value of the redeemable noncontrolling interests as of June 30, 2014 using the income approach ranged between 13.7% and 15.7%, with a weighted average discount rate of 13.8%, reflecting a market participant's perspective as a noncontrolling shareholder in a privately-held subsidiary. The long-term growth rate used in the determination of the estimated fair value of the redeemable noncontrolling interests as of June 30, 2014 using the income approach ranged between 3.0% and 4.0%, with a weighted average long-term growth rate of 3.9%.

The following table summarizes the activity in redeemable noncontrolling interests which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

	Fiscal Year Ended June 30,
	2014	2013
Balance at beginning of period	$84,737	$74,118
Net income attributable to redeemable noncontrolling interests	6,968	6,201
Dividends paid to noncontrolling owners	(6,298)	(5,587)
Change in fair value	(3,549)	6,937
Effect of foreign exchange	4,100	3,068
Balance at end of period	$85,958	$84,737

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We performed our fiscal year 2014 annual goodwill and indefinite-lived intangible asset impairment assessment on April 1, 2014.

We test goodwill for impairment at a reporting unit level. We determine the fair value of our reporting units through a combination of an income approach, utilizing a discounted cash flow model, and a market approach, which considers comparable companies and transactions.

Under the income approach, the discounted cash flow model determines the fair value of each reporting unit based on the present value of projected reporting unit cash flows over a specific projection period and a residual value related to future cash flows beyond the projection period. Both values are discounted to reflect the degree of risk inherent in an investment in the reporting unit and achieving the projected cash flows. A weighted average cost of capital of a market participant is used as the discount rate. The residual value is generally determined by applying a constant terminal growth rate to the estimated net cash flows at the end of the projection period. Alternatively, the present value of the residual value may be determined by applying a market multiple at the end of the projection period.

Under the market approach, the fair value of each reporting unit is determined based on multiples of revenues and earnings before interest, taxes, depreciation and amortization for each reporting unit. The multiples were determined based on a selection of comparable companies and acquisition transactions, discounted for each reporting unit to reflect the relative size, diversification and risk of the reporting unit in comparison to the indexed companies and transactions.

In our annual goodwill impairment assessment for fiscal year 2014, we concluded that the fair values of the reporting units to which goodwill was assigned exceeded their respective carrying values and, accordingly, we did not identify any goodwill impairment.

We determine fair value of our indefinite-lived intangible assets under an income approach using the relief from royalty method, which assumes value to the extent that the acquired company is relieved of the obligation to pay royalties for the benefits received from the assets. In our annual indefinite-lived intangible asset impairment assessment for fiscal year 2014, we concluded that the fair value of our indefinite-lived intangible assets exceeded their respective carrying value and, accordingly, we did not identify any impairment of indefinite-lived intangible assets.

Fair Value of Other Financial Instruments

The carrying amounts of certain of our financial instruments, including accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short-term nature. Based on the original issue price of the senior unsecured notes that we issued in July 2013, November 2013 and June 2014 (Note 10), a Level 2 input, we believe that the fair value of our senior unsecured notes approximates its carrying value at June 30, 2014.

9.	Derivative Financial Instruments

In the normal course of business, we are exposed to variability in interest rates and foreign currency exchange rates. We use derivatives to mitigate risks associated with this variability. We do not use derivatives for speculative purposes.

In April 2012, in order to hedge our exposure to variability in the Euro-denominated cash flows associated with two intercompany loans, we entered into two pay fixed Euros / receive fixed U.S. dollar cross-currency swaps in the aggregate notional amount of €109.0 million. We pay Euro fixed coupon payments at 6.99% and receive U.S. dollar fixed coupon payments at 6.75% on the notional amount. The maturity date of the swaps is June 15, 2018. These cross-currency swaps were designated, at inception, as cash flow hedges of the intercompany loans and we evaluate the swaps for effectiveness quarterly. We report the effective portion of the gain or loss on these hedges as a component of accumulated other comprehensive income (loss) in stockholders' equity and reclassify these gains or losses into earnings when the hedged transaction affects earnings. Accordingly, any foreign exchange gain or loss recognized in our consolidated statements of income resulting from the periodic re-measurement of the intercompany loans into U.S. dollars is mitigated by an offsetting gain or loss, as the case may be, resulting from the change in the fair value of the swaps. To date, there has been no hedge ineffectiveness.

In July 2013, as a result of the repayment of the terms loans under the Amended Credit Facility, we terminated the two pay fixed / receive fixed interest rate swaps that were outstanding at June 30, 2013.

In September 2013, in order to hedge our exposure to variability in the Euro-denominated cash flows associated with two intercompany loans, we entered into two pay floating Euros / receive floating U.S. dollar cross-currency swaps in the aggregate notional amount of €141.1 million. We pay Euro floating coupon payments at 6-month EURIBOR plus 35 basis points and receive U.S. dollar floating coupon payments at 6-month LIBOR on the notional amount. The maturity date of the swaps is June 15, 2018. These cross-currency swaps were not designated as hedges at inception. We recognize the change in the fair value of the swaps in other expense, net in our consolidated statements of income.

In June 2014, we settled one of the intercompany loans and the associated pay floating Euros / receive floating U.S. dollar cross-currency swaps.

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

The following table summarizes the fair value of our derivative financial instruments, which are included in other noncurrent assets, accrued expenses and other current liabilities, and other noncurrent liabilities in the accompanying condensed consolidated balance sheets (in thousands):

	June 30, 2014	June 30, 2013
Derivative financial instruments classified as assets
U.S. dollar interest rate swap	—	632
Total	$—	$632

Derivative financial instruments classified as liabilities
Fixed rate cross-currency swaps	$12,900	$4,102
Floating rate cross-currency swaps	998	—
Euro interest rate swap	—	184
Total	$13,898	$4,286

The following table summarizes the effect of our derivative financial instruments, designated as cash flow hedges, on the consolidated statements of income and accumulated other comprehensive income (loss) (“AOCI”) (in thousands):

Derivative Financial Instruments	Gain (Loss) Recognized in AOCI on Derivatives (1)	Location of Gain (Loss) Reclassified from AOCI into Income (1)	Gain (Loss) Reclassified from AOCI into Income (1)	Location of Gain (Loss) Recognized in Income on Derivatives (2)	Gain (Loss) Recognized in Income on Derivatives (2)
Fiscal year Ended June 30, 2014:
Cross-currency swaps	$(9,503)	Interest Expense	$(705)	N/A	$—
		Other Expense, net	(7,401)	N/A	—
U.S. dollar interest rate swap	—	Interest Expense	(3)	Interest Expense	549
Euro interest rate swap	—	Interest Expense	(3)	Interest Expense	(364)
Total	$(9,503)		$(8,112)		$185

Fiscal year Ended June 30, 2013:
Cross-currency swaps	$6,293	Interest Expense	$234	N/A	$—
		Other Expense, net	4,742	N/A	—
U.S dollar interest rate swap	(265)	Interest Expense	366	Interest Expense	26
Euro interest rate swap	607	Interest Expense	423	Interest Expense	6
Total	$6,635		$5,765		$32
Fiscal Year Ended June 30, 2012:
Cross-currency swaps	$1,986	Interest Expense	$28	N/A	$—
		Other Expense, net	6,628	N/A	—
Total	$1,986		$6,656		$—

(1)	Effective portion.

(2)	Ineffective portion and amount excluded from effectiveness testing.

10.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30,
	2014	2013
Senior unsecured notes due June 2018 (1)	$—	$858,683
Senior unsecured notes due June 2021 (2)	1,527,808	—
Senior unsecured notes due November 2023	340,000	—
Senior secured domestic term loan due May 2017	—	105,171
Senior secured European term loan due May 2017	—	183,532
Total debt	1,867,808	1,147,386
Less: Current portion	—	2,924
Long-term portion	$1,867,808	$1,144,462

(1) The balance as of June 30, 2013 includes unamortized premium of $8.7 million.
(2) The balance as of June 30, 2014 includes unamortized premium of $17.8 million.

Future minimum principal payments on our outstanding debt as of June 30, 2014 are as follows (in thousands):

2015	$—
2016	—
2017	—
2018	—
2019	—
Thereafter	1,850,000
Total (1)	$1,850,000

(1)	Excludes the unamortized premium on the senior unsecured notes of $17.8 million as of June 30, 2014.

In July 2013, we issued senior unsecured notes due 2021 in the aggregate principal amount of $850.0 million (the “2021 Senior Notes”), resulting in net proceeds of $845.6 million. The 2021 Senior Notes accrue interest at 6.000% per annum, payable semi-annually, and become due and payable on June 15, 2021. We used $289.5 million of the net proceeds from the issuance of the 2021 Senior Notes to repay in full all of the outstanding term loans under our Amended and Restated First Lien Credit and Guaranty Agreement (the “Amended Credit Facility”), including accrued unpaid interest through the repayment date. We intend to use the remainder of the net proceeds for working capital and other general corporate purposes, including strategic initiatives such as future acquisitions, joint ventures, investments or other business development opportunities.

Upon repayment of the outstanding term loans, the Amended Credit Facility was terminated. In connection with the termination of the Amended Credit Facility, we wrote-off the remaining unamortized debt issuance costs related to the term loans of $3.1 million, which is included in other expense, net in our consolidated statement of income (loss) for fiscal year 2014.

In November 2013, we issued additional 2021 Senior Notes in the aggregate principal amount of $510.0 million under the indenture governing the 2021 Senior Notes that were issued in July 2013. The 2021 Senior Notes issued in November 2013 were issued at an original issue price of 101.75% plus accrued interest from July 2013.

In June 2014, we issued additional 2021 Senior Notes in the aggregate principal amount of $150.0 million under the indenture governing the 2021 Senior Notes that were issued in July 2013. The 2021 Senior Notes issued in June 2014 were issued at an original issue price of 106.50% plus accrued interest from December 2013.

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

We used the net proceeds from the November 2013 issuance of the 2021 Senior Notes and the 2023 Senior Notes of $855.4 million, together with existing cash on hand, to redeem the outstanding senior unsecured notes due June 2018 (the “2018 Senior Notes”). The redemption price for the 2018 Senior Notes was $932.8 million, consisting of (i) the unpaid principal amount of $850.0 million, (ii) accrued unpaid interest through the redemption date of $24.4 million, and (iii) a redemption premium of $58.4 million. The redemption premium of $58.4 million, as well as the remaining unamortized debt issuance costs related to the 2018 Senior Notes, net of the unamortized premium, of $1.8 million, were charged against earnings at the redemption date and are included in other expense, net in our consolidated statement of income (loss) for fiscal year 2014.

The costs associated with the issuance of the 2021 Senior Notes and the 2023 Senior Notes of $9.1 million were deferred and are included in other noncurrent assets in our consolidated balance sheet. We are amortizing these debt issuance costs to interest expense over the term of the 2021 Senior Notes and the 2023 Senior Notes using the effective interest method.

The indentures governing the 2021 Senior Notes and the 2023 Senior Notes contain limited covenants, including those restricting our and our subsidiaries’ ability to incur certain liens, engage in sale and leaseback transactions and consolidate, merge with, or convey, transfer or lease substantially all of our or their assets to, another person, and, in the case of any of our subsidiaries that did not issue or guarantee such notes, incur indebtedness. We are in compliance with the specified covenants of the 2021 Senior Notes and the 2023 Senior Notes at June 30, 2014.

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

During fiscal year 2014, we granted stock awards under the 2008 Plan in the form of stock options, restricted stock units and performance share units. Stock options are granted at exercise prices equal to the fair market value of our common stock on the date of grant, generally vest ratably over four years and have a term of seven years. Restricted stock unit grants generally vest ratably over four years. Each performance share unit represents the right to receive one share of our common stock based on our total stockholder return (“TSR”) and/or the achievement of certain financial performance targets during applicable performance periods.

At June 30, 2014, 4.0 million shares remain available for future grant of awards under the 2008 Plan.

We also have an employee stock purchase plan (the "ESPP”) that allows eligible employees to purchase shares of our common stock at a price equal to 95% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period. We have reserved for issuance 1.5 million shares of our common stock under the ESPP. During fiscal years 2014 and 2013, we awarded approximately 11,000 shares and 14,000 shares, respectively, of our common stock under the ESPP. At June 30, 2014, approximately 1.4 million shares remain available for future grant of awards under the ESPP.

Share-Based Award Activity

The following table summarizes restricted stock unit and performance share unit activity during fiscal year 2014 (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at June 30, 2013	891	$49.91
Granted	571	$64.42
Vested	(395)	$47.57
Forfeited	(230)	$45.03
Nonvested at June 30, 2014	837	$62.27

The following table summarizes stock option activity during fiscal year 2014:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2013	4,483	$49.40
Granted	157	$55.21
Exercised	(327)	$40.00
Canceled	(49)	$49.28
Outstanding at June 30, 2014	4,264	$50.33	4.26	$54,608
Exercisable at June 30, 2014	1,536	$41.34	3.78	$39,655

Of the stock options outstanding at June 30, 2014, approximately 2.3 million are vested and expected to vest.

Cash received from the exercise of stock options was $13.1 million during fiscal year 2014. The intrinsic value of stock options exercised during fiscal years 2014, 2013, and 2012 totaled $8.1 million, $5.7 million, and $2.9 million, respectively.

Valuation of Share-Based Awards

We utilized the Black-Scholes option pricing model for estimating the grant date fair value of stock options with the following assumptions:

	Risk-Free Interest Rate	Expected Term (in years)	Weighted Average Expected Stock Price Volatility	Expected Dividend Yield	Weighted Average Per Share Grant Date Fair Value
Fiscal year 2014	1.6%	4.6	26.3%	1.2%	$11.93
Fiscal year 2013	0.7%	4.8	32.8%	1.0%	$12.96
Fiscal year 2012	1.0%	4.6	33.0%	0.7%	$15.01

We based the risk-free interest rates on the implied yield available on U.S. Treasury constant maturities in effect at the time of the grant with remaining terms equivalent to the respective expected terms of the stock options. Because we have a limited history of stock option exercises, we calculated the expected award life as the average of the contractual term and the vesting period. We determined the expected volatility based on a combination of implied market volatilities, our historical stock price volatility and other factors. The dividend yields for fiscal years 2014, 2013 and 2012 are based on our quarterly cash dividends of $0.17, $0.125 and $0.10 per share, respectively.

The weighted average grant date fair value of restricted stock units granted in fiscal years 2014, 2013 and 2012 was $64.42, $47.14 and $52.60, respectively, determined based on the market price of our common stock on the date of grant, which approximates the intrinsic value.

To estimate the grant date fair value of performance share units and stock options that are earned based on our relative TSR, we utilized a Monte-Carlo simulation model which simulates a range of our possible future stock prices and certain peer companies and assumes that the performance share units and stock options will be earned at target. Based on the Monte-Carlo simulation model, the grant date fair value of performance share units and stock options granted during fiscal year 2013 that are earned based on our relative TSR was $18.89 per share.

Share-Based Compensation Expense

Share-based compensation expense in the accompanying consolidated statements of income (loss), was $37.5 million, $25.8 million and $18.4 million for fiscal years 2014, 2013 and 2012, respectively. At June 30, 2014, the estimated total remaining unamortized share-based compensation expense, net of forfeitures, was $57.5 million which is expected to be recognized over a weighted-average period of 2.7 years.

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

The change in plan assets and benefit obligations as well as the funded status of our foreign pension plans were as follows (in thousands):

	June 30,
	2014	2013
Change in plan assets:
Fair value of plan assets—beginning of year	$77,758	$72,734
Actual return on plan assets	2,913	3,306
Employer contributions	4,021	3,852
Participant contributions	1,252	1,080
Benefits and expenses paid	(4,486)	(5,151)
Settlements	(8,591)	—
Foreign currency exchange rate changes	4,080	1,937
Fair value of plan assets—end of year	$76,947	$77,758
Change in benefit obligations:
Benefit obligations—beginning of year	$106,722	$95,965
Service cost	4,229	3,967
Interest cost	3,177	3,224
Participant contributions	1,252	1,080
Actuarial losses	9,548	5,531
Benefits and expenses paid	(4,486)	(5,151)
Settlements, amendments and curtailments	(9,105)	(424)
Foreign currency exchange rate changes	5,563	2,530
Projected benefit obligations—end of year	$116,900	$106,722
Funded status—plan assets less benefit obligations	$(39,953)	$(28,964)
Unrecognized net actuarial (gains) losses due to experience different than assumed	—	—
Accrued pension liability	$(39,953)	$(28,964)

The accrued pension liability is included in noncurrent liabilities in the consolidated balance sheets as of June 30, 2014 and 2013, respectively. Changes recognized in accumulated other comprehensive income (loss) is as follows (in thousands):

	June 30,
	2014	2013
Accumulated other comprehensive loss—beginning of year	$(15,268)	$(11,078)
Actuarial losses, net	(8,931)	(4,229)
Foreign currency exchange rate changes	(731)	(388)
Amortization or settlement recognition of net losses (1)	878	427
Net loss	(8,784)	(4,190)
Accumulated other comprehensive loss—end of year	$(24,052)	$(15,268)

(1)	Represents amounts recognized as components of net pension expense.

The accumulated benefit obligation for all defined benefit pension plans was $106.4 million and $98.0 million at June 30, 2014 and 2013, respectively.

In fiscal year 2015, amortization of net actuarial losses is expected to be $1.3 million. We do not expect to amortize any unrecognized prior service cost in fiscal year 2015.

Information for our pension plans with accumulated benefit obligations in excess of plan assets were as follows (in thousands):

	June 30,
	2014	2013
Projected benefit obligation	$116,900	$106,722
Accumulated benefit obligation	106,427	98,021
Fair value of plan assets	76,947	77,758

The components of net pension expense were as follows (in thousands):

	Fiscal Years Ended June 30,
	2014	2013	2012
Service cost—benefits earned during the period	$4,229	$3,967	$3,955
Interest cost on projected benefits	3,177	3,224	3,741
Expected return on plan assets	(2,301)	(2,428)	(2,633)
Amortization or settlement recognition of net losses	878	427	99
Net pension expense	$5,983	$5,190	$5,162

The general assumptions used to determine the actuarial present value of benefit obligations and net pension expense were as follows:

	Fiscal Years Ended June 30,
	2014	2013	2012
Assumptions used to determine benefit obligations:
Discount rate	2.58%	3.12%	3.33%
Rate of compensation increase	2.16	2.15	2.14
Assumptions used to determine net pension expense:
Discount rate	3.12	3.33	4.31
Expected long-term rate of return on assets	3.12	3.22	3.53
Rate of compensation increase	2.15	2.14	2.12

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

	Fair Value	Fair Value Measurements Using:
		Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2014	76,947	—	76,947	—
At June 30, 2013	77,758	—	77,758	—

We estimate the fair value of the insurance contracts based on vested plan benefits, which considers the contributions made to date and the historical rate of return on the plan assets as guaranteed by the insurance contracts.

The contributions for the fiscal years ended June 30, 2014, 2013 and 2012 were $4.0 million, $3.9 million and $4.0 million, respectively. The minimum required contributions and expected contributions to our pension plans are $4.1 million for fiscal year 2015.

Expected future benefit payments as of June 30, 2014 are as follows (in thousands):

2015	$2,071
2016	2,210
2017	2,156
2018	2,459
2019	2,806
2020 to 2024	20,365

The expected benefits to be paid are based on the same assumptions used to measure our pension plans’ benefit obligation at June 30, 2014 and include estimated future employee service.

Defined Contribution Retirement and Savings Plans

We have a qualifying 401(k) defined contribution plan that covers most of our domestic employees and provides matching contributions under various formulas. For the fiscal years ended June 30, 2014, 2013 and 2012, we incurred $1.8 million, $1.5 million and $1.5 million, respectively, in costs related to the 401(k) plan company matching contributions.

Our foreign subsidiaries have defined contribution plans that cover certain international employees and provide matching contributions under various formulas. For the fiscal years ended June 30, 2014, 2013 and 2012, we incurred $3.4 million, $4.2 million and $4.7 million, respectively, in costs related to our foreign defined contribution plans company matching contributions.

13.	Related Party Transactions

Certain noncontrolling stockholders of our international subsidiaries are also commercial purchasers and users of our software and services. Revenue transactions with all of the individual noncontrolling stockholders in the aggregate represent less than 10% of consolidated revenue for fiscal years ended June 30, 2014, 2013, and 2012, respectively, and aggregate accounts receivable from the noncontrolling stockholders represent less than 10% of consolidated accounts receivable at June 30, 2014 and 2013, respectively.

On February 12, 2013, we entered into a Facilities Use Agreement with Aquila Guest Ranch LLC (“AGR"), an entity owned by the family of our Chief Executive Officer, Tony Aquila, pursuant to which we shall pay (i) AGR a fixed annual fee of $140,000 in exchange for our use during calendar year 2013 of certain guest ranch facilities in Wyoming and (ii) out-of-pocket costs incurred in connection with, and replenish expendable goods used as a result of, our use of such facility. In connection with the Facilities Use Agreement, we also entered into an Indemnification Agreement with AGR providing that we will indemnify AGR and certain other indemnitees for any claims, demands, causes of action and damages that may arise out of our use of such facility. On December 26, 2013, we entered into an amendment to the Facilities Use Agreement with AGR and Chaparral Lane Investment, LLC ("CLI"), an entity owned by our Chief Executive Officer and his family, to (i) add an additional facility in Roanoke, Texas (the "Roanoke Facility") to the Facilities Use Agreement and (ii) increase the fixed annual fee to $170,000 in exchange for our use during calendar year 2014 of the Wyoming Facility. This fee increase is due to increased operating expenses of the Wyoming Facility and an increase in the number of days during which we use the Wyoming Facility.

14.	Income Taxes

Income Before Provision for Income Taxes

The components of income before income taxes attributable to domestic and foreign operations are as follows (in thousands):

	Fiscal Years Ended June 30,
	2014	2013	2012
Domestic	$(136,545)	$(23,467)	$538
Foreign	171,771	159,307	163,566
	$35,226	$135,840	$164,104

The income tax provision (benefit) by jurisdiction is as follows (in thousands):

	Fiscal Years Ended June 30,
	2014	2013	2012
Current:
Federal	$2,273	$5,984	$3,447
Foreign	52,197	48,947	43,108
State	833	1,253	1,274
Total current	55,303	56,184	47,829
Deferred:
Federal	(18,796)	(8,603)	2,637
Foreign	(4,175)	(16,350)	(5,318)
State	(2,274)	(434)	570
Total deferred	(25,245)	(25,387)	(2,111)
Total income tax provision (benefit)	$30,058	$30,797	$45,718

Effective Tax Rate Reconciliation

A reconciliation between our effective tax rate on income before income tax provision and the U.S. federal statutory rate is as follows (amounts in thousands):

	Fiscal Years ended June 30,
	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax provision at U.S. statutory rate	$12,329	35.0%	$47,544	35.0%	$57,436	35.0%
(Increase) decrease in provision from:
State taxes, net of federal tax benefit	(1,668)	(4.7)%	381	0.3%	2,115	1.3%
Foreign tax rate differential	(14,889)	(42.3)%	(16,050)	(11.8)%	(18,894)	(11.5)%
Nondeductible/nontaxable items	3,851	10.9%	1,876	1.4%	2,366	1.4%
Change in valuation allowance	26,144	74.2%	(9,481)	(7.0)%	(2,157)	(1.3)%
Other non-income based taxes	2,637	7.5%	2,270	1.7%	2,528	1.5%
Nondeductible stock-based compensation	2,595	7.4%	2,210	1.6%	2,056	1.3%
Foreign tax credits	—	—%	(177)	(0.1)%	(691)	(0.4)%
Unrecognized tax benefits	1,142	3.2%	465	0.3%	4,092	2.5%
Other	(2,083)	(5.9)%	1,759	1.3%	(3,133)	(1.9)%
Total income tax provision	$30,058	85.3%	$30,797	22.7%	$45,718	27.9%

Deferred Taxes

The significant components of deferred income tax assets and liabilities are as follows (in thousands):

	June 30,
	2014	2013
Deferred income tax assets:
Accrued expenses not currently deductible	$13,373	$11,572
Depreciation and amortization	3,754	4,190
Net operating losses and tax credit carryforwards	61,972	25,509
Intangible assets	3,257	4,632
Foreign tax credits	24,150	28,941
Stock-based compensation	16,036	9,552
Pension	10,337	7,830
Other	23,602	7,591
	156,481	99,817
Less: Valuation allowances	(40,653)	(13,899)
Deferred income tax assets, net	115,828	85,918
Deferred income tax liabilities:
Intangible assets	128,455	34,302
Other	6,093	6,970
Deferred income tax liabilities	134,548	41,272
Net deferred income tax assets (liabilities)	$(18,720)	$44,646

Net Operating Losses, Tax Credit Carryforwards and Valuation Allowances

As of June 30, 2014, we have $104.1 million of U.S. federal net operating loss carryforwards that will begin to expire in 2033, $73.4 million of U.S. state net operating loss carryforwards that will begin to expire in 2014, and $93.7 million of foreign net operating loss carryforwards that will begin to expire in 2014. We also have $3.2 million of U.S. federal and $2.5 million of U.S. state research and development tax credit carryforwards that will begin to expire in 2021, and $32.3 million of foreign tax credit carryforwards that will begin to expire in 2016. Utilization of our U.S. federal and state net operating losses and U.S. federal and state tax credit carryforwards may be subject to annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

Of the $36.4 million deferred tax asset related to our federal net operating loss carryforwards, $2.4 million is excluded from deferred income tax assets and liabilities as that amount relates to excess tax benefits of stock based compensation deduction for which a tax benefit has not yet been realized, as described below. In addition, $6.1 million related to the foreign tax credit carryforward, $0.6 million related to the U.S. federal research and development tax credit carryforward, and $0.4 million related to the U.S. state research and development tax credit carryforward are excluded from deferred income tax assets and liabilities as those amounts also relate to excess tax benefits on stock-based compensation deductions for which a tax benefit has not yet been realized.

We have not recorded excess tax benefits of $9.5 million as of June 30, 2014 from excess stock-based compensation deductions for which a benefit has not yet been realized. Excess tax benefits represent stock compensation deductions in excess of expenses recognized for financial reporting purposes and are realized when they reduce taxes payable, as determined using a “with and without” method.

We have recorded valuation allowances for deferred tax assets of $40.7 million and $13.9 million at June 30, 2014 and 2013, respectively.

As of June 30, 2014, management concluded that it was not more-likely-than-not that all of our U.S. net deferred tax assets will be realized in accordance with U.S. GAAP. Accordingly, we established a valuation allowance against our U.S. net deferred tax assets of $24.8 million due to the limitation in our ability to utilize foreign tax credit carryforwards prior to the expiration of the carryforward periods.

Unremitted Earnings

We consider the undistributed earnings of our foreign subsidiaries as of June 30, 2014 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. Our undistributed earnings in significant jurisdictions were approximately $936.1 million as of June 30, 2014. If we distributed those earnings in the form of dividends or otherwise, we could be subject to both U.S. income taxes and withholding taxes payable to various foreign countries. It is currently not practicable to compute the residual taxes due on such earnings.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows (in thousands):

	Fiscal Years Ended June 30,
	2014	2013	2012
Gross unrecognized tax benefits balance at beginning of period	$12,500	$9,599	$6,218
Increase related to prior year tax positions	127	236	1,588
Decrease related to prior year tax positions	(401)	(509)	—
Increase related to current year tax positions	2,217	3,825	1,981
Decrease related to settlements	(384)	(96)	—
Decrease related to lapse of statute of limitations	(824)	(555)	(188)
Gross unrecognized tax benefits balance at end of period	$13,235	$12,500	9,599

Of the unrecognized tax benefits reflected above, the amounts that, if recognized, would impact the effective tax rate were $13.4 million, $12.7 million and $9.9 million for fiscal years 2014, 2013 and 2012, respectively. The amount of unrecognized tax benefits expected to be recognized in the next twelve months is not significant.

We recognize accrued interest and penalties, if incurred, related to unrecognized tax benefits as a component of income tax expense. We had approximately $1.2 million, $1.1 million and $1.2 million of accrued interest expense and penalties related to unrecognized tax benefits for fiscal years 2014, 2013 and 2012, respectively.

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

15.	Contractual Commitments and Contingencies

Leases and Other Contractual Commitments

We lease office space and equipment under various operating and capital leases. Additionally, we have contractual obligations under software license agreements and other purchase commitments. Total expense incurred under these agreements was approximately $18.0 million, $14.0 million and $13.4 million for the fiscal years 2014, 2013 and 2012, respectively. Obligations under capital leases totaled $0.2 million as of June 30, 2014 and 2013, respectively.

Future minimum contractual commitments at June 30, 2014 are as follows (in thousands):

2015	$15,814
2016	12,646
2017	10,096
2018	8,280
2019	5,729
Thereafter	2,705
Total	$55,270

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

Our chief operating decision maker is our Chief Executive Officer. We evaluate the performance of our reportable segments based on revenues, income before provision for income taxes and adjusted EBITDA, a non-GAAP financial measure that represents GAAP net income attributable to Solera Holdings, Inc. excluding interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, restructuring charges, asset impairments and other costs associated with exit and disposal activities, acquisition and related costs, litigation related expenses and other (income) expense, net. We do not allocate certain costs to reportable segments, including costs related to our financing activities, business development and oversight, and tax, audit and other professional fees, to our reportable segments. Instead, we manage these costs at the Corporate level.

(in thousands)	EMEA	Americas	Corporate	Total
Fiscal Year Ended June 30, 2014
Revenues	$517,751	$469,508	$—	$987,259
Income (loss) before provision for income taxes	188,196	111,634	(264,604)	35,226
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	46,198	75,531	554	122,283
Interest expense	91	209	107,122	107,422
Other (income) expense, net	1,586	(615)	63,020	63,991
Total assets at end of period	1,328,348	1,556,323	515,415	3,400,086
Capital expenditures	17,609	16,765	—	34,374
Fiscal Year Ended June 30, 2013
Revenues	$471,182	$366,921	$—	$838,103
Income (loss) before provision for income taxes	170,003	115,114	(149,277)	135,840
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	47,541	55,359	339	103,239
Interest expense	67	—	69,444	69,511
Other (income) expense, net	614	147	1,099	1,860
Total assets at end of period	1,275,982	855,821	125,738	2,257,541
Capital expenditures	18,282	14,892	—	33,174
Fiscal Year Ended June 30, 2012
Revenues	$464,395	$325,812	$—	$790,207
Income (loss) before provision for income taxes	163,959	117,633	(117,488)	164,104
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	51,716	51,685	109	103,510
Interest expense	715	15	52,863	53,593
Other (income) expense, net	454	94	1,117	1,665
Total assets at end of period	1,150,287	738,725	262,804	2,151,816
Capital expenditures	20,541	9,149	—	29,690

Geographic Information

Geographic revenue information is based on the location of the customer. No single country other than the United States, the United Kingdom, and Germany accounted for 10% or more of our consolidated revenue and/or property and equipment.

(in thousands)	Europe *	United States	United Kingdom	Germany	All Other	Total
Revenues:
Fiscal Year Ended June 30, 2014	$289,790	$368,151	$116,334	$95,799	$117,185	$987,259
Fiscal Year Ended June 30, 2013	268,686	269,165	101,815	85,035	113,402	838,103
Fiscal Year Ended June 30, 2012	266,634	236,239	98,673	84,832	103,829	790,207
Property and equipment, net:
At June 30, 2014	22,954	26,460	15,810	6,909	4,844	76,977
At June 30, 2013	18,043	16,471	16,588	6,666	3,971	61,739
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

In November 2011, our Board of Directors approved a share repurchase program for up to a total of $180.0 million of our common stock through November 20, 2013. In October 2013, our Board of Directors approved a new share repurchase program, replacing the share repurchase program authorized in November 2011, for up to a total of $200.0 million of our common stock through November 10, 2015. Share repurchases are made from time to time, through an accelerated stock purchase agreement, in open market transactions at prevailing market prices or in privately negotiated transactions. The repurchase program does not require us to purchase any specific number or amount of shares, and the timing and amount of such purchases will be determined by management based upon market conditions and other factors. In addition, the program may be amended or terminated at the discretion of our Board of Directors. Through September 30, 2013, we repurchased approximately 2.9 million shares for $136.6 million under the share repurchase program that was authorized in November 2011. Through June 30, 2014, we have repurchased approximately 0.8 million shares for $52.8 million under the share repurchase program that was authorized in October 2013.

18.	Subsequent Events

On July 8, 2014, we acquired the claims-related business from the Sherwood Group of companies in the United Kingdom. We renamed the acquired business Valexa Technologies Limited and it is a leading provider of innovative exchanges, settlement platforms, and data analytics focused on the insurance industry in the United Kingdom, including car rental billing services and pet insurance claims.

On July 29, 2014, we completed our acquisition of the insurance and services division of Pittsburgh Glass Works, LLC for cash consideration of approximately $280 million. Due to the proximity of the acquisition closing date, completion of the purchase price allocation prior to the filing date of our Annual Report on Form 10-K was impracticable.

On August 26, 2014, we announced that our Board of Directors approved the payment of a cash dividend of $0.195 per share of outstanding common stock and per outstanding restricted stock unit. The Board of Directors also approved a quarterly stock dividend equivalent of $0.195 per outstanding restricted stock unit granted to certain of our executive officers since fiscal year 2011 in lieu of the cash dividend, which dividend equivalent will be paid to the restricted stock unit holders as the restricted stock unit vests. The dividends are payable on September 23, 2014 to stockholders and restricted stock unit holders of record at the close of business on September 9, 2014. Any determination to pay dividends in future periods will be at the discretion of our Board of Directors.

19.	Quarterly Financial Results (Unaudited)

Summarized unaudited quarterly results of operations for the fiscal years ended June 30, 2014 and 2013 are as follows (amounts in thousands, except per share data):

Fiscal Year Ended June 30, 2014 (1)(2)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$218,028	$238,915	$262,416	$267,900
Cost of revenues (excluding depreciation and amortization)	69,323	76,394	82,618	84,662
Net income (loss) attributable to Solera Holdings, Inc. (4)	13,691	(51,053)	19,893	8,759
Net income (loss) attributable to Solera Holdings Inc. per common share (4):
Basic	$0.20	$(0.74)	$0.29	$0.13
Diluted	$0.20	$(0.74)	$0.28	$0.13
Fiscal Year Ended June 30, 2013 (1)(3)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$195,719	$209,232	$214,625	$218,527
Cost of revenues (excluding depreciation and amortization)	60,197	65,645	66,837	67,852
Net income attributable to Solera Holdings, Inc. (5)	33,641	19,768	21,476	18,999
Net income attributable to Solera Holdings Inc. per common share (5):
Basic	$0.49	$0.28	$0.31	$0.27
Diluted	$0.48	$0.28	$0.31	$0.27

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

(2)
The results of operations of Pusula Otomotiv Danýþmanlik Ekspertiz Hizmetleri Anonim Þirketi, Servicios Informaticos Serinfo S.A., SRS, Distribution Services Technologies, Inc, AutoPoint, Autosoft S.r.l., and sachcontrol AG, acquired in fiscal year 2014, are included from the respective dates of the acquisitions, which are not the first day of fiscal year 2014.

(3)
The results of operations of License Monitor, Inc., Title Technologies, Inc, Mensaelect S.A., CarweB Limited, HyperQuest, Inc., Eziworks Pty Ltd, and substantially all of the assets of PS Holdings, L.L.C., acquired in fiscal year 2013, are included from the respective dates of the acquisitions, which are not the first day of the applicable fiscal year.

(4)
Net income (loss) attributable to Solera Holdings, Inc. and net income (loss) attributable to Solera Holdings, Inc. per common share for the second quarter of fiscal year 2014 reflects one-time charges associated with the redemption of our 2018 Senior Notes in November 2013 of $60.2 million.

(5)
Net income attributable to Solera Holdings, Inc. and net income attributable to Solera Holdings, Inc. per common share for the fourth quarter of fiscal year 2013 reflect a fiscal year-to-date reduction of pre-tax stock compensation expense of approximately $3.5 million related to performance share units with vesting contingent upon the achievement of certain performance conditions.

SOLERA HOLDINGS, INC.
Schedule II—Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Period	Net Additions Charged (Credited) to Expense	Deductions (1)	Other (2)	Balance at End of Period
Allowance for doubtful accounts:
Year Ended June 30, 2014	$3,005	$4,579	$(3,250)	764	$5,098
Year Ended June 30, 2013	$2,356	$3,371	$(2,912)	190	$3,005
Year Ended June 30, 2012	$2,769	$2,278	$(3,062)	371	$2,356

(1)	Deductions for allowance for doubtful accounts primarily consists of accounts receivable written-off, net of recoveries.

(2)	Represents balances acquired in connection with business combinations and changes in foreign currency.

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to Solera Holdings, Inc.’s Form S-1/A filed with the SEC on May 9, 2007).

3.2*	Amended and Restated By-laws of the Registrant (filed as Exhibit 3.1 to Solera Holdings, Inc.’s Form 8-K filed with the SEC on November 18, 2008).

4.1*	Specimen Common Stock Certificate (filed as Exhibit 4.1 to Solera Holdings, Inc.’s Form S-1/A filed with the SEC on May 9, 2007).

4.2*
Indenture, dated as of July 2, 2013, among Audatex North America, Inc., Solera Holdings, Inc., the other guarantors party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Solera Holdings, Inc.’s Form 8-K filed with the SEC on July 9, 2013).

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

4.6*
Supplemental Indenture, dated as of November 5, 2013, supplementing the Indenture, dated as of July 2, 2013, among Audatex North America, Inc., Solera Holdings, Inc., the other guarantors named therein and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Solera Holdings, Inc.’s Form 8-K filed with the SEC on November 5, 2013).

4.7*
Indenture, dated as of November 5, 2013, among Audatex North America, Inc., Solera Holdings, Inc., the other guarantors named therein and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to Solera Holdings, Inc.’s Form 8-K filed with the SEC on November 5, 2013).

4.8*
Supplemental Indenture, dated as of June 2, 2014, supplementing the Indenture, dated as of July 2, 2013, among Audatex North America, Inc., Solera Holdings, Inc., the other guarantors named therein and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Solera Holdings, Inc.’s Form 8-K filed with the SEC on June 2, 2014).

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

10.7*
Share Purchase Agreement among RAC plc, HPI Holding Limited and Solera Holdings, Inc. dated December 19, 2008 (filed as Exhibit 10.1 to Solera Holdings, Inc.’s Form 10-Q filed with the SEC on February 9, 2009).

10.8*
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

10.9*	Form of Restricted Stock Unit Grant Agreement, 2008 Omnibus Incentive Plan (filed as Exhibit 10.1 to Solera Holdings, Inc.'s Form 10-Q filed with the SEC on November 4, 2010).

10.10*	Form of Stock Option Agreement, 2008 Omnibus Incentive Plan (filed as Exhibit 10.2 to Solera Holdings, Inc.'s Form 10-Q filed with the SEC on November 4, 2010).

10.11*#	Non-Employee Director Compensation Program (filed as Exhibit 10.1 to Solera Holdings, Inc.'s Form 10-Q filed with the SEC on February 8, 2011).

10.12*
Purchase Agreement, dated as of April 23, 2011, among Claims Services Group, Inc., Solera Holdings, Inc., HireRight Solutions, Inc. and Altegrity, Inc. (filed as Exhibit 10.20 to Solera Holdings, Inc.’s Form 10-K filed with the SEC on August 26, 2011).

10.13*#	Executive Employment Agreement, dated June 6, 2011, between Solera Holdings, Inc. and Tony Aquila (filed as Exhibit 10.21 to Solera Holdings, Inc.’s Form 10-K filed with the SEC on August 26, 2011).

10.14*#
Purchase Agreement, dated as of April 23, 2011, among Claims Services Group, Inc., Solera Holdings, Inc., HireRight Solutions, Inc. and Altegrity, Inc. (filed as Exhibit 10.20 to Solera Holdings, Inc.’s Form 10-K filed with the SEC on August 26, 2011).

10.15*#	Form of Performance Share Unit Grant Agreement, 2008 Omnibus Incentive Plan (filed as Exhibit 99.1 to Solera Holdings, Inc.'s Form 8-K filed with the SEC on September 21, 2011).

10.16*
Facilities Use Agreement and Indemnification Agreement between Solera Holdings, Inc. and Aquila Family Ventures LLC, dated February 12, 2013 (filed as Exhibit 10.1 to Solera Holdings, Inc.'s Form 10-Q filed with the SEC on May 9, 2013).

10.17*#
Form of Stock Option Agreement with Time-Based Vesting entered into between Solera Holdings, Inc. and certain of its named executive officers in March 2013 (filed as Exhibit 10.2 to Solera Holdings, Inc.'s Form 10-Q filed with the SEC on May 9, 2013).

10.18*#
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

10.20*#
Executive Employment Agreement between Solera Holdings, Inc. and Abilio Gonzalez effective September 2012 (filed as Exhibit 10.2 to Solera Holdings, Inc.'s Form 10-Q filed with the SEC on November 6, 2012).

10.21*#
Executive Employment Agreement between Solera Holdings, Inc. and Jason Brady effective September 2012 (filed as Exhibit 10.3 to Solera Holdings, Inc.'s Form 10-Q filed with the SEC on November 6, 2012).

10.22*#	Solera Holdings, Inc. 2008 Omnibus Incentive Plan (filed as Appendix A to Solera Holdings, Inc.’s Definitive Proxy Statement filed with the SEC on October 4, 2013).

10.23*
Recapitalization Agreement, dated October 3, 2013, by and among Claims Services Group, Inc., WCAS SRS Co-Invesment, L.P, WCAS SRS Holdings, Inc., Service Repair Solutions, Inc., Welsh, Carson, Anderson & Stowe XI, L.P., and solely for the purposes of Section 7.14, Solera Holdings, Inc. (filed as Exhibit 10.1 to Solera Holdings, Inc.’s Form 10-Q filed with the SEC on February 10, 2014).

10.24*
Registration Rights Agreement, dated November 13, 2013, by and among SRS Investment Holdings, Inc., WCAS SRS Co-Investment, L.P., Claims Services Group, Inc., and other the parties set forth on the signature pages thereto from time to time (filed as Exhibit 10.2 to Solera Holdings, Inc.’s Form 10-Q filed with the SEC on February 10, 2014).

10.25*
Stockholders Agreement, dated November 13, 2013, by and among SRS Investment Holdings Inc., WCAS SRS Co-Investment, L.P., Claims Services Group, Inc., solely for the purposes set forth therein, Solera Holdings, Inc., solely for the purposes set forth therein, Audatex North America, Inc., and each other holder of Acquired Securities on or after the date of this Agreement (filed as Exhibit 10.3 to Solera Holdings, Inc.’s Form 10-Q filed with the SEC on February 10, 2014).

10.26*
Amendment to Facilities Use Agreement, dated December 26, 2013, by and between Aquila Family Ventures LLC, Chaparral Lane Investment, LLC and Solera Holdings, Inc. (filed as Exhibit 10.4 to Solera Holdings, Inc.’s Form 10-Q filed with the SEC on February 10, 2014).

10.27*#	Form of Indemnity Agreement (filed as Exhibit 10.1 to Solera Holding, Inc.’s Form 10-Q filed with the SEC on May 8, 2014).

10.28
Purchase and Sale Agreement, dated May 10, 2014, by and among LYNX Services, L.L.C., GTS Services, LLC, Pittsburgh Glass Works, LLC, Claims Services Group, Inc., and solely for purposes set forth therein, Solera Holdings, Inc.

10.29
Amendment No. 1 to Purchase and Sale Agreement, dated May 10, 2014, by and among LYNX Services, L.L.C., GTS Services, LLC, Pittsburgh Glass Works, LLC, Claims Services Group, Inc., and solely for purposes set forth therein, Solera Holdings, Inc.

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