Form 10-Q
period 2014-09-30
SOLERA HOLDINGS, INC
filed 2014-11-10
CIK 1324245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the issuer’s common stock as of November 3, 2014 was 68,226,756.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SOLERA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	September 30, 2014	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$500,957	$837,751
Accounts receivable, net of allowance for doubtful accounts of $4,932 and $5,098 at September 30, 2014 and June 30, 2014, respectively	154,884	153,150
Other receivables	21,154	23,002
Other current assets	32,664	35,594
Deferred income tax assets	31,338	8,184
Total current assets	740,997	1,057,681
Property and equipment, net	78,201	76,977
Goodwill	1,680,505	1,574,937
Intangible assets, net	729,646	584,756
Other noncurrent assets	19,008	13,012
Noncurrent deferred income tax assets	58,160	92,723
Total assets	$3,306,517	$3,400,086
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,577	$37,413
Accrued expenses and other current liabilities	220,185	216,828
Income taxes payable	6,529	15,179
Deferred income tax liabilities	5,545	13,332
Total current liabilities	281,836	282,752
Long-term debt	1,867,163	1,867,808
Other noncurrent liabilities	50,514	63,433
Noncurrent deferred income tax liabilities	109,857	106,295
Total liabilities	2,309,370	2,320,288
Redeemable noncontrolling interests	392,679	382,298
Stockholders’ equity:
Solera Holdings, Inc. stockholders’ equity:
Common shares, $0.01 par value: 150,000 shares authorized; 68,172 and 68,552 issued and outstanding as of September 30, 2014 and June 30, 2014, respectively	621,966	629,247
Retained earnings	44,440	71,417
Accumulated other comprehensive loss	(72,060)	(12,688)
Total Solera Holdings, Inc. stockholders’ equity	594,346	687,976
Noncontrolling interests	10,122	9,524
Total stockholders’ equity	604,468	697,500
Total liabilities and stockholders’ equity	$3,306,517	$3,400,086
See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2014	2013
Revenues	$280,083	$218,028
Cost of revenues:
Operating expenses	68,532	49,751
Systems development and programming costs	25,901	19,572
Total cost of revenues (excluding depreciation and amortization)	94,433	69,323
Selling, general and administrative expenses	71,773	54,721
Share-based compensation expense	10,104	10,386
Depreciation and amortization	37,998	25,103
Restructuring charges, asset impairments, and other costs associated with exit and disposal activities	2,258	391
Acquisition and related costs	11,352	11,195
Interest expense	27,632	26,929
Other expense, net	462	715
	256,012	198,763
Income before provision for income taxes	24,071	19,265
Income tax provision	7,499	2,696
Net income	16,572	16,569
Less: Net income attributable to noncontrolling interests	4,208	2,878
Net income attributable to Solera Holdings, Inc.	$12,364	$13,691
Net income attributable to Solera Holdings, Inc. per common share:
Basic	$0.18	$0.20
Diluted	$0.18	$0.20
Dividends paid per share	$0.195	$0.17
Weighted-average shares used in the calculation of net income attributable to Solera Holdings, Inc. per common share:
Basic	68,521	68,793
Diluted	69,037	69,182

See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2014	2013
Net income	$16,572	$16,569
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax benefit (expense) of $858 and $(414), respectively	(67,412)	32,843
Unrealized gains (losses) on derivative financial instruments, net of tax benefit (expense) of $2,004 and $(2,070), respectively	1,523	(2,261)
Total other comprehensive income (loss)	(65,889)	30,582
Total comprehensive income (loss)	(49,317)	47,151
Comprehensive income (loss) attributable to noncontrolling interests	(2,309)	6,372
Comprehensive income (loss) attributable to Solera Holdings, Inc.	$(47,008)	$40,779

See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$16,572	$16,569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,998	25,103
Provision for doubtful accounts	934	1,929
Share-based compensation expense	10,104	10,386
Deferred income tax expense (benefit)	413	(2,681)
Change in fair value of derivative financial instruments	(10,472)	(5,615)
Other	587	764
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
(Increase) decrease in accounts receivable	(5,172)	2,249
Decrease (increase) in other assets	(118)	(10,989)
Increase (decrease) in accounts payable	7,717	(2,367)
Increase in accrued expenses and other liabilities	5,132	48,646
Net cash provided by operating activities	63,695	83,994
Cash flows from investing activities:
Capital expenditures	(10,902)	(7,594)
Acquisitions and capitalization of intangible assets	(9,731)	(2,559)
Acquisitions of businesses, net of cash acquired and proceeds from sale of business	(306,504)	(9,932)
(Increase) decrease in restricted cash	(351)	47
Net cash used in investing activities	(327,488)	(20,038)
Cash flows from financing activities:
Proceeds from debt issuance, net of payments of debt issuance costs	—	846,040
Payment of contingent purchase consideration	(15,531)	(470)
Principal payments on financed asset acquisitions	(43)	(73)
Repayments of long-term debt	—	(289,309)
Cash dividends paid on common shares and participating securities	(13,490)	(11,800)
Cash dividends paid to noncontrolling interests	—	(2,535)
Repurchases of common stock	(30,306)	(5,136)
Proceeds from stock purchase plan and exercise of stock options	810	607
Net cash (used in) provided by financing activities	(58,560)	537,324
Effect of foreign currency exchange rate changes on cash and cash equivalents	(14,441)	3,712
Net change in cash and cash equivalents	(336,794)	604,992
Cash and cash equivalents, beginning of period	837,751	464,239
Cash and cash equivalents, end of period	$500,957	$1,069,231
Supplemental cash flow information:
Cash paid for interest	$—	$207
Cash paid for income taxes	$6,382	$7,542
Supplemental disclosure of non-cash investing and financing activities:
Capital assets financed	$1,373	$858
Accrued contingent purchase consideration	$11,946	$—

See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies

Description of Business

Solera Holdings, Inc. and subsidiaries (the “Company”, “Solera”, “we”, “us” or “our”) is a leading global provider of software and services to the automobile insurance claims processing and decision support industries. Our software and services help our customers: estimate the costs to repair damaged vehicles; determine pre-collision fair market values for vehicles damaged beyond repair; automate steps of the claims process; outsource steps of the claims process that insurance companies have historically performed internally; and monitor and manage their businesses through data reporting and analysis. We are active in over 70 countries and derive most of our revenues from our estimating and workflow software. Through our acquisitions of HPI, Ltd. (“HPI”) in December 2008 and AUTOonline GmbH In-formationssysteme (“AUTOonline”) in October 2009, we also provide used vehicle validation services in the United Kingdom and operate an eSalvage vehicle exchange platform in several European and Latin American countries as well as India. Through our acquisition of Explore Information Services, LLC (“Explore”) in June 2011, we also provide data and analytics services used by automotive property and casualty insurers in the United States (“U.S.”). In November 2013, we entered into the Service Repair Solutions, Inc. ("SRS") joint venture with Welsh, Carson, Anderson & Stowe ("WCAS") to provide solutions for the service, maintenance and repair market in the U.S. and Canada. Through our acquisition of the Insurance and Services Division of Pittsburgh Glass Works LLC (“I&S”) in July 2014, we also provide software and business management tools, third-party claims administration, first notice of loss and network management services to the U.S. auto and property repair industries, specializing in glass claims.

Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), and therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated financial statements for the periods presented reflect all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the fiscal year ended June 30, 2014, included in our Annual Report on Form 10-K filed with the SEC on August 29, 2014. Our operating results for the three month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for any future periods.

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

Reclassifications

Share-based compensation expense for the previously reported periods has been reclassified from selling, general and administrative expenses to a separate line item in the accompanying condensed consolidated statement of income to conform with the current period presentation.

Recently Adopted Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") Topic No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires an entity to present certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in balance sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU Topic No. 2013-11 does not affect the recognition or measurement of uncertain tax positions under ASC 740. We adopted ASU Topic No. 2013-11 in the first quarter of our fiscal year 2015. The adoption of ASU Topic No. 2013-11 did not impact our financial condition, results of operations or cash flows.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU Topic No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC Topic No. 605, Revenue Recognition, and most industry-specific guidance. This guidance primarily requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU Topic No. 2014-09 is effective for our fiscal year 2017.

In August 2014, the FASB issued ASU Topic No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. ASU Topic No. 2014-15 is effective for our fiscal year 2017.

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

The computation of basic and diluted net income attributable to Solera Holdings, Inc. per common share using the two-class method is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,
	2014	2013
Basic net income attributable to Solera Holdings, Inc. per common share:
Net income attributable to Solera Holdings, Inc.	$12,364	$13,691
Less: Dividends paid and undistributed earnings allocated to participating securities	(91)	(98)
Net income attributable to common shares – basic	$12,273	$13,593
Weighted-average number of common shares used to compute basic net income attributable to Solera Holdings, Inc. per common share	68,521	68,793
Basic net income attributable to Solera Holdings, Inc. per common share	$0.18	$0.20
Diluted net income attributable to Solera Holdings, Inc. per common share:
Net income attributable to Solera Holdings, Inc.	$12,364	$13,691
Less: Dividends paid and undistributed earnings allocated to participating securities	(91)	(98)
Net income attributable to common shares – diluted	$12,273	$13,593

Weighted-average number of common shares used to compute basic net income attributable to Solera Holdings, Inc. per common share	68,521	68,793
Dilutive effect of options to purchase common stock, restricted stock units and performance share units	516	389
Weighted-average number of common shares used to compute diluted net income attributable to Solera Holdings, Inc. per common share	69,037	69,182
Diluted net income attributable to Solera Holdings, Inc. per common share	$0.18	$0.20

The following securities that could potentially dilute earnings per share in the future are not included in the determination of diluted net income attributable to Solera Holdings, Inc. per common share (in thousands):

	Three Months Ended September 30,
	2014	2013
Antidilutive options to purchase common stock and restricted stock units	8	58

3.	Business Combinations

Acquisition of I&S

On July 29, 2014, we acquired 100% of the operating entities and other assets comprising I&S, for approximately $279.4 million in cash paid at closing. Operating under the brand names of LYNX Services, GTS Services, and GLAXIS, I&S is a leading provider of software and business management tools, third-party claims administration, first notice of loss and network management services to the U.S. auto and property repair industries, specializing in glass claims. The acquisition of I&S allows us to expand our relationship with insurance companies in the U.S. and abroad with workflow tools and third-party management services for glass, property, and collision claims as well as providing business management solutions to a broad network of auto repair and flat glass retailers. I&S has been included in our Americas segment. We have included the results of operations of I&S in our consolidated statements of income from the acquisition date. Revenues and net income earned by I&S were $11.0 million and $0.1 million, respectively, for the period from the acquisition date through September 30, 2014.

We have accounted for the acquisition of I&S under the acquisition method of accounting and, accordingly, the total purchase price has been allocated to the acquired tangible and identifiable intangible assets and assumed liabilities based on their estimated fair values on the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. Of the purchase price for I&S, we have preliminarily allocated $153.5 million to goodwill and $129.6 million to identifiable intangible assets. The goodwill recorded in the acquisition represents future enhancements to the software and database, future customer relationships and markets, and the workforce. All of the goodwill recorded in the I&S acquisition is expected to be tax deductible.

The following table summarizes the preliminary purchase price allocation for the acquisition of I&S (in thousands):

Goodwill	$153,451
Intangible assets	129,560
Accounts receivable	2,836
Other assets acquired	2,648
Accounts payable	(6,839)
Accrued expenses and other current liabilities	(2,240)
Total	$279,416

Identifiable intangible assets acquired from I&S were as follows:

	Value (in thousands)	Weighted Average Amortizable Life (in years)
Customer relationships	$76,240	19
Technology	31,670	15
Trademarks - indefinite-lived	21,650	indefinite
Total	$129,560

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

In connection with the acquisition of I&S, we incurred direct and incremental costs of $2.0 million, consisting of legal and professional fees, which are included in acquisition and related costs in our consolidated statements of income.

The following table presents the unaudited pro forma combined results of Solera and I&S as though the acquisition of I&S occurred at the beginning of fiscal year 2014. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had occurred at the beginning of fiscal year 2014. The unaudited pro forma financial information reflects all material, recurring adjustments directly attributable to the acquisition of I&S, including amortization of acquired intangible assets and any related tax effects. Amounts are in thousands, except per share data.

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
	(unaudited)
Revenues	$284,995	$232,659
Net income attributable to Solera Holdings, Inc.	14,582	15,131
Net income attributable to Solera Holdings, Inc. per common share—basic	0.21	0.22
Net income attributable to Solera Holdings, Inc. per common share—diluted	0.21	0.22

Other Acquisitions

In addition to I&S, we acquired one business during the three months ended September 30, 2014 for approximately $26.8 million in cash paid at closing and additional future cash payments of up to $11.9 million contingent upon the achievement of certain financial performance, product-related, integration and other objectives. This acquisition is immaterial. The purchase price allocation for this acquisition reflected in the accompanying consolidated balance sheet as of September 30, 2014 is preliminary.

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

Contingent Purchase Consideration

At September 30, 2014, the maximum aggregate amount of remaining contingent cash payments associated with our business combinations is $108.5 million which is payable through fiscal year 2018.

4.	Goodwill and Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30, 2014			June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortized intangible assets:
Internally developed software	$67,524	$(23,379)	$44,145	$60,330	$(22,349)	$37,981
Purchased customer relationships	601,747	(231,289)	370,458	518,483	(224,305)	294,178
Purchased trade names and trademarks	59,998	(30,456)	29,542	39,662	(30,766)	8,896
Purchased software and database technology	579,461	(376,312)	203,149	540,803	(381,478)	159,325
Other	5,598	(5,359)	239	6,021	(5,776)	245
	$1,314,328	$(666,795)	$647,533	$1,165,299	$(664,674)	$500,625
Intangible assets not subject to amortization:
Purchased trade names and trademarks with indefinite lives	82,113	—	82,113	84,131	—	84,131
	$1,396,441	$(666,795)	$729,646	$1,249,430	$(664,674)	$584,756

The following table summarizes the activity in goodwill for the three months ended September 30, 2014 (in thousands):

	Balance at Beginning of Period	Current Period Acquisitions	Other	Foreign Currency Translation Effect	Balance at End of Period
EMEA	$632,701	$3,017	$(4,917)	$(43,806)	$586,995
Americas	942,236	153,451	(623)	(1,554)	1,093,510
Total	$1,574,937	$156,468	$(5,540)	$(45,360)	$1,680,505

5.	Stockholders’ Equity and Redeemable Noncontrolling Interests

The following table summarizes the activity in stockholders’ equity and redeemable noncontrolling interests for the periods indicated (in thousands):

	Stockholders’ Equity Attributable to Solera Holdings, Inc.
	Common Shares
	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Solera Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at June 30, 2014	68,552	$629,247	$71,417	$(12,688)	$687,976	$9,524	$697,500	$382,298
Net income	—	—	12,364	—	12,364	1,217	13,581	2,991
Other comprehensive loss	—		—	(59,372)	(59,372)	(619)	(59,991)	(5,898)
Share-based compensation	—	10,104	—	—	10,104	—	10,104	—
Purchases of Solera Holdings, Inc. common shares(1)	(500)	(4,455)	(25,851)	—	(30,306)	—	(30,306)	—
Issuance of common shares under stock award plans, net	120	905	—	—	905	—	905	—
Dividends paid on common stock and participating securities	—	—	(13,490)	—	(13,490)	—	(13,490)	—
Acquisition of additional ownership interest in majority-owned subsidiary	—	(547)	—	—	(547)	—	(547)	—
Revaluation and additions to noncontrolling interests	—	(13,288)	—	—	(13,288)	—	(13,288)	13,288
Balance at September 30, 2014	68,172	$621,966	$44,440	$(72,060)	$594,346	$10,122	$604,468	$392,679

(1)
Please refer to Note 6 for further information on repurchases of our common stock. In accordance with ASC Topic No. 505-30-30, we have allocated the cost of the shares repurchased between paid-in capital and retained earnings based on the excess of the repurchase price over the stated value.

	Stockholders’ Equity Attributable to Solera Holdings, Inc.
	Common Shares
	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Solera Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at June 30, 2013	68,764	$602,613	$177,335	$(43,147)	$736,801	$11,438	$748,239	$84,737
Net income	—	—	13,691	—	13,691	1,180	14,871	1,697
Other comprehensive income	—	—	—	27,088	27,088	222	27,310	3,273
Share-based compensation	—	10,386	—	—	10,386	—	10,386	—
Purchases of Solera Holdings, Inc. common shares(1)	(100)	(840)	(4,296)	—	(5,136)	—	(5,136)	—
Issuance of common shares under stock award plans, net	122	(198)	—	—	(198)	—	(198)	—
Dividends paid on common stock and participating securities	—	—	(11,800)	—	(11,800)	—	(11,800)	—
Dividends paid to noncontrolling owners	—	—	—	—	—	(2,535)	(2,535)	—
Revaluation of and additions to noncontrolling interests	—	1,703	—	—	1,703	—	1,703	(1,703)
Balance at September 30, 2013	68,786	$613,664	$174,930	$(16,059)	$772,535	$10,305	$782,840	$88,004

(1)
Please refer to Note 6 for further information on repurchases of our common stock. In accordance with ASC Topic No. 505-30-30, we have allocated the cost of the shares repurchased between paid-in capital and retained earnings based on the excess of the repurchase price over the stated value.

6.	Share Repurchase Program

In October 2013, our Board of Directors approved a share repurchase program for up to a total of $200 million of our common stock through November 10, 2015. Share repurchases are made from time to time, through an accelerated stock purchase agreement, in open market transactions at prevailing market prices or in privately negotiated transactions. The repurchase program does not require us to purchase any specific number or amount of shares, and the timing and amount of such purchases will be determined by management based upon market conditions and other factors. In addition, the program may be amended or terminated at the discretion of our Board of Directors. Through September 30, 2014, we have repurchased approximately 1.3 million shares for $83.1 million under the share repurchase program.

7.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) during the three months ended September 30, 2014 and 2013 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Losses on Derivative Financial Instruments	Change in Funded Status of Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance at June 30, 2013	$(27,978)	$(3,754)	$(11,415)	$(43,147)
Other comprehensive income (loss) before reclassifications, net of tax	$29,347	$(7,874)	$—	$21,473
Amounts reclassified from accumulated other comprehensive income (loss)	$—	$5,615	$—	$5,615
Balance at September 30, 2013	$1,369	$(6,013)	$(11,415)	$(16,059)

Balance at June 30, 2014	$11,154	$(6,954)	$(16,888)	$(12,688)
Other comprehensive income (loss) before reclassifications, net of tax	(60,895)	12,008	—	(48,887)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(10,485)	—	(10,485)
Balance at September 30, 2014	$(49,741)	$(5,431)	$(16,888)	$(72,060)

8.	Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements Using:
	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value at September 30, 2014:
Cash and cash equivalents	$500,957	$500,957	$—	$—
Restricted cash (1)	1,445	1,445	—	—
Derivative financial instruments classified as assets (2)	1,395	—	1,395	—
Derivative financial instruments classified as liabilities (3)	2,895	—	2,895	—
Accrued contingent purchase consideration (3)	17,008	—	—	17,008
Redeemable noncontrolling interests	80,175	—	—	80,175
Fair value at June 30, 2014:
Cash and cash equivalents	$837,751	$837,751	$—	$—
Restricted cash (1)	317	317	—	—
Derivative financial instruments classified as liabilities (3)	13,898	—	13,898	—
Accrued contingent purchase consideration (3)	20,784	—	—	20,784
Redeemable noncontrolling interests	85,958	—	—	85,958

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

The following table summarizes the activity in accrued contingent purchase consideration which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

	Three Months Ended September 30,
	2014	2013
Balance at beginning of period	$20,784	$23,334
Current period acquisitions	11,946	—
Payments	(15,531)	(470)
Effect of foreign exchange	(191)	27
Balance at end of period	$17,008	$22,891

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

The discount rate used in the determination of the estimated fair value of the redeemable noncontrolling interests as of September 30, 2014 using the income approach ranged between 13.7% and 15.7%, with a weighted average discount rate of 13.8%, reflecting a market participant's perspective as a noncontrolling shareholder in a privately-held subsidiary. The long-term growth rate used in the determination of the estimated fair value of the redeemable noncontrolling interests as of September 30, 2014 using the income approach ranged between 3.0% and 4.0%, with a weighted average long-term growth rate of 3.9%.

The following table summarizes the activity in redeemable noncontrolling interests which are measured at fair value on a recurring basis solely using the income approach and using significant unobservable inputs (Level 3 inputs) (in thousands):

	Three Months Ended September 30,
	2014	2013
Balance at beginning of period	$85,958	$84,737
Net income attributable to redeemable noncontrolling interests	1,748	1,697
Change in fair value	(1,633)	(1,703)
Effect of foreign exchange	(5,898)	3,273
Balance at end of period	$80,175	$88,004

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

No assets or liabilities were required to be measured at fair value on a nonrecurring basis during the three months ended September 30, 2014.

Fair Value of Other Financial Instruments

The carrying amounts of certain of our financial instruments, including accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short-term nature. Based on the current quoted trading price of our senior unsecured notes (Level 1 inputs), we believe that the fair value of our senior unsecured notes is approximately $1.9 billion at September 30, 2014.

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

In order to hedge our exposure to variability in the Euro-denominated cash flows associated with an intercompany loan, we entered into a pay floating Euros / received floating U.S. dollar cross-currency swap in the aggregate notional amount of €26.3 million. We pay Euro floating coupon payments at 6-month EURIBOR plus 35 basis points and receive U.S. dollar floating coupon payments at 6-month LIBOR on the notional amount. The maturity date of the swap is June 15, 2018. The cross-currency swaps was not designated as a hedge at inception. We recognize the change in the fair value of the swap in other (income) expense, net in our consolidated statements of income.

We determined the estimated fair value of our derivatives using an income approach and standard valuation techniques that utilize market-based observable inputs including spot and forward interest and foreign currency exchange rates, volatilities and interest rate curves at observable intervals. Our estimate of fair value also considers the risk that the swap contracts will not be fulfilled.

The following table summarizes the fair value of our derivative financial instruments, which are included in other current assets, other noncurrent assets, accrued expenses and other current liabilities, and other noncurrent liabilities in the accompanying condensed consolidated balance sheets (in thousands):

	September 30, 2014	June 30, 2014
Derivative financial instruments classified as assets
Floating rate cross-currency swaps	1,395	—
Total	$1,395	$—

Derivative financial instruments classified as liabilities
Fixed rate cross-currency swaps	$2,895	$12,900
Floating rate cross-currency swaps	$—	$998
Total	$2,895	$13,898

The following table summarizes the effect of our derivative financial instruments designated as cash flow hedges on the consolidated statements of income (loss) and accumulated other comprehensive income (loss) (“AOCI”) for the three months ended September 30, 2014 and 2013 (in thousands).

Derivative Financial Instruments	Income (Loss) Recognized in AOCI on Derivatives (1)	Location of Income (Loss) Reclassified from AOCI into Income (1)	Income (Loss) Reclassified from AOCI into Income (1)	Location of Income (Loss) Recognized in Income on Derivatives (2)	Income (Loss) Recognized in Income on Derivatives (2)
Three Months Ended September 30, 2014
Fixed rate cross-currency swaps	$10,014	Interest Expense	$9	N/A	$—
		Other (Income) Expense, net	10,977	N/A	—
Total	$10,014		$10,986		$—
Three Months Ended September 30, 2013
Fixed rate cross-currency swaps	$5,508	Interest Expense	$(151)	N/A	$—
		Other (Income) Expense, net	(5,581)	N/A	—
U.S. dollar interest rate swaps	—	Interest Expense	(3)	Interest Expense	548
Euro interest rate swaps	—	Interest Expense	(3)	Interest Expense	(364)
Total	$5,508		$(5,738)		$184

(1)	Effective portion.

(2)	Ineffective portion and amount excluded from effectiveness testing.

During the three months ended September 30, 2014, we recognized a gain on the floating rate cross-currency swaps not designated as hedging instruments of $2.3 million, which is included in other (income) expense, net in our consolidated statements of income.

10.	Share-Based Compensation

Share-Based Award Activity

The following table summarizes restricted stock unit and performance share unit activity during the three months ended September 30, 2014:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Nonvested at June 30, 2014	837	$62.27
Granted	39	$61.21
Vested	(104)	$59.20
Forfeited	(129)	$57.55
Nonvested at September 30, 2014	643	$63.65

Each performance share unit represents the right to receive one share of our common stock based on our total stockholder return (“TSR”) and/or the achievement of certain financial performance targets during applicable performance periods. The number of shares reflected in the table above assumes the maximum number of performance share units will be earned.

The following table summarizes stock option activity during the three months ended September 30, 2014:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2014	4,264	$50.33
Granted	40	$59.79
Exercised	(34)	$41.12
Canceled	(41)	$53.32
Outstanding at September 30, 2014	4,229	$50.46	3.99	$29,885
Exercisable at September 30, 2014	1,625	$41.82	3.60	$24,089

Of the stock options outstanding at September 30, 2014, approximately 2.2 million are vested or expected to vest.

Cash received from the exercise of stock options was $1.2 million during the three months ended September 30, 2014. The intrinsic value of stock options exercised during the three months ended September 30, 2014 and 2013 totaled $0.7 million and $0.3 million, respectively.

Valuation of Share-Based Awards

We utilized the Black-Scholes option pricing model for estimating the grant date fair value of stock options with the following assumptions:

	Risk-Free Interest Rate	Expected Term (in years)	Weighted Average Expected Stock Price Volatility	Expected Dividend Yield	Weighted Average Per Share Grant Date Fair Value
Three Months Ended September 30, 2014	1.7%	4.5	24%	1.3%	$11.75
Three Months Ended September 30, 2013	1.7%	4.7	27%	1.3%	$11.27

We based the risk-free interest rates on the implied yield available on U.S. Treasury constant maturities in effect at the time of the grant with remaining terms equivalent to the respective expected terms of the options. Because we have a limited history of stock option exercises, we calculated the expected term of stock options as the average of the contractual term and the vesting period. We determined the expected volatility based on our historical stock price volatility over the expected term. The dividend yield is based on our quarterly dividend of $0.195 and $0.17 per share declared during the three months ended September 30, 2014 and 2013, respectively.

The weighted average grant date fair value of restricted stock units and performance share units granted during the three months ended September 30, 2014 and 2013, excluding performance share units that are earned based on our relative TSR, was $61.21 and $51.10, respectively, determined based on the market price of our common stock on the date of grant, which approximates the intrinsic value.

To estimate the grant date fair value of stock options and performance share units that are earned based on our relative TSR, we utilized a Monte-Carlo simulation model which simulates a range of our possible future stock prices and certain peer companies. Based on the Monte-Carlo simulation model, the grant date fair value of stock options and performance share units that are earned based on our relative TSR granted during the three months ended September 30, 2013 was $54.61 per share.

Share-Based Compensation Expense

Share-based compensation expense in the accompanying condensed consolidated statements of income, was $10.1 million and $10.4 million for the three months ended September 30, 2014 and 2013. At September 30, 2014, the estimated total remaining unamortized share-based compensation expense, net of forfeitures, was $45.5 million, which we expect to recognize over a weighted-average period of 2.5 years.

11.	Defined Benefit Pension Plans

Our foreign subsidiaries sponsor various defined benefit pension plans and individual defined benefit arrangements covering certain eligible employees. We base the benefits under these pension plans on years of service and compensation levels. Funding is limited to statutory requirements.

The components of net pension expense were as follows (in thousands):

	Three Months Ended September 30,
	2014	2013
Service cost — benefits earned during the period	$1,208	$1,016
Interest cost on projected benefits	708	844
Expected return on plan assets	(563)	(630)
Amortization of gain	317	199
Net pension expense	$1,670	$1,429

12. Provision For Income Taxes

We recorded an income tax provision of $7.5 million and $2.7 million for the three months ended September 30, 2014 and 2013, respectively. For the three months ended September 30, 2014, the expected tax provision derived from applying the U.S. federal statutory rate to our pre-tax income differed from our recorded income tax provision primarily due to the expiration of the CFC look-through rule causing foreign-sourced income to be currently taxable in the U.S., partially offset by earnings in jurisdictions with lower income tax rates which are indefinitely reinvested.

Gross unrecognized tax benefits as of September 30, 2014 and June 30, 2014 were $12.7 million and $13.2 million, respectively. No significant interest and penalties have been accrued during the three months ended September 30, 2014.

Pursuant to the terms of the acquisition agreements, the sellers in our business combinations have indemnified us for all tax liabilities related to the pre-acquisition periods. We are liable for any tax assessments for the post-acquisition periods for our U.S. and foreign jurisdictions.

As of each reporting date, management considers all evidence, both positive and negative, that could impact our view with regards to future realization of deferred tax assets. As of September 30, 2014 and June 30, 2014, we continue to maintain a valuation allowance on our U.S. deferred tax assets $24.8 million due to the limitation in our ability to utilize foreign tax credit carryforwards prior to the expiration of the carryforward periods.

In assessing the future realization of our U.S. deferred tax assets, all available evidence was considered, including our U.S. cumulative income or loss position over the 12 quarters ended September 30, 2014 which included recent increases to interest expense. The U.S. cumulative loss position reduced the weight given to subjective evidence such as projections for future growth. As of each reporting date, our management considers new evidence, both positive and negative, that could impact management’s view with regards to future realization of deferred tax assets. We believe that our estimate of future taxable income is reasonable but inherently uncertain, and if our current or future operations and investments generate taxable income different than the anticipated amounts or US tax law changes reduce income expected in the future, adjustments to the valuation allowance are possible.

13.	Segment and Geographic Information

We have aggregated our operating segments into two reportable segments: EMEA and Americas. Our EMEA reportable segment encompasses our operations in Europe, the Middle East, Africa, Asia and Australia. Our Americas reportable segment encompasses our operations in North, Central and South America.

Our chief operating decision maker is our Chief Executive Officer. We evaluate the performance of our reportable segments based on revenues, income before provision for income taxes and adjusted EBITDA, a non-U.S. GAAP financial measure that represents U.S. GAAP net income (loss) excluding interest expense, provision for income taxes, depreciation and amortization, share-based compensation expense, restructuring charges, asset impairments and other costs associated with exit and disposal activities, acquisition and related costs, litigation related expenses and other (income) expense, net. We do not allocate certain costs to reportable segments, including costs related to our financing activities, business development and oversight, and tax, audit and other professional fees, to our reportable segments. Instead, we manage these costs at the Corporate level.

(in thousands)	EMEA	Americas	Corporate	Total
Three Months Ended September 30, 2014
Revenues	$135,868	$144,215	$—	$280,083
Income (loss) before provision for income taxes	46,532	32,919	(55,380)	24,071
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	13,266	24,566	166	37,998
Interest expense	45	60	27,527	27,632
Capital expenditures	5,916	4,986	—	10,902
Total assets as of September 30, 2014	1,290,875	1,844,714	170,928	3,306,517
Total assets as of June 30, 2014	1,328,348	1,556,323	515,415	3,400,086
Three Months Ended September 30, 2013
Revenues	$121,963	$96,065	$—	$218,028
Income (loss) before provision for income taxes	47,760	23,842	(52,337)	19,265
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	10,786	14,206	111	25,103
Interest expense	14	—	26,915	26,929
Capital expenditures	4,317	3,277	—	7,594

Geographic revenue information is based on the location of the customer and was as follows for the periods presented (in thousands):

	Europe *	United States	United Kingdom	All Other	Total
Three Months Ended September 30, 2014	98,758	119,047	32,872	29,406	280,083
Three Months Ended September 30, 2013	91,083	71,512	26,871	28,562	218,028
*    Excludes the United Kingdom.

14.	Subsequent Events

On November 6, 2014, we announced that the Audit Committee of our Board of Directors approved the payment of a quarterly dividend of $0.195 per share of outstanding common stock and per outstanding restricted stock unit. The dividends are payable on December 3, 2014 to stockholders and restricted stock unit holders of record at the close of business on November 20, 2014.

On November 5, 2014, we entered into two cross-currency swaps: a pay floating U.S dollars / receive fixed U.S. dollars interest rate swap in the aggregate notional amount of $400.0 million and a pay fixed Euro / receive fixed U.S. dollars cross-currency swap in the aggregate notional amount of €401.6 million.  The maturity date of both swaps is June 15, 2021.  These interest rate swaps were not designated as hedges at inception.

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

The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2014 filed with the SEC on August 29, 2014. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

All percentage amounts and ratios were calculated using the underlying data in whole dollars and may reflect rounding adjustments. Operating results for the three months ended September 30, 2014 are not necessarily indicative of the results that may be expected for any future period. We describe the effects on our results that are attributed to changes in foreign currency exchange rates as constant currency which we measure by converting the current period results into U.S. dollars at the average rates in effect for the same period from the prior year.

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

We help our customers:

•	estimate the costs to repair damaged vehicles and determine pre-collision fair market values for damaged vehicles for which the repair costs exceed the vehicles’ value;

•	automate and outsource steps of the claims process that insurance companies have historically performed internally;

•	diagnose and repair vehicle mechanical problems; and

•	improve their ability to monitor and manage their businesses through data reporting and analysis.

We serve over 165,000 customers and are active in over 70 countries across six continents with approximately 4,600 employees. Our customers include more than 4,000 automobile insurance companies, 60,500 collision repair facilities, 12,500 independent assessors, 44,500 service, maintenance and repair facilities and 43,500 automotive recyclers, auto dealers and others. We derive revenues from many of the world’s largest automobile insurance companies, including the ten largest automobile insurance companies in Europe and eight of the ten largest automobile insurance companies in North America.

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

The table below sets forth our revenues by reportable segment and as a percentage of our total revenues for the periods indicated (dollars in millions):

	Three Months Ended September 30,
	2014		2013
EMEA	$135.9	48.5%	$122.0	56.0%
Americas	144.2	51.5	96.0	44.0
Total	$280.1	100.0%	$218.0	100.0%

For the three months ended September 30, 2014, the United States and the United Kingdom were the only countries that individually represented more than 10% of our total revenues.

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

Depreciation and amortization

Depreciation includes depreciation attributable to buildings, leasehold improvements, data processing and computer equipment, purchased software, and furniture and fixtures. Amortization includes amortization attributable to software developed or obtained for internal use and intangible assets acquired in business combinations, particularly our acquisitions of Explore, SRS and I&S.

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

Other (income) expense, net

Other (income) expense, net consists of foreign exchange gains and losses on notes receivable and notes payable to affiliates, changes in the fair value of derivative instruments, investment income and other miscellaneous income and expense.

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

Foreign currency. During the three months ended September 30, 2014 and 2013, we generated approximately 57% and 67%, respectively, of our revenues and incurred a majority of our costs, in currencies other than the U.S. dollar, primarily the Euro. We translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period for our consolidated statement of income and certain components of stockholders’ equity and the exchange rate at the end of that period for the consolidated balance sheet. These translations resulted in foreign currency translation adjustments of $(60.9) million and $29.3 million for the three months ended September 30, 2014 and 2013, respectively, which are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction losses (gains) recognized in our consolidated statements of income were $2.8 million and $(4.5) million during the three months ended September 30, 2014 and 2013, respectively.

Exchange rates between most of the major foreign currencies we use to transact our business and the U.S. dollar have fluctuated significantly over the last few years and we expect that they will continue to fluctuate during fiscal year 2015. The majority of our revenues and costs are denominated in Euros, Pound Sterling, Swiss francs, Canadian dollars and other foreign currencies. The following table provides the average quarterly exchange rates for the Euro and Pound Sterling since the beginning of fiscal year 2014:

Period	Average Euro-to-U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2013	$1.32	$1.55
Quarter ended December 31, 2013	1.36	1.62
Quarter ended March 31, 2014	1.37	1.65
Quarter ended June 30, 2014	1.37	1.68
Quarter ended September 30, 2014	1.33	1.67

During the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, the U.S. dollar weakened against most major foreign currencies we use to transact our business. The average U.S. dollar weakened versus the Euro by 0.1% and the Pound Sterling by 7.7%, which increased our revenues and expenses for the three months ended September 30, 2014. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in an increase or decrease, as the case may be, to our revenues of $8.1 million during the three months ended September 30, 2014.

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

•
Automobile usage—number of miles driven. Several factors can influence miles driven including gasoline prices and economic conditions. According to industry sources, miles driven in the United States increased 0.6% from January through August of calendar year 2014 compared to the same period in prior year. Fewer miles driven can result in fewer automobile accidents, which can reduce the transaction-based fees that we generate.

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

Share-based compensation expense. We incurred pre-tax, non-cash share-based compensation charges of $10.1 million and $10.4 million for the three months ended September 30, 2014 and 2013, respectively. We expect to recognize additional pre-tax, non-cash share-based compensation charges related to share-based awards outstanding at September 30, 2014. The estimated total remaining unamortized share-based compensation expense, net of forfeitures, was $45.5 million, which we expect to recognize over a weighted-average period of 2.5 years.

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

Results of Operations

Our results of operations include the results of operations of acquired companies from the date of the respective acquisitions.

The table below sets forth statement of income data, including the amount and percentage changes for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2014	2013	Change
	$	$	$	%
Revenues	280,083	218,028	62,055	28.5
Cost of revenues:
Operating expenses	68,532	49,751	18,781	37.7
Systems development and programming costs	25,901	19,572	6,329	32.3
Total cost of revenues (excluding depreciation and amortization)	94,433	69,323	25,110	36.2
Selling, general & administrative expenses	71,773	54,721	17,052	31.2
Share-based compensation expense	10,104	10,386	(282)	(2.7)
Depreciation and amortization	37,998	25,103	12,895	51.4
Restructuring charges, asset impairments and other costs associated with exit and disposal activities	2,258	391	1,867	477.5
Acquisition and related costs	11,352	11,195	157	1.4
Interest expense	27,632	26,929	703	2.6
Other expense, net	462	715	(253)	(35.4)
	256,012	198,763	57,249	28.8
Income before provision for income taxes	24,071	19,265	4,806	24.9
Income tax provision	7,499	2,696	4,803	178.2
Net income	16,572	16,569	3	—
Less: Net income attributable to noncontrolling interests	4,208	2,878	1,330	46.2
Net income attributable to Solera Holdings, Inc.	12,364	13,691	(1,327)	(9.7)

The table below sets forth our statement of income data expressed as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,
	2014	2013
Revenues	100.0%	100.0%
Cost of revenues:
Operating expenses	24.5	22.8
Systems development and programming costs	9.2	9.0
Total cost of revenues (excluding depreciation and amortization)	33.7	31.8
Selling, general & administrative expenses	25.6	25.1
Share-based compensation expense	3.6	4.8
Depreciation and amortization	13.6	11.5
Restructuring charges, asset impairments and other costs associated with exit and disposal activities	0.8	0.2
Acquisition and related costs	4.1	5.1
Interest expense	9.9	12.4
Other expense, net	0.2	0.3
	91.4	91.2
Income before provision for income taxes	8.6	8.8
Income tax provision	2.7	1.2
Net income	5.9	7.6
Less: Net income attributable to noncontrolling interests	1.5	1.3
Net income attributable to Solera Holdings, Inc.	4.4%	6.3%

Revenues

Three Months Ended September 30, 2014 vs. Three Months Ended September 30, 2013. During the three months ended September 30, 2014, revenues increased $62.1 million, or 28.5%, and include revenues from SRS and I&S of $31.3 million and $11.0 million, respectively. On a constant currency basis and excluding revenues from SRS and I&S, revenues increased $18.9 million, or 8.7%, during the three months ended September 30, 2014.

Our EMEA revenues increased $13.9 million, or 11.4%, to $135.9 million. On a constant currency basis, EMEA revenues increased $12.5 million, or 10.2%, during the three months ended September 30, 2014 resulting from incremental revenue contributions from recently-acquired businesses, and growth in transaction revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

Our Americas revenues increased $48.2 million, or 50.1%, to $144.2 million and include revenues from SRS and I&S of $31.3 million and $11.0 million, respectively. On a constant currency basis and excluding revenues from SRS and I&S, Americas revenues increased $6.4 million, or 6.7%, during the three months ended September 30, 2014 resulting from growth in transaction and subscription revenues from sales to new customers and increased transaction volume from and sales of new software and services to new and existing customers.

Set forth below are revenues from each of our principal customer categories and as a percentage of revenues for the periods indicated (dollars in millions):

	Three Months Ended September 30,
	2014		2013
Insurance companies	$106.1	37.9%	$94.8	43.5%
Collision repair facilities	75.6	27.0	68.9	31.6
Independent assessors	19.5	6.9	19.8	9.1
Service, maintenance and repair facilities	31.3	11.2	—	—
Automotive recyclers, salvage, dealerships and others	47.6	17.0	34.5	15.8
Total	$280.1	100.0%	$218.0	100.0%

Revenue growth for each of our customer categories was as follows:

	Three Months Ended September 30, 2014
(dollars in millions)	Revenue Growth	Percentage Change
Insurance companies	$11.3	11.8%
Collision repair facilities	6.7	9.8
Independent assessors	(0.3)	(1.9)
Service, maintenance and repair facilities	31.3	100.0
Automotive recyclers, salvage, dealerships and others	13.1	38.3
Total	$62.1	28.5%

Revenues from service, maintenance and repair facilities represent revenue contributions from our acquisition of SRS. The increase in revenues from automotive recyclers, salvage, dealerships and others during the three months ended September 30, 2014 is primarily due to revenue contributions from recently-acquired businesses.

Operating expenses

Three Months Ended September 30, 2014 vs. Three Months Ended September 30, 2013. During the three months ended September 30, 2014, operating expenses increased $18.8 million, or 37.7%, and include operating expenses from SRS and I&S of $7.3 million and $6.2 million, respectively. On a constant currency basis and excluding operating expenses of SRS and I&S, operating expenses increased $4.9 million, or 9.9%, during the three months ended September 30, 2014 primarily due to an increase in operating expenses in our Americas segments.

Our EMEA operating expenses increased $0.7 million, or 3.0%. On a constant currency basis, EMEA operating expenses increased $0.4 million, or 1.5%, during the three months ended September 30, 2014 primarily due to increase in personnel related expenses and incremental operating expenses contributions from recently-acquired businesses, mainly personnel related expenses.

Our Americas operating expenses increased $18.2 million or 69.9%, and include operating expenses from SRS of $7.3 million and I&S of $6.2 million. On a constant currency basis and excluding operating expenses of SRS and I&S, Americas operating expenses increased $4.7 million, or 18.0%, during the three months ended September 30, 2014 primarily due to personnel related expenses and an increase in the costs of data purchased from state departments of motor vehicles consistent with the revenue growth in our AudaExplore re-underwriting business.

Systems development and programming costs

Three Months Ended September 30, 2014 vs. Three Months Ended September 30, 2013. During the three months ended September 30, 2014, systems development and programming costs (“SD&P”) increased $6.3 million, or 32.3%, and include SD&P from SRS and I&S of $2.8 million and $0.2 million, respectively. On a constant currency basis and excluding SD&P of SRS and I&S, SD&P increased $3.2 million, or 16.1%, during the three months ended September 30, 2014 primarily due to an increase in SD&P expenses in both our Americas and EMEA segments.

Our EMEA SD&P increased $2.8 million, or 25.9%. On a constant currency basis, EMEA SD&P increased $2.6 million, or 23.6%, during the three months ended September 30, 2014 primarily due to an increase in personnel expenses.

Our Americas SD&P increased $3.5 million, or 40.4%, and include SD&P from SRS and I&S of $2.8 million and $0.2 million, respectively. On a constant currency basis and excluding SD&P of SRS and I&S, Americas SD&P increased $0.6 million, or 6.6%, during the three months ended September 30, 2014 primarily due to incremental SD&P contributions from recently-acquired business other than SRS and I&S.

Selling, general and administrative expenses

Three Months Ended September 30, 2014 vs. Three Months Ended September 30, 2013. During the three months ended September 30, 2014, selling, general and administrative expenses (“SG&A”) increased $17.1 million, or 31.2%, and include SG&A from SRS and I&S of $7.1 million and $0.9 million, respectively. On a constant currency basis and excluding SG&A of SRS and I&S, SG&A increased $8.7 million, or 15.9%, primarily due to incremental SG&A contributions from recently-acquired businesses other than SRS and I&S of $2.5 million, a $6.7 million increase in personnel related expenses in our EMEA and Americas segments due to continued growth in our business and a $1.0 million increase in advertising costs offset by a decrease in other administrative expenses, including bad debt expense, of $1.5 million.

Notwithstanding the impact of fluctuations in the value of the U.S. dollar versus certain foreign currencies in which we transact business, we expect SG&A to continue to increase in the future in absolute dollars as we continue to expand our business into new markets, incur costs related to acquisitions and continue to incur costs associated with being a public company.

Share-based compensation expense

Three Months Ended September 30, 2014 vs. Three Months Ended September 30, 2013. During the three months ended September 30, 2014, share-based compensation expense decreased $0.3 million, or 2.7%. The decrease is primarily due to a decline in the stock compensation expense associated with performance-based equity awards since the stock compensation expense associated with these awards is recognized on an accelerated basis.

Depreciation and amortization

Three Months Ended September 30, 2014 vs. Three Months Ended September 30, 2013. During the three months ended September 30, 2014, depreciation and amortization increased by $12.9 million, or 51.4%, and include depreciation and amortization contributions from SRS and I&S of $7.7 million and $2.7 million, respectively. On a constant currency basis and excluding depreciation and amortization of SRS and I&S, depreciation and amortization increased $2.3 million, or 9.1% for the three months ended September 30, 2014 primarily due to incremental contributions from recently acquired businesses other than SRS and I&S, offset by the continued decrease in amortization expense related to the intangible assets acquired in the acquisition of Explore since these intangible assets are being amortized on an accelerated basis.

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

Restructuring charges, asset impairments and other costs associated with exit and disposal activities

Three Months Ended September 30, 2014 vs. Three Months Ended September 30, 2013. During the three months ended September 30, 2014 and 2013, we incurred restructuring charges, asset impairments and other costs associated with exit and disposal activities of $2.3 million and $0.4 million, respectively.

The restructuring charges, asset impairments and other costs associated with exit and disposal activities incurred during the three months ended September 30, 2014 and 2013, respectively, consist primarily of employee termination benefits related to ongoing restructuring initiatives.

We expect to incur additional restructuring charges in future years as we continue to undertake additional efforts to improve efficiencies in our business.

Acquisition and related costs

Three Months Ended September 30, 2014 vs. Three Months Ended September 30, 2013. We incurred acquisition and related costs of $11.4 million and $11.2 million, during the three months ended September 30, 2014 and 2013, respectively.

Acquisition and related costs incurred during the three months ended September 30, 2014 and 2013 consist primarily of contingent purchase consideration that is deemed compensatory in nature and other costs associated with completed acquisitions of $7.7 million and $8.6 million, respectively, and legal and professional fees incurred in connection with completed and contemplated business combinations of $3.7 million and $2.6 million, respectively.

We expect to incur additional acquisition and related costs in future years as we continue to pursue potential business combinations and asset acquisitions as part of our plan to grow our business.

Interest expense

Three Months Ended September 30, 2014 vs. Three Months Ended September 30, 2013. During the three months ended September 30, 2014, interest expense increased $0.7 million due to the increase in our total outstanding debt to approximately $1.9 billion resulting from the issuance of additional senior unsecured notes in fiscal year 2014.

We expect that our annual interest expense will increase in fiscal year 2015, as compared to fiscal year 2014, as a result of the issuance of additional unsecured notes in fiscal year 2014.

Other Expense, Net

Three Months Ended September 30, 2014 vs. Three Months Ended September 30, 2013. During the three months ended September 30, 2014, other expense, net decreased $0.3 million due primarily to the impact of fluctuations in foreign currency exchange rates on intercompany loans denominated in a currency other than the functional currency of the local company.

Income tax provision

Three Months Ended September 30, 2014 vs. Three Months Ended September 30, 2013. During the three months ended September 30, 2014 and 2013, we recorded an income tax provision of $7.5 million and $2.7 million, respectively. The increase in the income tax provision is due primarily to an increase in U.S.-sourced taxable income and the expiration of the CFC look-through rule causing foreign-sourced income to be currently taxable in the U.S.

Our income tax provision for the three months ended September 30, 2014 is not necessarily indicative of the effective tax rate that may be expected for fiscal year 2015.

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

As of each reporting date, management considers all evidence, both positive and negative, that could impact our view with regards to future realization of deferred tax assets. As of September 30, 2014 and June 30, 2014, we continue to maintain a valuation allowance on our U.S. deferred tax assets $24.8 million due to the limitation in our ability to utilize foreign tax credit carryforwards prior to the expiration of the carryforward periods.

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

Significant judgment is required to apply the recognition and measurement criteria prescribed in ASC Topic No. 740-10, Income Taxes. In addition, ASC Topic No. 740-10 applies to all income tax positions, including the potential recovery of previously paid taxes which, if settled unfavorably, could adversely impact our provision for income taxes or additional paid-in capital. We record unrecognized tax benefits as liabilities in accordance with ASC Topic No. 740 and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

Liquidity and Capital Resources

Our principal sources of cash include cash generated from operations and the proceeds from the issuance of the senior unsecured notes. Our principal uses of cash have been, and we expect them to continue to be, for business combinations, debt service, dividends, stock repurchases, capital expenditures and working capital.

As of September 30, 2014, we had cash and cash equivalents of $501.0 million. At September 30, 2014, our total current and long-term debt obligations were $1.9 billion, consisting of $1.5 billion related to our senior unsecured notes due 2021 (the “2021 Senior Notes”) and $340.0 million related to our senior unsecured notes due 2023 (the “2023 Senior Notes”).

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

The indentures governing the 2021 Senior Notes and the 2023 Senior Notes contain limited covenants, including those restricting our and our subsidiaries’ ability to incur certain liens, engage in sale and leaseback transactions and consolidate, merge with, or convey, transfer or lease substantially all of our or their assets to, another person, and, in the case of any of our subsidiaries that did not issue or guarantee such notes, incur indebtedness. We are in compliance with the specified covenants of the 2021 Senior Notes and the 2023 Senior Notes at September 30, 2014.

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

In order to hedge our exposure to variability in the Euro-denominated cash flows associated with an intercompany loan, we entered into a pay floating Euros / received floating U.S. dollar cross-currency swap in the aggregate notional amount of €26.3 million. We pay Euro floating coupon payments at 6-month EURIBOR plus 35 basis points and receive U.S. dollar floating coupon payments at 6-month LIBOR on the notional amount. The maturity date of the swap is June 15, 2018.

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

In connection with our acquisition of 50% equity ownership interest in SRS and its subsidiaries from WCAS, WCAS has the right to require that we purchase its equity ownership interest in SRS up to four times per year, subject to an annual cap of $250 million and a $25 million per exercise minimum (the “Annual Put Right”) at a price based on the TTM EBITDA. In addition, WCAS has additional rights to require that we purchase either half or all (depending on the triggering event) of their equity ownership interest of SRS at a price, subject to certain adjustments, equal to a specified multiple of WCAS's cost basis of such equity ownership interest (the “Special Put Right”). The triggering events for the Special Put Right include, among others, a drop in our corporate credit rating below certain specified levels or if SRS is required to become a guarantor of any of the indebtedness of Solera or its subsidiaries (other than SRS) or at any time beginning on August 1, 2018 and ending on the earlier of (x) December 31, 2018 and (y) the consummation of any Annual Put Right after August 1, 2018.

In October 2013, our Board of Directors approved a share repurchase program, replacing the share repurchase program for up to a total of $200 million of our common stock through November 10, 2015. Share repurchases are made from time to time, through an accelerated stock purchase agreement, in open market transactions at prevailing market prices or in privately negotiated transactions. The repurchase program does not require us to purchase any specific number or amount of shares, and the timing and amount of such purchases will be determined by management based upon market conditions and other factors. In addition, the program may be amended or terminated at the discretion of our Board of Directors. Through September 30, 2014, we have repurchased approximately 1.3 million shares for $83.1 million under the share repurchase program..

On September 23, 2014 we paid a quarterly cash dividend with a value of $0.195 per outstanding share of common stock and per outstanding restricted stock unit to our stockholders and restricted stock unit holders of record on September 9, 2014. The aggregate dividend payments for the three months ended September 30, 2014 was $13.5 million. On November 6, 2014, we announced that the Audit Committee of our Board of Directors approved the payment of a quarterly dividend of $0.195 per outstanding share of common stock and per outstanding restricted stock unit. The dividends are payable on December 3, 2014 to stockholders and restricted stock unit holders of record at the close of business on November 20, 2014. Any determination to pay dividends in future periods will be at the discretion of our Board of Directors. The indenture governing our senior unsecured notes include restrictions on our ability to pay dividends on our common stock.

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

We consider the undistributed earnings of our foreign subsidiaries as of September 30, 2014 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. At September 30, 2014, the amount of cash associated with permanently reinvested foreign earnings was approximately $278.9 million. We have not, nor do we anticipate the need to, repatriate funds to the U.S. in order to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements. If we were to repatriate such foreign earnings in the future, we would incur incremental U.S. federal and state income taxes. However, our intent is to continue to indefinitely reinvest our foreign earnings and our current plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations.

The following summarizes our primary sources and uses of cash in the periods presented (in millions):

	Three Months Ended September 30,
	2014	2013	Change
Operating activities	$63.7	$84.0	$(20.3)
Investing activities	(327.5)	(20.0)	(307.5)
Financing activities	(58.6)	537.3	(595.9)

Operating activities. The $20.3 million decrease in cash provided by operating activities was primarily attributable to increases in payments of contingent purchase consideration that is considered compensatory in nature and employee incentive compensation payments.

Investing activities. The $307.5 million increase in cash used in investing activities was primarily attributable to an increase in cash used to acquire businesses, primarily the $279.4 million paid to acquire I&S in July 2014, an increase in capital expenditures of $3.3 million and an increase in acquisitions and capitalization of intangible assets of $7.2 million.

Financing activities. The $595.9 million decrease in cash provided by financing activities is primarily attributable to the net proceeds from the issuance of the 2021 Senior Notes in the first quarter fiscal year 2014 of $556.7 million. Also contributing to the decrease is a $25.2 million increase in stock repurchases due to the adoption of a new share repurchase program in November 2013 and a $15.1 million increase in payments of contingent purchase consideration.

Off-Balance Sheet Arrangements and Related Party Transactions

As of September 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Certain minority stockholders of our international subsidiaries are also commercial purchasers and users of our software and services. Revenue transactions with all of the individual minority stockholders in the aggregate were less than 10% of our consolidated revenue for the three months ended September 30, 2014 and 2013, respectively, and aggregate accounts receivable from the minority stockholders represent less than 10% of consolidated accounts receivable at September 30, 2014 and June 30, 2014, respectively.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in our consolidated financial statements. On an ongoing basis, we evaluate estimates. We base our estimates on historical experiences and assumptions which we believe to be reasonable under the circumstances. These estimates form the basis for our judgments that affect the amounts reported in the consolidated financial statements. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 to our audited consolidated financial statements for the year ended June 30, 2014 and our critical accounting policies are more fully described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each of which are included in our Annual Report on Form 10-K for the year ended June 30, 2014 filed with the SEC on August 29, 2014. There have been no significant changes in our critical accounting policies and estimates during the three months ended September 30, 2014.

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

Exchange rates between most of the major foreign currencies we use to transact our business and the U.S. dollar have fluctuated significantly over the last few years and we expect that they will continue to fluctuate. The majority of our revenues and costs are denominated in Euros, Pound Sterling, Swiss francs, Canadian dollars and other foreign currencies. The following table provides the average quarterly exchange rates for the Euro and Pound Sterling since the beginning of fiscal year 2014:

Period	Average Euro-to-U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2013	$1.32	$1.55
Quarter ended December 31, 2013	1.36	1.62
Quarter ended March 31, 2014	1.37	1.65
Quarter ended June 30, 2014	1.37	1.68
Quarter ended September 30, 2014	1.33	1.67

During the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, the U.S. dollar weakened against most major foreign currencies we use to transact our business. The average U.S. dollar weakened versus the Euro by 0.1% and the Pound Sterling by 7.7%, which increased our revenues and expenses for the three months ended September 30, 2014. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in an increase or decrease, as the case may be, to our revenues of $8.1 million during the three ended September 30, 2014.

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

In order to hedge our exposure to variability in the Euro-denominated cash flows associated with an intercompany loan, we entered into a pay floating Euros / received floating U.S. dollar cross-currency swap in the aggregate notional amount of €26.3 million. This cross-currency swap was not designated as a hedge at inception. We recognize the change in the fair value of the swap in other (income) expense, net in our consolidated statements of income.

During the three months ended September 30, 2014 and 2013, we recognized net foreign currency transaction losses (gains) in our consolidated statements of income of $2.8 million and (4.5) million, respectively.

Interest Rate Risk

Our outstanding long-term debt as of September 30, 2014 consists entirely of senior unsecured notes that bear interest at a fixed interest rate. Accordingly, we are not subject to interest rate risk.

ITEM 4.	CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures and, based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

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

Changes in Internal Controls

We did not identify any changes in our internal control over financial reporting that occurred during the first quarter of fiscal year 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We derive a substantial portion of our revenues from sales to large insurance companies and collision repair facilities that have relationships with these insurance companies. During the three months ended September 30, 2014, we derived 15.1% of our revenues from our ten largest insurance company customers. The largest three of these customers accounted for 2.6%, 2.3%, and 2.0%, respectively, of our revenues during the three months ended September 30, 2014. A loss of one or more of these customers would result in a significant decrease in our revenues, including the business generated by collision repair facilities associated with those customers. Furthermore, many of our arrangements with European customers are terminable by them on short notice or at any time. In addition, disputes with customers may lead to delays in payments to us, terminations of agreements or litigation. Additional terminations or non-renewals of customer contracts or reductions in business from our large customers would harm our business, financial condition and results of operations.

Our industry is highly competitive, and our failure to compete effectively could result in a loss of customers and market share, which could harm our revenues and operating results.

The markets for our automobile insurance claims processing software and services are highly competitive. In the United
States, our principal competitors are CCC Information Services Group Inc. and Mitchell International Inc. In Europe, our principal competitors are EurotaxGlass’s Group, DAT GmbH and GT Motive Enisa Group. Mitchell International recently consummated a strategic relationship with GT Motive Einsa Group, including an equity investment. We also encounter regional or country-specific competition in the markets for automobile insurance claims processing software and services and our other products and services. For example Experian® is our principal competitor in the United Kingdom in the vehicle validation market, car.tv is our principal competitor in Germany in the online salvage vehicle disposition market and ChoicePoint is our principal competitor in the United States in the automobile reunderwriting solutions market. The principal competitors of SRS in the U.S. service, repair and maintenance software and solutions market are ALLDATA and the Mitchell1 repair manuals. The principal competitor of our I&S business is Safelife Solutions. If one or more of our competitors develop software or services that are superior to ours or are more effective in marketing their software or services, our market share could decrease, thereby reducing our revenues. In addition, if one or more of our competitors retain existing or attract new customers for which we have developed new software or services, we may not realize expected revenues from these new offerings, thereby reducing our profitability.

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

We derive most of our revenues, and incur most of our costs, in currencies other than the U.S. dollar, mainly the Euro. In our historical financial statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period for our consolidated statement of income and certain components of stockholders’ equity or the exchange rate at the end of that period for the consolidated balance sheet. These translations resulted in a net foreign currency translation adjustment of $(60.9) million and $29.3 million for the three months ended September 30, 2014 and 2013, respectively, which are recorded as a component of accumulated other comprehensive income (loss) in the stockholders' equity. Ongoing global economic conditions have impacted currency exchange rates.

Exchange rates between most of the major foreign currencies we use to transact our business and the U.S. dollar have fluctuated significantly over the last few years and we expect that they will continue to fluctuate. The majority of our revenues and costs are denominated in Euros, Pound Sterling, Swiss francs, Canadian dollars and other foreign currencies. The following table provides the average quarterly exchange rates for the Euro and Pound Sterling since the beginning of fiscal year 2014:

Period	Average Euro-to-U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2013	$1.32	$1.55
Quarter ended December 31, 2013	1.36	1.62
Quarter ended March 31, 2014	1.37	1.65
Quarter ended June 30, 2014	1.37	1.68
Quarter ended September 30, 2014	1.33	1.67

During the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, the U.S. dollar weakened against most major foreign currencies we use to transact our business. The average U.S. dollar weakened versus the Euro by 0.1% and the Pound Sterling by 7.7%, which increased our revenues and expenses for the three months ended September 30, 2014. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in an increase or decrease, as the case may be, to our revenues of $8.1 million during the three months ended September 30, 2014.

In order to hedge our exposure to variability in the Euro-denominated cash flows associated with two intercompany loans, we entered into two pay fixed Euros / received fixed U.S. dollar cross-currency swaps in the aggregate notional amount of €109.0 million. These cross-currency swaps were designated, at inception, as cash flow hedges of the intercompany loans. We report the effective portion of the gain or loss on these hedges as a component of accumulated other comprehensive income (loss) in stockholders' equity and reclassify these gain or loss into earnings when the hedged transaction affects earnings. Accordingly, any foreign exchange gains or losses recognized in our consolidated statements of income (loss) resulting from the periodic re-measurement of the intercompany loans into U.S. dollars is mitigated by an offsetting gain or loss, as the case may be, resulting from the change in the fair value of the swaps. To date, there has been no hedge ineffectiveness.

In order to hedge our exposure to variability in the Euro-denominated cash flows associated with an intercompany loan, we entered into a pay floating Euros / received floating U.S. dollar cross-currency swap in the aggregate notional amount of €26.3 million. This cross-currency swap was not designated as a hedge at inception. We recognize the change in the fair value of the swap in other (income) expense, net in our consolidated statements of income.

During the three months ended September 30, 2014 and 2013, we recognized net foreign currency transaction losses (gains) in our consolidated statements of income of $2.8 million and $(4.5) million, respectively.

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

•
Automobile Usage—Number of Miles Driven: Several factors can influence miles driven, including gasoline prices and economic conditions. According to industry sources, miles driven in the United States increased 0.6% from January through August of calendar year 2014 compared to the same period in prior year. For calendar year 2013, cumulative miles driven in the United States increased by 0.6% compared to miles driven in calendar year 2012. For calendar year 2012, cumulative miles driven in the United States increased by 0.6% compared to the same period in the prior year. For calendar year 2011, cumulative miles driven in the United States declined compared to the same period in the prior year. In calendar year 2010, the number of miles driven in the United States increased compared to calendar years 2009 and 2008. Fewer miles driven can result in fewer automobile accidents, which can reduce the transaction-based fees that we generate. Many of our markets around the world continue to experience or have recently experienced volatility. Accordingly, we cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide or in particular economic markets. These and other economic factors could have a material adverse effect on demand for or utilization of our products and on our financial condition and operating results.

We may engage in acquisitions, joint ventures, dispositions or similar transactions that could disrupt our operations, cause us to incur substantial expenses, result in dilution to our stockholders and harm our business or results of operations.

Our growth is dependent upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. We have addressed and will continue to address the need to introduce new products both through internal development and through acquisitions of other companies and technologies that would complement or extend our business or enhance our technological capability. In fiscal year 2014, we acquired six businesses, as well as 50% ownership interest in SRS. In fiscal year 2015 to date, we have acquired two businesses, including I&S.

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

Additionally, we may finance future acquisitions and acquisitions of additional interests in our SRS joint venture and/or additional joint ventures with cash from operations, additional indebtedness and/or the issuance of additional securities, any of which may impair the operation of our business or present additional risks, such as reduced liquidity, or increased interest expense. For example, we financed the purchase price for the Explore acquisition with a private offering of $450.0 million aggregate principal amount of senior unsecured notes, which resulted in a decrease of our ratio of earnings to fixed charges. We may also seek to restructure our business in the future by disposing of certain of our assets, which may harm our future operating results, divert significant managerial attention from our operations and/or require us to accept non-cash consideration, the market value of which may fluctuate. The ability of WCAS to require us to purchase its equity interests in our SRS joint venture is outside of our control and, as a result, we may be required to purchase such equity interests at a time in which we would otherwise want to use such funds for another purpose, including funding capital expenditures or other strategic initiatives.

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

We have a significant amount of indebtedness. As of September 30, 2014, our indebtedness, including current maturities, was $1.9 billion, which consists of $1.5 billion related to the 2021 Senior Notes and $340.0 million related to the 2023 Senior Notes.

During the three months ended September 30, 2014, our aggregate interest expense was $27.6 million. No cash was paid for interest during the three months ended September 30, 2014. As a result of our issuance of additional 2021 Senior Notes in

June 2014, we expect our interest expense and cash interest expense to increase in fiscal year 2015 as compared to fiscal year 2014.

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
Pursuant to agreements entered into prior to the CSG Acquisition, the noncontrolling stockholders of certain of our majority-owned subsidiaries have the right to require us to redeem their shares at the then fair market value. For financial statement reporting purposes, the estimated fair market value of these redeemable noncontrolling interests was $80.2 million at September 30, 2014.

We are active in over 70 countries, where we are subject to country-specific risks that could adversely impact our business and results of operations.

During the three months ended September 30, 2014, we generated approximately 57% of our revenues outside the U.S. and we expect revenues from non-U.S. markets to continue to represent a majority of our total revenues. Business and operations in individual countries are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, currency exchange controls and repatriation of earnings. Our results are also subject to the difficulties of coordinating our activities across over 70 different countries. Furthermore, our business strategy includes expansion of our operations into new and developing markets, which will require even greater international coordination, expose us to additional local government regulations and involve markets in which we do not have experience or established operations. In addition, our operations in each country are vulnerable to changes in socio-economic conditions and monetary and fiscal policies, intellectual property protection disputes, the settlement of legal disputes through foreign legal systems, the collection of receivables through foreign legal systems, exposure to possible expropriation or other governmental actions, unsettled political conditions, possible terrorist attacks and pandemic disease. These and other factors may harm our operations in those countries and therefore our business, financial condition and results of operations.

We have a large amount of goodwill and other intangible assets as a result of acquisitions. Our earnings will be harmed if we suffer an impairment of our goodwill or other intangible assets.

We have a large amount of goodwill and other intangible assets and are required to perform an annual, or in certain situations a more frequent, assessment for possible impairment for accounting purposes. At September 30, 2014, we had goodwill and other intangible assets of $2.4 billion, or approximately 73% of our total assets. If we do not achieve our planned operating results or other factors impair these assets, we may be required to incur a non-cash impairment charge. Any impairment charges in the future will adversely affect our results of operations.

We may incur significant restructuring and severance charges in future periods, which would harm our operating results and cash position or increase debt.

We incurred restructuring charges of $2.3 million and $0.4 million during the three months ended September 30, 2014 and 2013, respectively. These charges consist primarily of relocation and termination benefits paid or to be paid to employees, lease obligations associated with vacated facilities and other costs incurred related to our restructuring initiatives. As of September 30, 2014, our remaining restructuring and severance obligations associated with these restructuring initiatives were $1.2 million.

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

We believe that the brand identity we have developed and acquired has significantly contributed to the success of our business. We also believe that maintaining and enhancing our brands, such as Audatex, ABZ, Hollander, Informex, Sidexa, HPI, AUTOonline, Market Scan, IMS, Identifix, AutoPoint, LYNX Services and Explore, are critical to the expansion of our software and services to new customers in both existing and new markets. Maintaining and enhancing our brands may require us to make substantial investments and these investments may not be successful. If we fail to promote and maintain our brands or if we incur excessive expenses in this effort, our business, operating results and financial condition will be harmed. We anticipate that, as our markets become increasingly competitive, maintaining and enhancing our brands may become increasingly difficult and expensive. Maintaining and enhancing our brands will depend largely on our ability to be a technology innovator, to continue to provide high quality software and services and protect and defend our brand names and trademarks, which we may not do successfully. To date, we have not engaged in extensive direct brand promotion activities, and we may not successfully implement brand enhancement efforts in the future.

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

We have been and continue to be involved in legal proceedings, claims and other litigation that arise in the ordinary course of business. For example, we have been involved in disputes with collision repair facilities, acting individually and as a group in some situations that claim that we have colluded with our insurance company customers to depress the repair time estimates generated by our repair estimating software. We have also been involved in litigation alleging that we have colluded with our insurance company customers to cause the estimates of vehicle fair market value generated by our total loss estimation software to be unfairly low. On February 28, 2014, Solera, Explore, and Audatex North America, Inc. were each served with a civil complaint filed against them and another defendant by an insurance company third party claimant  in Minnesota state court.  The complaint seeks state-wide class action status for similarly situated claimants, claiming that the defendant’s methodology for determining the value of total loss vehicles violates Minnesota law.  We filed a motion to dismiss on April 18, 2014.  The complaint was subsequently removed to the U.S. District Court for the District of Minnesota and an amended complaint was filed on July 16, 2014. We and our co-defendant moved to dismiss the amended complaint and on October 31, 2014, the Court issued an order dismissing two of the three counts with prejudice and, of the remaining count, dismissing one claim with prejudice and one claim without prejudice. Furthermore, we are also subject to assertions by our customers and strategic partners that we have not complied with the terms of our agreements with them or that the agreements are not enforceable against them, some of which are the subject of pending litigation and any of which could in the future lead to arbitration or litigation. While we do not expect the outcome of any such pending or threatened litigation to have a material adverse effect on our financial position, litigation is unpredictable and excessive verdicts, both in the form of monetary damages and injunction, could occur. In the future, we could incur judgments or enter into settlements of claims that could harm our financial position and results of operations.

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

We began paying quarterly cash dividends to holders of our outstanding of common stock and restricted stock units in the quarter ended September 30, 2009. On November 6, 2014, we announced that the Audit Committee of our Board of Directors approved the payment of a quarterly dividend of $0.195 per outstanding share of common stock and per outstanding restricted stock unit. The dividends are payable on December 3, 2014 to stockholders and restricted stock unit holders of record at the close of business on November 20, 2014. Any determination to pay dividends in future periods will be at the discretion of our Board of Directors. Our ability to pay dividends to holders of our common stock and restricted stock units in future periods may be limited by restrictive covenants under the indenture for the senior unsecured notes. As a result, your only opportunity to achieve a return on your investment in us could be if the market price of our common stock appreciates and you sell your shares at a profit. We cannot assure you that the market price for our common stock will ever exceed the price that you pay.

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

In October 2013, our Board of Directors approved a share repurchase program for up to a total of $200 million of our common stock through November 10, 2015. Share repurchases are made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. The repurchase program does not require us to purchase any specific number or amount of shares, and the timing and amount of such purchases will be determined by management based upon market conditions and other factors. In addition, the program may be amended or terminated at the discretion of our Board of Directors. The following table provides the amount of shares repurchased under the repurchase program during each month to date (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
October 2013	—	$—	—	$200,000
November 2013	136	$64.73	136	$191,183
December 2013	14	$68.43	14	$190,236
January 2014	—	$—	—	$190,236
February 2014	250	$66.91	250	$173,503
March 2014	50	$66.74	50	$170,165
April 2014	—	$—	—	$170,165
May 2014	153	$66.45	153	$159,974
June 2014	195	$65.61	195	$147,171
July 2014	—	$—	—	$147,171
August 2014	35	$60.81	35	$145,051
September 2014	465	$60.58	465	$116,865
Total	1,298	$64.01	1,298	$116,865

ITEM 6.	EXHIBITS.

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tony Aquila, Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Renato Giger, Chief Financial Officer and Treasurer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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
November 7, 2014