Form 10-Q
period 2014-12-31
SOLERA HOLDINGS, INC
filed 2015-02-09
CIK 1324245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014

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

The number of shares outstanding of the issuer’s common stock as of February 3, 2015 was 67,195,335.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SOLERA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	December 31, 2014	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$393,037	$837,751
Accounts receivable, net of allowance for doubtful accounts of $5,082 and $5,098 at December 31, 2014 and June 30, 2014, respectively	152,418	153,150
Other receivables	21,566	23,002
Other current assets	50,606	35,594
Deferred income tax assets	31,846	8,184
Total current assets	649,473	1,057,681
Property and equipment, net	88,595	76,977
Goodwill	1,959,054	1,574,937
Intangible assets, net	872,521	584,756
Other noncurrent assets	20,202	13,012
Noncurrent deferred income tax assets	91,122	92,723
Total assets	$3,680,967	$3,400,086
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,376	$37,413
Accrued expenses and other current liabilities	213,286	216,828
Income taxes payable	24,129	15,179
Deferred income tax liabilities	4,568	13,332
Total current liabilities	289,359	282,752
Long-term debt	2,284,238	1,867,808
Other noncurrent liabilities	70,508	63,433
Noncurrent deferred income tax liabilities	137,185	106,295
Total liabilities	2,781,290	2,320,288
Redeemable noncontrolling interests	408,806	382,298
Stockholders’ equity:
Solera Holdings, Inc. stockholders’ equity:
Common shares, $0.01 par value: 150,000 shares authorized; 67,289 and 68,552 issued and outstanding as of December 31, 2014 and June 30, 2014, respectively	598,418	629,247
Retained earnings (accumulated deficit)	(7,448)	71,417
Accumulated other comprehensive loss	(108,960)	(12,688)
Total Solera Holdings, Inc. stockholders’ equity	482,010	687,976
Noncontrolling interests	8,861	9,524
Total stockholders’ equity	490,871	697,500
Total liabilities and stockholders’ equity	$3,680,967	$3,400,086
See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Revenues	$282,697	$238,915	$562,780	$456,943
Cost of revenues:
Operating expenses	72,437	54,758	140,969	104,509
Systems development and programming costs	25,480	21,636	51,382	41,208
Total cost of revenues (excluding depreciation and amortization)	97,917	76,394	192,351	145,717
Selling, general and administrative expenses (1)	75,591	71,087	157,467	136,194
Depreciation and amortization	39,368	29,594	77,366	54,697
Restructuring charges, asset impairments, and other costs associated with exit and disposal activities	633	720	2,890	1,111
Acquisition and related costs	11,458	6,288	22,810	17,483
Interest expense	28,961	28,531	56,593	55,460
Other expense, net	17,818	61,502	18,281	62,217
	271,746	274,116	527,758	472,879
Income (loss) before provision for income taxes	10,951	(35,201)	35,022	(15,936)
Income tax provision	1,753	12,513	9,252	15,209
Net income (loss)	9,198	(47,714)	25,770	(31,145)
Less: Net income attributable to noncontrolling interests	4,751	3,339	8,959	6,217
Net income (loss) attributable to Solera Holdings, Inc.	$4,447	$(51,053)	$16,811	$(37,362)
Net income (loss) attributable to Solera Holdings, Inc. per common share:
Basic	$0.06	$(0.74)	$0.24	$(0.54)
Diluted	$0.06	$(0.74)	$0.24	$(0.54)
Dividends paid per share	$0.195	$0.17	$0.39	$0.34
Weighted-average shares used in the calculation of net income (loss) attributable to Solera Holdings, Inc. per common share:
Basic	68,057	68,829	68,263	68,833
Diluted	68,397	68,829	68,691	68,833

(1) Includes share-based compensation expense of $4.2 million and $9.0 million for the three months ended December 31, 2014 and 2013, respectively, and $14.3 million and $19.4 million for the six months ended December 31, 2014 and 2013, respectively.

See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net income (loss)	$9,198	$(47,714)	$25,770	$(31,145)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of income tax benefit (expense) of $0, $(87), $858 and $(501), respectively	(42,076)	13,328	(109,488)	46,171
Unrealized gain (loss) on derivative financial instruments:
Unrealized gain (loss) on derivative financial instruments, net of income tax benefit (expense) of $(4,145), $(721), $8,613 and $4,038, respectively	7,029	(653)	19,037	(8,526)
Amounts reclassified out of accumulated other comprehensive income, net of income tax benefit (expense) of $3,401, $2,919, $(7,353) and $(3,911), respectively	(5,765)	2,643	(16,250)	8,257
Net change in unrealized gain (loss) on derivative financial instruments	1,264	1,990	2,787	(269)
Total other comprehensive income (loss)	(40,812)	15,318	(106,701)	45,902
Total comprehensive income (loss)	(31,614)	(32,396)	(80,931)	14,757
Comprehensive income (loss) attributable to noncontrolling interests	840	5,047	(1,469)	11,419
Comprehensive income (loss) attributable to Solera Holdings, Inc.	$(32,454)	$(37,443)	$(79,462)	$3,338

See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended December 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$25,770	$(31,145)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	77,366	54,697
Provision for doubtful accounts	2,181	2,753
Share-based compensation expense	14,312	19,398
Deferred income tax benefit	(1,513)	(3,693)
Change in fair value of derivative financial instruments	(16,250)	8,257
Loss on extinguishment of debt	—	63,328
Other	384	1,430
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Decrease in accounts receivable	35	11,130
(Increase) in other assets	(50,298)	(12,422)
Increase (decrease) in accounts payable	15	(3,975)
Increase in accrued expenses and other liabilities	27,867	17,324
Net cash provided by operating activities	79,869	127,082
Cash flows from investing activities:
Capital expenditures	(30,572)	(20,361)
Acquisitions and capitalization of intangible assets	(14,918)	(5,927)
Acquisitions of businesses, net of cash acquired and proceeds from sale of business	(757,642)	(325,822)
(Increase) decrease in restricted cash	(123)	250
Net cash used in investing activities	(803,255)	(351,860)
Cash flows from financing activities:
Proceeds from debt issuance, net of payments of debt issuance costs	416,327	1,701,433
Payment of contingent purchase consideration	(15,531)	(2,097)
Principal payments on financed asset acquisitions	(92)	(82)
Repayments of long-term debt	—	(1,197,691)
Cash dividends paid on common shares and participating securities	(26,927)	(23,625)
Cash dividends paid to noncontrolling interests	(1,954)	(4,695)
Repurchases of common stock	(82,751)	(14,899)
Proceeds from stock purchase plan and exercise of stock options	3,896	6,779
Net cash provided by financing activities	292,968	465,123
Effect of foreign currency exchange rate changes on cash and cash equivalents	(14,296)	6,354
Net change in cash and cash equivalents	(444,714)	246,699
Cash and cash equivalents, beginning of period	837,751	464,239
Cash and cash equivalents, end of period	$393,037	$710,938
Supplemental cash flow information:
Cash paid for interest	$60,963	$61,538
Cash paid for income taxes	$34,906	$23,621
Supplemental disclosure of non-cash investing and financing activities:
Capital assets financed	$1,342	$287
Accrued contingent purchase consideration	$11,973	$1,469

See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies

Description of Business

Solera Holdings, Inc. and subsidiaries (the “Company”, “Solera”, “we”, “us” or “our”) is a leading provider of risk and asset management software and services to the automotive and property marketplace, including the global "property and casualty" ("P&C") insurance industry. In addition to our global-leading position in collision repair and our U.S. based mechanical repair presence, we provide data driven productivity and decision support solutions to other aspects of vehicle ownership such as vehicle validation, driver violation monitoring, vehicle salvage and electronic titling. We are also expanding our core competencies of data, software and connectivity from the auto to the home. We are active in over 70 countries across six continents.

Through our acquisition of the Insurance and Services Division of Pittsburgh Glass Works LLC (“I&S”) in July 2014, we also provide software and business management tools, third-party claims administration, first notice of loss and network management services to the U.S. auto and property repair industries, specializing in glass claims. In addition, through our acquisition of CAP Automotive ("CAP") in November 2014, we provide valuation data and specification data for new and used vehicles in the United Kingdom.

Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), and therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated financial statements for the periods presented reflect all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the fiscal year ended June 30, 2014, included in our Annual Report on Form 10-K filed with the SEC on August 29, 2014. Our operating results for the three month period ended December 31, 2014 are not necessarily indicative of the results that may be expected for any future periods.

Principles of Consolidation

The unaudited condensed consolidated financial statements include our accounts and those of our wholly-owned and majority-owned subsidiaries, as well as Service Repair Solutions, Inc. ("SRS"). Our consolidated majority-owned subsidiaries include certain of our subsidiaries located in Belgium, France, Portugal, Spain and Mexico. All intercompany accounts and transactions have been eliminated in consolidation.

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

Reclassifications

Share-based compensation expense for the previously reported periods has been reclassified to selling, general and administrative expenses from a separate line item in the accompanying condensed consolidated statements of income (loss) to conform with the current period presentation.

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

2.	Net Income (Loss) Attributable to Solera Holdings, Inc. Per Common Share

Substantially all of our restricted stock units have the right to receive non-forfeitable dividends on an equal basis with common stock and therefore are considered participating securities that must be included in the calculation of net income (loss) per share using the two-class method. Under the two-class method, basic and diluted net income (loss) per share is determined by calculating net income (loss) per share for common stock and participating securities based on the cash dividends paid and participation rights in undistributed earnings. Diluted net income (loss) per share also considers the dilutive effect of in-the-money stock options and unvested restricted stock units and performance share units that have the right to receive forfeitable dividends, calculated using the treasury stock method. Under the treasury stock method, the amount of assumed proceeds from unexercised stock options and unvested restricted stock units includes the amount of compensation cost attributable to future services not yet recognized, proceeds from the exercise of the options, and any excess income tax benefit or liability.

The computation of basic and diluted net income (loss) attributable to Solera Holdings, Inc. per common share using the two-class method is as follows (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Basic net income (loss) attributable to Solera Holdings, Inc. per common share:
Net income (loss) attributable to Solera Holdings, Inc.	$4,447	$(51,053)	$16,811	$(37,362)
Less: Dividends paid and undistributed earnings allocated to participating securities	(133)	(79)	(224)	(176)
Net income (loss) attributable to common shares – basic	$4,314	$(51,132)	$16,587	$(37,538)
Weighted-average number of common shares used to compute basic net income (loss) attributable to Solera Holdings, Inc. per common share	68,057	68,829	68,263	68,833
Basic net income (loss) attributable to Solera Holdings, Inc. per common share	$0.06	$(0.74)	$0.24	$(0.54)
Diluted net income (loss) attributable to Solera Holdings, Inc. per common share:
Net income (loss) attributable to Solera Holdings, Inc.	$4,447	$(51,053)	$16,811	$(37,362)
Less: Dividends paid and undistributed earnings allocated to participating securities	(133)	—	(224)	—
Net income (loss) attributable to common shares – diluted	$4,314	$(51,053)	$16,587	$(37,362)

Weighted-average number of common shares used to compute basic net income (loss) attributable to Solera Holdings, Inc. per common share	68,057	68,829	68,263	68,833
Dilutive effect of options to purchase common stock, restricted stock units and performance share units	340	—	428	—
Weighted-average number of common shares used to compute diluted net income (loss) attributable to Solera Holdings, Inc. per common share	68,397	68,829	68,691	68,833
Diluted net income (loss) attributable to Solera Holdings, Inc. per common share	$0.06	$(0.74)	$0.24	$(0.54)

The following securities that could potentially dilute earnings per share in the future are not included in the determination of diluted net income attributable to Solera Holdings, Inc. per common share (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Antidilutive options to purchase common stock and restricted stock units	55	500	31	474

3.	Business Combinations

Acquisition of CAP

On November 19, 2014, we acquired 100% of the equity interests of CAP, for approximately £284.8 million ($449.7 million) in cash paid at closing. CAP is a leading provider of real-time, high-accuracy valuations and specifications for new and used vehicles in the United Kingdom. CAP's solutions provide pricing transparency for vehicle transactions and enable buyers and sellers of vehicles to make accurate pricing decisions. The acquisition of CAP creates the only United Kingdom-based enterprise with decision support data and software solutions spanning vehicle valuation, validation, collision and mechanical repair and total cost of ownership. We financed the acquisition of CAP through the issuance of additional senior unsecured notes (Note 9) as well as cash on hand. CAP has been assigned to our EMEA segment. We have included the results of operations of CAP in our consolidated statements of income from the acquisition date. Revenues and net income earned by CAP were $4.9 million and $1.7 million, respectively, for the period from the acquisition date through December 31, 2014.

We have accounted for the acquisition of CAP under the acquisition method of accounting and, accordingly, the total purchase price has been allocated to the acquired tangible and identifiable intangible assets and assumed liabilities based on their estimated fair values on the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. Of the purchase price for CAP, we have preliminarily allocated £186.3 million ($294.2 million) to goodwill and £122.7 million ($193.6 million) to identifiable intangible assets. The goodwill recorded in the acquisition represents future enhancements to the software and database, future customer relationships and markets, and the workforce. The goodwill recorded in the CAP acquisition is not expected to be tax deductible for U.S. federal income tax purposes.

The following table summarizes the preliminary purchase price allocation for the acquisition of CAP (in thousands):

Goodwill	$294,168
Intangible assets	193,640
Cash	4,606
Accounts receivable	9,352
Other assets acquired	2,876
Accounts payable and other current liabilities assumed	(5,585)
Deferred revenue	(16,925)
Deferred tax liabilities	$(32,476)
Total	$449,656

Identifiable intangible assets acquired from CAP were as follows:

	Value (in thousands)	Weighted Average Amortizable Life (in years)
Customer relationships	$78,365	19.8
Technology	58,900	10.0
Trademarks	56,375	Indefinite
Total	$193,640

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

In connection with the acquisition of CAP, we incurred direct and incremental costs of $4.2 million, consisting of legal and professional fees, which are included in acquisition and related costs in our consolidated statements of income.

The following table presents the unaudited pro forma combined results of Solera and CAP as though the acquisition of CAP occurred at the beginning of fiscal year 2014. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had occurred at the beginning of fiscal year 2014. The unaudited pro forma financial information reflects all material, recurring adjustments directly attributable to the acquisition of CAP, including amortization of acquired intangible assets, interest expense associated with the senior unsecured notes issued in November 2014 to finance our acquisition of CAP and any related tax effects. Amounts are in thousands, except per share data.

	Three Months Ended December 31, 2014	Three Months Ended December 31, 2013	Six Months Ended December 31, 2014	Six Months Ended December 31, 2013
	(unaudited)		(unaudited)
Revenues	$289,466	$247,929	$580,399	$474,575
Net income (loss) attributable to Solera Holdings, Inc.	3,780	(55,174)	11,603	(45,911)
Net income (loss) attributable to Solera Holdings, Inc. per common share—basic	0.05	(0.80)	0.17	(0.67)
Net income (loss) attributable to Solera Holdings, Inc. per common share—diluted	0.05	(0.80)	0.17	(0.67)

Acquisition of I&S

On July 29, 2014, we acquired 100% of the operating entities and other assets comprising I&S, for approximately $279.4 million in cash paid at closing. Operating under the brand names of LYNX Services, GTS Services, and GLAXIS, I&S is a leading provider of software and business management tools, third-party claims administration, first notice of loss and network management services to the U.S. auto and property repair industries, specializing in glass claims. The acquisition of I&S allows us to expand our relationship with insurance companies in the U.S. and abroad with workflow tools and third-party management services for glass, property, and collision claims as well as providing business management solutions to a broad network of auto repair and flat glass retailers. I&S has been included in our Americas segment. We have included the results of operations of I&S in our consolidated statements of income from the acquisition date. Revenues earned and net loss incurred by I&S were $25.2 million and $(1.3) million, respectively, for the period from the acquisition date through December 31, 2014.

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

The following table summarizes the preliminary purchase price allocation for the acquisition of I&S (in thousands):

Goodwill	$153,451
Intangible assets	129,560
Accounts receivable	2,836
Other assets acquired	2,648
Accounts payable	(6,839)
Accrued expenses and other current liabilities assumed	(2,240)
Total	$279,416

Identifiable intangible assets acquired from I&S were as follows:

	Value (in thousands)	Weighted Average Amortizable Life (in years)
Customer relationships	$76,240	19.2
Technology	31,670	15.0
Trademarks	21,650	Indefinite
Total	$129,560

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

	Three Months Ended December 31, 2014	Three Months Ended December 31, 2013	Six Months Ended December 31, 2014	Six Months Ended December 31, 2013
	(unaudited)		(unaudited)
Revenues	$282,697	$252,173	$567,692	$484,832
Net income (loss) attributable to Solera Holdings, Inc.	4,447	(50,719)	18,435	(36,269)
Net income (loss) attributable to Solera Holdings, Inc. per common share—basic	0.06	(0.74)	0.27	(0.53)
Net income (loss) attributable to Solera Holdings, Inc. per common share—diluted	0.06	(0.74)	0.27	(0.53)

Other Acquisitions

In addition to CAP and I&S, we acquired two businesses during the six months ended December 31, 2014 for approximately $27.5 million in cash paid at closing and additional future cash payments of up to $14.2 million contingent upon the achievement of certain financial performance, product-related, integration and other objectives. These acquisitions are immaterial, both individually and in the aggregate. The purchase price allocation for these acquisitions reflected in the accompanying consolidated balance sheet as of December 31, 2014 are preliminary.

During the six months ended December 31, 2013, we acquired four businesses for approximately $50.2 million in cash paid at closing and additional future cash payments of up to $31.2 million contingent upon the achievement of certain financial performance, product-related, integration and other objectives. The acquisitions completed during the six months ended December 31, 2013 were immaterial both individually and in the aggregate.

Contingent Purchase Consideration

At December 31, 2014, the maximum aggregate amount of remaining contingent cash payments associated with our business combinations is $105.6 million which is payable through fiscal year 2018.

4.	Goodwill and Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31, 2014			June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortized intangible assets:
Internally developed software	$70,944	$(24,922)	$46,022	$60,330	$(22,349)	$37,981
Purchased customer relationships	675,115	(241,357)	433,758	518,483	(224,305)	294,178
Purchased trade names and trademarks	37,592	(30,513)	7,079	39,662	(30,766)	8,896
Purchased software and database technology	606,139	(378,610)	227,529	540,803	(381,478)	159,325
Other	5,424	(5,114)	310	6,021	(5,776)	245
	$1,395,214	$(680,516)	$714,698	$1,165,299	$(664,674)	$500,625
Intangible assets not subject to amortization:
Purchased trade names and trademarks with indefinite lives	157,823	—	157,823	84,131	—	84,131
	$1,553,037	$(680,516)	$872,521	$1,249,430	$(664,674)	$584,756

The following table summarizes the activity in goodwill for the six months ended December 31, 2014 (in thousands):

	Balance at Beginning of Period	Current Period Acquisitions	Other	Foreign Currency Translation Effect	Balance at End of Period
EMEA	$632,701	$310,010	$(2,716)	$(73,340)	$866,655
Americas	942,236	153,451	(623)	(2,665)	1,092,399
Total	$1,574,937	$463,461	$(3,339)	$(76,005)	$1,959,054

5.	Stockholders’ Equity and Redeemable Noncontrolling Interests

The following table summarizes the activity in stockholders’ equity and redeemable noncontrolling interests for the periods indicated (in thousands):

	Stockholders’ Equity Attributable to Solera Holdings, Inc.
	Common Shares
	Shares	Amount	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Solera Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at June 30, 2014	68,552	$629,247	$71,417	$(12,688)	$687,976	$9,524	$697,500	$382,298
Net income	—	—	16,811	—	16,811	2,549	19,360	6,409
Other comprehensive loss	—		—	(96,272)	(96,272)	(1,260)	(97,532)	(9,167)
Share-based compensation	—	14,312	—	—	14,312	—	14,312	—
Purchases of Solera Holdings, Inc. common shares(1)	(1,526)	(14,002)	(68,749)	—	(82,751)	—	(82,751)	—
Issuance of common shares under stock award plans, net	263	3,977	—	—	3,977	—	3,977	—
Dividends paid on common stock and participating securities	—	—	(26,927)	—	(26,927)	—	(26,927)	—
Dividends due or paid to noncontrolling owners	—	—	—	—	—	(1,952)	(1,952)	(5,303)
Acquisition of ownership interest in majority-owned subsidiary	—	(547)	—	—	(547)	—	(547)	—
Revaluation and additions to noncontrolling interests	—	(34,569)	—	—	(34,569)	—	(34,569)	34,569
Balance at December 31, 2014	67,289	$598,418	$(7,448)	$(108,960)	$482,010	$8,861	$490,871	$408,806

(1)
Please refer to Note 6 for further information on repurchases of our common stock. In accordance with ASC Topic No. 505-30-30, we have allocated the cost of the shares repurchased between paid-in capital and retained earnings based on the excess of the repurchase price over the stated value.

	Stockholders’ Equity Attributable to Solera Holdings, Inc.
	Common Shares
	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Solera Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at June 30, 2013	68,764	$602,613	$177,335	$(43,147)	$736,801	$11,438	$748,239	$84,737
Net income (loss)	—	—	(37,362)	—	(37,362)	2,464	(34,898)	3,753
Other comprehensive income	—	—	—	40,699	40,699	357	41,056	4,845
Share-based compensation	—	19,398	—	—	19,398	—	19,398	—
Purchases of Solera Holdings, Inc. common shares(1)	(250)	(2,178)	(12,721)	—	(14,899)	—	(14,899)	—
Issuance of common shares under stock award plans, net	377	6,791	—	—	6,791	—	6,791	—
Dividends paid on common stock and participating securities	—	—	(23,625)	—	(23,625)	—	(23,625)	—
Dividends paid to noncontrolling owners	—	—	—	—	—	(4,695)	(4,695)	—
Acquisition of ownership interest in majority-owned subsidiary	—	—	—	—	—	—	—	289,176
Revaluation of and additions to noncontrolling interests	—	(8,684)	—	—	(8,684)	—	(8,684)	8,684
Balance at December 31, 2013	68,891	$617,940	$103,627	$(2,448)	$719,119	$9,564	$728,683	$391,195

(1)
Please refer to Note 6 for further information on repurchases of our common stock. In accordance with ASC Topic No. 505-30-30, we have allocated the cost of the shares repurchased between paid-in capital and retained earnings based on the excess of the repurchase price over the stated value.

6.	Share Repurchase Program

In November 2014, our Board of Directors approved a new share repurchase program, replacing the share repurchase program authorized in October 2013, for up to a total of $375 million of our common stock through December 31, 2016. Share repurchases are made from time to time, through an accelerated stock purchase agreement, in open market transactions at prevailing market prices or in privately negotiated transactions. The repurchase program does not require us to purchase any specific number or amount of shares, and the timing and amount of such purchases will be determined by management based upon market conditions and other factors. In addition, the program may be amended or terminated at the discretion of our Board of Directors. Through December 31, 2014, we repurchased approximately 1.0 million shares for $52.5 million under the share repurchase program that was authorized in November 2014. During the six months ended December 31, 2014, we repurchased approximately 1.5 million shares for $82.8 million under our share repurchase programs.

7.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) during the three and six months ended December 31, 2014 and 2013 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Losses on Derivative Financial Instruments	Change in Funded Status of Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance at September 30, 2014	$(49,741)	$(5,431)	$(16,888)	$(72,060)
Other comprehensive income (loss) before reclassifications	$(38,164)	$7,029	$—	$(31,135)
Amounts reclassified from accumulated other comprehensive loss	$—	$(5,765)	$—	$(5,765)
Balance at December 31, 2014	$(87,905)	$(4,167)	$(16,888)	$(108,960)

Balance at September 30, 2013	$1,369	$(6,013)	$(11,415)	$(16,059)
Other comprehensive income (loss) before reclassifications	11,621	(653)	—	10,968
Amounts reclassified from accumulated other comprehensive loss	—	2,643	—	2,643
Balance at December 31, 2013	$12,990	$(4,023)	$(11,415)	$(2,448)

	Foreign Currency Translation Adjustment	Unrealized Losses on Derivative Financial Instruments	Change in Funded Status of Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance at June 30, 2014	$11,154	$(6,954)	$(16,888)	$(12,688)
Other comprehensive income (loss) before reclassifications	$(99,059)	$19,037	$—	$(80,022)
Amounts reclassified from accumulated other comprehensive loss	$—	$(16,250)	$—	$(16,250)
Balance at December 31, 2014	$(87,905)	$(4,167)	$(16,888)	$(108,960)

Balance at June 30, 2013	$(27,978)	$(3,754)	$(11,415)	$(43,147)
Other comprehensive income (loss) before reclassifications	40,968	(8,526)	—	32,442
Amounts reclassified from accumulated other comprehensive loss	—	8,257		8,257
Balance at December 31, 2013	$12,990	$(4,023)	$(11,415)	$(2,448)

8.	Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements Using:
	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value at December 31, 2014:
Cash and cash equivalents	$393,037	$393,037	$—	$—
Restricted cash (1)	1,175	1,175	—	—
Derivative financial instruments classified as assets (2)	4,890	—	4,890	—
Derivative financial instruments classified as liabilities (3)	12,963	—	12,963	—
Accrued contingent purchase consideration (3)	8,554	—	—	8,554
Redeemable noncontrolling interests	80,137	—	—	80,137
Fair value at June 30, 2014:
Cash and cash equivalents	$837,751	$837,751	$—	$—
Restricted cash (1)	317	317	—	—
Derivative financial instruments classified as liabilities (3)	13,898	—	13,898	—
Accrued contingent purchase consideration (3)	20,784	—	—	20,784
Redeemable noncontrolling interests	85,958	—	—	85,958

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

The following table summarizes the activity in accrued contingent purchase consideration which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Balance at beginning of period	$17,008	$22,891	$20,784	$23,334
Current period acquisitions	851	969	12,276	969
Changes in fair value	(448)	(1,500)	(448)	(1,500)
Payments	(5,978)	(1,638)	(21,508)	(2,108)
Effect of foreign exchange	(2,879)	205	(2,550)	232
Balance at end of period	$8,554	$20,927	$8,554	$20,927

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

The discount rate used in the determination of the estimated fair value of the redeemable noncontrolling interests as of December 31, 2014 using the income approach ranged between 13.5% and 15.6%, with a weighted average discount rate of 13.6%, reflecting a market participant's perspective as a noncontrolling shareholder in a privately-held subsidiary. The long-term growth rate used in the determination of the estimated fair value of the redeemable noncontrolling interests as of December 31, 2014 using the income approach ranged between 3.0% and 4.0%, with a weighted average long-term growth rate of 3.9%.

The following table summarizes the activity in redeemable noncontrolling interests which are measured at fair value on a recurring basis solely using the income approach and using significant unobservable inputs (Level 3 inputs) (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Balance at beginning of period	$80,175	$88,004	$85,958	$84,737
Net income attributable to redeemable noncontrolling interests	1,664	1,717	3,412	3,414
Dividends due to noncontrolling owners	(5,303)	—	(5,303)	—
Changes in fair value	6,870	3,048	5,237	1,345
Effect of foreign exchange	(3,269)	1,572	(9,167)	4,845
Balance at end of period	$80,137	$94,341	$80,137	$94,341

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

No assets or liabilities were required to be measured at fair value on a nonrecurring basis during the six months ended December 31, 2014.

Fair Value of Other Financial Instruments

The carrying amounts of certain of our financial instruments, including accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short-term nature. Based on the current quoted trading price of our senior unsecured notes (Level 1 inputs), we believe that the fair value of our senior unsecured notes is approximately $2.3 billion at December 31, 2014.

9.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31, 2014	June 30, 2014
Senior unsecured notes due June 2021	$1,709,249	$1,527,808
Senior unsecured notes due November 2023	574,989	340,000
Total debt (1)	2,284,238	1,867,808
Less: Current portion	—	—
Long-term portion	$2,284,238	$1,867,808

(1) Total debt as of December 31, 2014 and June 30, 2014 includes unamortized premium of $34.2 million and $17.8 million, respectively.

In November 2014, we issued additional senior unsecured notes due 2021 (the "2021 Senior Notes") in the aggregate principal amount of $175.0 million and additional senior unsecured notes due 2023 (the "2023 Senior Notes") in the aggregate principal amount of $225.0 million, resulting in net proceeds of $416.3 million. The 2021 Senior Notes and 2023 Senior Notes issued in November 2014 were issued at an original issue price of 104.50% plus accrued interest from June 2014. We used the net proceeds from the issuance of the 2021 Senior Notes and 2023 Senior Notes in November 2014, together with existing cash on hand, to finance our acquisition of CAP (Note 3).

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

The indentures governing the 2021 Senior Notes and the 2023 Senior Notes contain limited covenants, including those restricting our and our subsidiaries’ ability to incur certain liens, engage in sale and leaseback transactions and consolidate, merge with, or convey, transfer or lease substantially all of our or their assets to, another person, and, in the case of any of our subsidiaries that did not issue or guarantee such notes, incur indebtedness. We are in compliance with the specified covenants of the 2021 Senior Notes and the 2023 Senior Notes at December 31, 2014.

10.	Derivative Financial Instruments

In the normal course of business, we are exposed to variability in interest rates and foreign currency exchange rates. We use derivatives to mitigate risks associated with this variability. We do not use derivatives for speculative purposes. The following is a summary of outstanding derivative financial instruments as of December 31, 2014:

•
In April 2012, we entered into two pay fixed Euros / receive fixed U.S. dollars cross-currency swaps in the aggregate notional amount of €109.0 million. We pay Euro fixed coupon payments at 6.990% and receive U.S. dollar fixed coupon payments at 6.750% on the notional amount. The maturity date of the swaps is June 15, 2018. These cross-currency swaps were designated, at inception, as cash flow hedges and we evaluate the swaps for effectiveness quarterly. We report the effective portion of the gain or loss on these hedges as a component of accumulated other comprehensive income (loss) in stockholders' equity and reclassify these gains or losses into earnings when the hedged transaction affects earnings. To date, there has been no hedge ineffectiveness.

•
In November 2014, we entered into a pay floating / received fixed interest rate swap with a notional amount of $400.0 million. Under the terms of the interest rate swap, we pay quarterly floating coupon payments at 3-month LIBOR plus 3.924% and receive semi-annual fixed coupon payments at 6.000%. The maturity date of the interest rate swap is June 15, 2021, although the swap may be terminated at any time effective June 15, 2017 by the counterparty subject to the payment of a cancellation fee. The interest rate swap was not designated as a hedge at inception. We recognize changes in the fair value of the interest rate swap in other (income) expense, net in our consolidated statements of income.

•
In November 2014, we entered into a pay fixed Euros / receive fixed U.S. dollars cross-currency swap with a notional amount of €401.6 million. Under the terms of the cross-currency swap, we pay Euro fixed coupon payments at 4.993% and receive U.S. dollar fixed coupon payments at 6.000% on the notional amount. The maturity date of the cross-currency swap is June 15, 2021. The cross-currency swap was not designated as a hedge at inception. We recognize changes in the fair value of the cross-currency swap in other (income) expense, net in our consolidated statements of income.

In addition, in December 2014, we settled a pay floating Euros / receive floating U.S. dollars cross-currency swap in the aggregate notional amount of €26.3 million.

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

The following table summarizes the fair value of our derivative financial instruments, which are included in other current assets, other noncurrent assets, accrued expenses and other current liabilities, and other noncurrent liabilities in the accompanying condensed consolidated balance sheets (in thousands):

	December 31, 2014	June 30, 2014
Derivative financial instruments classified as assets
Fixed rate cross-currency swaps	$4,890	$—

Derivative financial instruments classified as liabilities
U.S. dollar interest rate swap	$2,754	$—
Fixed rate cross-currency swaps	10,209	12,900
Floating rate cross-currency swap	—	998
Total	$12,963	$13,898

The following table summarizes the effect of our derivative financial instruments designated as cash flow hedges on the consolidated statements of income (loss) and accumulated other comprehensive income (loss) (“AOCI”) for the three and six months ended December 31, 2014 and 2013 (in thousands).

Derivative Financial Instruments	Income (Loss) Recognized in AOCI on Derivatives (1)	Location of Income (Loss) Reclassified from AOCI into Income (1)	Income (Loss) Reclassified from AOCI into Income (1)	Location of Income (Loss) Recognized in Income on Derivatives (2)	Income (Loss) Recognized in Income on Derivatives (2)
Three Months Ended December 31, 2014
Fixed rate cross-currency swaps	$7,852	Interest Expense	$67	N/A	$—
		Other Expense, net	5,777		—
Total	$7,852		$5,844		$—
Three Months Ended December 31, 2013
Fixed rate cross-currency swaps	$(3,044)	Interest Expense	$(192)	N/A	$—
		Other Expense, net	(2,627)		—
Total	$(3,044)		$(2,819)		$—
Six Months Ended December 31, 2014
Fixed rate cross-currency swaps	$17,866	Interest Expense	$76	N/A	$—
		Other Expense, net	16,754
Total	$17,866		$16,830		$—
Six Months Ended December 31, 2013
Fixed rate cross-currency swaps	$(8,552)	Interest Expense	$(344)	N/A	$—
		Other Expense, net	(8,207)		—
U.S. dollar interest rate swaps	—	Interest Expense	(3)	Interest Expense	548
Euro interest rate swaps	—	Interest Expense	(3)	Interest Expense	(364)
Total	$(8,552)		$(8,557)		$184

(1)	Effective portion.

(2)	Ineffective portion and amount excluded from effectiveness testing.

During the three and six months ended December 31, 2014 and 2013, we recognized a loss on swaps not designated as hedging instruments of $11.8 million, $2.2 million, $9.4 million and $7.3 million, respectively which is included in other (income) expense, net in our consolidated statements of income (loss).

11.	Share-Based Compensation

Share-Based Award Activity

The following table summarizes restricted stock unit and performance share unit activity during the six months ended December 31, 2014:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Nonvested at June 30, 2014	837	$62.27
Granted	249	$56.40
Vested	(160)	$59.20
Forfeited	(141)	$57.55
Nonvested at December 31, 2014	785	$61.88

Each performance share unit represents the right to receive one share of our common stock based on our total stockholder return (“TSR”) and/or the achievement of certain financial performance targets during applicable performance periods. The number of shares reflected in the table above assumes the maximum number of performance share units will be earned.

The following table summarizes stock option activity during the six months ended December 31, 2014:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2014	4,264	$50.33
Granted	223	$56.51
Exercised	(116)	$41.12
Canceled	(285)	$55.43
Outstanding at December 31, 2014	4,086	$50.57	3.9	$19,296
Exercisable at December 31, 2014	1,609	$42.17	3.4	$16,625

Of the stock options outstanding at December 31, 2014, approximately 2.2 million are vested or expected to vest.

Cash received from the exercise of stock options was $4.7 million during the six months ended December 31, 2014. The intrinsic value of stock options exercised during the six months ended December 31, 2014 and 2013 totaled $1.3 million and $4.5 million, respectively.

Valuation of Share-Based Awards

We utilized the Black-Scholes option pricing model for estimating the grant date fair value of stock options with the following assumptions:

	Risk-Free Interest Rate	Expected Term (in years)	Weighted Average Expected Stock Price Volatility	Expected Dividend Yield	Weighted Average Per Share Grant Date Fair Value
Six Months Ended December 31, 2014	1.7%	4.5	24%	1.4%	$11.20
Six Months Ended December 31, 2013	1.7%	4.6	27%	1.3%	$11.27

We based the risk-free interest rates on the implied yield available on U.S. Treasury constant maturities in effect at the time of the grant with remaining terms equivalent to the respective expected terms of the options. We determine the expected life of an award by considering various relevant factors, including the vesting period and contractual term of the award, our employees’ historical exercise patterns and length of service, the expected future volatility of our stock price and employee characteristics. We determined the expected volatility based on our historical stock price volatility over the expected term. The dividend yield is based on our quarterly dividend of $0.195 and $0.17 per share declared during the six months ended December 31, 2014 and 2013, respectively.

The weighted average per share grant date fair value of restricted stock units and performance share units granted during the six months ended December 31, 2014 and 2013, was $56.40 and $55.62, respectively, determined based on the market price of our common stock on the date of grant, which approximates the intrinsic value.

Share-Based Compensation Expense

At December 31, 2014, the estimated total remaining unamortized share-based compensation expense, net of forfeitures, was $43.8 million, which we expect to recognize over a weighted-average period of 2.3 years.

12.	Defined Benefit Pension Plans

Our foreign subsidiaries sponsor various defined benefit pension plans and individual defined benefit arrangements covering certain eligible employees. We base the benefits under these pension plans on years of service and compensation levels. Funding is limited to statutory requirements.

The components of net pension expense were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Service cost — benefits earned during the period	$1,145	$1,045	$2,353	$2,061
Interest cost on projected benefits	673	867	1,381	1,711
Expected return on plan assets	(536)	(648)	(1,099)	(1,278)
Amortization of gain	303	205	620	404
Net pension expense	$1,585	$1,469	$3,255	$2,898

13. Other Expense, Net

Other expense, net consists of the following (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Investment income	$(160)	$(211)	$(376)	$(382)
Foreign exchange (gains) losses	11,674	(3,768)	24,927	(13,896)
Reclassification of accumulated other comprehensive (income) loss related to derivative financial instruments designated as hedges	(5,778)	2,643	(16,250)	8,257
Losses on derivative financial instruments not designated as hedges	11,757	2,158	9,365	7,265
Gain on asset sales	3	320	109	(2,479)
Loss on debt extinguishment (1)	—	60,184	—	63,328
Other expense	322	176	506	124
Other expense, net	$17,818	$61,502	$18,281	$62,217

(1) Represents the redemption premium on the 2018 Senior Notes of $58.4 million, and the write-off of unamortized debt issuance costs associated with the repayment of the outstanding term loans under the Amended Credit Facility in July 2013 and the redemption of the senior unsecured notes due 2018 (the "Senior Notes") in November 2013, net of the write-off of the unamortized premium on the 2018 Senior Notes.

14. Provision for Income Taxes

We recorded an income tax provision of $1.8 million and $9.3 million for the three and six months ended December 31, 2014, respectively and $12.5 million and $15.2 million for the three and six months ended December 31, 2013, respectively. For the three and six months ended December 31, 2014, the expected tax provision derived from applying the U.S. federal statutory rate to our pre-tax income differed from our recorded income tax provision primarily due to earnings in jurisdictions with lower income tax rates which are indefinitely reinvested and certain discrete tax benefits. For the three and six months ended December 31, 2013, the expected tax provision derived from applying the U.S. federal statutory rate to our pre-tax income differed from our recorded income tax provision primarily due to the recognition of a $29.7 million valuation allowance on our U.S. deferred tax assets.

Gross unrecognized tax benefits as of December 31, 2014 and June 30, 2014 were $12.6 million and $13.2 million, respectively. No significant interest and penalties have been accrued during the six months ended December 31, 2014.

Pursuant to the terms of the acquisition agreements, the sellers in our business combinations have indemnified us for all tax liabilities related to the pre-acquisition periods. We are liable for any tax assessments for the post-acquisition periods for our U.S. and foreign jurisdictions.

As of each reporting date, management considers all evidence, both positive and negative, that could impact our view with regards to future realization of deferred tax assets. As of December 31, 2014 and June 30, 2014, we continue to maintain a valuation allowance on our U.S. deferred tax assets $24.8 million due to the limitation in our ability to utilize foreign tax credit carryforwards prior to the expiration of the carryforward periods.

In assessing the future realization of our U.S. deferred tax assets, all available evidence was considered, including our U.S. cumulative income or loss position over the 12 quarters ended December 31, 2014 which included recent increases to interest expense. The U.S. cumulative loss position reduced the weight given to subjective evidence such as projections for future growth. As of each reporting date, our management considers new evidence, both positive and negative, that could impact management’s view with regards to future realization of deferred tax assets. We believe that our estimate of future taxable income is reasonable but inherently uncertain, and if our current or future operations and investments generate taxable income different than the anticipated amounts or US tax law changes reduce income expected in the future, adjustments to the valuation allowance are possible.

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

(in thousands)	EMEA	Americas	Corporate	Total
Three Months Ended December 31, 2014
Revenues	$134,655	$148,042	$—	$282,697
Income (loss) before provision for income taxes	44,764	32,254	(66,067)	10,951
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	13,920	25,285	163	39,368
Interest expense	55	27	28,879	28,961
Other expense, net	861	879	16,078	17,818
Capital expenditures	9,752	9,918	—	19,670
Three Months Ended December 31, 2013
Revenues	$127,766	$111,149	$—	$238,915
Income (loss) before provision for income taxes	44,803	28,217	(108,221)	(35,201)
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	11,412	18,082	100	29,594
Interest expense	14	27	28,490	28,531
Other (income) expense, net	2,412	(363)	59,453	61,502
Capital expenditures	2,231	10,536	—	12,767
Six Months Ended December 31, 2014
Revenues	$270,523	$292,257	$—	$562,780
Income (loss) before provision for income taxes	91,296	65,173	(121,447)	35,022
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	27,186	49,851	329	77,366
Interest expense	99	87	56,407	56,593
Other expense, net	858	1,534	15,889	18,281
Capital expenditures	15,668	14,904	—	30,572
Total assets as of December 31, 2014	1,678,142	1,844,892	157,933	3,680,967
Total assets as of June 30, 2014	1,328,348	1,556,323	515,415	3,400,086
Six Months Ended December 31, 2013
Revenues	$249,729	$207,214	$—	$456,943
Income (loss) before provision for income taxes	92,563	52,061	(160,560)	(15,936)
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	22,198	32,288	211	54,697
Interest expense	28	26	55,406	55,460
Other expense, net	803	345	61,069	62,217
Capital expenditures	6,548	13,813	—	20,361

Geographic revenue information is based on the location of the customer and was as follows for the periods presented (in thousands):

	Europe *	United States	United Kingdom	All Other	Total
Three Months Ended December 31, 2014	93,637	123,814	36,419	28,827	282,697
Three Months Ended December 31, 2013	96,617	85,373	27,821	29,104	238,915
Six Months Ended December 31, 2014	192,393	242,861	69,292	58,234	562,780
Six Months Ended December 31, 2013	187,700	156,885	54,692	57,666	456,943
*    Excludes the United Kingdom.

16.	Subsequent Events

On February 5, 2015, we announced that the Audit Committee of our Board of Directors approved the payment of a quarterly dividend of $0.195 per share of outstanding common stock and per outstanding restricted stock unit. The dividends are payable on March 3, 2015 to stockholders and restricted stock unit holders of record at the close of business on February 19, 2015.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are identified by the use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies and include, but are not limited to, statements about: our ability to execute on Mission 2020; increase in customer demand for our software and services; growth rates for the automobile insurance claims industry; growth rates for vehicle purchases and car parcs; customer adoption rates for digitized claims processing software and services; increases in customer spending on digitized claims processing software and services; efficiencies resulting from digitized claims processing; performance and benefits of our products and services; development or acquisition of claims processing and other products and services in areas other than automobile insurance; our relationship with insurance company customers as they continue global expansion; revenue growth resulting from the launch of new software and services; improvements in operating margins resulting from operational efficiency initiatives; increased utilization of our software and services resulting from increased severity; our expectations regarding the growth rates for vehicle insurance; changes in the amount of our existing unrecognized tax benefits; our revenue mix; our income taxes, including the periods during which tax benefits may be recognized; restructuring plans, potential restructuring charges and their impact on our revenues; our operating expense growth and operating expenses as a percentage of our revenues; stability of our development and programming costs; growth of our selling, general and administrative expenses; increase in total depreciation and amortization expense; increase in interest expense and possible impact of future foreign currency fluctuations; growth of our acquisition and related costs, including costs related to SRS; our ability to realize our U.S. deferred tax assets during the respective carryforward and reversal periods; our use of cash and liquidity position going forward; cash needs to service our debt; our ability to grow in all types of markets and the benefits of products and services of companies or assets we have acquired.

Actual results could differ materially from those projected, implied or anticipated by our forward-looking statements. Some of the factors that could cause actual results to differ include: those set forth in the sections titled “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere as described in this Quarterly Report on Form 10-Q. These factors include, but are not limited to: our reliance on a limited number of customers for a substantial portion of our revenues; effects of competition on our software and service pricing and our business; unpredictability and volatility of our operating results, which include the volatility associated with foreign currency exchange risks, our sales cycle, seasonality, changes in the amount of our income tax provision (benefit) or other factors; effects of the global economic downturn on demand for or utilization of our products and services; risks associated with and possible negative consequences of acquisitions, joint ventures, divestitures and similar transactions, including regulatory matters and risks related to our ability to successfully integrate our acquired businesses; our ability to increase market share, successfully introduce new software and services and expand our operations to new geographic locations; time and expenses associated with customers switching from competitive software and services to our software and services; rapid technology changes in our industry; effects of changes in or violations by us or our customers of government regulations; costs and possible future losses or impairments relating to our acquisitions; use of cash to service our debt and effects on our business of restrictive covenants in our bond indentures; our ability to obtain additional financing as necessary to support our operations including Mission 2020; country-specific risks associated with operating in multiple countries; damage to our business or reputation resulting from system failures, delays and other problems; we may not complete any subsequent acquisitions of additional equity interests of SRS; the failure to realize the expected benefits from our joint venture with Welsh, Carson, Anderson & Stowe ("WCAS") or our investment in or subsequent acquisition of SRS; our inability to successfully integrate SRS's business, including SRS's existing employees, infrastructure and service offerings, with our existing businesses at reasonable cost, or at all; our inability to pay (or finance, as applicable) the call price or put prices at our expected cost, or at all, and the possible reduction in our cash balance or increase in outstanding debt after payment of the closing purchase price, call price or put prices; successful integration of acquired businesses that operate in industries outside of our core market; risks associated with a diversified business; our reliance on third-party information for our software and services; the financial impact of future significant restructuring and severance charges; the impact of changes in our tax provision (benefit) or effective tax rate; our ability to pay dividends or repurchase shares in future periods; our dependence on a limited number of key personnel; any material adverse impact of current or future litigation on our results or business, including litigation with Mitchell International; and other factors that are described from time to time in our periodic filings with the SEC.

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

All percentage amounts and ratios were calculated using the underlying data in whole dollars and may reflect rounding adjustments. Operating results for the three months ended December 31, 2014 are not necessarily indicative of the results that may be expected for any future period. We describe the effects on our results that are attributed to changes in foreign currency exchange rates as constant currency which we measure by converting the current period results into U.S. dollars at the average rates in effect for the same period from the prior year.

Overview of the Business

Solera is the leading provider of risk and asset management software and services to the automotive and property marketplace, including the global P&C industry. We are expanding beyond our global-leading position in collision repair and U.S. based mechanical repair presence to bring data driven productivity and decision support solutions to other aspects of vehicle ownership such as vehicle validation, glass repair, driver violation monitoring, vehicle salvage and electronic titling. We are also taking our core competencies of data, software and connectivity from the auto to the home.

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

We serve over 180,000 customers and are active in over 70 countries across six continents with approximately 4,700 employees. Our customers include more than 4,000 automobile insurance companies, 60,500 collision repair facilities, 12,500 independent assessors, 44,500 service, maintenance and repair facilities and 58,500 automotive recyclers, auto dealers and others. We derive revenues from many of the world’s largest automobile insurance companies, including the ten largest automobile insurance companies in Europe and eight of the ten largest automobile insurance companies in North America.

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

The table below sets forth our revenues by reportable segment and as a percentage of our total revenues for the periods indicated (dollars in millions):

	Three Months Ended December 31,				Six Months Ended December 31,
	2014		2013		2014		2013
EMEA	$134.7	47.6%	$127.8	53.5%	$270.5	48.1%	$249.7	54.7%
Americas	148.0	52.4%	111.1	46.5%	292.3	51.9%	207.2	45.3%
Total	$282.7	100.0%	$238.9	100.0%	$562.8	100.0%	$456.9	100.0%

For the three and six months ended December 31, 2014, the United States and the United Kingdom were the only countries that individually represented more than 10% of our total revenues.

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

Our core offering is our estimating and workflow software, which is used by our insurance company, collision repair facility and independent assessor customers, representing the majority of our revenues. We also derive revenues from our salvage and recycling software, business intelligence and consulting services, vehicle data validation, salvage disposition, driver violation reporting services, service, maintenance and repair solutions, and other offerings.

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

Selling, general and administrative expenses

Our selling, general and administrative expenses primarily include: compensation and benefit costs for our sales, marketing, administration and corporate personnel; share-based compensation expense which represents the recognition of the grant-date fair value of stock awards granted to employees, officers, members of our board of directors and others pursuant to our equity compensation plans; costs related to our facilities; and professional and legal fees.

Depreciation and amortization

Depreciation includes depreciation attributable to buildings, leasehold improvements, data processing and computer equipment, purchased software, and furniture and fixtures. Amortization includes amortization attributable to software developed or obtained for internal use and intangible assets acquired in business combinations, particularly our acquisitions of Explore Information Services, LLC ("Explore"), Service Repair Solutions, Inc. ("SRS"), I&S and CAP.

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

Foreign currency. During the three and six months ended December 31, 2014, we generated approximately 56% and 57%, respectively, of our revenues and incurred a majority of our costs, in currencies other than the U.S. dollar, primarily the Euro, as compared to 64% and 66% for the three and six months ended December 31, 2013, respectively. We translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period for our consolidated statement of income and certain components of stockholders’ equity and the exchange rate at the end of that period for the consolidated balance sheet. These translations resulted in foreign currency translation adjustments of $(38.2) million and $(99.1) million for the three and six months ended December 31, 2014, respectively, and $11.6 million and $41.0 million for the three and six months ended December 31, 2013, respectively, which are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction losses (gains) recognized in our consolidated statements of income were $5.9 million and $8.7 million during the three and six months ended December 31, 2014, respectively, and $(1.1) million and $(5.6) million during the three and six month ended December 31, 2013, respectively.

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

Period	Average Euro-to-U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2013	$1.32	$1.55
Quarter ended December 31, 2013	1.36	1.62
Quarter ended March 31, 2014	1.37	1.65
Quarter ended June 30, 2014	1.37	1.68
Quarter ended September 30, 2014	1.33	1.67
Quarter ended December 31, 2014	1.25	1.58

During the three months ended December 31, 2014 as compared to the three months ended December 31, 2013, the U.S. dollar strengthened against most major foreign currencies we use to transact our business. Relative to the Euro and the Pound Sterling, the average U.S. dollar strengthened by 8.2% and 2.2%, respectively, which decreased our revenues and expenses for the three months ended December 31, 2014. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in an increase or decrease, as the case may be, to our revenues of $7.9 million and $16.0 million during the three and six months ended December 31, 2014, respectively.

Factors that affect business volume. The following external factors have or may have an effect on the number of claims that are submitted and/or our volume of transactions, any of which can affect our revenues:

•
Number of insurance claims made. In fiscal year 2014, the number of insurance claims made increased slightly versus fiscal year 2013. In several of our large western European markets, the number of insurance claims for vehicle damage submitted by owners to their insurance carriers declined slightly. The number of insurance claims made can be influenced by factors such as unemployment levels, the number of miles driven, changing gasoline prices, the number of uninsured drivers, changing insurance premiums and insured opting for lower coverage or higher deductible levels, among other things. Fewer claims made can reduce the transaction-based fees that we generate.

•
Sales of new and used vehicles. According to industry sources, global new vehicle sales grew by 3.7% in 2012 to 79.5 million units and by 4.2% in 2013 to 82.8 million units. In markets where automobile insurance is generally government-mandated and claims processing is digitized (“advanced markets”), sales are projected to grow at 1.3% compound annual growth rate through 2020. Fewer new light vehicle sales can result in fewer insured vehicles on the road and fewer automobile accidents, which can reduce the transaction-based fees that we generate.

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

Share-based compensation expense. We incurred pre-tax, non-cash share-based compensation charges of $4.2 million and $14.3 million for the three and six months ended December 31, 2014, respectively and $9.0 million and $19.4 million for the three and six months ended December 31, 2013, respectively. We expect to recognize additional pre-tax, non-cash share-based compensation charges related to share-based awards outstanding at December 31, 2014. The estimated total remaining unamortized share-based compensation expense, net of forfeitures, was $43.8 million, which we expect to recognize over a weighted-average period of 2.3 years.

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

Results of Operations

Our results of operations include the results of operations of acquired companies from the date of the respective acquisitions.

The table below sets forth statement of income data, including the amount and percentage changes for the periods indicated (dollars in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2014	2013	Change		2014	2013	Change
	$	$	$	%	$	$	$	%
Revenues	282,697	238,915	43,782	18.3	562,780	456,943	105,837	23.2
Cost of revenues:
Operating expenses	72,437	54,758	17,679	32.3	140,969	104,509	36,460	34.9
Systems development and programming costs	25,480	21,636	3,844	17.8	51,382	41,208	10,174	24.7
Total cost of revenues (excluding depreciation and amortization)	97,917	76,394	21,523	28.2	192,351	145,717	46,634	32.0
Selling, general & administrative expenses	75,591	71,087	4,504	6.3	157,467	136,194	21,273	15.6
Depreciation and amortization	39,368	29,594	9,774	33.0	77,366	54,697	22,669	41.4
Restructuring charges, asset impairments and other costs associated with exit and disposal activities	633	720	(87)	(12.1)	2,890	1,111	1,779	160.1
Acquisition and related costs	11,458	6,288	5,170	82.2	22,810	17,483	5,327	30.5
Interest expense	28,961	28,531	430	1.5	56,593	55,460	1,133	2.0
Other expense, net	17,818	61,502	(43,684)	(71.0)	18,281	62,217	(43,936)	(70.6)
	271,746	274,116	(2,370)	(0.9)	527,758	472,879	54,879	11.6
Income (loss) before provision for income taxes	10,951	(35,201)	46,152	(131.1)	35,022	(15,936)	50,958	(319.8)
Income tax provision	1,753	12,513	(10,760)	(86.0)	9,252	15,209	(5,957)	(39.2)
Net income (loss)	9,198	(47,714)	56,912	(119.3)	25,770	(31,145)	56,915	(182.7)
Less: Net income attributable to noncontrolling interests	4,751	3,339	1,412	42.3	8,959	6,217	2,742	44.1
Net income (loss) attributable to Solera Holdings, Inc.	4,447	(51,053)	55,500	(108.7)	16,811	(37,362)	54,173	(145.0)

The table below sets forth our statement of income data expressed as a percentage of revenues for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Operating expenses	25.6	22.9	25.0	22.9
Systems development and programming costs	9.0	9.1	9.1	9.0
Total cost of revenues (excluding depreciation and amortization)	34.6	32.0	34.1	31.9
Selling, general & administrative expenses	26.7	29.8	28.0	29.8
Depreciation and amortization	13.9	12.4	13.7	12.0
Restructuring charges, asset impairments and other costs associated with exit and disposal activities	0.2	0.3	0.5	0.2
Acquisition and related costs	4.1	2.6	4.1	3.8
Interest expense	10.2	11.9	10.1	12.1
Other expense, net	6.3	25.7	3.2	13.6
	96.1	114.7	93.8	103.5
Income (loss) before provision for income taxes	3.9	(14.7)	6.2	(3.5)
Income tax provision	0.6	5.2	1.6	3.3
Net income (loss)	3.3	(20.0)	4.6	(6.8)
Less: Net income attributable to noncontrolling interests	1.7	1.4	1.6	1.4
Net income (loss) attributable to Solera Holdings, Inc.	1.6%	(21.4)%	3.0%	(8.2)%

Revenues

Three Months Ended December 31, 2014 vs. Three Months Ended December 31, 2013. During the three months ended December 31, 2014, revenues increased $43.8 million, or 18.3%, to 282.7 million and include incremental revenue contributions from SRS, I&S and CAP of $17.0 million, $14.2 million, and $4.9 million respectively. On a constant currency basis and excluding incremental revenue contributions from SRS, I&S and CAP, revenues increased $20.6 million, or 9.2%, during the three months ended December 31, 2014 due to revenue growth in both our EMEA and Americas segments.

Our EMEA revenues increased $6.9 million, or 5.4%, to $134.7 million and includes the incremental revenue contribution from CAP of $4.9 million. On a constant currency basis and excluding the incremental revenue contribution from CAP, EMEA revenues increased 12.7 million or 9.9% during the three months ended December 31, 2014 resulting from incremental revenue contributions from recently-acquired businesses other than CAP, and growth in transaction revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

Our Americas revenues increased $36.9 million, or 33.2%, to $148.0 million and include incremental revenue contributions from SRS and I&S of $17.0 million and $14.2 million, respectively. On a constant currency basis and excluding incremental revenue contributions from SRS and I&S, Americas revenues increased $7.9 million, or 8.2%, during the three months ended December 31, 2014 resulting from incremental revenue contributions from recently-acquired businesses other than SRS and I&S, growth in transaction and subscription revenues from sales to new customers and increased transaction volume from and sales of new software and services to new and existing customers.

Six Months Ended December 31, 2014 vs. Six Months Ended December 31, 2013. During the six months ended December 31, 2014, revenues increased 105.8 million, or 23.2% to $562.8 million, and include incremental revenue contributions from SRS, I&S and CAP of $48.3 million, $25.2 million, and $4.9 million respectively. On a constant currency basis and excluding incremental revenue contributions from SRS, I&S and CAP, revenues increased $39.5 million or 8.9%, during the six months ended December 31, 2014 due to revenue growth in both our EMEA and Americas segments.

Our EMEA revenues increased $20.8 million, or 8.3%, to $270.5 million and include the incremental revenue contribution from CAP of $4.9 million. On a constant currency basis and excluding the incremental revenue contribution from

CAP, EMEA revenues increased $25.2 million, or 10.1%, during the six months ended December 31, 2014 resulting from incremental revenue contributions from recently-acquired businesses other than CAP, and growth in transaction revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

Our Americas revenues increased $85.0 million, or 41.0%, to $292.3 million and include incremental revenue contributions from SRS and I&S of $48.3 million and $25.2 million, respectively. On a constant currency basis and excluding incremental revenue contributions from SRS and I&S, Americas revenues increased $14.3 million, or 7.4%, during the six months ended December 31, 2014 resulting from incremental revenue contributions from recently-acquired businesses other than SRS and I&S, growth in transaction and subscription revenues from sales to new customers and increased transaction volume from and sales of new software and services to new and existing customers.

Set forth below are revenues from each of our principal customer categories and as a percentage of revenues for the periods indicated (dollars in millions):

	Three Months Ended December 31,				Six Months Ended December 31,
	2014		2013		2014		2013
Insurance companies	$112.2	39.7%	$96.3	40.3%	$221.4	39.3%	$191.2	41.8%
Collision and glass repair facilities	72.3	25.6	72.2	30.2	147.9	26.3	141.1	30.9
Independent assessors	18.2	6.4	20.0	8.4	37.6	6.7	39.8	8.7
Service, maintenance and repair facilities	31.8	11.3	14.8	6.2	63.1	11.2	14.8	3.2
Automotive recyclers, salvage, dealerships and others	48.2	17.0	35.6	14.9	92.7	16.6	70.0	15.4
Total	$282.7	100.0%	$238.9	100.0%	$562.7	100.0%	$456.9	100.0%

Revenue growth for each of our customer categories was as follows:

	Three Months Ended December 31, 2014		Six Months Ended December 31, 2014
(dollars in millions)	Revenue Growth	Percentage Change	Revenue Growth	Percentage Change
Insurance companies	$15.9	16.5%	$30.2	15.8%
Collision and glass repair facilities	0.1	—	6.8	4.8
Independent assessors	(1.8)	(9.2)	(2.2)	(5.5)
Service, maintenance and repair facilities	17.0	114.7	48.3	325.9
Automotive recyclers, salvage, dealerships and others	12.6	35.6	22.7	32.4
Total	$43.8	18.3%	$105.8	23.2%

On a constant currency basis, revenue growth for each of our customer categories was as follows:

	Three Months Ended December 31, 2014		Six Months Ended December 31, 2014
(dollars in millions)	Revenue Growth	Percentage Change	Revenue Growth	Percentage Change
Insurance companies	$21.1	22.0%	$35.9	18.8%
Collision and glass repair facilities	5.0	7.0	11.5	8.1
Independent assessors	0.1	0.1	(0.3)	(0.7)
Service, maintenance and repair facilities	17.0	114.7	48.3	325.9
Automotive recyclers, salvage, dealerships and others	13.7	38.6	22.8	32.5
Total	$56.9	23.8%	$118.2	25.9%

Revenues from service, maintenance and repair facilities represent revenue contributions from our acquisition of SRS.

Operating expenses

Three Months Ended December 31, 2014 vs. Three Months Ended December 31, 2013. During the three months ended December 31, 2014, operating expenses increased $17.7 million, or 32.3% to $72.4 million, and include incremental operating expense contributions from SRS, I&S and CAP of $4.5 million, $8.6 million and $0.6 million, respectively. On a constant currency basis and excluding incremental operating expense contributions from SRS, I&S and CAP, operating expenses increased $6.1 million, or 11.8%, during the three months ended December 31, 2014 primarily due to an increase in operating expenses in our Americas segments.

Our EMEA operating expenses increased $0.6 million, or 2.4% to $24.6 million and includes the incremental operating expense contribution from CAP of $0.6 million. On a constant currency basis and excluding the incremental operating expense contribution from CAP, EMEA operating expenses increased $1.7 million, or 7.1%, during the three months ended December 31, 2014 primarily due to incremental operating expense contributions from recently-acquired businesses other than CAP, mainly personnel related expenses.

Our Americas operating expenses increased $17.2 million or 56.3% to $47.8 million, and include incremental operating expense contributions from SRS and I&S of $4.5 million and $8.6 million, respectively. On a constant currency basis and excluding incremental operating expense contributions from SRS and I&S, Americas operating expenses increased $4.5 million, or 16.6%, during the three months ended December 31, 2014 primarily due to an increase in the costs of data purchased from state departments of motor vehicles consistent with the revenue growth in our AudaExplore re-underwriting business, increased personnel related expenses and incremental operating expense contributions from recently-acquired businesses other than SRS and I&S, mainly personnel related expenses.

Six Months Ended December 31, 2014 vs. Six Months Ended December 31, 2013. During the six months ended December 31, 2014, operating expenses increased $36.5 million, or 34.9% to $141.0 million, and include incremental operating expense contributions from SRS, I&S and CAP of $11.8 million, $14.8 million and $0.6 million, respectively. On a constant currency basis and excluding incremental operating expense contributions of SRS, I&S and CAP, operating expenses increased $11.0 million, or 10.9%, during the six months ended December 31, 2014 primarily due to an increase in operating expenses in our Americas segments.

Our EMEA operating expenses increased $1.3 million, or 2.7% to $48.9 million and includes the incremental operating expense contribution from CAP of $0.6 million. On a constant currency basis and excluding the incremental operating expense contribution from CAP, EMEA operating expenses increased $2.1 million, or 4.3%, during the six months ended December 31, 2014 primarily due to incremental operating expenses contributions from recently-acquired businesses other than CAP, mainly personnel related expenses.

Our Americas operating expenses increased $35.4 million or 62.6% to $92.0 million, and include incremental operating expense contributions from SRS and I&S of $11.8 million and $14.8 million, respectively. On a constant currency basis and excluding incremental operating expense contributions from SRS and I&S, Americas operating expenses increased $9.2 million, or 17.3%, during the six months ended December 31, 2014 primarily due to personnel related expenses and an increase in the costs of data purchased from state departments of motor vehicles consistent with the revenue growth in our AudaExplore re-underwriting business, increased personnel related expenses and incremental operating expense contributions from recently-acquired businesses other than SRS and I&S, mainly personnel related expenses.

Systems development and programming costs

Three Months Ended December 31, 2014 vs. Three Months Ended December 31, 2013. During the three months ended December 31, 2014, systems development and programming costs (“SD&P”) increased $3.8 million, or 17.8% to $25.5 million, and include incremental SD&P contributions from SRS, I&S and CAP of $0.9 million, $0.2 million and $0.1 million, respectively. On a constant currency basis and excluding incremental SD&P contributions from SRS and I&S, SD&P increased $3.7 million, or 18.4%, during the three months ended December 31, 2014 primarily due to an increase in SD&P expenses in both our Americas and EMEA segments.

Our EMEA SD&P increased $1.7 million, or 15.0% to $13.3 million and includes the incremental SD&P contribution from CAP of $0.1 million. On a constant currency basis and excluding the incremental SD&P contribution from CAP, EMEA SD&P increased $2.6 million, or 22.3%, during the three months ended December 31, 2014 primarily due to increased personnel expenses and incremental SD&P expense contributions from recently-acquired businesses other than CAP, mainly personnel related expenses.

Our Americas SD&P increased $2.1 million, or 21.2% to $12.2 million, and includes incremental SD&P contributions from SRS and I&S of $0.9 million and $0.2 million, respectively. On a constant currency basis and excluding incremental SD&P contributions from SRS and I&S, Americas SD&P increased $1.1 million, or 13.5%, during the three months ended December 31, 2014 primarily due to increased personnel expenses and incremental SD&P contributions from recently-acquired business other than SRS and I&S.

Six Months Ended December 31, 2014 vs. Six Months Ended December 31, 2013. During the six months ended December 31, 2014, SD&P increased $10.2 million, or 24.7%, to $51.4 million, and includes incremental SD&P contributions from SRS, I&S and CAP of $3.7 million, $0.4 million and $0.1 million, respectively. On a constant currency basis and excluding incremental SD&P contributions from SRS, I&S and CAP, SD&P increased $6.9 million, or 17.3%, during the six months ended December 31, 2014 primarily due to an increase in SD&P expenses in both our Americas and EMEA segments.

Our EMEA SD&P increased $4.6 million, or 20.3% to $27.0 million and includes the incremental SD&P contribution from CAP of $0.1 million. On a constant currency basis and excluding the incremental SD&P contributions from CAP, EMEA SD&P increased $5.2 million, or 23.0%, during the six months ended December 31, 2014 primarily due to increased personnel expenses and external development costs, and incremental SD&P expense contributions from recently-acquired businesses other than CAP, mainly personnel related expenses.

Our Americas SD&P increased 5.6 million, or 30.1%, to $24.4 million and include incremental SD&P contributions from SRS and I&S of $3.7 million and $0.4 million, respectively. On a constant currency basis and excluding incremental SD&P contributions from SRS and I&S, Americas SD&P increased $1.7 million, or 10.0%, during the six months ended December 31, 2014 primarily due to increased personnel expenses and incremental SD&P contributions from recently-acquired business other than SRS and I&S, mainly personnel related expenses.

Selling, general and administrative expenses

Three Months Ended December 31, 2014 vs. Three Months Ended December 31, 2013. During the three months ended December 31, 2014, selling, general and administrative expenses (“SG&A”) increased $4.5 million, or 6.3%, to $75.6 million and include incremental SG&A contributions from SRS, I&S and CAP of $2.6 million, $1.3 million and $1.4 million, respectively. On a constant currency basis and excluding incremental SG&A contributions from SRS, I&S and CAP, SG&A increased $2.2 million, or 3.3%, primarily due to incremental SG&A expense contributions from recently-acquired businesses other than SRS, I&S and CAP, mainly personnel related expenses, a $2.1 million increase in legal fees associated with the Mitchell patent infringement litigation, $1.5 million increase in personnel related expenses to support continued growth in our business and an increase in professional fees of $0.9 million, partially offset by a $4.8 million decrease in share based compensation expense primarily due to the reversal of previously recognized share-based compensation expense associated with the cancellation of unvested awards resulting from the termination of a senior executive.

Six Months Ended December 31, 2014 vs. Six Months Ended December 31, 2013. During the six months ended December 31, 2014, SG&A increased $21.3 million, or 15.6%, to $157.5 million and include incremental SG&A contributions from SRS, I&S and CAP of $9.7 million, $2.2 million and $1.4 million, respectively. On a constant currency basis and excluding incremental SG&A contributions from SRS, I&S and CAP, SG&A increased $10.6 million, or 8.0%, primarily due to incremental SG&A expense contributions from recently-acquired businesses other than SRS, I&S and CAP, mainly personnel related expenses, an $8.2 million increase in personnel and facilities related expenses to support continued growth in our business, a $1.7 million increase in legal fees associated with the Mitchell patent infringement litigation, an increase in professional fees of $0.9 million and an increase in advertising and marketing expenses of $0.7 million, partially offset by a $5.1 million decrease in share based compensation expense primarily due to the reversal of previously recognized share based compensation expense associated with the cancellation of unvested awards resulting from the termination of a senior executive.

Notwithstanding the impact of fluctuations in the value of the U.S. dollar versus certain foreign currencies in which we transact business, we expect SG&A to continue to increase in the future in absolute dollars as we continue to expand our business into new markets, incur costs related to acquisitions and continue to incur costs associated with being a public company.

Depreciation and amortization

Three Months Ended December 31, 2014 vs. Three Months Ended December 31, 2013; During the three months ended December 31, 2014, depreciation and amortization increased by $9.8 million, or 33.0%, to $39.4 million and includes incremental depreciation and amortization contributions from SRS, I&S and CAP of $3.2 million, $4.0 million and $1.4 million, respectively. On a constant currency basis and excluding incremental depreciation and amortization contributions from SRS, I&S and CAP, depreciation and amortization increased $2.2 million, or 8.6%, for the three months ended December 31, 2014 primarily due to incremental contributions from recently acquired businesses other than SRS, I&S and CAP, offset by the continued decrease in amortization expense related to the intangible assets acquired in the acquisition of Explore since these intangible assets are being amortized on an accelerated basis.

Six Months Ended December 31, 2014 vs. Six Months Ended December 31, 2013. During the six months ended December 31, 2014, depreciation and amortization increased by $22.7 million, or 41.4%, to $77.4 million and includes incremental depreciation and amortization contributions from SRS, I&S and CAP of $11.0 million, $6.7 million and $1.4 million, respectively. On a constant currency basis and excluding incremental depreciation and amortization contributions from SRS, I&S and CAP, depreciation and amortization increased $4.5 million, or 8.9%, for the six months ended December 31, 2014 primarily due to incremental contributions from recently acquired businesses other than SRS, I&S and CAP, offset by the continued decrease in amortization expense related to the intangible assets acquired in the acquisition of Explore since these intangible assets are being amortized on an accelerated basis.

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

Restructuring charges, asset impairments and other costs associated with exit and disposal activities

Three Months Ended December 31, 2014 vs. Three Months Ended December 31, 2013; Six Months Ended December 31, 2014 vs. Six Months Ended December 31, 2013. During the three months ended December 31, 2014 and 2013, we incurred restructuring charges, asset impairments and other costs associated with exit and disposal activities of $0.6 million and $0.7 million, respectively. During the six months ended December 31, 2014 and 2013, we incurred restructuring charges, asset impairments and other costs associated with exit and disposal activities of $2.9 million and $1.1 million, respectively.

The restructuring charges, asset impairments and other costs associated with exit and disposal activities incurred during the three and six months ended December 31, 2014 and 2013, respectively, consist primarily of employee termination benefits related to ongoing restructuring initiatives.

We expect to incur additional restructuring charges in future periods as we continue to undertake additional efforts to improve efficiencies in our business.

Acquisition and related costs

Three Months Ended December 31, 2014 vs. Three Months Ended December 31, 2013. We incurred acquisition and related costs of $11.5 million and $6.3 million, during the three months ended December 31, 2014 and 2013, respectively.

Acquisition and related costs incurred during the three months ended December 31, 2014 and 2013 consist primarily of contingent purchase consideration that is deemed compensatory in nature and other costs associated with completed acquisitions of $6.9 million and $6.8 million, respectively, and legal and professional fees incurred in connection with completed and contemplated business combinations of $4.6 million and $3.0 million, respectively. Acquisition and related costs incurred during the three months ended December 31, 2013 also reflects a $2.5 million cash payment received from SRS at closing which was intended to reimburse us for a portion of the direct and incremental costs we incurred related to the acquisition.

Six Months Ended December 31, 2014 vs. Six Months Ended December 31, 2013. We incurred acquisition and related costs of $22.8 million and $17.5 million, during the six months ended December 31, 2014 and 2013, respectively.

Acquisition and related costs incurred during the six months ended December 31, 2014 and 2013 consist primarily of contingent purchase consideration that is deemed compensatory in nature and other costs associated with completed acquisitions of $14.5 million and $15.4 million, respectively, and legal and professional fees incurred in connection with completed and contemplated business combinations of $8.3 million and $4.6 million, respectively. Acquisition and related costs incurred during the six months ended December 31, 2013 also reflects a $2.5 million cash payment received from SRS at closing which was intended to reimburse us for a portion of the direct and incremental costs we incurred related to the acquisition.

We expect to incur additional acquisition and related costs in future years as we continue to pursue potential business combinations and asset acquisitions as part of our plan to grow our business.

Interest expense

Three Months Ended December 31, 2014 vs. Three Months Ended December 31, 2013; Six Months Ended December 31, 2014 vs. Six Months Ended December 31, 2013. During the three and six months ended December 31, 2014, interest expense increased $0.4 million and $1.1 million, respectively, due to the increase in our total outstanding debt to approximately $2.3 billion resulting from the issuance of additional senior unsecured notes in June 2014 and November 2014.

We expect that our annual interest expense will increase in fiscal year 2015, as compared to fiscal year 2014, as a result of the issuance of additional unsecured notes in June 2014 and November 2014.

Other Expense, Net

Three Months Ended December 31, 2014 vs. Three Months Ended December 31, 2013. During the three months ended December 31, 2014, other expense, net decreased $43.7 million due primarily to the $60.2 million losses on debt extinguishment associated with the redemption of our 2018 Senior Notes incurred during the three months ended December 31, 2013, offset by an increase in loss on derivative instruments not designated as hedges of $9.6 million attributable to the swaps executed in November 2014 and the impact of fluctuations in foreign currency exchange rates on intercompany loans denominated in a currency other than the functional currency of the local company.

Six Months Ended December 31, 2014 vs. Six Months Ended December 31, 2013. During the six months ended December 31, 2014, other expense, net decreased $43.9 million due primarily to the $63.3 million loss on debt extinguishment associated with the redemption of our 2018 Senior Notes incurred during the six months ended December 31, 2013, offset by an increase in losses on derivative instruments not designated as hedges of $2.1 million attributable to the swaps executed in November 2014, a $2.5 million gain on asset sales recognized during the six months ended December 31, 2013 and the impact of fluctuations in foreign currency exchange rates on intercompany loans denominated in a currency other than the functional currency of the local company.

Income tax provision

Three Months Ended December 31, 2014 vs. Three Months Ended December 31, 2013; Six Months Ended December 31, 2014 vs. Six Months Ended December 31, 2013. During the three months ended December 31, 2014 and 2013, we recorded an income tax provision of $1.8 million and $12.5 million, respectively. The decrease in the income tax provision is due primarily to the establishment of a $29.7 million valuation allowance on our U.S. deferred tax assets during the three months ended December 31, 2013, partially offset by the tax benefit recognized during the three months ended December 31, 2013 related to costs associated with the redemption of the 2018 Senior Notes and certain discrete tax benefits recognized during the three months ended December 31, 2014.

Six Months Ended December 31, 2014 vs. Six Months Ended December 31, 2013. During the six months ended December 31, 2014 and 2013, we recorded an income tax provision of $9.3 million and $15.2 million, respectively. The decrease in the income tax provision is primarily due to the establishment of a $29.7 million valuation allowance on our U.S. deferred tax assets during the six months ended December 31, 2013, partially offset by the tax benefit recognized during the six months ended December 31, 2013 related to costs associated with the redemption of the 2018 Senior Notes and certain discrete tax benefits recognized during the six months ended December 31, 2014.

Our income tax provision for the three and six months ended December 31, 2014 is not necessarily indicative of the effective tax rate that may be expected for fiscal year 2015.

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

As of each reporting date, management considers all evidence, both positive and negative, that could impact our view with regards to future realization of deferred tax assets. As of December 31, 2014 and June 30, 2014, we continue to maintain a valuation allowance on our U.S. deferred tax assets $24.8 million due to the limitation in our ability to utilize foreign tax credit carryforwards prior to the expiration of the carryforward periods.

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

As of December 31, 2014, we had cash and cash equivalents of $393.0 million. At December 31, 2014, our total current and long-term debt obligations were $2.3 billion, consisting of $1.7 billion related to our senior unsecured notes due 2021 (the “2021 Senior Notes”) and $0.6 billion related to our senior unsecured notes due 2023 (the “2023 Senior Notes”).

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

The indentures governing the 2021 Senior Notes and the 2023 Senior Notes contain limited covenants, including those restricting our and our subsidiaries’ ability to incur certain liens, engage in sale and leaseback transactions and consolidate, merge with, or convey, transfer or lease substantially all of our or their assets to, another person, and, in the case of any of our subsidiaries that did not issue or guarantee such notes, incur indebtedness. We are in compliance with the specified covenants of the 2021 Senior Notes and the 2023 Senior Notes at December 31, 2014.

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

In November 2014, our Board of Directors approved a new share repurchase program, replacing the share repurchase program authorized in October 2013, for up to a total of $375 million of our common stock through December 31, 2016. Share repurchases are made from time to time, through an accelerated stock purchase agreement, in open market transactions at prevailing market prices or in privately negotiated transactions. The repurchase program does not require us to purchase any specific number or amount of shares, and the timing and amount of such purchases will be determined by management based upon market conditions and other factors. In addition, the program may be amended or terminated at the discretion of our Board of Directors. Through December 31, 2014, we repurchased approximately 1.0 million shares for $52.5 million under the share repurchase program that was authorized in November 2014. During the six months ended December 31, 2014, we repurchased approximately 1.5 million shares for $82.8 million under our share repurchase programs.

On December 3, 2014, we paid a quarterly cash dividend with a value of $0.195 per outstanding share of common stock and per outstanding restricted stock unit to our stockholders and restricted stock unit holders of record on November 20, 2014. The aggregate dividend payments for the six months ended December 31, 2014 were $26.9 million. On February 5, 2015, we announced that the Audit Committee of our Board of Directors approved the payment of a quarterly dividend of $0.195 per share of outstanding common stock and per outstanding restricted stock unit. The dividends are payable on March 3, 2015 to stockholders and restricted stock unit holders of record at the close of business on February 19, 2015. Any determination to pay dividends in future periods will be at the discretion of our Board of Directors. The indenture governing our senior unsecured notes include restrictions on our ability to pay dividends on our common stock.

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

We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2014 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. At December 31, 2014, the amount of cash associated with permanently reinvested foreign earnings was approximately $242.2 million. We have not, nor do we anticipate the need to, repatriate funds to the U.S. in order to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements. If we were to repatriate such foreign earnings in the future, we would incur incremental U.S. federal and state income taxes. However, our intent is to continue to indefinitely reinvest our foreign earnings and our current plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations.

The following summarizes our primary sources and uses of cash in the periods presented (in millions):

	Six Months Ended December 31,
	2014	2013	Change
Operating activities	$79.9	$127.1	$(47.2)
Investing activities	(803.3)	(351.9)	(451.4)
Financing activities	293.0	465.1	(172.1)

Operating activities. The $47.2 million decrease in cash provided by operating activities was primarily attributable to increases in payments of contingent purchase consideration that is considered compensatory in nature and employee incentive compensation payments.

Investing activities. The $451.4 million increase in cash used in investing activities was primarily attributable to an increase in cash used to acquire businesses, primarily the $279.4 million and $449.7 million paid to acquire I&S and CAP in July 2014 and November 2014, respectively. Also contributing to the increase is in increase in capital expenditures of $10.2 million and an increase in acquisitions and capitalization of intangible assets of $9.0 million.

Financing activities. The $172.1 million decrease in cash provided by financing activities is primarily attributable to a decrease in net proceeds from the issuance of senior unsecured notes, net of repayments of long-term debt, of $87.5 million. Also contributing to the decrease is a $67.9 million increase in stock repurchases due to the adoption of a new share repurchase program in November 2014 and a $13.4 million increase in payments of contingent purchase consideration.

Off-Balance Sheet Arrangements and Related Party Transactions

As of December 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Certain minority stockholders of our international subsidiaries are also commercial purchasers and users of our software and services. Revenue transactions with all of the individual minority stockholders in the aggregate were less than 10% of our consolidated revenue for the six months ended December 31, 2014 and 2013, respectively, and aggregate accounts receivable from the minority stockholders represent less than 10% of consolidated accounts receivable at December 31, 2014 and June 30, 2014, respectively.

On February 12, 2013, we entered into a Facilities Use Agreement with Aquila Family Ventures, LLC (“AFV"), an entity owned by the family of our Chief Executive Officer, Tony Aquila, pursuant to which we shall pay AFV a fixed annual fee of $140,000 in exchange for our use during calendar year 2013 of certain guest ranch facilities in Wyoming (the "Wyoming Facility"). On December 26, 2013, we executed an amendment to the Facilities Use Agreement with AFV and Chaparral Lane Investment, LLC ("CLI"), an entity owned by our Chief Executive Officer and his family, to (i) add an additional facility in Roanoke, Texas (the "Roanoke Facility") to the Facilities Use Agreement and (ii) increase the fixed annual fee to $170,000 in exchange for our use during calendar year 2014 of the Wyoming Facility. This fee increase is due to increased operating expenses of the Wyoming Facility and an increase in the number of days during which we use the Wyoming Facility. On December 31, 2014, we executed another amendment to the Facilities Use Agreement to: (i) increase the fixed annual fee paid by us to AFV for our use of the Wyoming Facility to $272,250, and (ii) provide for a true-up payment by us to AFV to the extent that our actual use of the Wyoming Facility during a calendar year exceeds the assumed use for that calendar year, which assumed use was a basis for the fixed annual fee. The true-up payment paid by us to AFV for calendar year 2014 was $63,270.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in our consolidated financial statements. On an ongoing basis, we evaluate estimates. We base our estimates on historical experiences and assumptions which we believe to be reasonable under the circumstances. These estimates form the basis for our judgments that affect the amounts reported in the consolidated financial statements. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 to our audited consolidated financial statements for the year ended June 30, 2014 and our critical accounting policies are more fully described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each of which are included in our Annual Report on Form 10-K for the year ended June 30, 2014 filed with the SEC on August 29, 2014. There have been no significant changes in our critical accounting policies and estimates during the six months ended December 31, 2014.

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

Period	Average Euro-to-U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2013	$1.32	$1.55
Quarter ended December 31, 2013	1.36	1.62
Quarter ended March 31, 2014	1.37	1.65
Quarter ended June 30, 2014	1.37	1.68
Quarter ended September 30, 2014	1.33	1.67
Quarter ended December 31, 2014	1.25	1.58

During the three months ended December 31, 2014 as compared to the three months ended December 31, 2013, the U.S. dollar strengthened against most major foreign currencies we use to transact our business. Relative to the Euro and the Pound Sterling, the average U.S. dollar strengthened by 8.2% and 2.2%, respectively, which decreased our revenues and expenses for the three months ended December 31, 2014. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in an increase or decrease, as the case may be, to our revenues of $7.9 million and $16.0 million during the three and six months ended December 31, 2014, respectively.

In the normal course of business, we are exposed to variability in foreign currency exchange rates. We use derivatives to mitigate risks associated with this variability. The following is a summary of outstanding derivative financial instruments as of December 31, 2014 that are intended to mitigate our exposure to variability in foreign currency exchange rates:

•
In April 2012, we entered into two pay fixed Euros / receive fixed U.S. dollars cross-currency swaps in the aggregate notional amount of €109.0 million. We pay Euro fixed coupon payments at 6.990% and receive U.S. dollar fixed coupon payments at 6.750% on the notional amount. The maturity date of the swaps is June 15, 2018. These cross-currency swaps were designated, at inception, as cash flow hedges. We report the effective portion of the gain or loss on these hedges as a component of accumulated other comprehensive income (loss) in stockholders' equity and reclassify these gains or losses into earnings when the hedged transaction affects earnings.

•
In November 2014, we entered into a pay fixed Euros / receive fixed U.S. dollars cross-currency swap with a notional amount of €401.6 million. Under the terms of the cross-currency swap, we pay Euro fixed coupon payments at 4.993% and receive U.S. dollar fixed coupon payments at 6.000% on the notional amount. The maturity date of the cross-currency swap is June 15, 2021. The cross-currency swap was not designated as a hedge at inception. We recognize changes in the fair value of the cross-currency swap in other (income) expense, net in our consolidated statements of income.

Interest Rate Risk

Our outstanding long-term debt as of December 31, 2014 consists entirely of senior unsecured notes that bear interest at a fixed interest rate. Accordingly, we are not subject to interest rate risk.

In November 2014, we entered into a pay floating / received fixed interest rate swap with a notional amount of $400.0 million. Under the terms of the interest rate swap, we pay quarterly floating coupon payments at 3-month LIBOR plus 3.924% and receive semi-annual fixed coupon payments at 6.000%. The maturity date of the interest rate swap is June 15, 2021, although the swap may be terminated at any time effective June 15, 2017 by the counterparty subject to the payment of a cancellation fee. The interest rate swap was not designated as a hedge at inception. We recognize changes in the fair value of the interest rate swap in other (income) expense, net in our consolidated statements of income.

ITEM 4.	CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures and, based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

Changes in Internal Controls

We did not identify any changes in our internal control over financial reporting that occurred during the second quarter of fiscal year 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We derive a substantial portion of our revenues from sales to large insurance companies and collision repair facilities that have relationships with these insurance companies. During the six months ended December 31, 2014, we derived 15.4% of our revenues from our ten largest insurance company customers. The largest three of these customers accounted for 2.7%, 2.3%, and 2.0%, respectively, of our revenues during the six months ended December 31, 2014. A loss of one or more of these customers would result in a significant decrease in our revenues, including the business generated by collision repair facilities associated with those customers. Furthermore, many of our arrangements with European customers are terminable by them on short notice or at any time. In addition, disputes with customers may lead to delays in payments to us, terminations of agreements or litigation. Additional terminations or non-renewals of customer contracts or reductions in business from our large customers would harm our business, financial condition and results of operations.

Our industry is highly competitive, and our failure to compete effectively could result in a loss of customers and market share, which could harm our revenues and operating results.

The markets for our automobile insurance claims processing software and services are highly competitive. In the United
States, our principal competitors are CCC Information Services Group Inc. and Mitchell International Inc. In Europe, our principal competitors are EurotaxGlass’s Group, DAT GmbH and GT Motive Enisa Group. Mitchell International recently consummated a strategic relationship with GT Motive Einsa Group, including an equity investment. We also encounter regional or country-specific competition in the markets for automobile insurance claims processing software and services and our other products and services. For example Experian® is our principal competitor in the United Kingdom in the vehicle validation market, car.tv is our principal competitor in Germany in the online salvage vehicle disposition market and ChoicePoint is our principal competitor in the United States in the automobile reunderwriting solutions market. The principal competitors of SRS in the U.S. service, repair and maintenance software and solutions market are ALLDATA and the Mitchell1 repair manuals. The principal competitor of our I&S business is Safelite Solutions. If one or more of our competitors develop software or services that are superior to ours or are more effective in marketing their software or services, our market share could decrease, thereby reducing our revenues. In addition, if one or more of our competitors retain existing or attract new customers for which we have developed new software or services, we may not realize expected revenues from these new offerings, thereby reducing our profitability.

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

We derive most of our revenues, and incur most of our costs, in currencies other than the U.S. dollar, mainly the Euro. In our historical financial statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period for our consolidated statement of income and certain components of stockholders’ equity or the exchange rate at the end of that period for the consolidated balance sheet. These translations resulted in a net foreign currency translation adjustment of $(99.1) million and $41.0 million for the six months ended December 31, 2014 and 2013, respectively, which are recorded as a component of accumulated other comprehensive income (loss) in the stockholders' equity. Ongoing global economic conditions have impacted currency exchange rates.

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

Period	Average Euro-to-U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2013	$1.32	$1.55
Quarter ended December 31, 2013	1.36	1.62
Quarter ended March 31, 2014	1.37	1.65
Quarter ended June 30, 2014	1.37	1.68
Quarter ended September 30, 2014	1.33	1.67
Quarter ended December 31, 2014	1.25	1.58

During the three months ended December 31, 2014 as compared to the three months ended December 31, 2013, the U.S. dollar strengthened against most major foreign currencies we use to transact our business. Relative to the Euro and the Pound Sterling, the average U.S. dollar strengthened versus the Euro by 8.2% and 2.2%, respectively, which decreased our revenues and expenses for the three months ended December 31, 2014. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in an increase or decrease, as the case may be, to our revenues of $7.9 million and $16.0 million during the three and six months ended December 31, 2014, respectively.

In the normal course of business, we are exposed to variability in foreign currency exchange rates. We use derivatives to mitigate risks associated with this variability. The following is a summary of outstanding derivative financial instruments as of December 31, 2014 that are intended to mitigate our exposure to variability in foreign currency exchange rates:

•
In April 2012, we entered into two pay fixed Euros / receive fixed U.S. dollars cross-currency swaps in the aggregate notional amount of €109.0 million. We pay Euro fixed coupon payments at 6.990% and receive U.S. dollar fixed coupon payments at 6.750% on the notional amount. The maturity date of the swaps is June 15, 2018. These cross-

currency swaps were designated, at inception, as cash flow hedges. We report the effective portion of the gain or loss on these hedges as a component of accumulated other comprehensive income (loss) in stockholders' equity and reclassify these gains or losses into earnings when the hedged transaction affects earnings.

•
In November 2014, we entered into a pay fixed Euros / receive fixed U.S. dollars cross-currency swap with a notional amount of €401.6 million. Under the terms of the cross-currency swap, we pay Euro fixed coupon payments at 4.993% and receive U.S. dollar fixed coupon payments at 6.000% on the notional amount. The maturity date of the cross-currency swap is June 15, 2021. The cross-currency swap was not designated as a hedge at inception. We recognize changes in the fair value of the cross-currency swap in other (income) expense, net in our consolidated statements of income.

During the three and six months ended December 31, 2014 and 2013, we recognized a loss on the floating rate cross-currency swaps not designated as hedging instruments of $11.8 million, $2.2 million, $9.4 million and $7.3 million, respectively, which is included in other (income) expense, net in our consolidated statements of income.

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

Our operations and performance depend on worldwide economic conditions, which have deteriorated significantly in many countries where our products and services are sold, and may remain depressed for the foreseeable future. These conditions make it difficult for our customers and potential customers to accurately forecast and plan future business activities, and could cause our customers and potential customers to slow, reduce or refrain from spending on our products. In addition, external factors that affect our business have been and may continue to be impacted by the global economic slowdown. Examples include:

•
Number of Insurance Claims Made: In fiscal year 2014, the number of insurance claims made increased slightly versus fiscal year 2013. However, in several of our large western European markets, the number of insurance claims for vehicle damage submitted by owners to their insurance carriers declined slightly. The number of insurance claims made can be influenced by factors such as unemployment levels, the number of miles driven, changing gasoline prices, the number of uninsured drivers, changing insurance premiums and insured drivers opting for lower coverage or higher deductible levels, among other things. Fewer claims made can reduce the transaction-based fees that we generate.

•
Sales of New and Used Vehicles: According to industry sources, global new vehicle sales grew by 3.7% in 2012 to 79.5 million units and by 4.2% in 2013 to 82.8 million units. In markets where automobile insurance is generally government-mandated and claims processing is digitized (“advanced markets”), sales are projected to grow at 1.3% compound annual growth rate through 2020. Fewer new light vehicle sales can result in fewer insured vehicles on the road and fewer automobile accidents, which can reduce the transaction-based fees that we generate.

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

Our growth is dependent upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. We have addressed and will continue to address the need to introduce new products both through internal development and through acquisitions of other companies and technologies that would complement or extend our business or enhance our technological capability. In fiscal year 2014, we acquired six businesses, as well as 50% ownership interest in SRS. In fiscal year 2015 to date, we have acquired four businesses, including I&S and CAP.

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

Our merger and acquisition activities are subject to antitrust and competition laws, which laws could impact our ability to pursue strategic transactions. If we were found to violate antitrust and competition laws, we would be subject to various remedies, including divestiture of the acquired businesses. For example, we recently announced that the U.S. Federal Trade Commission (the "FTC") closed its investigation into our acquisition of Actual Systems. Pursuant to the termination of the investigation, and without admitting any violation of the law, we agreed to enter into a consent order with the FTC relating to the salvage yard management system business and effected a voluntary divestiture of the United States and Canadian businesses of Actual Systems in August 2013 to a purchaser group substantially composed of the former shareholders of Actual Systems. Additionally, our completed acquisition of CAP in the United Kingdom is subject to an ongoing merger review by the Competition and Markets Authority (the "CMA"). We are restricted from integrating CAP into our existing business operations until the conclusion of the CMA review.

We (i) participate in our SRS joint venture with an affiliate of WCAS, (ii) participate in joint ventures in some countries and, (iii) may participate in future joint ventures. Our partners in these ventures may have interests and goals that are inconsistent with or different from ours, which could result in the joint venture taking actions that negatively impact our growth in the local market and consequently harm our business or financial condition. If we are unable to find suitable partners or if suitable partners are unwilling to enter into joint ventures with us, our growth into new geographic markets may slow, which would harm our results of operations.

Additionally, we may finance future acquisitions and acquisitions of additional interests in our SRS joint venture and/or additional joint ventures with cash from operations, additional indebtedness and/or the issuance of additional securities, any of which may impair the operation of our business or present additional risks, such as reduced liquidity, or increased interest expense. For example, we financed the purchase price for the Explore, CAP and I&S acquisitions with private offerings of additional senior unsecured notes. We may also seek to restructure our business in the future by disposing of certain of our assets, which may harm our future operating results, divert significant managerial attention from our operations and/or require us to accept non-cash consideration, the market value of which may fluctuate. The ability of WCAS to require us to purchase its equity interests in our SRS joint venture is outside of our control and, as a result, we may be required to purchase such equity interests at a time in which we would otherwise want to use such funds for another purpose, including funding capital expenditures or other strategic initiatives.

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

Our insurance company customers are subject to extensive government regulations, mainly at the state level in the United States and at the country level in our non-U.S. markets. Some of these regulations relate directly to our software and services, including regulations governing the use of total loss and estimating software. If our insurance company customers fail to comply with new or existing insurance regulations, including those applicable to our software and services, they could lose their certifications to provide insurance and/or reduce their usage of our software and services, either of which would reduce our revenues. Also, we are subject to direct regulation in some markets, and our failure to comply with these regulations could significantly reduce our revenues or subject us to government sanctions. In addition, future regulations could force us to implement costly changes to our software and/or databases or have the effect of prohibiting or rendering less valuable one or more of our offerings. Moreover, some states in the United States have changed and are contemplating changes to their regulations to permit insurance companies to use book valuations or public source valuations for total loss calculations, making our total loss software potentially less valuable to insurance companies in those states. Some states have adopted total loss regulations that, among other things, require insurers to use a methodology deemed acceptable to the respective government agency.

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

We acquire and distribute personal, public and non-public information, store it in our some of our databases and provide it in various forms to certain of our customers in accordance with applicable law and contracts. We are subject to government regulation and, from time to time, companies in similar lines of business to us are subject to adverse publicity concerning the use of such data. We provide many types of data and services that are subject to regulation under the Fair Credit Reporting Act, Gramm-Leach-Bliley Act, Driver’s Privacy Protection Act, Health Insurance Portability and Accountability Act, the European Union’s Data Protection Directive, the United Kingdom's Financial Services and Markets Act 2000 Order 2001, and, to a lesser extent, various other international, federal, state and local laws and regulations. These laws and regulations are designed to protect the privacy of the public and to prevent the misuse of personal information. Our suppliers that provide us with protected and regulated data face similar regulatory requirements and, consequently, they may cease to be able to provide data to us or may substantially increase the fees they charge us for this data which may make it financially burdensome or impossible for us to acquire data that is necessary to offer our certain of our products and services. Additionally, many consumer advocates, privacy advocates, and government regulators believe that the existing laws and regulations do not adequately protect privacy of personal information. They have become increasingly concerned with the use of personal information, particularly social security numbers, department of motor vehicle data and dates of birth. As a result, they are lobbying for further restrictions on the dissemination or commercial use of personal information to the public and private sectors. The following legal and regulatory developments also could have a material adverse effect on our business, financial position, results of operations or cash flows:

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

We have a significant amount of indebtedness. As of December 31, 2014, our indebtedness, including current maturities, was $2.3 billion, which consists of $1.7 billion related to the 2021 Senior Notes and $0.6 billion related to the 2023 Senior Notes.

During the six months ended December 31, 2014, our aggregate interest expense was $56.6 million and cash paid for interest was $61.0 million. As a result of our issuance of additional senior unsecured notes in June and November 2014, we expect our interest expense and cash interest expense to increase in fiscal year 2015 as compared to fiscal year 2014.

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
Pursuant to agreements entered into prior to the CSG Acquisition, the noncontrolling stockholders of certain of our majority-owned subsidiaries have the right to require us to redeem their shares at the then fair market value. For financial statement reporting purposes, the estimated fair market value of these redeemable noncontrolling interests was $80.1 million at December 31, 2014.

We are active in over 70 countries, where we are subject to country-specific risks that could adversely impact our business and results of operations.

During the six months ended December 31, 2014, we generated approximately 57% of our revenues outside the U.S. and we expect revenues from non-U.S. markets to continue to represent a majority of our total revenues. Business and operations in individual countries are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, currency exchange controls and repatriation of earnings. Our results are also subject to the difficulties of coordinating our activities across over 70 different countries. Furthermore, our business strategy includes expansion of our operations into new and developing markets, which will require even greater international coordination, expose us to additional local government regulations and involve markets in which we do not have experience or established operations. In addition, our operations in each country are vulnerable to changes in socio-economic conditions and monetary and fiscal policies, intellectual property protection disputes, the settlement of legal disputes through foreign legal systems, the collection of receivables through foreign legal systems, exposure to possible expropriation or other governmental actions, unsettled political conditions, possible terrorist attacks and pandemic disease. These and other factors may harm our operations in those countries and therefore our business, financial condition and results of operations.

We have a large amount of goodwill and other intangible assets as a result of acquisitions. Our earnings will be harmed if we suffer an impairment of our goodwill or other intangible assets.

We have a large amount of goodwill and other intangible assets and are required to perform an annual, or in certain situations a more frequent, assessment for possible impairment for accounting purposes. At December 31, 2014, we had goodwill and other intangible assets of $2.8 billion, or approximately 77% of our total assets. If we do not achieve our planned operating results or other factors impair these assets, we may be required to incur a non-cash impairment charge. Any impairment charges in the future will adversely affect our results of operations.

We may incur significant restructuring and severance charges in future periods, which would harm our operating results and cash position or increase debt.

We incurred restructuring charges of $2.9 million and $1.1 million during the six months ended December 31, 2014 and 2013, respectively. These charges consist primarily of relocation and termination benefits paid or to be paid to employees, lease obligations associated with vacated facilities and other costs incurred related to our restructuring initiatives. As of December 31, 2014, our remaining restructuring and severance obligations associated with these restructuring initiatives were $0.9 million.

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

We believe that the brand identity we have developed and acquired has significantly contributed to the success of our business. We also believe that maintaining and enhancing our brands, such as Audatex, ABZ, Hollander, Informex, Sidexa, HPI, AUTOonline, Market Scan, IMS, Identifix, AutoPoint, LYNX Services, CAP and Explore, are critical to the expansion of our software and services to new customers in both existing and new markets. Maintaining and enhancing our brands may require us to make substantial investments and these investments may not be successful. If we fail to promote and maintain our brands or if we incur excessive expenses in this effort, our business, operating results and financial condition will be harmed. We anticipate that, as our markets become increasingly competitive, maintaining and enhancing our brands may become increasingly difficult and expensive. Maintaining and enhancing our brands will depend largely on our ability to be a technology innovator, to continue to provide high quality software and services and protect and defend our brand names and trademarks, which we may not do successfully. To date, we have not engaged in extensive direct brand promotion activities, and we may not successfully implement brand enhancement efforts in the future.

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

We began paying quarterly cash dividends to holders of our outstanding of common stock and restricted stock units in the quarter ended September 30, 2009. On February 5, 2015, we announced that the Audit Committee of our Board of Directors approved the payment of a quarterly dividend of $0.195 per outstanding share of common stock and per outstanding restricted stock unit. The dividends are payable on March 3, 2015 to stockholders and restricted stock unit holders of record at the close of business on February 19, 2015. Any determination to pay dividends in future periods will be at the discretion of our Board of Directors. Our ability to pay dividends to holders of our common stock and restricted stock units in future periods may be limited by restrictive covenants under the indenture for the senior unsecured notes. As a result, your only opportunity to achieve a return on your investment in us could be if the market price of our common stock appreciates and you sell your shares at a profit. We cannot assure you that the market price for our common stock will ever exceed the price that you pay.

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

In November 2014, our Board of Directors approved a new share repurchase program replacing the share repurchase program authorized in October 2013, for up to a total of $375 million of our common stock through December 31, 2016. Share repurchases are made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. The repurchase program does not require us to purchase any specific number or amount of shares, and the timing and amount of such purchases will be determined by management based upon market conditions and other factors. In addition, the program may be amended or terminated at the discretion of our Board of Directors. The following table provides the amount of shares repurchased under the repurchase program during each month to date (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
October 2013 Share Repurchase Program
October 2013	—	$—	—	$200,000
November 2013	136	$64.73	136	$191,183
December 2013	14	$68.43	14	$190,236
January 2014	—	$—	—	$190,236
February 2014	250	$66.91	250	$173,503
March 2014	50	$66.74	50	$170,165
April 2014	—	$—	—	$170,165
May 2014	153	$66.45	153	$159,974
June 2014	195	$65.61	195	$147,171
July 2014	—	$—	—	$147,171
August 2014	35	$60.81	35	$145,051
September 2014	465	$60.58	465	$116,865
Total	1,298	$64.03	1,298	$116,865
November 2014 Share Repurchase Program
November 2014				$375,000
November 2014	350	$53.38	350	$356,316
December 2014	696	$48.55	696	$322,535
Total	1,046	$50.17	1,046	$322,535

ITEM 6.	EXHIBITS.

Exhibit No.	Description
10.1	Second Amendment to the Facilities Use Agreement, dated December 31, 2014, by and among Aquila Family Ventures, LLC, Chapparal Lane Investment, LLC and Solera Holdings, Inc.
10.2
Sale and Purchase Agreement, dated November 20, 2014, by and among CAP Group S.a.r.l, Montagu IV, LP, Montagu IV(B) LP, Montagu IV (non-U.S.) LP, Montagu IV (U.S.) LP, HPI Holding Limited, and certain other individuals set forth therein.

10.3	Warranty Deed, dated November 20, 2014, by and among HPI Holding Limited and certain individuals set forth therein.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tony Aquila, Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Renato Giger, Chief Financial Officer and Treasurer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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
February 9, 2015