Form 10-Q
period 2015-03-31
SOLERA HOLDINGS, INC
filed 2015-05-11
CIK 1324245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the issuer’s common stock as of May 6, 2015 was 67,119,058.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SOLERA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	March 31, 2015	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$395,430	$837,751
Accounts receivable, net of allowance for doubtful accounts of $3,976 and $5,098 at March 31, 2015 and June 30, 2014, respectively	148,452	153,150
Other receivables	26,956	23,002
Other current assets	45,521	35,594
Deferred income tax assets	38,866	8,184
Total current assets	655,225	1,057,681
Property and equipment, net	87,963	76,977
Goodwill	1,865,496	1,574,937
Intangible assets, net	829,759	584,756
Other noncurrent assets	86,154	13,012
Noncurrent deferred income tax assets	84,208	92,723
Total assets	$3,608,805	$3,400,086
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,821	$37,413
Accrued expenses and other current liabilities	265,857	216,828
Income taxes payable	31,408	15,179
Deferred income tax liabilities	4,475	13,332
Total current liabilities	339,561	282,752
Long-term debt	2,283,045	1,867,808
Other noncurrent liabilities	54,634	63,433
Noncurrent deferred income tax liabilities	130,706	106,295
Total liabilities	2,807,946	2,320,288
Redeemable noncontrolling interests	416,331	382,298
Stockholders’ equity:
Solera Holdings, Inc. stockholders’ equity:
Common shares, $0.01 par value: 150,000 shares authorized; 67,081 and 68,552 issued and outstanding as of March 31, 2015 and June 30, 2014, respectively	594,922	629,247
Retained earnings (accumulated deficit)	(7,195)	71,417
Accumulated other comprehensive loss	(212,815)	(12,688)
Total Solera Holdings, Inc. stockholders’ equity	374,912	687,976
Noncontrolling interests	9,616	9,524
Total stockholders’ equity	384,528	697,500
Total liabilities and stockholders’ equity	$3,608,805	$3,400,086
See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Revenues	$280,994	$262,416	$843,775	$719,360
Cost of revenues:
Operating expenses	69,556	57,524	210,524	162,033
Systems development and programming costs	26,444	25,094	77,826	66,302
Total cost of revenues (excluding depreciation and amortization)	96,000	82,618	288,350	228,335
Selling, general and administrative expenses (1)	88,976	78,684	246,444	214,878
Depreciation and amortization	41,662	33,960	119,028	88,657
Restructuring charges, asset impairments, and other costs associated with exit and disposal activities	1,826	3,347	4,716	4,457
Acquisition and related costs	9,049	10,824	31,859	28,307
Interest expense	34,075	25,634	90,668	81,093
Other (income) expense, net	(47,734)	(159)	(29,453)	62,061
	223,854	234,908	751,612	707,788
Income before provision for income taxes	57,140	27,508	92,163	11,572
Income tax provision	22,004	7,209	31,256	22,418
Net income (loss)	35,136	20,299	60,907	(10,846)
Less: Net income attributable to noncontrolling interests	5,990	406	14,949	6,623
Net income (loss) attributable to Solera Holdings, Inc.	$29,146	$19,893	$45,958	$(17,469)
Net income (loss) attributable to Solera Holdings, Inc. per common share:
Basic	$0.43	$0.29	$0.67	$(0.26)
Diluted	$0.43	$0.28	$0.66	$(0.26)
Dividends paid per share	$0.195	$0.17	$0.585	$0.51
Weighted-average shares used in the calculation of net income (loss) attributable to Solera Holdings, Inc. per common share:
Basic	67,165	68,887	67,927	68,848
Diluted	67,530	69,455	68,334	68,848

(1) Includes share-based compensation expense of $12.6 million and $8.7 million for the three months ended March 31, 2015 and 2014, respectively, and $26.9 million and $28.1 million for the nine months ended March 31, 2015 and 2014, respectively.

See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net income (loss)	$35,136	$20,299	$60,907	$(10,846)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of income tax benefit (expense) of $0, $643, $858 and $18, respectively	(115,946)	(595)	(225,435)	45,577
Unrealized gain (loss) on derivative financial instruments:
Unrealized gain (loss) on derivative financial instruments, net of income tax benefit (expense) of $(9,708), $534, $(576), and $5,894, respectively	16,506	(788)	35,542	(9,316)
Amounts reclassified out of accumulated other comprehensive income (loss), net of income tax benefit (expense) of $8,366, $131, $494 and $(5,101), respectively	(14,224)	(195)	(30,473)	8,063
Net change in unrealized gain (loss) on derivative financial instruments	2,282	(983)	5,069	(1,253)
Total other comprehensive income (loss)	(113,664)	(1,578)	(220,366)	44,324
Total comprehensive income (loss)	(78,528)	18,721	(159,459)	33,478
Comprehensive income (loss) attributable to noncontrolling interests	(3,821)	359	(5,290)	11,778
Comprehensive income (loss) attributable to Solera Holdings, Inc.	$(74,707)	$18,362	$(154,169)	$21,700

See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$60,907	$(10,846)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	119,028	88,657
Provision for doubtful accounts	2,215	3,471
Share-based compensation expense	26,902	28,095
Deferred income tax benefit	(4,820)	(7,125)
Change in fair value of derivative financial instruments	(30,473)	8,063
Loss on extinguishment of debt	—	63,328
Other	(498)	3,480
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
(Increase) decrease in accounts receivable	(5,526)	2,039
Increase in other assets	(99,714)	(21,597)
Decrease in accounts payable	(193)	(4,068)
Increase in accrued expenses and other liabilities	83,456	65,982
Net cash provided by operating activities	151,284	219,479
Cash flows from investing activities:
Capital expenditures	(42,428)	(28,405)
Acquisitions and capitalization of intangible assets	(21,007)	(15,324)
Acquisitions of businesses, net of cash acquired and proceeds from sale of business	(762,969)	(325,485)
Increase in restricted cash	(3,261)	(65)
Net cash used in investing activities	(829,665)	(369,279)
Cash flows from financing activities:
Proceeds from debt issuance, net of payments of debt issuance costs	415,712	1,700,952
Payment of contingent purchase consideration	(15,531)	(2,182)
Principal payments on financed asset acquisitions	(139)	(91)
Repayments of long-term debt	—	(1,197,691)
Cash dividends paid on common shares and participating securities	(40,163)	(35,438)
Cash dividends paid to noncontrolling interests	(10,371)	(11,760)
Repurchases of common stock	(101,698)	(34,960)
Proceeds from stock purchase plan and exercise of stock options	5,045	7,497
Net cash provided by financing activities	252,855	426,327
Effect of foreign currency exchange rate changes on cash and cash equivalents	(16,795)	4,443
Net change in cash and cash equivalents	(442,321)	280,970
Cash and cash equivalents, beginning of period	837,751	464,239
Cash and cash equivalents, end of period	$395,430	$745,209
Supplemental cash flow information:
Cash paid for interest	$60,963	$61,538
Cash paid for income taxes	$51,337	$33,271
Supplemental disclosure of non-cash investing and financing activities:
Capital assets financed	$623	$296
Accrued contingent purchase consideration	$11,314	$1,469

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

Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), and therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated financial statements for the periods presented reflect all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the fiscal year ended June 30, 2014, included in our Annual Report on Form 10-K filed with the SEC on August 29, 2014. Our operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for any future periods.

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

In April 2015, FASB issued ASU Topic No. 2015-3, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU Topic No. 2015-3 is effective for our fiscal year 2017.

In April 2015, FASB issued ASU Topic No. 2015- 5, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to help entities determine whether a cloud computing arrangement includes a software license and evaluate fees paid by a customer in a cloud computing arrangement. ASU Topic No. 2015-5 is effective for our fiscal year 2017.

2.	Net Income (Loss) Attributable to Solera Holdings, Inc. Per Common Share

All of our restricted stock units and performance share units have the right to receive non-forfeitable dividends on an equal basis with common stock and therefore are considered participating securities that must be included in the calculation of net income (loss) per share using the two-class method. Under the two-class method, basic and diluted net income (loss) per share is determined by calculating net income (loss) per share for common stock and participating securities based on the cash dividends paid and participation rights in undistributed earnings. Diluted net income (loss) per share also considers the dilutive effect of in-the-money stock options and unvested restricted stock units and performance share units that have the right to receive forfeitable dividends, calculated using the treasury stock method. Under the treasury stock method, the amount of assumed proceeds from unexercised stock options and unvested restricted stock units includes the amount of compensation cost attributable to future services not yet recognized, proceeds from the exercise of the options, and any excess income tax benefit or liability.

The computation of basic and diluted net income (loss) attributable to Solera Holdings, Inc. per common share using the two-class method is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Basic net income (loss) attributable to Solera Holdings, Inc. per common share:
Net income (loss) attributable to Solera Holdings, Inc.	$29,146	$19,893	$45,958	$(17,469)
Less: Dividends paid and undistributed earnings allocated to participating securities	(341)	(129)	(565)	(234)
Net income (loss) attributable to common shares – basic	$28,805	$19,764	$45,393	$(17,703)
Weighted-average number of common shares used to compute basic net income (loss) attributable to Solera Holdings, Inc. per common share	67,165	68,887	67,927	68,848
Basic net income (loss) attributable to Solera Holdings, Inc. per common share	$0.43	$0.29	$0.67	$(0.26)
Diluted net income (loss) attributable to Solera Holdings, Inc. per common share:
Net income (loss) attributable to Solera Holdings, Inc.	$29,146	$19,893	$45,958	$(17,469)
Less: Dividends paid and undistributed earnings allocated to participating securities	(340)	(129)	(564)	(234)
Net income (loss) attributable to common shares – diluted	$28,806	$19,764	$45,394	$(17,703)

Weighted-average number of common shares used to compute basic net income (loss) attributable to Solera Holdings, Inc. per common share	67,165	68,887	67,927	68,848
Dilutive effect of options to purchase common stock, restricted stock units and performance share units	365	568	407	—
Weighted-average number of common shares used to compute diluted net income (loss) attributable to Solera Holdings, Inc. per common share	67,530	69,455	68,334	68,848
Diluted net income (loss) attributable to Solera Holdings, Inc. per common share	$0.43	$0.28	$0.66	$(0.26)

The following securities that could potentially dilute earnings per share in the future are not included in the determination of diluted net income attributable to Solera Holdings, Inc. per common share (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Antidilutive options to purchase common stock and restricted stock units	108	2	81	505

3.	Business Combinations

Acquisition of CAP

On November 20, 2014, we acquired 100% of the equity interests of CAP, for approximately £284.8 million ($449.7 million) in cash paid at closing. CAP is a leading provider of real-time, high-accuracy valuations and specifications for new and used vehicles in the United Kingdom. CAP's solutions provide pricing transparency for vehicle transactions and enable buyers and sellers of vehicles to make accurate pricing decisions. The acquisition of CAP creates the only United Kingdom-based enterprise with decision support data and software solutions spanning vehicle valuation, validation, collision and mechanical repair and total cost of ownership. We financed the acquisition of CAP through the issuance of additional senior unsecured notes (Note 9) as well as cash on hand. CAP has been assigned to our EMEA segment. We have included the results of operations of CAP in our consolidated statements of income from the acquisition date. Revenues and net income earned by CAP were $15.6 million and $1.7 million, respectively, for the period from the acquisition date through March 31, 2015.

We have accounted for the acquisition of CAP under the acquisition method of accounting and, accordingly, the total purchase price has been allocated to the acquired tangible and identifiable intangible assets and assumed liabilities based on their estimated fair values on the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. Of the purchase price for CAP, we have preliminarily allocated £185.8 million ($293.3 million) to goodwill and £122.7 million ($193.6 million) to identifiable intangible assets. The goodwill recorded in the acquisition represents future enhancements to the software and database, future customer relationships and markets, and the workforce. The goodwill recorded in the CAP acquisition is not expected to be tax deductible for U.S. federal income tax purposes.

The following table summarizes the preliminary purchase price allocation for the acquisition of CAP (in thousands):

Goodwill	$293,303
Intangible assets	193,640
Cash	4,606
Accounts receivable	9,352
Other assets acquired	2,876
Accounts payable and other current liabilities assumed	(4,720)
Deferred revenue	(16,925)
Deferred tax liabilities	$(32,476)
Total	$449,656

Identifiable intangible assets acquired from CAP were as follows:

	Value (in thousands)	Weighted Average Amortizable Life (in years)
Customer relationships	$78,365	19.8
Technology	58,900	10.0
Trademarks	56,375	Indefinite
Total	$193,640

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

In connection with the acquisition of CAP, we incurred direct and incremental costs of $4.5 million, consisting of legal and professional fees, which are included in acquisition and related costs in our consolidated statements of income.

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

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Nine Months Ended March 31, 2015	Nine Months Ended March 31, 2014
	(unaudited)		(unaudited)
Revenues	$280,994	$272,118	$861,393	$746,955
Net income (loss) attributable to Solera Holdings, Inc.	29,146	15,088	40,945	(30,754)
Net income (loss) attributable to Solera Holdings, Inc. per common share—basic	0.43	0.22	0.59	(0.45)
Net income (loss) attributable to Solera Holdings, Inc. per common share—diluted	0.43	0.22	0.59	(0.45)

Acquisition of I&S

On July 29, 2014, we acquired 100% of the operating entities and other assets comprising I&S, for approximately $279.4 million in cash paid at closing. Operating under the brand names of LYNX Services, GTS Services, and GLAXIS, I&S is a leading provider of software and business management tools, third-party claims administration, first notice of loss and network management services to the U.S. auto and property repair industries, specializing in glass claims. The acquisition of I&S allows us to expand our relationship with insurance companies in the U.S. and abroad with workflow tools and third-party management services for glass, property, and collision claims as well as providing business management solutions to a broad network of auto repair and flat glass retailers. I&S has been included in our Americas segment. We have included the results of operations of I&S in our consolidated statements of income from the acquisition date. Revenues earned and net loss incurred by I&S were $40.2 million and $(2.2) million, respectively, for the period from the acquisition date through March 31, 2015.

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

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Nine Months Ended March 31, 2015	Nine Months Ended March 31, 2014
	(unaudited)		(unaudited)
Revenues	$280,994	$277,063	$848,687	$761,895
Net income (loss) attributable to Solera Holdings, Inc.	29,146	20,680	48,176	(15,396)
Net income (loss) attributable to Solera Holdings, Inc. per common share—basic	0.43	0.30	0.70	(0.23)
Net income (loss) attributable to Solera Holdings, Inc. per common share—diluted	0.43	0.30	0.70	(0.23)

Other Acquisitions

In addition to CAP and I&S, we acquired three businesses during the nine months ended March 31, 2015 for approximately $32.9 million in cash paid at closing and additional future cash payments of up to $19.8 million contingent upon the achievement of certain financial performance, product-related, integration and other objectives. These acquisitions are immaterial, both individually and in the aggregate. The purchase price allocation for these acquisitions reflected in the accompanying consolidated balance sheet as of March 31, 2015 are preliminary.

During the nine months ended March 31, 2014, we acquired four businesses for approximately $50.2 million in cash paid at closing and additional future cash payments of up to $30.5 million contingent upon the achievement of certain financial performance, product-related, integration and other objectives. The acquisitions completed during the nine months ended March 31, 2014 were immaterial both individually and in the aggregate.

Contingent Purchase Consideration

At March 31, 2015, the maximum aggregate amount of remaining contingent cash payments associated with our business combinations is $108.3 million which is payable through fiscal year 2018.

4.	Goodwill and Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31, 2015			June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortized intangible assets:
Internally developed software	$74,940	$(26,471)	$48,469	$60,330	$(22,349)	$37,981
Purchased customer relationships	660,658	(247,687)	412,971	518,483	(224,305)	294,178
Purchased trade names and trademarks	37,743	(31,501)	6,242	39,662	(30,766)	8,896
Purchased software and database technology	577,377	(368,585)	208,792	540,803	(381,478)	159,325
Other	4,850	(4,554)	296	6,021	(5,776)	245
	$1,355,568	$(678,798)	$676,770	$1,165,299	$(664,674)	$500,625
Intangible assets not subject to amortization:
Purchased trade names and trademarks with indefinite lives	152,989	—	152,989	84,131	—	84,131
	$1,508,557	$(678,798)	$829,759	$1,249,430	$(664,674)	$584,756

The following table summarizes the activity in goodwill for the nine months ended March 31, 2015 (in thousands):

	Balance at Beginning of Period	Current Period Acquisitions	Other	Foreign Currency Translation Effect	Balance at End of Period
EMEA	$632,701	$310,237	$(2,716)	$(164,876)	$775,346
Americas	942,236	153,451	(623)	(4,914)	1,090,150
Total	$1,574,937	$463,688	$(3,339)	$(169,790)	$1,865,496

5.	Stockholders’ Equity and Redeemable Noncontrolling Interests

The following table summarizes the activity in stockholders’ equity and redeemable noncontrolling interests for the periods indicated (in thousands):

	Stockholders’ Equity Attributable to Solera Holdings, Inc.
	Common Shares
	Shares	Amount	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Solera Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at June 30, 2014	68,552	$629,247	$71,417	$(12,688)	$687,976	$9,524	$697,500	$382,298
Net income	—	—	45,958	—	45,958	4,681	50,639	10,268
Other comprehensive loss	—		—	(200,127)	(200,127)	(2,913)	(203,040)	(17,325)
Share-based compensation	—	26,902	—	—	26,902	—	26,902	—
Purchases of Solera Holdings, Inc. common shares(1)	(1,906)	(17,291)	(84,407)	—	(101,698)	—	(101,698)	—
Issuance of common shares under stock award plans, net	435	5,045	—	—	5,045	—	5,045	—
Dividends paid on common stock and participating securities	—	—	(40,163)	—	(40,163)	—	(40,163)	—
Dividends due or paid to noncontrolling owners	—	—	—	—	—	(2,431)	(2,431)	(7,940)
Acquisition of additional ownership interest in majority-owned subsidiaries	—	49	—	—	49	755	804	—
Revaluation and additions to noncontrolling interests	—	(49,030)	—	—	(49,030)	—	(49,030)	49,030
Balance at March 31, 2015	67,081	$594,922	$(7,195)	$(212,815)	$374,912	$9,616	$384,528	$416,331

(1)
Please refer to Note 6 for further information on repurchases of our common stock. In accordance with ASC Topic No. 505-30-30, we have allocated the cost of the shares repurchased between paid-in capital and retained earnings based on the excess of the repurchase price over the stated value.

	Stockholders’ Equity Attributable to Solera Holdings, Inc.
	Common Shares
	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Solera Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at June 30, 2013	68,764	$602,613	$177,335	$(43,147)	$736,801	$11,438	$748,239	$84,737
Net income (loss)	—	—	(17,469)	—	(17,469)	3,958	(13,511)	2,665
Other comprehensive income	—	—	—	39,169	39,169	367	39,536	4,788
Share-based compensation	—	28,095	—	—	28,095	—	28,095	—
Purchases of Solera Holdings, Inc. common shares(1)	(550)	(4,844)	(30,117)	—	(34,961)	—	(34,961)	—
Issuance of common shares under stock award plans, net	537	7,546	—	—	7,546	—	7,546	—
Dividends paid on common stock and participating securities	—	—	(35,438)	—	(35,438)	—	(35,438)	—
Dividends paid to noncontrolling owners	—	—	—	—	—	(5,462)	(5,462)	(6,298)
Acquisition of ownership interest in majority-owned subsidiary	—	—	—	—	—	—	—	289,176
Revaluation of and additions to noncontrolling interests	—	(31,829)	—	—	(31,829)	—	(31,829)	31,829
Balance at March 31, 2014	68,751	$601,581	$94,311	$(3,978)	$691,914	$10,301	$702,215	$406,897

(1)
Please refer to Note 6 for further information on repurchases of our common stock. In accordance with ASC Topic No. 505-30-30, we have allocated the cost of the shares repurchased between paid-in capital and retained earnings based on the excess of the repurchase price over the stated value.

6.	Share Repurchase Program

In November 2014, our Board of Directors approved a new share repurchase program, replacing the share repurchase program authorized in October 2013, for up to a total of $375 million of our common stock through December 31, 2016. Share repurchases are made from time to time, through an accelerated stock purchase agreement, in open market transactions at prevailing market prices or in privately negotiated transactions. The repurchase program does not require us to purchase any specific number or amount of shares, and the timing and amount of such purchases will be determined by management based upon market conditions and other factors. In addition, the program may be amended or terminated at the discretion of our Board of Directors. Through March 31, 2015, we repurchased approximately 1.4 million shares for $71.4 million under the share repurchase program that was authorized in November 2014. During the nine months ended March 31, 2015, we repurchased approximately 1.9 million shares for $101.7 million under our share repurchase programs.

7.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) during the three and nine months ended March 31, 2015 and 2014 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Losses on Derivative Financial Instruments	Change in Funded Status of Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(87,905)	$(4,167)	$(16,888)	$(108,960)
Other comprehensive income (loss) before reclassifications	(106,137)	16,506	—	(89,631)
Amounts reclassified from accumulated other comprehensive loss	—	(14,224)	—	(14,224)
Balance at March 31, 2015	$(194,042)	$(1,885)	$(16,888)	$(212,815)

Balance at December 31, 2013	$12,990	$(4,023)	$(11,415)	$(2,448)
Other comprehensive income (loss) before reclassifications	(546)	(789)	—	(1,335)
Amounts reclassified from accumulated other comprehensive loss	—	(195)	—	(195)
Balance at March 31, 2014	$12,444	$(5,007)	$(11,415)	$(3,978)

	Foreign Currency Translation Adjustment	Unrealized Losses on Derivative Financial Instruments	Change in Funded Status of Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance as of June 30, 2014	$11,154	$(6,954)	$(16,888)	$(12,688)
Other comprehensive income (loss) before reclassifications	(205,196)	35,542	—	(169,654)
Amounts reclassified from accumulated other comprehensive loss	—	(30,473)	—	(30,473)
Balance at March 31, 2015	$(194,042)	$(1,885)	$(16,888)	$(212,815)

Balance at June 30, 2013	$(27,978)	$(3,754)	$(11,415)	$(43,147)
Other comprehensive income (loss) before reclassifications	40,422	(9,316)	—	31,106
Amounts reclassified from accumulated other comprehensive loss	—	8,063	—	8,063
Balance at March 31, 2014	$12,444	$(5,007)	$(11,415)	$(3,978)

8.	Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements Using:
	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value at March 31, 2015
Cash and cash equivalents	$395,430	$395,430	$—	$—
Restricted cash (1)	4,081	4,081	—	—
Derivative financial instruments classified as assets (2)	75,525	—	75,525	—
Derivative financial instruments classified as liabilities (3)	24,255	—	24,255	—
Accrued contingent purchase consideration (3)	11,536	—	—	11,536
Redeemable noncontrolling interests (4)	71,520	—	—	71,520
Fair value at June 30, 2014:
Cash and cash equivalents	$837,751	$837,751	$—	$—
Restricted cash (1)	317	317	—	—
Derivative financial instruments classified as liabilities (3)	13,898	—	13,898	—
Accrued contingent purchase consideration (3)	20,784	—	—	20,784
Redeemable noncontrolling interests (4)	85,958	—	—	85,958

(1)
Included in other current assets and other noncurrent assets in the accompanying consolidated balance sheets. Restricted cash primarily relates to funds held in escrow for the benefit of customers and facility lease deposits.

(2)	Included in other noncurrent assets in the accompanying consolidated balance sheet.

(3)	Included in accrued expenses and other current liabilities, and other noncurrent liabilities in the accompanying consolidated balance sheet.

(4)	Does not include the redeemable noncontrolling interest associated with SRS which is redeemable at other than fair value.

Cash and cash equivalents and restricted cash. Our cash and cash equivalents and restricted cash, primarily consist of bank deposits, money market funds and bank certificates of deposit. The fair value of our cash and cash equivalents and restricted cash are determined using quoted market prices for identical assets (Level 1 inputs).

Derivative financial instruments. We estimate the fair value of our derivative financial instruments using industry standard valuation techniques that utilize market-based observable inputs to extrapolate future reset rates from period-end yield curves and standard valuation models based on a discounted cash flow model. Market-based observable inputs including spot and forward rates, volatilities and interest rate curves at observable intervals are used as inputs to the models (Level 2 inputs). Our estimate of fair value also considers the derivative instruments will not be fulfilled.

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

The following table summarizes the activity in accrued contingent purchase consideration which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Balance at beginning of period	13,375	$20,927	$20,784	$23,334
Current period acquisitions	402	—	12,127	969
Changes in fair value	(1,742)	—	(2,191)	(1,500)
Payments	(312)	(84)	(19,116)	(2,192)
Effect of foreign exchange	(187)	(1)	(68)	231
Balance at end of period	$11,536	$20,842	$11,536	$20,842

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

The discount rate used in the determination of the estimated fair value of the redeemable noncontrolling interests as of March 31, 2015 using the income approach ranged between 13.5% and 15.6%, with a weighted average discount rate of 13.6%, reflecting a market participant's perspective as a noncontrolling shareholder in a privately-held subsidiary. The long-term growth rate used in the determination of the estimated fair value of the redeemable noncontrolling interests as of March 31, 2015 using the income approach ranged between 3.0% and 4.0%, with a weighted average long-term growth rate of 3.9%.

The following table summarizes the activity in redeemable noncontrolling interests which are measured at fair value on a recurring basis solely using the income approach and using significant unobservable inputs (Level 3 inputs) (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Balance at beginning of period	$80,137	$94,341	$85,958	$84,737
Net income attributable to redeemable noncontrolling interests	2,740	1,779	6,152	5,193
Dividends due to noncontrolling owners	(2,637)	(6,298)	(7,940)	(6,298)
Changes in fair value	(562)	4,924	4,675	6,269
Effect of foreign exchange	(8,158)	(57)	(17,325)	4,788
Balance at end of period	$71,520	$94,689	$71,520	$94,689

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

No assets or liabilities were required to be measured at fair value on a nonrecurring basis during the nine months ended March 31, 2015.

Fair Value of Other Financial Instruments

The carrying amounts of certain of our financial instruments, including accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short-term nature. Based on the current quoted trading price of our senior unsecured notes (Level 1 inputs), we believe that the fair value of our senior unsecured notes is approximately $2.4 billion at March 31, 2015.

9.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2015	June 30, 2014
Senior unsecured notes due June 2021	$1,708,335	$1,527,808
Senior unsecured notes due November 2023	574,710	340,000
Total debt (1)	2,283,045	1,867,808
Less: Current portion	—	—
Long-term portion	$2,283,045	$1,867,808

(1) Total debt as of March 31, 2015 and June 30, 2014 includes unamortized premium of $33.0 million and $17.8 million, respectively.

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

The indentures governing the 2021 Senior Notes and the 2023 Senior Notes contain limited covenants, including those restricting our and our subsidiaries’ ability to incur certain liens, engage in sale and leaseback transactions and consolidate, merge with, or convey, transfer or lease substantially all of our or their assets to, another person, and, in the case of any of our subsidiaries that did not issue or guarantee such notes, incur indebtedness. We are in compliance with the specified covenants of the 2021 Senior Notes and the 2023 Senior Notes at March 31, 2015.

10.	Derivative Financial Instruments

In the normal course of business, we are exposed to variability in interest rates and foreign currency exchange rates. We use derivatives to mitigate risks associated with this variability. We do not use derivatives for speculative purposes. The following is a summary of outstanding derivative financial instruments as of March 31, 2015:

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

•
In March 2015, we entered into a pay fixed Euros / receive fixed U.S. dollars cross-currency swap with a notional amount of €174.8 million. Under the terms of the cross-currency swap, we pay Euro fixed coupon payments at 4.725% and receive U.S. dollar fixed coupon payments at 6.000% on the notional amount. The maturity date of the cross-currency swap is June 15, 2021. The cross-currency swap was designated as a net investment hedge at inception. We report the effective portion of the gain or loss on these hedges as a component of accumulated other comprehensive income (loss) in stockholders' equity and reclassify these gains or losses into earnings when the hedged transaction affects earnings. To date, there has been no hedge ineffectiveness.

•
In March 2015, we entered into a 60-day foreign exchange forward contract with a notional amount of €472.9 million. Under the terms of the forward contract, we pay predetermined forward rate on the settlement date. The foreign exchange forward contract was not designated as a hedge at inception. We recognize changes in the fair value in other (income) expense, net in our consolidated statements of income.

We determined the estimated fair value of our derivatives using an income approach and standard valuation techniques that utilize market-based observable inputs including spot and forward interest and foreign currency exchange rates, volatilities and interest rate curves at observable intervals. Our estimate of fair value also considers the risk that the derivative instruments will not be fulfilled.

The following table summarizes the fair value of our derivative financial instruments, which are included in other current assets, other noncurrent assets, accrued expenses and other current liabilities, and other noncurrent liabilities in the accompanying condensed consolidated balance sheets (in thousands):

	March 31, 2015	June 30, 2014
Derivative financial instruments classified as assets
Interest rate swap	$1,664	$—
Fixed rate cross-currency swaps	73,861	—
Total	$75,525	$—

Derivative financial instruments classified as liabilities
Fixed rate cross-currency swaps	$10,950	$12,900
Floating rate cross-currency swap	—	998
Foreign exchange forward contract	13,305	—
Total	$24,255	$13,898

The following table summarizes the effect of our derivative financial instruments designated as cash flow hedges on the consolidated statements of income (loss) and accumulated other comprehensive income (loss) (“AOCI”) for the three and nine months ended March 31, 2015 and 2014 (in thousands):

Derivative Financial Instruments	Income (Loss) Recognized in AOCI on Derivatives (1)	Location of Income (Loss) Reclassified from AOCI into Income (1)	Income (Loss) Reclassified from AOCI into Income (1)	Location of Income (Loss) Recognized in Income on Derivatives (2)	Income (Loss) Recognized in Income on Derivatives (2)
Three Months Ended March 31, 2015
Fixed rate cross-currency swaps	$18,206	Interest Expense	$359	N/A	$—
		Other (Income) Expense, net	14,224		—
Total	$18,206		$14,583		$—
Three Months Ended March 31, 2014
Fixed rate cross-currency swaps	$(1,651)	Interest Expense	$(198)	N/A	$—
		Other (Income) Expense, net	153		—
Total	$(1,651)		$(45)		$—
Nine Months Ended March 31, 2015
Fixed rate cross-currency swaps	$36,072	Interest Expense	$435	N/A	$—
		Other (Income) Expense, net	30,978
Total	$36,072		$31,413		$—
Nine Months Ended March 31, 2014
Fixed rate cross-currency swaps	$(10,203)	Interest Expense	$(541)	N/A	$—
		Other (Income) Expense, net	(8,055)		—
U.S. dollar interest rate swaps	—	Interest Expense	(3)	Interest Expense	548
Euro interest rate swaps	—	Interest Expense	(3)	Interest Expense	(364)
Total	$(10,203)		$(8,602)		$184

(1)	Effective portion.

(2)	Ineffective portion and amount excluded from effectiveness testing.

The following table summarizes the effect of our derivative financial instruments designated as net investment hedges on the consolidated statements of income (loss) and accumulated other comprehensive income (loss) (“AOCI”) for the three and nine months ended March 31, 2015:

Derivative Financial Instruments	Income (Loss) Recognized in AOCI on Derivatives (1)	Location of Income (Loss) Reclassified from AOCI into Income (1)	Income (Loss) Reclassified from AOCI into Income (1)	Location of Income (Loss) Recognized in Income on Derivatives (2)	Income (Loss) Recognized in Income on Derivatives (2)
Three and Nine Months Ended March 31, 2015
Fixed rate cross-currency swap	$(10,884)	N/A	$—	N/A	$—
Total	$(10,884)		$—		$—

No net investment hedges were outstanding prior to fiscal year 2015.

During the three and nine months ended March 31, 2015 and 2014, we recognized unrealized gains (losses) on derivatives not designated as hedging instruments of $53.9 million, $0.3 million, $44.5 million and $(7.0) million, respectively which is included in other (income) expense, net in our consolidated statements of income (loss).

11.	Share-Based Compensation

Share-Based Award Activity

The following table summarizes restricted stock unit and performance share unit activity during the nine months ended March 31, 2015:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Nonvested at June 30, 2014	837	$62.27
Granted	450	$54.53
Vested	(305)	$56.93
Forfeited	(141)	$56.93
Nonvested at March 31, 2015	841	$60.96

Each performance share unit represents the right to receive one share of our common stock based on the achievement of certain financial performance targets during applicable performance periods. The number of shares reflected in the table above assumes the maximum number of performance share units will be earned.

The following table summarizes stock option activity during the nine months ended March 31, 2015:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2014	4,264	$50.33
Granted	252	$55.99
Exercised	(152)	$40.68
Canceled	(301)	$54.35
Outstanding at March 31, 2015	4,063	$50.75	4.0	$19,689
Exercisable at March 31, 2015	1,665	$42.63	3.2	$17,264

Of the stock options outstanding at March 31, 2015, approximately 2.7 million are vested or expected to vest.

Cash received from the exercise of stock options was $6.2 million during the nine months ended March 31, 2015. The intrinsic value of stock options exercised during the nine months ended March 31, 2015 and 2014 totaled $1.8 million and $5.4 million, respectively.

Valuation of Share-Based Awards

We utilized the Black-Scholes option pricing model for estimating the grant date fair value of stock options with the following assumptions:

	Risk-Free Interest Rate	Expected Term (in years)	Weighted Average Expected Stock Price Volatility	Expected Dividend Yield	Weighted Average Per Share Grant Date Fair Value
Nine Months Ended March 31, 2015	1.6%	4.5	24%	1.4%	$10.87
Nine Months Ended March 31, 2014	1.6%	4.6	27%	1.3%	$11.48

We based the risk-free interest rates on the implied yield available on U.S. Treasury constant maturities in effect at the time of the grant with remaining terms equivalent to the respective expected terms of the options. We determine the expected life of an award by considering various relevant factors, including the vesting period and contractual term of the award, our employees’ historical exercise patterns and length of service, the expected future volatility of our stock price and employee characteristics. We determined the expected volatility based on our historical stock price volatility over the expected term. The dividend yield is based on our quarterly dividend of $0.195 and $0.17 per share declared during the nine months ended March 31, 2015 and 2014, respectively.

The weighted average per share grant date fair value of restricted stock units and performance share units granted during the nine months ended March 31, 2015 and 2014, was $54.53 and $59.18, respectively, determined based on the market price of our common stock on the date of grant, which approximates the intrinsic value.

At March 31, 2015, the estimated total remaining unamortized share-based compensation expense, net of forfeitures, was $51.1 million, which we expect to recognize over a weighted-average period of 2.3 years.

12.	Defined Benefit Pension Plans

Our foreign subsidiaries sponsor various defined benefit pension plans and individual defined benefit arrangements covering certain eligible employees. We base the benefits under these pension plans on years of service and compensation levels. Funding is limited to statutory requirements.

The components of net pension expense were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Service cost — benefits earned during the period	$1,135	$1,056	$3,488	$3,118
Interest cost on projected benefits	614	877	1,995	2,587
Expected return on plan assets	(490)	(655)	(1,589)	(1,933)
Amortization of gain	270	207	889	610
Net pension expense	$1,529	$1,485	$4,783	$4,382

13. Other (Income) Expense, Net

Other (income) expense, net consists of the following (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Investment income	$(220)	$(142)	$(597)	$(525)
Foreign exchange (gains) losses	26,550	559	51,477	(13,337)
Reclassification of accumulated other comprehensive (income) loss related to derivative financial instruments designated as hedges	(14,224)	(194)	(30,473)	8,063
Unrealized (gains) losses on derivative financial instruments not designated as hedges	(53,860)	(259)	(44,495)	7,005
Realized (gains) losses on derivative financial instruments	(5,902)	—	(5,902)	—
(Gains) losses on asset sales	57	(22)	166	(2,501)
Loss on debt extinguishment (1)	—	—	—	63,328
Other (income) expense	(135)	(101)	371	28
Other (income) expense, net	$(47,734)	$(159)	$(29,453)	$62,061

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

14. Provision for Income Taxes

We recorded an income tax provision of $22.0 million and $31.3 million for the three and nine months ended March 31, 2015, respectively, as compared to $7.2 million and $22.4 million for the three and nine months ended March 31, 2014, respectively. For the three months ended March 31, 2015, the expected tax provision derived from applying the U.S. federal statutory rate to our pre-tax income differed from our recorded income tax provision primarily due to local and U.S. tax expense related to the restructuring of our German business, offset by earnings in jurisdictions with lower income tax rates which are indefinitely reinvested and the recognition of certain discrete tax benefits. For the nine months ended March 31, 2015, the expected tax provision derived from applying the U.S. federal statutory rate to our pre-tax income differed from our recorded income tax provision primarily due to earnings in jurisdictions with lower income tax rates which are indefinitely reinvested and the recognition of certain discrete tax benefits, offset by local and U.S. tax expense related to the restructuring of our German business.

For the three months ended March 31, 2014, the expected tax provision derived from applying the U.S. federal statutory rate to our pre-tax income differed from our recorded income tax provision primarily due to the release of a of valuation allowance on our U.S. deferred tax assets as a result of the utilization of certain foreign tax credit carryforwards and earnings in jurisdictions with lower income tax rates which are indefinitely reinvested. For the nine ended March 31, 2014, the expected tax provision derived from applying the U.S. federal statutory rate to our pre-tax income differed from our recorded income tax provision primarily due to the recognition of a valuation allowance on our U.S. deferred tax assets, partially offset by earnings in jurisdictions with lower income tax rates which are indefinitely reinvested.

Gross unrecognized tax benefits as of March 31, 2015 and June 30, 2014 were $10.9 million and $13.2 million, respectively. No significant interest and penalties have been accrued during the nine months ended March 31, 2015.

Pursuant to the terms of the acquisition agreements, the sellers in our business combinations have indemnified us for all tax liabilities related to the pre-acquisition periods. We are liable for any tax assessments for the post-acquisition periods for our U.S. and foreign jurisdictions.

As of each reporting date, management considers all evidence, both positive and negative, that could impact our view with regards to future realization of deferred tax assets. As of March 31, 2015 and June 30, 2014, we continue to maintain a valuation allowance on our U.S. deferred tax assets of $24.8 million due to the limitation in our ability to utilize foreign tax credit carryforwards prior to the expiration of the carryforward periods.

In assessing the future realization of our U.S. deferred tax assets, all available evidence was considered, including our U.S. cumulative income or loss position over the twelve quarters ended March 31, 2015 which included recent increases to interest expense. The U.S. cumulative loss position reduced the weight given to subjective evidence such as projections for future growth. As of each reporting date, our management considers new evidence, both positive and negative, that could impact management’s view with regards to future realization of deferred tax assets. We believe that our estimate of future taxable income is reasonable but inherently uncertain, and if our current or future operations and investments generate taxable income different than the anticipated amounts or US tax law changes reduce income expected in the future, adjustments to the valuation allowance are possible.

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

(in thousands)	EMEA	Americas	Corporate	Total
Three Months Ended March 31, 2015
Revenues	$131,266	$149,728	$—	$280,994
Income (loss) before provision for income taxes	46,644	33,503	(23,007)	57,140
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	16,457	25,007	198	41,662
Interest expense	70	34	33,971	34,075
Other (income) expense, net	(6,461)	1,916	(43,189)	(47,734)
Capital expenditures	3,671	8,185	—	11,856
Three Months Ended March 31, 2014
Revenues	$132,644	$129,772	$—	$262,416
Income (loss) before provision for income taxes	49,128	29,191	(50,811)	27,508
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	11,871	21,948	141	33,960
Interest expense	20	27	25,587	25,634
Other (income) expense, net	242	(342)	(59)	(159)
Capital expenditures	4,054	3,990	—	8,044
Nine Months Ended March 31, 2015
Revenues	$401,789	$441,986	$—	$843,775
Income (loss) before provision for income taxes	137,940	98,676	(144,453)	92,163
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	43,644	74,857	527	119,028
Interest expense	169	121	90,378	90,668
Other (income) expense, net	(5,603)	3,450	(27,300)	(29,453)
Capital expenditures	19,339	23,089	—	42,428
Total assets as of March 31, 2015	1,554,179	1,825,870	228,756	3,608,805
Total assets as of June 30, 2014	1,328,348	1,556,323	515,415	3,400,086
Nine Months Ended March 31, 2014
Revenues	$382,373	$336,987	$—	$719,360
Income (loss) before provision for income taxes	141,691	81,251	(211,370)	11,572
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	34,069	54,236	352	88,657
Interest expense	47	53	80,993	81,093
Other expense, net	1,046	4	61,011	62,061
Capital expenditures	10,602	17,803	—	28,405

Geographic revenue information is based on the location of the customer and was as follows for the periods presented (in thousands):

	Europe *	United States	United Kingdom	All Other	Total
Three Months Ended March 31, 2015	84,059	127,141	42,727	27,067	280,994
Three Months Ended March 31, 2014	75,009	104,706	30,782	51,919	262,416
Nine Months Ended March 31, 2015	276,451	370,002	112,019	85,303	843,775
Nine Months Ended March 31, 2014	214,703	261,591	85,474	157,592	719,360
*    Excludes the United Kingdom.

16.	Subsequent Events

On May 6, 2015, we announced that the Audit Committee of our Board of Directors approved the payment of a quarterly dividend of $0.195 per share of outstanding common stock and per outstanding restricted stock unit. The dividends are payable on June 2, 2015 to stockholders and restricted stock unit holders of record at the close of business on May 20, 2015.

On April 22, 2015, we announced the acquisition of DMEautomotive, LLC ("DMEa"), a leading provider of content-driven software and individualized communication tools. The acquisition of DMEa is subject to certain closing conditions and is expected to close in the fourth quarter of fiscal year 2015.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are identified by the use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies and include, but are not limited to, statements about: our ability to execute on Mission 2020; increase in customer demand for our software and services; growth rates for the automobile insurance claims industry; growth rates for vehicle purchases and car parcs; customer adoption rates for digitized claims processing software and services; increases in customer spending on digitized claims processing software and services; efficiencies resulting from digitized claims processing; performance and benefits of our products and services; development or acquisition of claims processing and other products and services in areas other than automobile insurance, including our "digital garage" and risk and asset management platform; our relationship with insurance company customers as they continue global expansion; revenue growth resulting from the launch of new software and services, including our "digital garage" and risk and asset management platform; improvements in operating margins resulting from operational efficiency initiatives; increased utilization of our software and services resulting from increased severity; our expectations regarding the growth rates for vehicle insurance; changes in the amount of our existing unrecognized tax benefits; our revenue mix; our income taxes, including the periods during which tax benefits may be recognized; restructuring plans, potential restructuring charges and their impact on our revenues; our operating expense growth and operating expenses as a percentage of our revenues; stability of our development and programming costs; growth of our selling, general and administrative expenses; increase in total depreciation and amortization expense; increase in interest expense and possible impact of future foreign currency fluctuations; growth of our acquisition and related costs, including costs related to SRS; our ability to realize our U.S. deferred tax assets during the respective carryforward and reversal periods; our use of cash and liquidity position going forward; cash needs to service our debt; our ability to grow in all types of markets and the benefits of products and services of companies or assets we have acquired.

Actual results could differ materially from those projected, implied or anticipated by our forward-looking statements. Some of the factors that could cause actual results to differ include: those set forth in the sections titled “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere as described in this Quarterly Report on Form 10-Q. These factors include, but are not limited to: our reliance on a limited number of customers for a substantial portion of our revenues; effects of competition on our software and service pricing and our business; unpredictability and volatility of our operating results, which include the volatility associated with foreign currency exchange risks, our sales cycle, seasonality, changes in the amount of our income tax provision (benefit) or other factors; effects of the global economic downturn on demand for or utilization of our products and services; risks associated with and possible negative consequences of acquisitions, joint ventures, divestitures and similar transactions, including regulatory matters and risks related to our ability to successfully integrate our acquired businesses; our ability to increase market share, successfully introduce new software and services (including but not limited to our risk and asset management platform and our “digital garage” product) and expand our operations, including in new geographic locations; time and expenses associated with customers switching from competitive software and services to our software and services; rapid technology changes in our industry; effects of changes in or violations by us or our customers of government regulations; costs and possible future losses or impairments relating to our acquisitions; use of cash to service our debt and effects on our business of restrictive covenants in our bond indentures; our ability to obtain additional financing as necessary to support our operations including Mission 2020; country-specific risks associated with operating in multiple countries; damage to our business or reputation resulting from system failures, delays and other problems; we may not complete our pending acquisition of DMEa; we may not complete any subsequent acquisitions of additional equity interests of SRS; the failure to realize the expected benefits from our joint venture with Welsh, Carson, Anderson & Stowe ("WCAS") or our investment in or subsequent acquisition of SRS; our inability to successfully integrate SRS's business, including SRS's existing employees, infrastructure and service offerings, with our existing businesses at reasonable cost, or at all; our inability to pay (or finance, as applicable) the call price or put prices at our expected cost, or at all, and the possible reduction in our cash balance or increase in outstanding debt after payment of the closing purchase price, call price or put prices; successful integration of acquired businesses that operate in industries outside of our core market; risks associated with a diversified business; our reliance on third-party information for our software and services; the financial impact of future significant restructuring and severance charges; the impact of changes in our tax provision (benefit) or effective tax rate; our ability to pay dividends or repurchase shares in future periods; our present and anticipated continued dependence on both a limited number of key personnel and hiring and retaining sufficient numbers of qualified personnel to support our present and future operations and business strategy; any material adverse impact of current or future litigation on our results or business, including litigation with Mitchell International; and other factors that are described from time to time in our periodic filings with the SEC.

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

All percentage amounts and ratios were calculated using the underlying data in whole dollars and may reflect rounding adjustments. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for any future period. We describe the effects on our results that are attributed to changes in foreign currency exchange rates as constant currency which we measure by converting the current period results into U.S. dollars at the average rates in effect for the same period from the prior year.

Overview of the Business

Solera is a leading provider of risk and asset management software and services to the automotive and property marketplace, including the global P&C industry. We are expanding beyond our global-leading position in collision repair and U.S. based mechanical repair presence to bring data driven productivity and decision support solutions to other aspects of vehicle ownership such as vehicle validation, glass repair, driver violation monitoring, vehicle salvage and electronic titling. We are also taking our core competencies of data, software and connectivity from the auto to the home.

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

We serve over 180,000 customers and are active in over 70 countries across six continents with approximately 4,900 employees. Our customers include more than 4,000 automobile insurance companies, 60,500 collision repair facilities, 12,500 independent assessors, 44,500 service, maintenance and repair facilities and 58,500 automotive recyclers, auto dealers and others. We derive revenues from many of the world’s largest automobile insurance companies, including the ten largest automobile insurance companies in Europe and eight of the ten largest automobile insurance companies in North America.

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

The table below sets forth our revenues by reportable segment and as a percentage of our total revenues for the periods indicated (dollars in millions):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2015		2014		2015		2014
EMEA	$131.3	46.7%	$132.6	50.5%	$401.8	47.6%	$382.4	53.2%
Americas	$149.7	53.3%	$129.8	49.5%	442.0	52.4%	337.0	46.8%
Total	$281.0	100.0%	$262.4	100.0%	$843.8	100.0%	$719.4	100.0%

For the three and nine months ended March 31, 2015, the United States and the United Kingdom were the only countries that individually represented more than 10% of our total revenues.

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

Our core offering is our estimating and workflow software, which is used by our insurance company, collision repair facility and independent assessor customers, representing the majority of our revenues. We also derive revenues from our salvage and recycling software; business intelligence and consulting services; vehicle data validation; salvage disposition; driver violation reporting services; service, maintenance and repair solutions; and other offerings.

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

Other (income) expense, net

Other (income) expense, net consists of foreign exchange gains and losses on notes receivable and notes payable to affiliates, realized and unrealized gains and losses on derivative instruments, investment income and other miscellaneous income and expense.

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

Foreign currency. During the three and nine months ended March 31, 2015, we generated approximately 55% and 56%, respectively, of our revenues and incurred a majority of our costs, in currencies other than the U.S. dollar, primarily the Euro, as compared to 60% and 64% for the three and nine months ended March 31, 2014, respectively. We translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period for our consolidated statement of income and certain components of stockholders’ equity and the exchange rate at the end of that period for the consolidated balance sheet. These translations resulted in foreign currency translation adjustments of $(106.1) million and $(205.2) million for the three and nine months ended March 31, 2015, respectively, and $(0.6) million and $40.4 million for the three and nine months ended March 31, 2014, respectively, which are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction (gains) losses recognized in our consolidated statements of income (loss) were $26.6 million and $51.5 million during the three and nine months ended March 31, 2015, respectively, and $0.6 million and $(13.3) million during the three and nine month ended March 31, 2014, respectively.

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

Period	Average Euro-to-U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2013	$1.32	$1.55
Quarter ended December 31, 2013	1.36	1.62
Quarter ended March 31, 2014	1.37	1.65
Quarter ended June 30, 2014	1.37	1.68
Quarter ended September 30, 2014	1.33	1.67
Quarter ended December 31, 2014	1.25	1.58
Quarter ended March 31, 2015	1.13	1.52

During the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, the U.S. dollar strengthened against most major foreign currencies we use to transact our business. Relative to the Euro and the Pound Sterling, the average U.S. dollar strengthened by 17.6% and 8.4%, respectively, which decreased our revenues and expenses for the three months ended March 31, 2015. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in an increase or decrease, as the case may be, to our revenues of $7.7 million and $23.7 million during the three and nine months ended March 31, 2015, respectively.

Factors that affect business volume. The following external factors have or may have an effect on the number of claims that are submitted and/or our volume of transactions, any of which can affect our revenues:

•
Number of insurance claims made. In fiscal year 2015, the number of insurance claims made increased slightly versus fiscal year 2014. In several of our large western European markets, the number of insurance claims for vehicle damage submitted by owners to their insurance carriers declined slightly. The number of insurance claims made can be influenced by factors such as unemployment levels, the number of miles driven, changing gasoline prices, the number of uninsured drivers, changing insurance premiums and insured opting for lower coverage or higher deductible levels, among other things. Fewer claims made can reduce the transaction-based fees that we generate.

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

Share-based compensation expense. We incurred pre-tax, non-cash share-based compensation charges of $12.6 million and $26.9 million for the three and nine months ended March 31, 2015, respectively, and $8.7 million and $28.1 million for the three and nine months ended March 31, 2014, respectively. We expect to recognize additional pre-tax, non-cash share-based compensation charges related to share-based awards outstanding at March 31, 2015. The estimated total remaining unamortized share-based compensation expense, net of forfeitures, was $51.1 million, which we expect to recognize over a weighted-average period of 2.3 years.

Restructuring charges. We have incurred restructuring charges in each period presented and also expect to incur additional restructuring charges, primarily relating to severance costs, in future periods as we work to improve efficiencies in our business. We do not expect reduced revenues or an increase in other expenses as a result of continued implementation of our restructuring initiatives.

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

Results of Operations

Our results of operations include the results of operations of acquired companies from the date of the respective acquisitions.

The table below sets forth statement of income data, including the amount and percentage changes for the periods indicated (dollars in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2015	2014	Change		2015	2014	Change
	$	$	$	%	$	$	$	%
Revenues	280,994	262,416	18,578	7.1	843,775	719,360	124,415	17.3
Cost of revenues:
Operating expenses	69,556	57,524	12,032	20.9	210,524	162,033	48,491	29.9
Systems development and programming costs	26,444	25,094	1,350	5.4	77,826	66,302	11,524	17.4
Total cost of revenues (excluding depreciation and amortization)	96,000	82,618	13,382	16.2	288,350	228,335	60,015	26.3
Selling, general & administrative expenses	88,976	78,684	10,292	13.1	246,444	214,878	31,566	14.7
Depreciation and amortization	41,662	33,960	7,702	22.7	119,028	88,657	30,371	34.3
Restructuring charges, asset impairments and other costs associated with exit and disposal activities	1,826	3,347	(1,521)	(45.4)	4,716	4,457	259	5.8
Acquisition and related costs	9,049	10,824	(1,775)	(16.4)	31,859	28,307	3,552	12.5
Interest expense	34,075	25,634	8,441	32.9	90,668	81,093	9,575	11.8
Other (income) expense, net	(47,734)	(159)	(47,575)	29,921	(29,453)	62,061	(91,514)	(147.5)
	223,854	234,908	(11,054)	(4.7)	751,612	707,788	43,824	6.2
Income before provision for income taxes	57,140	27,508	29,632	107.7	92,163	11,572	80,591	696.4
Income tax provision	22,004	7,209	14,795	205.2	31,256	22,418	8,838	39.4
Net income (loss)	35,136	20,299	14,837	73.1	60,907	(10,846)	71,753	(661.6)
Less: Net income attributable to noncontrolling interests	5,990	406	5,584	1,375.4	14,949	6,623	8,326	125.7
Net income (loss) attributable to Solera Holdings, Inc.	29,146	19,893	9,253	46.5	45,958	(17,469)	63,427	(363.1)

The table below sets forth our statement of income data expressed as a percentage of revenues for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Operating expenses	24.8	21.9	25.0	22.5
Systems development and programming costs	9.4	9.6	9.2	9.2
Total cost of revenues (excluding depreciation and amortization)	34.2	31.5	34.2	31.7
Selling, general & administrative expenses	31.7	30.0	29.2	29.9
Depreciation and amortization	14.8	12.9	14.1	12.3
Restructuring charges, asset impairments and other costs associated with exit and disposal activities	0.6	1.3	0.6	0.6
Acquisition and related costs	3.2	4.1	3.8	3.9
Interest expense	12.1	9.8	10.7	11.3
Other (income) expense, net	(17.0)	(0.1)	(3.5)	8.6
	79.7	89.5	89.1	98.3
Income before provision for income taxes	20.3	10.5	10.9	1.6
Income tax provision	7.8	2.7	3.7	3.1
Net income (loss)	12.5	7.7	7.2	(1.5)
Less: Net income attributable to noncontrolling interests	2.1	0.2	1.8	0.9
Net income (loss) attributable to Solera Holdings, Inc.	10.4%	7.6%	5.4%	(2.4)%

Revenues

Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014. During the three months ended March 31, 2015, revenues increased $18.6 million, or 7.1%, to 281.0 million and include incremental revenue contributions from I&S and CAP of $15.0 million, and $10.6 million, respectively. On a constant currency basis and excluding incremental revenue contributions from I&S and CAP, revenues increased $18.6 million, or 7.1%, during the three months ended March 31, 2015 due to revenue growth in both our EMEA and America's segments.

Our EMEA revenues decreased $(1.4) million, or (1.0)%, to $131.3 million and includes the incremental revenue contribution from CAP of $10.6 million. On a constant currency basis and excluding the incremental revenue contribution from CAP, EMEA revenues increased $10.3 million or 7.8% during the three months ended March 31, 2015 resulting from incremental revenue contributions from recently-acquired businesses other than CAP, growth in transaction revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to new and existing customers.

Our Americas revenues increased $20.0 million, or 15.4%, to $149.7 million and include incremental revenue contributions from I&S of $15.0 million. On a constant currency basis and excluding incremental revenue contributions from I&S, Americas revenues increased $8.3 million, or 6.4%, during the three months ended March 31, 2015 resulting from incremental revenue contributions from recently-acquired businesses other than I&S, growth in transaction and subscription revenues from sales to new customers and increased transaction volume from and sales of new software and services to new and existing customers.

Nine Months Ended March 31, 2015 vs. Nine Months Ended March 31, 2014. During the nine months ended March 31, 2015, revenues increased $124.4 million, or 17.3%, to $843.8 million, and include incremental revenue contributions from SRS, I&S and CAP of $51.9 million, $40.2 million, and $15.6 million respectively. On a constant currency basis and excluding incremental revenue contributions from SRS, I&S and CAP, revenues increased $54.5 million or 8.1%, during the nine months ended March 31, 2015 due to revenue growth in both our EMEA and Americas segments.

Our EMEA revenues increased $19.4 million, or 5.1%, to $401.8 million and include the incremental revenue contribution from CAP of $15.6 million. On a constant currency basis and excluding the incremental revenue contribution from

CAP, EMEA revenues increased $35.5 million, or 9.3%, during the nine months ended March 31, 2015 resulting from incremental revenue contributions from recently-acquired businesses other than CAP, growth in transaction revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

Our Americas revenues increased $105.0 million, or 31.2%, to $442.0 million and include incremental revenue contributions from SRS and I&S of $51.9 million and $40.2 million, respectively. On a constant currency basis and excluding incremental revenue contributions from SRS and I&S, Americas revenues increased $19.0 million, or 6.5%, during the nine months ended March 31, 2015 resulting from incremental revenue contributions from recently-acquired businesses other than SRS and I&S, growth in transaction and subscription revenues from sales to new customers and increased transaction volume from and sales of new software and services to new and existing customers.

Set forth below are revenues from each of our principal customer categories and as a percentage of revenues for the periods indicated (dollars in millions):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2015		2014		2015		2014
Insurance companies	$108.0	38.4%	$96.1	36.6%	$329.4	39.0%	$287.4	39.9%
Collision and glass repair facilities	69.0	24.6	74.6	28.4	216.9	25.7	215.7	30.0
Independent assessors	16.0	5.7	19.3	7.4	53.6	6.4	59.1	8.2
Service, maintenance and repair facilities	32.9	11.7	29.3	11.2	96.0	11.4	44.1	6.1
Automotive recyclers, salvage, dealerships and others	55.1	19.6	43.1	16.4	147.9	17.5	113.1	15.8
Total	$281.0	100.0%	$262.4	100.0%	$843.8	100.0%	$719.4	100.0%

Revenue growth for each of our customer categories was as follows:

	Three Months Ended March 31, 2015		Nine Months Ended March 31, 2015
(dollars in millions)	Revenue Growth	Percentage Change	Revenue Growth	Percentage Change
Insurance companies	$11.9	12.3%	$42.1	14.6%
Collision and glass repair facilities	(5.6)	(7.4)	1.2	0.6
Independent assessors	(3.3)	(17.1)	(5.5)	(9.3)
Service, maintenance and repair facilities	3.6	12.2	51.9	117.6
Automotive recyclers, salvage, dealerships and others	12.0	27.9	34.8	30.7
Total	$18.6	7.1%	$124.5	17.3%

On a constant currency basis, revenue growth for each of our customer categories was as follows:

	Three Months Ended March 31, 2015		Nine Months Ended March 31, 2015
(dollars in millions)	Revenue Growth	Percentage Change	Revenue Growth	Percentage Change
Insurance companies	$21.5	22.4%	$57.4	20.0%
Collision and glass repair facilities	3.9	5.3	15.4	7.1
Independent assessors	0.3	1.5	0.1	—
Service, maintenance and repair facilities	3.6	12.2	51.9	117.6
Automotive recyclers, salvage, dealerships and others	15.9	36.8	38.7	34.1
Total	$45.2	17.2%	$163.5	22.7%

Operating expenses

Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014. During the three months ended March 31, 2015, operating expenses increased $12.0 million, or 20.9%, to $69.6 million, and include incremental operating expense contributions from I&S and CAP of $9.2 million and $1.5 million, respectively. On a constant currency basis and excluding incremental operating expense contributions from I&S and CAP, operating expenses increased $5.3 million, or 9.3%, during the three months ended March 31, 2015 primarily due to an increase in operating expenses in our Americas segment.

Our EMEA operating expenses decreased $(1.0) million, or (4.3)%, to $22.9 million, and includes the incremental operating expense contribution from CAP of $1.5 million. On a constant currency basis and excluding the incremental operating expense contribution from CAP, EMEA operating expenses increased $1.0 million, or 4.1%, during the three months ended March 31, 2015 primarily due to incremental operating expense contributions from recently-acquired businesses other than CAP, mainly personnel related expenses.

Our Americas operating expenses increased $12.9 million, or 38.0%, to $46.7 million, and include incremental operating expense contributions from I&S of $9.2 million. On a constant currency basis and excluding incremental operating expense contributions from I&S, Americas operating expenses increased $4.1 million, or 12.3%, during the three months ended March 31, 2015 primarily due to an increase in the costs of data purchased from state departments of motor vehicles consistent with the revenue growth in our AudaExplore re-underwriting business, increased personnel related expenses and incremental operating expense contributions from recently-acquired businesses other than I&S, mainly personnel related expenses.

Nine Months Ended March 31, 2015 vs. Nine Months Ended March 31, 2014. During the nine months ended March 31, 2015, operating expenses increased $48.5 million, or 29.9%, to $210.5 million, and include incremental operating expense contributions from SRS, I&S and CAP of $12.8 million, $24.0 million and $2.1 million, respectively. On a constant currency basis and excluding incremental operating expense contributions of SRS, I&S and CAP, operating expenses increased $15.4 million, or 10.1%, during the nine months ended March 31, 2015 primarily due to an increase in operating expenses in our Americas segment.

Our EMEA operating expenses increased $0.2 million, or 0.3%, to $71.9 million, and includes the incremental operating expense contribution from CAP of $2.1 million. On a constant currency basis and excluding the incremental operating expense contribution from CAP, EMEA operating expenses increased $3.0 million, or 4.2%, during the nine months ended March 31, 2015 primarily due to incremental operating expense contributions from recently-acquired businesses other than CAP, mainly personnel related expenses.

Our Americas operating expenses increased 48.3 million or 53.4%, to $138.7 million, and include incremental operating expense contributions from SRS and I&S of $12.8 million and $24.0 million, respectively. On a constant currency basis and excluding incremental operating expense contributions from SRS and I&S, Americas operating expenses increased $12.3 million, or 15.3%, during the nine months ended March 31, 2015 primarily due to an increase in the costs of data purchased from state departments of motor vehicles consistent with the revenue growth in our AudaExplore re-underwriting business, increased personnel related expenses and incremental operating expense contributions from recently-acquired businesses other than SRS and I&S, mainly personnel related expenses.

Systems development and programming costs

Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014. During the three months ended March 31, 2015, systems development and programming costs (“SD&P”) increased $1.4 million, or 5.4%, to $26.4 million and include incremental SD&P contributions from I&S and CAP of $0.2 million and $0.4 million, respectively. On a constant currency basis and excluding incremental SD&P contributions from I&S and CAP, SD&P increased $2.9 million, or 11.6%, during the three months ended March 31, 2015 primarily due to an increase in SD&P expenses in our EMEA segment.

Our EMEA SD&P increased $1.8 million, or 14.1%, to $14.5 million and includes the incremental SD&P contribution from CAP of $0.4 million. On a constant currency basis and excluding the incremental SD&P contribution from CAP, EMEA SD&P increased $3.3 million, or 25.7%, during the three months ended March 31, 2015 primarily due to increased personnel expenses and incremental SD&P expense contributions from recently-acquired businesses other than CAP, mainly personnel related expenses.

Our Americas SD&P decreased $(0.4) million, or (3.6)%, to $12.0 million, and includes incremental SD&P contributions from I&S of $0.2 million. On a constant currency basis and excluding incremental SD&P contributions from I&S, Americas

SD&P decreased $(0.4) million, or (2.9)%, during the three months ended March 31, 2015 primarily due to an increase in internal software development cost capitalization.

Nine Months Ended March 31, 2015 vs. Nine Months Ended March 31, 2014. During the nine months ended March 31, 2015, SD&P increased $11.5 million, or 17.4%, to $77.8 million, and includes incremental SD&P contributions from SRS, I&S and CAP of $4.5 million, $0.6 million and $0.5 million, respectively. On a constant currency basis and excluding incremental SD&P contributions from SRS, I&S and CAP, SD&P increased $9.1 million, or 14.6%, during the nine months ended March 31, 2015 primarily due to an increase in SD&P expenses in both our Americas and EMEA segments.

Our EMEA SD&P increased $6.3 million, or 18.0%, to $41.5 million, and includes the incremental SD&P contribution from CAP of $0.5 million. On a constant currency basis and excluding the incremental SD&P contributions from CAP, EMEA SD&P increased $8.4 million, or 24.0%, during the nine months ended March 31, 2015 primarily due to increased personnel expenses and external software development costs as we continue to invest in product development, and incremental SD&P expense contributions from recently-acquired businesses other than CAP, mainly personnel related expenses.

Our Americas SD&P increased $5.2 million, or 16.7%, to $36.3 million and include incremental SD&P contributions from SRS and I&S of $4.5 million and $0.6 million, respectively. On a constant currency basis and excluding incremental SD&P contributions from SRS and I&S, Americas SD&P increased $0.6 million, or 2.4%, during the nine months ended March 31, 2015 primarily due to increased personnel expenses and incremental SD&P contributions from recently-acquired business other than SRS and I&S, mainly personnel related expenses.

Selling, general and administrative expenses

Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014. During the three months ended March 31, 2015, selling, general and administrative expenses (“SG&A”) increased $10.3 million, or 13.1%, to $89.0 million and include incremental SG&A contributions from I&S and CAP of $1.5 million and $2.8 million, respectively. On a constant currency basis and excluding incremental SG&A contributions from I&S and CAP, SG&A increased $11.5 million, or 14.6%, primarily due to incremental SG&A expense contributions from recently-acquired businesses other than I&S and CAP, mainly personnel related expenses, a $3.8 million increase in legal fees associated with the Mitchell patent infringement litigation and a $3.9 million increase in stock-based compensation resulting from the special restricted stock unit award granted to our chief executive officer in March 2015.

Nine Months Ended March 31, 2015 vs. Nine Months Ended March 31, 2014. During the nine months ended March 31, 2015, SG&A increased $31.6 million, or 14.7%, to $246.4 million and include incremental SG&A contributions from SRS, I&S and CAP of $8.6 million, $3.7 million and $4.2 million, respectively. On a constant currency basis and excluding incremental SG&A contributions from SRS, I&S and CAP, SG&A increased $23.3 million, or 11.5%, primarily due to incremental SG&A expense contributions from recently-acquired businesses other than SRS, I&S and CAP, mainly personnel related expenses, a $5.2 million increase in legal fees associated with the Mitchell patent infringement litigation, offset by a $1.2 million decrease in share based compensation expense primarily due to the reversal of previously recognized share based compensation expense associated with the cancellation of unvested awards resulting from the termination of a senior executive.

Notwithstanding the impact of fluctuations in the value of the U.S. dollar versus certain foreign currencies in which we transact business, we expect SG&A to continue to increase in the future in absolute dollars as we continue to expand our business into new markets, incur costs related to acquisitions and continue to incur costs associated with being a public company.

Depreciation and amortization

Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014. During the three months ended March 31, 2015, depreciation and amortization increased by $7.7 million, or 22.7%, to $41.7 million and includes incremental depreciation and amortization contributions from I&S and CAP of $3.4 million and $4.4 million, respectively. On a constant currency basis and excluding incremental depreciation and amortization contributions from I&S and CAP, depreciation and amortization increased $1.9 million, or 5.7%, for the three months ended March 31, 2015 primarily due to increase in depreciation expense associated with the increase in capital investment and software development cost capitalization and increase in amortization of purchased software offset by the continued decrease in amortization expense related to the intangible assets acquired in the acquisition of Explore.

Nine Months Ended March 31, 2015 vs. Nine Months Ended March 31, 2014. During the nine months ended March 31, 2015, depreciation and amortization increased by $30.4 million, or 34.3%, to $119.0 million and includes incremental depreciation and amortization contributions from SRS, I&S and CAP of $11.0 million, $10.0 million and $5.8 million, respectively. On a constant currency basis and excluding incremental depreciation and amortization contributions from SRS, I&S and CAP, depreciation and amortization increased $6.4 million, or 8.3%, for the nine months ended March 31, 2015 primarily due to incremental contributions from recently acquired businesses other than SRS, I&S and CAP, increase in depreciation expense associated with the increase in capital investment and software development cost capitalization offset by the continued decrease in amortization expense related to the intangible assets acquired in the acquisition of Explore.

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

Restructuring charges, asset impairments and other costs associated with exit and disposal activities

Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014; Nine Months Ended March 31, 2015 vs. Nine Months Ended March 31, 2014. During the three months ended March 31, 2015 and 2014, we incurred restructuring charges, asset impairments and other costs associated with exit and disposal activities of $1.8 million and $3.3 million, respectively. During the nine months ended March 31, 2015 and 2014, we incurred restructuring charges, asset impairments and other costs associated with exit and disposal activities of $4.7 million and $4.5 million, respectively.

The restructuring charges, asset impairments and other costs associated with exit and disposal activities incurred during the three and nine months ended March 31, 2015 and 2014, respectively, consist primarily of employee termination benefits related to ongoing restructuring initiatives.

We expect to incur additional restructuring charges in future periods as we continue to undertake additional efforts to improve efficiencies in our business.

Acquisition and related costs

Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014. We incurred acquisition and related costs of $9.0 million and $10.8 million during the three months ended March 31, 2015 and 2014, respectively.

Acquisition and related costs incurred during the three months ended March 31, 2015 and 2014 consist primarily of contingent purchase consideration that is deemed compensatory in nature and other costs associated with completed acquisitions of $6.4 million and $9.2 million, respectively, and legal and professional fees incurred in connection with completed and contemplated business combinations of $2.6 million and $1.6 million, respectively.

Nine Months Ended March 31, 2015 vs. Nine Months Ended March 31, 2014. We incurred acquisition and related costs of $31.9 million and $28.3 million during the nine months ended March 31, 2015 and 2014, respectively.

Acquisition and related costs incurred during the nine months ended March 31, 2015 and 2014 consist primarily of contingent purchase consideration that is deemed compensatory in nature and other costs associated with completed acquisitions of $21.0 million and $24.6 million, respectively, and legal and professional fees incurred in connection with completed and contemplated business combinations of $10.9 million and $3.7 million, respectively. The legal and professional fees of $3.7 million incurred during the nine months ended March 31, 2014 includes a $2.5 million cash payment received from SRS at closing which was intended to reimburse us for a portion of the direct and incremental costs we incurred related to the acquisition.

We expect to incur additional acquisition and related costs in future years as we continue to pursue potential business combinations and asset acquisitions as part of our plan to grow our business.

Interest expense

Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014; Nine Months Ended March 31, 2015 vs. Nine Months Ended March 31, 2014. During the three and nine months ended March 31, 2015, interest expense increased $8.4 million and $9.6 million, respectively, due to the interest expense resulting from the issuance of additional senior unsecured notes in June 2014 and November 2014.

Our management believes that our cash is best utilized by investing in the future growth of our business to support the achievement of our Mission 2020 goal, either through acquisitions or penetration of new geographic markets and other strategic opportunities, and maximizing stockholder return through the payment of cash dividends and stock repurchases. We regularly review acquisition and other strategic opportunities, which may require additional debt or equity financing. Accordingly, we expect that our annual interest expense will increase in future periods.

Other (Income) Expense, Net

Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014. During the three months ended March 31, 2015, other income, net increased $47.6 million due primarily to the recognition of net realized and unrealized gains on derivative financial instruments aggregating $59.8 million during the three months ended March 31, 2015, offset by impact of fluctuations in foreign currency exchange rates on intercompany loans denominated in a currency other than the functional currency of the local company, both of which resulted from the strengthening of the U.S. dollar during the period.

During the nine months ended March 31, 2015, we recognized other income, net of $29.5 million, as compared to other expense, net of $62.1 million recognized during the nine months ended March 31, 2014 due primarily to the $63.3 million loss on debt extinguishment associated with the redemption of our 2018 Senior Notes incurred during the nine months ended March 31, 2014. In addition, during the nine months ended March 31, 2015, we recognized a net unrealized gain on derivative financial instruments of $44.5 million, offset by the impact of fluctuations in foreign currency exchange rates on intercompany loans denominated in a currency other than the functional currency of the local company, both of which resulted from the strengthening of the U.S. dollar during the period.

Income tax provision

Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014; Nine Months Ended March 31, 2015 vs. Nine Months Ended March 31, 2014. During the three months ended March 31, 2015 and 2014, we recorded an income tax provision of $22.0 million and $7.2 million, respectively, resulting in an effective income tax rate of 38.5% and 26.2%, respectively. The increase in the effective income tax rate is primary due to a change in our jurisdictional mix of profits including the strengthening of the U.S. dollar against most major foreign currencies we use to transact our business and local and U.S. tax expense related to the restructuring of our German business, partially offset by the recognition of certain discrete tax benefits during the three months ended March 31, 2015.

During the nine months ended March 31, 2015 and 2014, we recorded an income tax provision of $31.3 million and $22.4 million, respectively, resulting in an effective income tax rate of 33.9% and 193.7%, respectively. The increase in the effective income tax rate is primary due to a change in our jurisdictional mix of profits including the strengthening of the U.S. dollar against most major foreign currencies we use to transact our business, local and U.S. tax expense related to the restructuring of our German business incurred during the nine months ended March 31, 2015, and establishing a valuation allowance on our U.S. deferred tax assets during the nine months ended March 31, 2014, partially offset by the tax benefit recognized during the nine months ended March 31, 2014 related to costs associated with the redemption of the 2018 Senior Notes, and the recognition of certain discrete tax benefits during the nine months ended March 31, 2015.

Our income tax provision for the three and nine months ended March 31, 2015 is not necessarily indicative of the effective tax rate that may be expected for fiscal year 2015.

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

As of each reporting date, management considers all evidence, both positive and negative, that could impact our view with regards to future realization of deferred tax assets. As of March 31, 2015 and June 30, 2014, we continue to maintain a valuation allowance on our U.S. deferred tax assets $24.8 million due to the limitation in our ability to utilize foreign tax credit carryforwards prior to the expiration of the carryforward periods.

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

As of March 31, 2015, we had cash and cash equivalents of $395.4 million. At March 31, 2015, our total current and long-term debt obligations were $2.3 billion, consisting of $1.7 billion related to our senior unsecured notes due 2021 (the “2021 Senior Notes”) and $0.6 billion related to our senior unsecured notes due 2023 (the “2023 Senior Notes”).

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

The indentures governing the 2021 Senior Notes and the 2023 Senior Notes contain limited covenants, including those restricting our and our subsidiaries’ ability to incur certain liens, engage in sale and leaseback transactions and consolidate, merge with, or convey, transfer or lease substantially all of our or their assets to, another person, and, in the case of any of our subsidiaries that did not issue or guarantee such notes, incur indebtedness. We are in compliance with the specified covenants of the 2021 Senior Notes and the 2023 Senior Notes at March 31, 2015.

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

In November 2014, our Board of Directors approved a new share repurchase program, replacing the share repurchase program authorized in October 2013, for up to a total of $375 million of our common stock through December 31, 2016. Share repurchases are made from time to time, through an accelerated stock purchase agreement, in open market transactions at prevailing market prices or in privately negotiated transactions. The repurchase program does not require us to purchase any specific number or amount of shares, and the timing and amount of such purchases will be determined by management based upon market conditions and other factors. In addition, the program may be amended or terminated at the discretion of our Board of Directors. Through March 31, 2015, we repurchased approximately 1.4 million shares for $71.4 million under the share repurchase program that was authorized in November 2014. During the nine months ended March 31, 2015, we repurchased approximately 1.9 million shares for $101.7 million under our share repurchase programs.

On December 3, 2014, we paid a quarterly cash dividend with a value of $0.195 per outstanding share of common stock and per outstanding restricted stock unit to our stockholders and restricted stock unit holders of record on November 20, 2014. The aggregate dividend payments for the nine months ended March 31, 2015 were $40.2 million. On May 6, 2015, we announced that the Audit Committee of our Board of Directors approved the payment of a quarterly dividend of $0.195 per share of outstanding common stock and per outstanding restricted stock unit. The dividends are payable on June 2, 2015 to stockholders and restricted stock unit holders of record at the close of business on May 20, 2015. Any determination to pay dividends in future periods will be at the discretion of our Board of Directors. The indenture governing our senior unsecured notes include restrictions on our ability to pay dividends on our common stock.

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

We consider the undistributed earnings of our foreign subsidiaries as of March 31, 2015 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. At March 31, 2015, the amount of cash associated with permanently reinvested foreign earnings was approximately $256.5 million. We have not, nor do we anticipate the need to, repatriate funds to the U.S. in order to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements. If we were to repatriate such foreign earnings in the future, we would incur incremental U.S. federal and state income taxes. However, our intent is to continue to indefinitely reinvest our foreign earnings and our current plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations.

The following summarizes our primary sources and uses of cash in the periods presented (in millions):

	Nine Months Ended March 31,
	2015	2014	Change
Operating activities	$151.3	$219.5	$(68.2)
Investing activities	(829.7)	(369.3)	(460.4)
Financing activities	252.9	426.3	(173.4)

Operating activities. The $68.2 million decrease in cash provided by operating activities was primarily attributable to increases in payments of contingent purchase consideration that is considered compensatory in nature, employee incentive compensation payments and payments of income taxes.

Investing activities. The $460.4 million increase in cash used in investing activities was primarily attributable to an increase in cash used to acquire businesses, primarily the $279.4 million and $449.7 million paid to acquire I&S and CAP in July 2014 and November 2014, respectively. Also contributing to the increase is an increase in capital expenditures of $14.0 million and an increase in acquisitions and capitalization of intangible assets of $5.7 million.

Financing activities. The $173.4 million decrease in cash provided by financing activities is primarily attributable to a decrease in net proceeds from the issuance of senior unsecured notes, net of repayments of long-term debt, of $87.5 million. Also contributing to the decrease is a $66.7 million increase in stock repurchases due to the adoption of a new share repurchase program in November 2014 and a $13.3 million increase in payments of contingent purchase consideration.

Off-Balance Sheet Arrangements and Related Party Transactions

As of March 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Certain minority stockholders of our international subsidiaries are also commercial purchasers and users of our software and services. Revenue transactions with all of the individual minority stockholders in the aggregate were less than 10% of our consolidated revenue for the nine months ended March 31, 2015 and 2014, respectively, and aggregate accounts receivable from the minority stockholders represent less than 10% of consolidated accounts receivable at March 31, 2015 and June 30, 2014, respectively.

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

On April 7, 2015 we entered into a Lease Agreement with CLI where we lease a property owned by CLI in Texas (the "Innovation Center"). We have been using the Innovation Center since 2013 pursuant to the terms of the Facilities Use Agreement. We use the Innovation Center for various purposes, including: research and development; global employee meetings, training and team building; and functions intended to foster client, partner and vendor relations as well as business and corporate development. The Lease Agreement provides us with continued, exclusive, long-term rights to use the Innovation Center and protects our investment in the improvements to the Innovation Center. The Lease Agreement has term of 20 years with an additional five-year extension option. The monthly lease payment is $10,000.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in our consolidated financial statements. On an ongoing basis, we evaluate estimates. We base our estimates on historical experiences and assumptions which we believe to be reasonable under the circumstances. These estimates form the basis for our judgments that affect the amounts reported in the consolidated financial statements. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 to our audited consolidated financial statements for the year ended June 30, 2014 and our critical accounting policies are more fully described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each of which are included in our Annual Report on Form 10-K for the year ended June 30, 2014 filed with the SEC on August 29, 2014. There have been no significant changes in our critical accounting policies and estimates during the nine months ended March 31, 2015.

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

Period	Average Euro-to-U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2013	$1.32	$1.55
Quarter ended December 31, 2013	1.36	1.62
Quarter ended March 31, 2014	1.37	1.65
Quarter ended June 30, 2014	1.37	1.68
Quarter ended September 30, 2014	1.33	1.67
Quarter ended December 31, 2014	1.25	1.58
Quarter ended March 31, 2015	1.13	1.52

During the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, the U.S. dollar strengthened against most major foreign currencies we use to transact our business. Relative to the Euro and the Pound Sterling, the average U.S. dollar strengthened by 17.6% and 8.4%, respectively, which decreased our revenues and expenses for the three months ended March 31, 2015. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in an increase or decrease, as the case may be, to our revenues of $7.7 million and $23.7 million during the three and nine months ended March 31, 2015, respectively.

In the normal course of business, we are exposed to variability in foreign currency exchange rates. We use derivatives to mitigate risks associated with this variability. The following is a summary of outstanding derivative financial instruments as of March 31, 2015 that are intended to mitigate our exposure to variability in foreign currency exchange rates:

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

•
In March 2015, we entered into a pay fixed Euros / receive fixed U.S. dollars cross-currency swap with a notional amount of €174.8 million. Under the terms of the cross-currency swap, we pay Euro fixed coupon payments at 4.725% and receive U.S. dollar fixed coupon payments at 6.000% on the notional amount. The maturity date of the cross-currency swap is June 15, 2021. The cross-currency swap was designated as a net investment hedge at inception. We report the effective portion of the gain or loss on these hedges as a component of accumulated other comprehensive income (loss) in stockholders' equity and reclassify these gains or losses into earnings when the hedged transaction affects earnings. To date, there has been no hedge ineffectiveness.

Interest Rate Risk

Our outstanding long-term debt as of March 31, 2015 consists entirely of senior unsecured notes that bear interest at a fixed interest rate. Accordingly, we are not subject to interest rate risk.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures and, based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

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

Changes in Internal Controls

We did not identify any changes in our internal control over financial reporting that occurred during the third quarter of fiscal year 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We derive a substantial portion of our revenues from sales to large insurance companies and collision repair facilities that have relationships with these insurance companies. During the nine months ended March 31, 2015, we derived 15.5% of our revenues from our ten largest insurance company customers. The largest three of these customers accounted for 2.9%, 2.3%, and 1.9%, respectively, of our revenues during the nine months ended March 31, 2015. A loss of one or more of these customers would result in a significant decrease in our revenues, including the business generated by collision repair facilities associated with those customers. Furthermore, many of our arrangements with European customers are terminable by them on short notice or at any time. In addition, disputes with customers may lead to delays in payments to us, terminations of agreements or litigation. Additional terminations or non-renewals of customer contracts or reductions in business from our large customers would harm our business, financial condition and results of operations.

Our industry is highly competitive, and our failure to compete effectively could result in a loss of customers and market share, which could harm our revenues and operating results.

The markets for our automobile insurance claims processing software and services are highly competitive. In the United
States, our principal competitors are CCC Information Services Group Inc. and Mitchell International Inc. In Europe, our principal competitors are EurotaxGlass’s Group, DAT GmbH and GT Motive Enisa Group. Mitchell International recently consummated a strategic relationship with GT Motive Einsa Group, including an equity investment. We also encounter regional or country-specific competition in the markets for automobile insurance claims processing software and services and our other products and services. For example Experian® is our principal competitor in the United Kingdom in the vehicle validation market, car.tv is our principal competitor in Germany in the online salvage vehicle disposition market and ChoicePoint is our principal competitor in the United States in the automobile reunderwriting solutions market. The principal competitors of SRS in the U.S. service, repair and maintenance software and solutions market are ALLDATA and the Mitchell repair manuals. The principal competitor of our I&S business is Safelite Solutions. If one or more of our competitors develop software or services that are superior to ours or are more effective in marketing their software or services, our market share could decrease, thereby reducing our revenues. In addition, if one or more of our competitors retain existing or attract new customers for which we have developed new software or services, we may not realize expected revenues from these new offerings, thereby reducing our profitability.

Some of our current or future competitors may have or develop closer customer relationships, develop stronger brands, have greater access to capital, lower cost structures and/or more attractive system design and operational capabilities than we have. Consolidation within our industry could result in the formation of competitors with substantially greater financial, management or marketing resources than we have, and such competitors could utilize their substantially greater resources and economies of scale in a manner that affects our ability to compete in the relevant market or markets. As a result of consolidation, our competitors may be able to adapt more quickly to new technologies and customer needs, devote greater resources to promoting or selling their products and services, initiate and withstand substantial price competition, expand into new markets, hire away our key employees, change or limit access to key information and systems, take advantage of acquisition or other strategic opportunities more readily and develop and expand their product and service offerings (including those products and services that may compete with our risk and asset management platform and our “digital garage” product) more quickly than we can. In addition, our competitors may form strategic or exclusive relationships with each other, such as the equity interest in GT Motive purchased by Mitchell International, and with other companies in attempts to compete more successfully against us. These relationships may increase our competitors’ ability, relative to ours, to address customer needs with their software and service offerings, which may enable them to rapidly increase their market share.

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

We derive most of our revenues, and incur most of our costs, in currencies other than the U.S. dollar, mainly the Euro. In our historical financial statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period for our consolidated statement of income and certain components of stockholders’ equity or the exchange rate at the end of that period for the consolidated balance sheet. These translations resulted in a net foreign currency translation adjustment of $(205.2) million and $40.4 million for the nine months ended March 31, 2015 and 2014, respectively, which are recorded as a component of accumulated other comprehensive income (loss) in the stockholders' equity. Ongoing global economic conditions have impacted currency exchange rates.

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

Period	Average Euro-to-U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2013	$1.32	$1.55
Quarter ended December 31, 2013	1.36	1.62
Quarter ended March 31, 2014	1.37	1.65
Quarter ended June 30, 2014	1.37	1.68
Quarter ended September 30, 2014	1.33	1.67
Quarter ended December 31, 2014	1.25	1.58
Quarter ended March 31, 2015	1.13	1.52

During the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, the U.S. dollar strengthened against most major foreign currencies we use to transact our business. Relative to the Euro and the Pound Sterling, the average U.S. dollar strengthened versus the Euro by 17.6% and 8.4%, respectively, which decreased our revenues and expenses for the three months ended March 31, 2015. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in an increase or decrease, as the case may be, to our revenues of $7.7 million and $23.7 million during the three and nine months ended March 31, 2015, respectively.

In the normal course of business, we are exposed to variability in foreign currency exchange rates. We use derivatives to mitigate risks associated with this variability. The following is a summary of outstanding derivative financial instruments as of March 31, 2015 that are intended to mitigate our exposure to variability in foreign currency exchange rates:

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

•
In March 2015, we entered into a pay fixed Euros / receive fixed U.S. dollars cross-currency swap with a notional amount of €174.8 million. Under the terms of the cross-currency swap, we pay Euro fixed coupon payments at 4.725% and receive U.S. dollar fixed coupon payments at 6.000% on the notional amount. The maturity date of the cross-currency swap is June 15, 2021. The cross-currency swap was designated as a net investment hedge at inception. We report the effective portion of the gain or loss on these hedges as a component of accumulated other comprehensive income (loss) in stockholders' equity and reclassify these gains or losses into earnings when the hedged transaction affects earnings. To date, there has been no hedge ineffectiveness.

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

Our growth is dependent upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. We have addressed and will continue to address the need to introduce new products both through internal development and through acquisitions of other companies and technologies that would complement or extend our business or enhance our technological capability. In fiscal year 2014, we acquired six businesses, as well as 50% ownership interest in SRS. In fiscal year 2015 to date, we have acquired five businesses, including I&S and CAP.

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

Our industry is subject to rapid technological changes, and if we fail to keep pace with these changes or our present or future product offerings are diminished or made obsolete in the marketplace, our market share and revenues will decline.

Our industry is characterized by rapidly changing technology, evolving industry standards and frequent introductions of, and enhancements to, existing software and services, all with an underlying pressure to reduce cost. Industry changes could render our present or future product offerings (including but not limited to our risk and asset management platform and our “digital garage” product) less attractive or obsolete, and we may be unable to make the necessary adjustments to our present or future product offerings at a competitive cost, or at all. We also incur substantial expenses in researching, developing, designing, purchasing, licensing and marketing new software and services, including but not limited to our risk and asset management platform and our “digital garage” product. The development or adaptation of these new technologies and products may result in unanticipated expenditures and capital costs that would not be recovered in the event that such new technologies or products are unsuccessful. The research, development, production and marketing of new software and services are also subject to changing market requirements, access to and rights to use third-party data, the satisfaction of applicable regulatory requirements and customers’ approval procedures and other factors, each of which could prevent us from successfully marketing any new software and services or responding to competing technologies. The success of new software in our industry also often depends on the ability to be first to market, and our failure to be first to market with any particular product offering could limit our ability to recover the development expenses associated with such product. If we cannot develop or acquire new technologies, software and services or any of our existing or anticipated future product offerings (including but not limited to our risk and asset management platform and our “digital garage” product) are diminished in value, made less attractive or rendered obsolete by technological changes or present or future competitive products and services in the marketplace, our revenues and income could decline and we may lose market share to our established or new competitors, which would impact our future operations and financial results.

We are currently making, and anticipate making additional, strategic decisions and investments to leverage and expand our product and service offerings, including offerings in addition to the automotive sector.

We have invested, and expect to continue to invest, significant management attention and financial resources to develop, integrate and implement new business strategies, products, services, features, applications, and functionality (including but not limited to our risk and asset management platform and our “digital garage” product). Such endeavors may involve significant risks and uncertainties, including distraction of management from current core operations, insufficient revenues to offset liabilities assumed and expenses associated with these new investments, inadequate return of capital on our investments, and unanticipated issues or problems that arise during our implementation of such strategies and offerings. Because these new endeavors are inherently risky, our business strategies and product and service offerings may not be successful and may adversely affect our business, financial condition and results of operations.

Some of our strategies and offerings may be outside the insurance claims industry (such as our SRS joint venture, CAP and our “digital garage” product), may be outside of the automotive sector (such as our property claims business and our "digital garage" product), or may be consumer-based (such as our "digital garage" product). We have limited historical experience directly serving consumers or customers outside of the automotive sector and our products and services may not be accepted or widely utilized by such consumers or customers. These offerings may also subject us to new or additional laws and regulations (including those relating to consumer protection) and may lead to increased legal and regulatory compliance, risk and liability.

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

We have a significant amount of indebtedness. As of March 31, 2015, our indebtedness, including current maturities, was $2.3 billion, which consists of $1.7 billion related to the 2021 Senior Notes and $0.6 billion related to the 2023 Senior Notes.

During the nine months ended March 31, 2015, our aggregate interest expense was $90.7 million and cash paid for interest was $61.0 million. As a result of our issuance of additional senior unsecured notes in June and November 2014, our interest expense and cash interest expense will increase in fiscal year 2015 as compared to fiscal year 2014.

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
Pursuant to agreements entered into prior to the CSG Acquisition, the noncontrolling stockholders of certain of our majority-owned subsidiaries have the right to require us to redeem their shares at the then fair market value. For financial statement reporting purposes, the estimated fair market value of these redeemable noncontrolling interests was $71.5 million at March 31, 2015.

We are active in over 70 countries, where we are subject to country-specific risks that could adversely impact our business and results of operations.

During the nine months ended March 31, 2015, we generated approximately 56% of our revenues outside the U.S. and we expect revenues from non-U.S. markets to continue to represent a majority of our total revenues. Business and operations in individual countries are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, currency exchange controls and repatriation of earnings. Our results are also subject to the difficulties of coordinating our activities across over 70 different countries. Furthermore, our business strategy includes expansion of our operations into new and developing markets, which will require even greater international coordination, expose us to additional local government regulations and involve markets in which we do not have experience or established operations. In addition, our operations in each country are vulnerable to changes in socio-economic conditions and monetary and fiscal policies, intellectual property protection disputes, the settlement of legal disputes through foreign legal systems, the collection of receivables through foreign legal systems, exposure to possible expropriation or other governmental actions, unsettled political conditions, possible terrorist attacks and pandemic disease. These and other factors may harm our operations in those countries and therefore our business, financial condition and results of operations.

We have a large amount of goodwill and other intangible assets as a result of acquisitions. Our earnings will be harmed if we suffer an impairment of our goodwill or other intangible assets.

We have a large amount of goodwill and other intangible assets and are required to perform an annual, or in certain situations a more frequent, assessment for possible impairment for accounting purposes. At March 31, 2015, we had goodwill and other intangible assets of $2.7 billion, or approximately 75% of our total assets. If we do not achieve our planned operating results or other factors impair these assets, we may be required to incur a non-cash impairment charge. Any impairment charges in the future will adversely affect our results of operations.

We may incur significant restructuring and severance charges in future periods, which would harm our operating results and cash position or increase debt.

We incurred restructuring charges of $4.7 million and $4.5 million during the nine months ended March 31, 2015 and 2014, respectively. These charges consist primarily of relocation and termination benefits paid or to be paid to employees, lease obligations associated with vacated facilities and other costs incurred related to our restructuring initiatives. As of March 31, 2015, our remaining restructuring and severance obligations associated with these restructuring initiatives were $1.2 million.

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

We depend on a limited number of key personnel who would be difficult to replace. If we lose the services of these individuals, or are unable to attract and retain sufficient numbers of qualified employees to support our present and future operations and business strategy, our business will be adversely affected.

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

Our success also depends on our ability to continue to attract, manage and retain qualified management, sales and technical personnel as we grow and implement our present and future business strategy. Particularly, we have a present and anticipated future need to attract, manage and retain sufficient numbers of appropriately qualified personnel to develop and commercialize our risk and asset management platform and our “digital garage” product offering. Competition for such qualified personnel is intense and we may not be able to continue to attract or retain such qualified personnel in the future.

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

On February 6, 2012, we filed a lawsuit against Mitchell International, Inc. in the United States District Court for the District of Delaware for infringement of one of our U.S. patents and we subsequently added an additional two continuation patents to the lawsuit.  On February 24, 2015, at Mitchell International’s request, the U.S. Patent and Trademark Office (“USPTO”) instituted a Covered Business Method Patent Review (“CBM”) of the patents at issue in the lawsuit. In so doing, the USPTO preliminarily determined that it is more likely than not that the claims of such patents are not eligible for patent protection. Oral argument of the CBM proceeding before the USPTO is currently scheduled for October 19, 2015. It is possible that the USPTO may ultimately invalidate or narrow the scope of such patents when it issues its final ruling. On March 24, 2015, the United States District Court for the Southern District of California, where the lawsuit now resides, issued an order to stay the lawsuit pending the ruling of the USPTO in the CBM proceeding.

If the lawsuit resumes following completion of the CBM, we expect that the lawsuit, if we cannot resolve it before trial, could require a substantial period of time to litigate, and at this stage we cannot predict the duration or cost of such litigation. We also expect that the lawsuit, even if it is ultimately determined in our favor or settled by us on favorable terms, will be costly to litigate, and that the cost of such litigation could have an adverse financial impact on our operating results. The CBM and the litigation could also distract our management team and technical personnel from our other business operations, to the detriment of our business results. It is possible that we might not prevail in the CBM or in our lawsuit against Mitchell International, in which case our costs of litigation would not be recovered, and we could effectively lose some of our patent rights. It is also possible that Mitchell International might respond to our lawsuit by asserting counterclaims against us. Delays in the litigation, and any or all of these potential adverse results, could cause a substantial decline in our stock price.

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

We began paying quarterly cash dividends to holders of our outstanding of common stock and restricted stock units in the quarter ended September 30, 2009. On May 6, 2015, we announced that the Audit Committee of our Board of Directors approved the payment of a quarterly dividend of $0.195 per outstanding share of common stock and per outstanding restricted stock unit. The dividends are payable on June 2, 2015 to stockholders and restricted stock unit holders of record at the close of business on May 20, 2015. Any determination to pay dividends in future periods will be at the discretion of our Board of Directors. Our ability to pay dividends to holders of our common stock and restricted stock units in future periods may be limited by restrictive covenants under the indenture for the senior unsecured notes. As a result, your only opportunity to achieve a return on your investment in us could be if the market price of our common stock appreciates and you sell your shares at a profit. We cannot assure you that the market price for our common stock will ever exceed the price that you pay.

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

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
October 2013 Share Repurchase Program
October 2013	—	$—	—	$200,000
November 2013	136	$64.73	136	$191,183
December 2013	14	$68.43	14	$190,236
January 2014	—	$—	—	$190,236
February 2014	250	$66.91	250	$173,503
March 2014	50	$66.74	50	$170,165
April 2014	—	$—	—	$170,165
May 2014	153	$66.45	153	$159,974
June 2014	195	$65.61	195	$147,171
July 2014	—	$—	—	$147,171
August 2014	35	$60.81	35	$145,051
September 2014	465	$60.58	465	$116,865
Total	1,298	$64.03	1,298	$116,865
November 2014 Share Repurchase Program
November 2014				$375,000
November 2014	350	$53.38	350	$356,316
December 2014	696	$48.55	696	$322,535
January 2015	157	$47.86	157	$314,495
February 2015	137	$54.31	137	$307,040
March 2015	66	$51.51	66	$303,640
Total	1,406	$50.74	1,406	$303,640

ITEM 6.	EXHIBITS.

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tony Aquila, Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Renato Giger, Chief Financial Officer and Treasurer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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
May 11, 2015