Form 10-K
period 2015-06-30
SOLERA HOLDINGS, INC
filed 2015-08-31
CIK 1324245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2015
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $2,018,000,000 as of December 31, 2014 (based upon the closing sale price on The New York Stock Exchange for such date). For this purpose, all shares held by directors, executive officers and stockholders beneficially owning five percent or more of the registrant’s common stock have been treated as held by affiliates.
The number of shares of the registrant’s common stock outstanding as of August 25, 2015 was 67,032,335.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement to be delivered to stockholders in connection with registrants 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
Actual results could differ materially from those projected, implied or anticipated by our forward-looking statements. Some of the factors that could cause actual results to differ include: those set forth in the sections titled “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere as described in this Annual Report on Form 10-K. These factors include, but are not limited to: our reliance on a limited number of customers for a substantial portion of our revenues; effects of competition on our software and service pricing and our business; unpredictability and volatility of our operating results, which include the volatility associated with foreign currency exchange risks, our sales cycle, seasonality, changes in the amount of our income tax provision (benefit) or other factors; effects of the global economic downturn on demand for or utilization of our products and services; risks associated with and possible negative consequences of acquisitions, joint ventures, divestitures and similar transactions, including regulatory matters and risks related to our ability to successfully integrate our acquired businesses; our ability to increase market share, successfully introduce new software and services (including but not limited to our risk and asset management platform and our “digital garage” product) and expand our operations, including in new geographic locations; time and expenses associated with customers switching from competitive software and services to our software and services; rapid technology changes in our industry; effects of changes in or violations by us or our customers of government regulations; costs and possible future losses or impairments relating to our acquisitions; use of cash to service our debt and effects on our business of restrictive covenants in our bond indentures; our ability to obtain additional financing as necessary to support our operations including Mission 2020; country-specific risks associated with operating in multiple countries; damage to our business or reputation resulting from system failures, delays and other problems; successful integration of acquired businesses that operate in industries outside of our core market; risks associated with a diversified business; our reliance on third-party information for our software and services; the financial impact of future significant restructuring and severance charges; the impact of changes in our tax provision (benefit) or effective tax rate; our ability to pay dividends or repurchase shares in future periods; our present and anticipated continued dependence on both a limited number of key personnel and hiring and retaining sufficient numbers of qualified personnel to support our present and future operations and business strategy; any material adverse impact of current or future litigation on our results or business, including litigation with Mitchell International; and other factors that are described from time to time in our periodic filings with the SEC.
All forward-looking statements are qualified in their entirety by this cautionary statement, and we undertake no obligation to revise or update this Annual Report on Form 10-K to reflect events or circumstances after the date hereof.

PART I

ITEM 1.	BUSINESS

General

References and Fiscal Year

The terms “we,” “us,” “our,” “our company” and “our business” refer to the consolidated operations of Solera Holdings, Inc. Our fiscal year ends on June 30 of each year. Fiscal years are identified in this Annual Report on Form 10-K according to the calendar year in which they end. For example, the fiscal year ended June 30, 2015 is referred to as “fiscal year 2015.”

Our Company

We are a leading provider of risk and asset management software and services to the automotive and property marketplace, including the global property and casualty insurance industry. We are expanding beyond our global-leading position in collision repair and U.S.-based mechanical repair presence to bring data driven productivity and decision support solutions to other aspects of vehicle ownership such as vehicle validation, vehicle valuation, glass repair, driver violation monitoring, vehicle salvage and electronic titling. We are also taking our core competencies of data, software and connectivity from the auto to the home. Our common stock is listed on the New York Stock Exchange under the symbol “SLH,” and we had a market capitalization of approximately $3.0 billion as of June 30, 2015.

Our Customers

We serve over 180,000 customers and are active in over 75 countries across six continents with approximately 5,400 employees. Our customers include more than 4,000 automobile insurance companies, 60,500 collision repair facilities, 12,500 independent assessors, 44,500 service, maintenance and repair facilities and 58,500 automotive recyclers, auto dealers and others. We derive revenues from many of the world’s largest automobile insurance companies, including the ten largest automobile insurance companies in Europe and eight of the ten largest automobile insurance companies in North America. No single customer accounted for more than 3.0% of our revenue for the fiscal year 2015.

Our Vision

In the future, we believe the digital lifestyles of our customer's customer (we work with the end customer in mind but always offer our services through our business customers, hence the term, customers-customers) will require all aspects of auto and home ownership to be digitally enabled and connected .We believe that Solera, with its diverse data based platforms, will be uniquely positioned to serve this need. We intend to serve the complete auto life cycle needs and leverage our core competencies of data, software and networking to digitize property claims management.

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

Platforms

We currently operate three platforms - Auto, Customer’s Customer and Property. At the core of our software and services are our proprietary databases. Each of our databases has been adapted for use in our local markets. Over the last 5 years, we have invested over $120 million annually to maintain and expand our proprietary databases and related software applications. Our primary databases include our repair estimating database, our total loss database, our claims database, our vehicle validation database, our motor vehicle record database, our salvage parts database, our service maintenance and repair databases and our property database.

Auto Platform

Through our Auto Platform, we facilitate efficient, cost effective collision repair, vehicle maintenance and repair, glass repair, vehicle salvage and parts procurement.

Collision Repair

The Automobile Insurance Claims Process. An overview of the automobile insurance claims process and its complexities provides a framework for understanding how our customers can derive value from our software and services. The automobile insurance claims process generally begins following an automobile collision and consists of the following steps:

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

Automobile Insurance Industry

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

Repair Estimating Database. We have developed our repair estimating database over 48 years through the development, collection, organization and management of automobile-related information. The data in this database enables our customers to estimate the cost to repair a damaged vehicle. This database:

•	contains detailed cost data for each part and the required labor operations needed to complete repairs on over 5,700 vehicle types;

•	covers over 99.2% of the vehicle models in our core markets;

•	includes vehicles data dating back to 1967;

•	includes over 8.0 million parts for vehicles with multiple model years, editions, option packages and country-specific variations;

•	includes over 6.5 million aftermarket parts; and,

•	includes over 5.9 million graphics.
We update this database with data provided to us by third parties, including original equipment manufacturers, or OEMs, and aftermarket part suppliers, and automotive recyclers, along with data we develop through our proprietary analyses of local labor repair times and damage repair techniques. The quality and accuracy of the database, which are very important to each of our customers, are continuously monitored and maintained using rigorous quality control processes, which include updating over 2.4 million data records every month.
Automotive Recycling Industry

Recycled Parts Databases The Hollander Interchange™ is a part identification index of millions of auto parts and their interchangeable equivalents that spans over 80 years.  The Hollander Interchange is the language used by parts buyers and sellers to inventory, locate and sell a significant percentage of recycled parts.  EDEN® is a dynamic parts database that contains approximately 175 million unique automobile parts that are held in inventory at any given point by a network of approximately 3,000 automotive recyclers.  EDEN is used by our customers to quickly find locally available automobile parts.
Salvage Vehicle Database. Our salvage vehicle database helps our customers buy, sell and estimate the value of salvage vehicles. Through our eSalvage exchange each year, our customers list approximately 1.2 million salvage vehicles for sale and more than 10,600 qualified bidders enter approximately 8.0 million bids for the purchase of salvage vehicles.

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

There are 16,400 automobile dealers in the U.S. According to the National Automobile Dealers Association ("NADA") in 2014 warranty worked performed by franchised dealers was valued at $17.1 billion in service and parts---all at no cost to the vehicle owner. Additionally, NADA estimated Americans spent at franchised dealerships a total of $91.7 billion in 2014 on for repairs, maintenance, tires, batteries, oil and accessories for automobiles and light trucks used in personal transportation.

After the OEM warranty expires, vehicle owners typically have their vehicles serviced and maintained at either an automobile dealer or at chain or independent repair facility.

There are approximately 275,000 chain and independent repair facilities in the U.S. A National Highway Traffic Safety Administration ("NHTSA") analysis led to a primary estimate that approximately 40% of the costs associated with auto repair were unnecessary. The NHTSA reports that the consumer losses associated with improper repair and maintenance are attributable to (among other factors):

•	Unneeded repairs due to inadequate diagnosis;

•	Unneeded repairs sold with possible fraudulent intent;

•	Wasteful over-frequent preventive maintenance;

•	Accidents due to under maintenance or faulty repairs; and

•	Cars prematurely retired due to under maintenance or faulty repairs

Our Service Maintenance & Repair Platform & Solutions

The automotive service, maintenance and repair ("SMR") market is driven by a structural and growing imbalance between supply and demand. Supply is constrained by a diminishing number of highly qualified auto technicians (due to aging/retirement of the technician population and fewer technicians becoming certified) capable of efficiently diagnosing and servicing today’s increasingly complex vehicles. Demand, on the other hand, is increasing due to a confluence of several factors, including:

•
Near-record high of 253 million vehicles in operation in the U.S., and growing, with new-vehicle sales expected to reach pre-2008 recession levels of over 16.4 million units by 2014, according to NADA;

•	The average age of vehicles on the road in the U.S. is at a record high of almost 11.4 years according to the Automotive Aftermarket Industry Association;

•	Increasing vehicle complexity.
One of the most efficient ways to bridge the growing gap between fewer and less experienced technicians servicing a greater number of more technologically complex vehicles, is to empower those technicians through the implementation and application of technology.

Vehicle SMR generates the overwhelming majority of operating profits for both aftermarket shops and dealerships, reinforcing their imperative to meet growing market demand effectively. In this context, the ability to increase the quality and efficiency of automotive service and repair, and improve vehicle owner satisfaction and retention, represents a significant value proposition. Our Identifix and AutoPoint services play a unique, vital and growing role in the automotive ecosystem by helping to meet this high-value need with proprietary data, technology and workflow optimization solutions.

With proprietary data covering more than 760,000 real world vehicle issues and growing every day, our online subscription solutions deliver the most comprehensive, authoritative, accurate and reliable information for vehicle service and repair in the world.

The primary source of the original fix data is our Identifix Repair Hotline, a pay-per-call technical assistance service that connects professional automotive technicians across North America live with Automotive Service Excellence ("ASE") certified master mechanics who provide diagnostic services and repair guidance to service and repair professionals. The information from Identifix Repair Hotline calls, including more than 4 million inbound technical assistance calls over the last 26 years, is continually added to the database, providing an ongoing source of new proprietary data regarding vehicle problems and the best way to fix them, and further acting as a critical source of proprietary real-world fix data that keeps our solution current, highly relevant and uniquely valuable to our customers.

Supplementing the Identifix Repair Hotline data is content from a number of third party sources, including most notably OEMs. Our solution synthesizes and categorizes authentic OEM-authored information and factory manual content, and integrates this data to provide full 360-degree solutions for vehicle problems of any type. With over 24 million documents from most major OEMs this authentic OEM information supplements the real-world diagnostic data with factory-accurate protocols, guidelines and diagrams governing how to repair diagnosed vehicle problems.

Indentifix is the number one U.S. database of experiential diagnostic test and fix data for aftermarket repairs, serving over 50,000 rooftops and a network of over 270,000 automotive technicians. Indentifix processes over 20 million SMR events annually using a proprietary database search functionality that covers approximately one million fixes.

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

AutoPoint is a leading provider of SMR performance software, data and business services to automotive dealership service centers, serving nearly 4,000 installed dealers in 40 million SMR events annually. Our AutoPoint service center workflow software provides;

•	Proprietary data-driven solutions that leverage the power of over 135 million repair orders and completed inspections to deliver customer specific recommendations for maintenance and repair;

•	Proven and measurable customer return on investment for users of the data and software; and

•	Dramatic and lasting impact on service center business processes.

For 38 of the 40 fiscal quarters prior to our purchase of AutoPoint from Service Repair Solutions ("SRS"), AutoPoint generated a negative EBITDA margin. Beginning the two fiscal quarters prior to our ownership, AutoPoint’s EBITDA margin turned positive. AutoPoint’s EBITDA margin has remained positive and improved further during our ownership.

Our DMEautomotive, LLC (“DMEa”) business is a leader in data-driven customer retention and marketing solutions for the retail automotive industry. DMEa’s content-driven software and individualized communication tools enable automotive sales, service and repair providers to partner with their customers in vehicle management.

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

Automotive Recycling Industry

Our data, software and services help customers to keep pace with more stringent buyer requirements, increased government regulations and complexity of new vehicles. Additionally, some insurance companies in some countries are mandating the use of aftermarket and recycled parts to lower the costs to repair damaged vehicles. For example, in the U.S., aftermarket and recycled parts make up approximately 37% of parts usage in collision repair. We believe these factors will result in increased demand for automotive recycling software and services, as recyclers seek to manage their workflows, maximize the value of their inventories and increase efficiency. In many other countries, use of recycled parts is still in the early development stages. Foreign buyers now account for 32% of vehicles purchased at salvage auctions.

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

EDEN® is a dynamic parts database that contains approximately 175 million unique automobile parts that are held in inventory at any given point by a network of approximately 3,000 automotive recyclers.  EDEN is used by our customers to quickly find locally available automobile parts.

Powerlink® is a software application used to manage salvage yard operations in North America, Pinnacle Professional is a software application used to manage salvage yard operations outside of North America. These applications are used by more than 2,600 salvage yards to operate more efficiently, make better decisions, open new markets and sell more parts.

PartsNetwork®, powered by APU, is a web-based solution that provides insurance adjusters and collision repair centers an automated process for sourcing, pricing and purchasing alternative parts (that is, second life, aftermarket, OEM surplus parts). Using PartsNetwork, our customers process more than 103 million parts quotes, representing approximately $20.5 billion in quotes, annually. PartsNetwork provides real-time results for parts availability, description, quality, and pricing thereby lowering costs for insurers, simplifying workflow for repairers, and driving sales for part suppliers.

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

Vehicle Insurance Re-Underwriting. As a result of our acquisitions of Explore and LMI, we provide property and casualty insurers with driver violation reporting services for a substantial number of their insured drivers in the United States. This cost-effective service allows insurance companies to re-assess their risk and, where appropriate, impose a premium surcharge on insured drivers to reflect such risk. Through Explore, in the United States, we collect driver violation data from 129 sources in 46 states, allowing for driver violation reporting on over 60 million insured drivers. This database collects over 34 million moving violation records annually.

Electronic Titling. Through TitleTec, we provide a driver information services platform that allows automotive dealerships in the U.S. to streamline operations and improve the customer purchasing experience by assembling and processing the data necessary to electronically register a vehicle, produce a title, and issue a permanent or temporary tag real-time at the point of sale.

Subrogation. Through HyperQuest, we provide web-based subrogation solutions that lower processing costs, automate processes for efficiency, provide objectivity, and increase accuracy for both subrogation claims and out-of-network claims in the U.S. This drives consumer satisfaction by allowing insurance companies, assessors, and collision repair shops to seamlessly process out-of-network claims, regardless of the estimating platform being used.

Vehicle Valuation. Through CAP Automotive (“CAP”), we are a leading provider of real-time, high-accuracy valuations and specifications for new and used vehicles in the United Kingdom, processing over 18 million valuations annually. CAP’s solutions provide pricing transparency for vehicle transactions and enable buyers and sellers of vehicles to make accurate pricing decisions. Through its industry-standard valuation benchmark, CAPclean, and proprietary solutions, CAP has established integrated, long-term relationships with the leading dealers, finance companies, auction houses, fleets and OEMs in the United Kingdom. CAP’s customers include over 400 out of the 535 largest dealer groups, 100% of the major banks that finance vehicle purchases and 100% of the largest fleet, credit hire and leasing firms.

Vehicle Validation. Through HPI and CarweB, we provide private car buyers, car dealers, finance houses and the insurance industry with access to information on all registered vehicles in the United Kingdom. Using our vehicle validation database, private car buyers, car dealers, finance companies and the insurance industry customers can verify who the owner is, whether there is a finance-related lien, whether the vehicle has been recorded as stolen or if it has been declared a total loss by an insurance company. We acquire data from a number of public and private data sources including the Great Britain Driver and Vehicle Licensing Agency, motor dealers and manufacturers and finance and insurance companies. The database contains information on approximately 108 million vehicles (including 42 million vehicles currently licensed for use in the United Kingdom) and approximately 179 million mileage readings. Through our access to the National Mileage Register, the United Kingdom’s largest database of mileages, we can alert car buyers and dealers to potential mileage discrepancies.

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

Business Strategy

Our Leverage, Diversify and Disrupt ("LDD") growth strategy is a framework for innovation and sustained, scalable growth.

Leverage refers to expanding our geographic footprint to increase the number of claims we process and to increase the number of services we provide in each claim to drive incremental return on investment for our insurance customers. Once a new market begins to adopt our electronic claims processing solutions and as our revenue-per-claim increases as we provide higher returns on investment to our customers, we enjoy scale benefits associated with our business model.

As our penetration of electronic claims processing increases in a geography, we begin to diversify to add more services from in our auto platform as well as our customer’s customer and property platforms. These diversifications add to our growth opportunities while diversifying from a reliance on collision-related claims.

Longer term, our objective is to disrupt the market by connecting our platforms and enabling the digital lifestyles of our customer’s customer. Thus, we envision the auto as another smart appliance within the home and with the owners looking to use digital tools to manage their auto and home ownership experiences including purchase, maintenance and accident repair.

Our Markets

We categorize each of the over 75 countries in which we are active into one of the three following market types (from most digitized to least): (i) Advanced; (ii) Evolving; and (iii) Emerging.

Market Type		Market Characteristics
Advanced Market	•	Digitized claims processing is widespread among industry participants.
	•	Vehicle insurance is generally government-mandated and a condition to obtaining vehicle financing.
	•	Number of cars on the road (“car parc”) growing at a lower rate relative to other market types.
	•	Advanced Markets include North America and Western Europe.
Evolving Market	•	Increasing adoption from manual claims processing to digitized claims processing; limited use of automated claims processing by industry participants.
	•	Higher accident frequencies than advanced markets.
	•	Growing adoption of government-mandated vehicle insurance and insurance as a condition to vehicle financing.
	•	Size of car parc increasing.
	•	Evolving Markets include Latin America and Central and Eastern Europe.
Emerging Market	•	Insurance companies focused on underwriting policies and establishing market share.
	•	Substantial majority of claims are manually processed; significant opportunity for industry participants to increase operational efficiency through the adoption of automated claims processing.
	•	Early stage adoption of government-mandated vehicle insurance and insurance as a condition to vehicle financing.
	•	The highest accident frequencies among the three market types.
	•	Size of car parc increasing at the fastest rate among the three market types.
	•	Emerging Markets include China, India and Morocco

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

Advanced Markets. In our Advanced Markets, automobile insurance is generally government-mandated and claims processing is generally automated. Automobile insurance companies achieve growth in these highly competitive markets by gaining additional market share and generally compete on price, quality and range of policyholder service. To remain competitive, insurance companies increasingly seek additional automated claims processing products and services to minimize costs and improve policyholder service. In these markets, the car parc is stable, for example, in the United States, the number of registered vehicles declined in 2014 and declined in 2013 and increased in 2012, while the average vehicle age has been increasing.

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

According to industry sources, global new light vehicle sales grew by 3.6% in 2014 to 86.3 million units and sales are forecasted to reach 88.3 million units, up by 2.4%, in 2015. In Advanced Markets, sales are projected to grow at a 0.7% compound annual growth rate from 2014 through 2024. In other markets, sales are projected to grow at a 6.6% compound annual growth rate from 2014 through 2024. Fewer new light vehicle sales can result in fewer insured vehicles on the road and fewer automobile accidents, which can reduce the transaction-based fees that we generate.

While digitization of claims processing can result in significant cost savings for our insurance company customers, improving their competitive positioning and customer satisfaction, the cost of digitized claims processing software and services generally represents a relatively small portion of automobile insurance companies’ claims costs. We believe automobile insurance companies will increase their spending on digitized claims processing software and services that improve their customers experience because such incremental investments can result in significant cost reductions and customer satisfaction improvements.

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

In 2014, global, non-life insurance premiums, which includes premiums for lines of business in addition to automobile insurance, grew by 5.4% compared to 2013. In 2014, approximately 80.0% of these premiums were generated in industrialized countries (of which North America grew by 2.7% and Western Europe grew by 6.8% compared to 2013) and 20.0% of the premium volumes were generated in emerging markets (of which Latin America grew by 6.0% and Emerging Asia grew by 11.1% compared to 2013).

Collision Repair Facilities

The collision repair industry is highly fragmented. We estimate there are approximately 60,500 collision repair facilities in our markets. The operating costs of these facilities have increased substantially over the past decade due to continued increases in sophisticated technologies and advanced materials used in vehicle manufacture, inflation in collision repair labor rates and changes in environmental regulations. In addition, collision repair facilities have increasingly established preferred relationships with insurance companies. These arrangements, known in the U.S. as direct repair programs, allow collision repair facilities to generate increased repair volumes through insurance company referrals. Insurance companies benefit by establishing a trusted network of collision repair facilities across which they can negotiate labor rates and implement standard procedures and best practices. Insurance companies often require collision repair facilities to use specified automated claims processing software and related services to participate in their programs. We believe the combination of these factors will increase demand for software and services that help collision repair facilities manage their workflow and increase their efficiency.

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

Automobile Dealers

According to NADA, at the end of 2014, there were 16,396 new car dealerships in the U.S., down from 17,635 at the end of 2013, and down from 17,540 at the end of 2012.

Service, Maintenance and Repair Facilities

According to the North American Industry Classification system, there are approximately 275,000 chain and independent automobile repair facilities in the U.S. These include service stations and independent garages, car and light truck dealers, specialty repair shops (i.e., muffler, brakes, and quick-lube shops), auto parts stores with bays, and discount stores/mass merchandisers.

Automotive Recyclers, Salvage, Dealerships and Others

The automotive recycling industry is highly fragmented with over $22 billion in estimated U.S. annual sales by over 8,200 independent salvage and recycling facilities. Participants in the automotive recycling industry are a valuable source of economical and often hard-to-find used vehicle replacement parts. Further this industry has become more sophisticated and technology-driven in order to keep pace with more stringent fulfillment requirements. Additionally, insurance companies are increasingly mandating the use of aftermarket and recycled parts to lower the costs to repair damaged vehicles. Recycled parts in particular represent an economic and environmental opportunity. In our company we call these recycled parts “second life” parts and we are working with insurers, recyclers and governments to ensure a win-win outcome for all. We believe these factors will result in increased demand for salvage yard management software and services, as automotive recyclers seek to manage their workflows, maximize the value of their inventories and increase efficiency.

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

We have completed numerous acquisitions, both domestically and abroad, which are detailed below:

Fiscal Year	Acquired Company	Company Description
2009	HPI, Ltd. (“HPI”)	Leading provider of used vehicle validation services in the United Kingdom
2009	UC Universal Consulting Software GmbH	Leading provider of software and services to collision repair facilities in Germany
2009	Inpart Servicos Ltda.	Leading electronic exchange for the purchase and sale of vehicle replacement parts in Brazil and other markets in Latin America and Europe
2010	AUTOonline GmbH In-formationssysteme (“AUTOonline”) (1)	Provider of an eSalvage vehicle exchange platform in several European countries and Latin American countries as well as India
2010	Softwaresysteme GTLDATA GmbH	Leading assessor management system provider in Austria
2010	Market Scan Holding B.V. (“Market Scan”)	Leading data analytics and software company serving the Dutch insurance industry

Fiscal Year	Acquired Company	Company Description
2011	Explore Information Services, LLC (“Explore”)	Leading U.S. provider of innovative data and analytic tools used by automotive property and casualty insurers
2011	New Era Software LLC (“New Era”)	U.S.-based provider of body shop management systems
2011	Digidentity B.V (2)	Dutch provider of next-generation E-identification certificates for authentication of online identities
2012	See Progress, Inc. (“See Progress”)	Market-leading U.S.-based provider of vehicle repair status software applications
2012	Inventory Technology Systems, Inc. (3)	U.S.-based provider of innovative solutions that enhance salvage yard profitability by managing recycled parts logistics and increasing inventory turnover
2012	K&S Beheer B.V. (“Commerce Delta”)	Leading Netherlands-based collision repair shop management system provider
2012	Sinexia Corporacion Tecnologica (“Sinexia”) (4)	Developer of a leading software application for processing property and casualty insurance claims in Spain
2012	Actual Systems companies (“Actual Systems”) (5)	Global provider of premier parts recycling yard management systems that are sold under the "Pinnacle" brand name
2013	License Monitor (“LMI”)
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

2013	Mensaelect S.A. ("Mensaelect")	Provider of a proprietary, web-based solution that streamlines the invoicing process between Spanish body shops and insurers
2013	CarweB Limited ("CarweB")	Provider of vehicle history and vehicle-specific technical data products and services in the United Kingdom
2013	HyperQuest, Inc. ("HyperQuest")	Provider of proprietary, web-based subrogation solutions and software tools that lower processing costs and provide objectivity to both subrogation claims and out-of-network claims
2013	Eziworks Pty Ltd ("Eziworks")	Australian company that operates as Car Quote, a leading body shop management system, which forms a communication link between insurers and body shops that allows them to exchange collision data
2013	PS Holdings, L.L.C. (“APU”) (3)	A cloud-based locator of recycled, aftermarket, reconditioned and surplus original equipment parts for the U.S. vehicle repair industry

(1)	Acquisition of 85% controlling ownership interest in fiscal year 2010. We subsequently acquired the remaining 15% noncontrolling ownership in fiscal years 2012 and 2013.

(2)	Acquisition of noncontrolling ownership interest.

(3)	Acquisition of substantially all operating assets.

(4)	Acquisition of controlling ownership interest. We subsequently acquired the remaining interests in fiscal year 2015.

(5)	Acquisition effected through a series of three interrelated transactions. In August 2013, we divested the United States and Canada business of Actual Systems.

Fiscal Year	Acquired Company	Company Description
2014	Autosoft S.r.l. (“Autosoft”)	A leading platform that provides workflow, damage assessment and claims management for insurance companies, vehicle repairers and assessors in Italy
2014	Distribution Services Technologies, Inc. (“DST”)	A leading provider of B2B e-Commerce, ERP support and analytics solutions for automotive mechanical part distributors in North America
2014	Pusula Otomotiv Danýþmanlik Ekspertiz Hizmetleri Anonim Þirketi (“Pusula”)	A leading provider of vehicle disposition and titling services in Turkey
2014	Servicios Informaticos Serinfo S.A. (“Serinfo”)	The leading provider of dealership and bodyshop management systems software in Chile
2014	sachcontrol AG (“Sachcontrol”)	A leading property claims management provider in Germany
2014	Service Repair Solutions, Inc. (“SRS”)(1)	A leading provider in the U.S. service, maintenance and repair market with proprietary databases and workflow solutions, marketed as Identifix
2014	Auto Point, LLC and Mobile Productivity, LLC (together, “AutoPoint”)
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

2015	CAP Automotive ("CAP")	A leading provider of real-time, high-accuracy valuations and specifications for new and used vehicles in the United Kingdom
2015	IBS Automotive, s.r.o	A leading provider of vehicle valuation data in the Czech Republic and Slovakia
2015	Service Dynamics, Inc	A U.S. provider of service appointment scheduling, service work flow automation, service operations and internal and external communication solutions for franchised automotive dealerships
2015	CIMA Systems, Inc.(2)	A U.S. provider of customer marketing solutions for franchised automotive dealerships
2015	DMEa automotive, LLC ("DMEa")	A leading provider of data driven customer retention and marketing solutions for the U.S. retail automotive and aftermarket repair industry

(1) Acquisition of 50% of the outstanding equity interests in a parent entity of SRS. At that time, we then had control of SRS as defined by accounting principles generally accepted in the United States and therefore consolidated its assets, liabilities, and financial results from the acquisition closing date.
(2) Acquisition of substantially all operating assets.

Acquisitions Subsequent to Fiscal Year 2015

Fiscal Year	Acquired Company	Company Description
2016	SRS (1)	A leading provider in the U.S. service, maintenance and repair market with proprietary databases and workflow solutions, marketed as Identifix
2016	Autodata B.V.	A leading provider of vehicle valuation, inventory management and workflow software for automotive dealers and leasing companies in the Netherlands

(1) Acquisition of the remaining 50% outstanding equity interests in SRS.

Our Global Operations

We are active in over 75 countries on six continents. We manage our business operations through two reportable segments: EMEA and Americas. Our EMEA reportable segment accounted for approximately 47% of our revenues during fiscal year 2015. EMEA comprises our activities in 52 countries in Europe, the Middle East, Africa, Asia and Australia. Our Americas reportable segment accounted for approximately 53% of our revenues during fiscal year 2015. Americas comprises our activities in 18 countries in North, Central and South America. For information regarding operating results and total assets of our segments, please see Note 15 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The table below sets forth the revenues we derived from the following geographic areas, based on the location of the customer, during each of the previous three fiscal years:

	Fiscal Years Ended June 30,
	2015	2014	2013
	(in thousands)
United States	$507,658	$368,151	$269,165
United Kingdom	155,972	116,334	101,815
Rest of Europe (excluding United Kingdom)	363,532	385,589	353,721
Other	113,684	117,185	113,402

The increase in the revenues derived from the United States market is primarily due to revenue contributions from acquisitions, including SRS and I&S, acquired in November 2013 and July 2014, respectively. The increase in the revenues derived from the United Kingdom market is primarily due to revenue contributions from acquisitions, including CAP.

Sales and Marketing

As of June 30, 2015, our sales and marketing staff included 665 professionals. Our sales and marketing personnel identify and target specific sales opportunities and manage customer relationships. They also design, plan, and launch strategies for new software and services, and plan and facilitate customer conferences and trade shows. Our country managers are also involved in the sales and marketing process, though they are not counted as full-time sales professionals.

Customer Support and Training

We believe that providing high quality customer support and training services is critical to our success. As of June 30, 2015, we had 568 customer support and training personnel, who provide telephone support, as well as on- and off-site implementation and training. Our customer support and training staff generally consists of individuals with expertise in both our software and services and in the automobile insurance and/or collision repair industries.

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

As of June 30, 2015, our software development staff consisted of 958 professionals across three international software development centers and our database staff consisted of 366 professionals across eight international database development centers.

Competition

We compete primarily on the value and functionality of our software and services, the integrity and breadth of our data, customer service and price. The competitive dynamics of the global automobile insurance claims processing industry vary by region, and our competitors are present in a subset of markets in which we operate. In Europe, our largest competitors include DAT GmbH, EurotaxGlass’s Group and GT Motive Einsa Group, with whom we compete in multiple countries. In North America, our largest competitors include CCC Information Services Inc. in the U.S. and Mitchell International Inc. in the U.S. and Canada. We also encounter regional or country-specific competition in the markets for automobile insurance claims processing software and services and our complementary products and services. For example, Experian® is our principal competitor in the United Kingdom in the vehicle validation market, and car.tv is our principal competitor in Germany in the online salvage vehicle disposition market and, as a result of our acquisition of Explore, ChoicePoint is our principal competitor in the U.S. in the automobile re-underwriting solutions market. The principal competitors of SRS in the U.S. service, repair and maintenance software and solutions market are ALLDATA and the Mitchell1 repair manuals. The principal competitor of I&S in the U.S specializing in glass claims is Safelite. CAP's competitors in the valuation and specifications of new and used cars are Kee Resources and Glass's Guide.

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

Employees

As of June 30, 2015, we had 5,442 associates, including 2,025 employees in our EMEA reportable segment, 3,312 employees in our Americas reportable segment, and 105 employees in corporate roles. None of our employees are subject to a collective bargaining agreement.

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

We derive a substantial portion of our revenues from sales to large insurance companies and collision repair facilities that have relationships with these insurance companies. During fiscal year 2015, we derived 15.3% of our revenues from our ten largest insurance company customers. The largest three of these customers accounted for 3.0%, 2.3%, and 1.9%, respectively, of our revenues during fiscal year 2015. A loss of one or more of these customers would result in a significant decrease in our revenues, including the business generated by collision repair facilities associated with those customers. Furthermore, many of our arrangements with European customers are terminable by them on short notice or at any time. In addition, disputes with customers may lead to delays in payments to us, terminations of agreements or litigation. Additional terminations or non-renewals of customer contracts or reductions in business from our large customers would harm our business, financial condition and results of operations.

Our industry is highly competitive, and our failure to compete effectively could result in a loss of customers and market share, which could harm our revenues and operating results.

The markets for our automobile insurance claims processing software and services are highly competitive. In the United
States, our principal competitors are CCC Information Services Group Inc. and Mitchell International Inc. In Europe, our principal competitors are EurotaxGlass’s Group, DAT GmbH and GT Motive Enisa Group. Mitchell International recently consummated a strategic relationship with GT Motive Einsa Group, including an equity investment. We also encounter regional or country-specific competition in the markets for automobile insurance claims processing software and services and our other products and services. For example Experian® is our principal competitor in the United Kingdom in the vehicle validation market, car.tv is our principal competitor in Germany in the online salvage vehicle disposition market and ChoicePoint is our principal competitor in the United States in the automobile reunderwriting solutions market. The principal competitors of SRS in the U.S. service, repair and maintenance software and solutions market are ALLDATA and the Mitchell 1 repair manuals. The principal competitor of our I&S business is Safelite Solutions and the principle competitors to CAP are Kee Resources and Glass's Guide. If one or more of our competitors develop software or services that are superior to ours or are more effective in marketing their software or services, our market share could decrease, thereby reducing our revenues. In addition, if one or more of our competitors retain existing or attract new customers for which we have developed new software or services, we may not realize expected revenues from these new offerings, thereby reducing our profitability.

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

We derive most of our revenues, and incur most of our costs, in currencies other than the U.S. dollar, mainly the Euro. In our historical financial statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period for our consolidated statement of income and certain components of stockholders’ equity or the exchange rate at the end of that period for the consolidated balance sheet. These translations resulted in a net foreign currency translation adjustment of $(167.7) million and $39.1 million for fiscal years 2015 and 2014, respectively. Ongoing global economic conditions have impacted currency exchange rates.

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

Period	Average Euro-to-U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter Ended September 30, 2013	1.32	1.55
Quarter Ended December 31, 2013	1.36	1.62
Quarter Ended March 31, 2014	1.37	1.65
Quarter Ended June 30, 2014	1.37	1.68
Quarter Ended September 30, 2014	1.33	1.67
Quarter Ended December 31, 2014	1.25	1.58
Quarter Ended March 31, 2015	1.13	1.52
Quarter Ended June 30, 2015	1.11	1.53

During fiscal year 2015, as compared to fiscal year 2014, the U.S. dollar strengthened against most major foreign currencies we use to transact our business. Relative to the Euro and the Pound Sterling, the average U.S. dollar strengthened versus the Euro by 11.4% and the Pound Sterling by 3.2%, which decreased our revenues and expenses during fiscal year 2015. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in an increase or decrease, as the case may be, to our revenues of $31.7 million during fiscal year 2015.
In the normal course of business, we are exposed to variability in foreign currency exchange rates. We use derivatives to mitigate risks associated with this variability. The following is a summary of outstanding derivative financial instruments as of June 30, 2015 that are intended to mitigate our exposure to variability in foreign currency exchange rates:

•
In April 2012, we entered into two pay fixed Euros / receive fixed U.S. dollars cross-currency swaps in the aggregate notional amount of €109.0 million. We pay Euro fixed coupon payments at 6.990% and receive U.S. dollar fixed coupon payments at 6.750% on the notional amount. The maturity date of the swaps is June 15, 2018. These cross-currency swaps were designated, at inception, as cash flow hedges. We report the effective portion of the gain or loss on these hedges as a component of accumulated other comprehensive income (loss) in stockholders' equity and reclassify these gains or losses into earnings when the hedged transaction affects earnings

•
In November 2014, we entered into a pay fixed Euros / receive fixed U.S. dollars cross-currency swap with a notional amount of €401.6 million. Under the terms of the cross-currency swap, we pay Euro fixed coupon payments at 4.993% and receive U.S. dollar fixed coupon payments at 6.000% on the notional amount. The maturity date of the cross-currency swap is June 15, 2021. The cross-currency swap was not designated as a hedge at inception. We recognize changes in the fair value of the cross-currency swap in other (income) expense, net in our consolidated statements of income.

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

•
In March 2015, we entered into a 60-day foreign exchange forward contract with a notional amount of €472.9 million. Under the terms of the forward contract, we pay predetermined forward rate on the settlement date. The foreign exchange forward contract was not designated as a hedge at inception. We recognize changes in the fair value in other (income) expense, net in our consolidated statements of income. In May 2015, we extended the settlement date of the foreign exchange forward contract to July 2015.

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

•
Sales of New and Used Vehicles: According to industry sources, global new light vehicle sales grew by 3.6% in 2014 to 86.3 million units and sales are forecasted to reach 88.3 million units, up by 2.4%, in 2015. In Advanced Markets, sales are projected to grow at a 0.7% compound annual growth rate from 2014 through 2024. In other markets, sales are projected to grow at a 6.6% compound annual growth rate from 2014 through 2024. Fewer new light vehicle sales can result in fewer insured vehicles on the road and fewer automobile accidents, which can reduce the transaction-based fees that we generate

•
Used Vehicle Retail and Wholesale Values: Declines in retail and wholesale used vehicle values can impact vehicle owner and insurance carrier decisions about which damaged vehicles should be repaired and which should be declared a total loss. The lower the retail and wholesale used vehicle values, the more likely it is that a greater percentage of automobiles are declared a total loss versus a partial loss. The fewer number of vehicles that owners and insurance carriers decide to repair can reduce the transaction-based fees that we generate for partial-loss estimates, but may have a beneficial impact on the transaction-based fees that we generate for total-loss estimates.

•
Automobile Usage—Number of Miles Driven: Several factors can influence miles driven, including gasoline prices and economic conditions. According to industry sources, for calendar year 2014, cumulative miles driven in the United States increased by 2.6% compared to the same period in the prior year. For calendar year 2013, cumulative miles driven in the United States remained flat compared to the same period in the prior year. For calendar year 2012, cumulative miles driven in the United States increased compared to the same period in the prior year. Fewer miles driven can result in fewer automobile accidents, which can reduce the transaction-based fees that we generate. Many of our markets around the world continue to experience or have recently experienced volatility. Accordingly, we cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide or in particular economic markets. These and other economic factors could have a material adverse effect on demand for or utilization of our products and on our financial condition and operating results.

We may engage in acquisitions, joint ventures, dispositions or similar transactions that could disrupt our operations, cause us to incur substantial expenses, result in dilution to our stockholders and harm our business or results of operations.

Our growth is dependent upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. We have addressed and will continue to address the need to introduce new products both through internal development and through acquisitions of other companies and technologies that would complement or extend our business or enhance our technological capability. In fiscal year 2014, we acquired six businesses, as well as 50% ownership interest in SRS. In fiscal year 2015, we acquired six businesses, including I&S and CAP, and substantially all of the assets of another business. Subsequent to June 30, 2015, we acquired a business as well as the remaining 50% ownership interest in SRS.

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

We participate in joint ventures in some countries and may participate in future joint ventures. Our partners in these ventures may have interests and goals that are inconsistent with or different from ours, which could result in the joint venture taking actions that negatively impact our growth in the local market and consequently harm our business or financial condition. If we are unable to find suitable partners or if suitable partners are unwilling to enter into joint ventures with us, our growth into new geographic markets may slow, which would harm our results of operations.

Additionally, we may finance future acquisitions, and/or additional joint ventures with cash from operations, additional indebtedness and/or the issuance of additional securities, any of which may impair the operation of our business or present additional risks, such as reduced liquidity, or increased interest expense. We may also seek to restructure our business in the future by disposing of certain of our assets, which may harm our future operating results, divert significant managerial attention from our operations and/or require us to accept non-cash consideration, the market value of which may fluctuate.

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

We have invested, and expect to continue to invest, significant management attention and financial resources to develop, integrate and implement new business strategies, products, services, features, applications, and functionality (including but not limited to our risk and asset management platform and our "digital garage" product). Such endeavors may involve significant risks and uncertainties, including distraction of management from current core operations, insufficient revenues to offset liabilities assumed and expenses associated with these new investments, inadequate return of capital on our investments, and unanticipated issues or problems that arise during our implementation of such strategies and offerings. Because these new endeavors are inherently risky, our business strategies and product and service offerings may not be successful and may adversely affect our business, financial condition and results of operations.

Some of our strategies and offerings may be outside the insurance claims industry such as our SMR business. CAP and our "digital garage" product), may be outside of the automotive sector (such as our property claims business and our "digital garage" product), or may be consumer-based (such as our "digital garage" product). We have limited historical experience directly serving consumers or customers outside of the automotive sector and our products and services may not be accepted or widely utilized by such consumers or customers. These offerings may also subject us to new or additional laws and regulations (including those relating to consumer protection) and may lead to increased legal and regulatory compliance, risk and liability.

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

We have a significant amount of indebtedness. As of June 30, 2015, our indebtedness, including current maturities, was $2.5 billion, which consists of $1.7 billion related to the senior unsecured notes due 2021, $574.4 million related to the senior unsecured notes due 2023, and a $200.0 million unsecured term loan due 2016.

During fiscal year 2015, our aggregate interest expense was $124.7 million and cash paid for interest was $128.8 million. As a result of our issuance of senior unsecured notes in November 2014 and July 2014 and the unsecured term loan in June 2015, we expect our interest expense and cash interest expense to increase in fiscal year 2015 as compared to previous periods.

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

Pursuant to agreements entered into prior to the CSG Acquisition, the noncontrolling stockholders of certain of our majority-owned subsidiaries have the right to require us to redeem their shares at the then fair market value. For financial statement reporting purposes, the estimated fair market value of these redeemable noncontrolling interests was $84.6 million at June 30, 2015.

We are active in over 75 countries, where we are subject to country-specific risks that could adversely impact our business and results of operations.

During fiscal year 2015 and 2014, we generated approximately 56% and 63% of our revenues, respectively, outside the U.S. and we expect revenues from non-U.S. markets to continue to represent a majority of our total revenues. Business and operations in individual countries are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, currency exchange controls and repatriation of earnings. Our results are also subject to the difficulties of coordinating our activities across over 75 different countries. Furthermore, our business strategy includes expansion of our operations into new and developing markets, which will require even greater international coordination, expose us to additional local government regulations and involve markets in which we do not have experience or established operations. In addition, our operations in each country are vulnerable to changes in socio-economic conditions and monetary and fiscal policies, intellectual property protection disputes, the settlement of legal disputes through foreign legal systems, the collection of receivables through foreign legal systems, exposure to possible expropriation or other governmental actions, unsettled political conditions, possible terrorist attacks and pandemic disease. These and other factors may harm our operations in those countries and therefore our business, financial condition and results of operations.

We have a large amount of goodwill and other intangible assets as a result of acquisitions. Our earnings will be harmed if we suffer an impairment of our goodwill or other intangible assets.

We have a large amount of goodwill and other intangible assets and are required to perform an annual, or in certain situations a more frequent, assessment for possible impairment for accounting purposes. At June 30, 2015, we had goodwill and other intangible assets of $2.8 billion, or approximately 76% of our total assets. If we do not achieve our planned operating results or other factors impair these assets, we may be required to incur a non-cash impairment charge. Any impairment charges in the future will adversely affect our results of operations.

We may incur significant restructuring and severance charges in future periods, which would harm our operating results and cash position or increase debt.

We incurred restructuring charges of $6.3 million and $6.5 million during fiscal years 2015 and 2014, respectively. These charges consist primarily of relocation and termination benefits paid or to be paid to employees, lease obligations associated with vacated facilities and other costs incurred related to our restructuring initiatives. As of June 30, 2015, our remaining restructuring and severance obligations associated with these restructuring initiatives were $1.0 million.

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

If one or more of our licenses are terminated or if we are unable to renew one or more of these licenses on favorable terms or at all, we may be unable to access the information (in the case of information licensed from sole-service suppliers) or unable to access alternative data sources that would provide comparable information without incurring substantial additional costs. Some data sources have indicated to us that they intend to materially increase the licensing costs for their data. While we do not believe that our access to many of the individual sources of data is material to our operations, prolonged industry-wide price increases or reductions in data availability could make receiving certain data more difficult and could result in significant cost increases, which would materially harm our operating results.

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

We believe that the brand identity we have developed and acquired has significantly contributed to the success of our business. We also believe that maintaining and enhancing our brands, such as Solera, Solera Holdings, Audatex, ABZ, Hollander, Informex, Sidexa, HPI, AUTOonline, Market Scan, IMS, Identifix, AutoPoint, LYNX Services, CAP and Explore, are critical to the expansion of our software and services to new customers in both existing and new markets. Maintaining and enhancing our brands may require us to make substantial investments and these investments may not be successful. If we fail to promote and maintain our brands or if we incur excessive expenses in this effort, our business, operating results and financial condition will be harmed. We anticipate that, as our markets become increasingly competitive, maintaining and enhancing our brands may become increasingly difficult and expensive. Maintaining and enhancing our brands will depend largely on our ability to be a technology innovator, to continue to provide high quality software and services and protect and defend our brand names and trademarks, which we may not do successfully. To date, we have not engaged in extensive direct brand promotion activities, and we may not successfully implement brand enhancement efforts in the future.

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

We are subject to adverse changes in our liquidity if we initiate action to repatriate unremitted earnings and precipitate payments of U.S. income taxes.

Our foreign subsidiaries generate earnings that are not subject to U.S. income taxes so long as they are permanently reinvested in our operations outside of the U.S. Pursuant to ASC Topic No. 740-30 (formerly APB 23), undistributed earnings of foreign subsidiaries that are no longer permanently reinvested would become subject to deferred income taxes under U.S. tax law. In determining if the undistributed earnings of our foreign subsidiaries are permanently reinvested, we consider the following: (i) the forecasts, budgets and cash requirements of our U.S business and our foreign subsidiaries, both for the short and long term; (ii) the tax consequences of any decision to reinvest foreign earnings, including any changes in U.S. income tax law relating to the treatment of these undistributed foreign earnings; and (iii) any U.S. and foreign government programs or regulations relating to the repatriation of these unremitted earnings. We have concluded that $350.0 million of our foreign earnings are no longer permanently reinvested, and we have recognized a deferred income taxes on these earnings. If we initiate actions to repatriate these unremitted earnings and precipitate payments of U.S. income taxes, such payments could materially adversely affect our liquidity. We continue to assert that the $732.0 million of undistributed earnings is permanently reinvested in our foreign operations and have no current plans to repatriate those earnings.

We began paying dividends in fiscal year 2010 and we may not be able to pay dividends on our common stock and restricted stock units in the future; as a result, your only opportunity to achieve a return on your investment may be if the price of our common stock appreciates.

We began paying quarterly cash dividends to holders of our outstanding of common stock and restricted stock units in the quarter ended September 30, 2009. On August 25, 2015, we announced that our Board of Directors approved the payment of a quarterly cash dividend of $0.225 per outstanding share of common stock and per outstanding restricted stock unit. The dividends are payable on September 22, 2015 to stockholders and restricted stock unit holders of record at the close of business on September 8, 2015. Any determination to pay dividends in future periods will be at the discretion of our Board of Directors. Our ability to pay dividends to holders of our common stock and restricted stock units in future periods may be limited by restrictive covenants under the indenture for the senior unsecured notes. As a result, your only opportunity to achieve a return on your investment in us could be if the market price of our common stock appreciates and you sell your shares at a profit. We cannot assure you that the market price for our common stock will ever exceed the price that you pay.

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

Our evaluation of strategic alternatives may not result in a transaction and we do not intend to provide ongoing updates to this process.

On August 20, 2015, we confirmed that we are exploring a variety of strategic alternatives, which could include a possible sale of the company.  This process is still in its preliminary stages and there can be no assurance that the exploration of strategic alternatives will result in a transaction.  At this time, we are unable to provide any details regarding the possible parties to, the timing or the terms and conditions of any such transaction and investors should not place undue reliance on this announcement.   As a matter of course, we typically do not comment on our ongoing strategic activities and we do not expect to make further public comment regarding these matters while our exploration process continues.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our Corporate headquarters are located in Westlake, Texas, where we currently lease approximately 24,000 square feet of space.

We own real estate in Paducah, Kentucky, U.S.A; Zeist, The Netherlands; Minden, Germany; Brussels, Belgium; Reading, United Kingdom; Salisbury, United Kingdom; and Harrogate, United Kingdom.

Our principal leased EMEA facilities are located in Zurich, Switzerland; Paris, France; Madrid, Spain; and Leeds, United Kingdom. Our principal leased Americas facilities are located in Addison, Texas, U.S.A.; San Diego, California, U.S.A; Ann Arbor, Michigan, U.S.A; Roseville, Plymouth and Eagan, Minnesota, U.S.A; South Jordan, Utah, U.S.A; Daytona Beach and Fort Myers, Florida, U.S.A; Milwaukie, Oregon, U.S.A; Mexico City, Mexico; and Sao Paulo, Brazil. We also lease a number of other facilities in countries where we operate.

We believe that our existing space is adequate for our current operations. We believe that suitable replacement and additional space, if necessary, will be available in the future on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of business, various claims, charges and litigation are asserted or commenced against us, including:

•	We have been the subject of allegations that our repair estimating and total loss software and services produced results that favored our insurance company customers: and,

•	We are subject to assertions by our customers, suppliers and strategic partners that we have not complied with the terms of our agreements with them or our agreements with them are not enforceable.

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

Fiscal year 2015	High	Low
First Quarter	$56.67	$56.29
Second Quarter	$51.80	$51.11
Third Quarter	$51.84	$51.41
Fourth Quarter	$44.85	$44.28
Fiscal year 2014
First Quarter	$58.29	$51.00
Second Quarter	$70.76	$52.66
Third Quarter	$70.41	$62.55
Fourth Quarter	$67.76	$61.71

Holders of Record

As of June 30, 2015, there were approximately 4 holders of record of our common stock, which is not reflective of the beneficial owners of our common stock.

Dividends

In fiscal years 2015 and 2014, we paid quarterly cash dividends of $0.195 and $0.170, respectively, per share outstanding of common stock and per outstanding restricted stock unit to stockholders and restricted stock unit holders of record. Through the first quarter of fiscal year 2015, we also issued quarterly stock dividend equivalents of $0.195 per outstanding restricted stock unit granted to certain of our executive officers since fiscal year 2011 in lieu of the cash dividend, which dividend equivalent will be paid to the restricted stock unit holders as the restricted stock unit vests. Cash dividends paid in fiscal years 2015 and 2014 were as follows (in thousands, except per share data):

Fiscal year 2015	Per Share	Total	Cumulative by Fiscal Year
First Quarter	$0.195	$13,490	$13,490
Second Quarter	0.195	13,437	26,927
Third Quarter	0.195	13,236	40,163
Fourth Quarter	0.195	13,234	53,397
	$0.78	$53,397
Fiscal year 2014
First Quarter	$0.17	$11,800	$11,800
Second Quarter	0.17	11,825	23,625
Third Quarter	0.17	11,813	35,438
Fourth Quarter	0.17	11,769	47,207
	$0.68	$47,207

On August 25, 2015, we announced that our Board of Directors approved the payment of a quarterly cash dividend of $0.225 per outstanding share of common stock and per outstanding restricted stock unit.

Unregistered Sales of Equity Securities

None.

Equity Compensation Plan Information

The following table sets forth certain information regarding our equity compensation plans as of June 30, 2015 (shares in thousands):

Plan Category	Number of securities to be issued upon exercise of outstanding options purchase rights and vesting of restricted stock units	Weighted-average exercise price of outstanding options and unvested restricted stock units	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders:
2006 Securities Purchase Plan	—	$—	—
2007 Long-Term Equity Incentive Plan (1)	142	22.78	—
2007 Employee Stock Purchase Plan	—	—	1,391
2008 Omnibus Equity Incentive Plan (1)	4,714 (2)	53.95	2,909(3)
Total	4,856		4,300

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

The graph assumes that the value of the investment in our common stock and each index was $100 on May 16, 2007.

Cumulative Total Return
	05/16/07	06/30/07	06/30/08	06/30/09	06/30/10	06/30/11	06/30/12	06/30/13	06/30/14	06/30/15
Solera Holdings, Inc.	$100.00	$110.74	$158.06	$145.14	$208.44	$342.72	244.06	328.27	400.51	269.60
Russell 2000	$100.00	$101.82	$85.33	$63.99	$77.73	$106.81	104.59	129.91	160.62	171.04
Information Services Peer	$100.00	$101.97	$79.75	$73.38	$87.56	$101.20	92.38	113.72	134.99	161.73

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

Issuer Purchases of Equity Securities

In November 2014, our Board of Directors approved a new share repurchase program replacing the share repurchase program authorized in October 2013, for up to a total of $375.0 million of our common stock through December 31, 2016. Share repurchases are made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. The repurchase program does not require us to purchase any specific number or amount of shares, and the timing and amount of such purchases will be determined by management based upon market conditions and other factors. In addition, the program may be amended or terminated at the discretion of our Board of Directors. The following table provides the amount of shares repurchased under the repurchase program during each month to date (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
October 2013 Share Repurchase Program
Authorized amount	—	$—	—	$200,000
November 2013	136	$64.73	136	$191,183
December 2013	14	$68.43	14	$190,236
January 2014	—	$—	—	$190,236
February 2014	250	$66.91	250	$173,503
March 2014	50	$66.74	50	$170,165
April 2014	—	$—	—	$170,165
May 2014	153	$66.45	153	$159,974
June 2014	195	$65.61	195	$147,171
July 2014	—	$—	—	$147,171
August 2014	35	$60.81	35	$145,051
September 2014	465	$60.58	465	$116,865
Total	1,298	$64.03	1,298	$116,865
November 2014 Share Repurchase Program
Authorized amount				$375,000
November 2014	350	$53.38	350	$356,316
December 2014	696	$48.55	696	$322,535
January 2015	157	$47.86	157	$314,495
February 2015	137	$54.31	137	$307,040
March 2015	66	$51.51	66	$303,640
May 2015	150	$49.91	150	$296,153
Total	1,556	$50.66	1,556	$296,153

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical financial information regarding our business and should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

Our results of operations include the results of operations of acquired companies from the date of the respective acquisitions.

	Fiscal Years Ended June 30,
	2015(1)	2014(2)	2013(3)	2012(4)	2011(5)
Statement of Income Data:
Revenues	$1,140,846	$987,259	$838,103	$790,207	$684,697
Cost of revenues:
Operating expenses	285,643	222,262	181,448	171,763	134,649
Systems development and programming costs	105,476	90,735	79,083	73,914	68,932
Total cost of revenues (excluding depreciation and amortization)	391,119	312,997	260,531	245,677	203,581
Selling, general and administrative expenses	336,709	297,301	234,742	206,639	187,701
Depreciation and amortization	162,160	122,283	103,239	103,510	83,088
Restructuring charges, asset impairments, and other costs associated with exit and disposal activities	6,280	6,527	5,435	7,057	7,093
Acquisition and related costs	35,162	41,512	26,945	7,962	9,687
Interest expense	124,748	107,422	69,511	53,593	31,102
Other (income) expense, net (6)	(34,525)	63,991	1,860	1,665	7,815
	1,021,653	952,033	702,263	626,103	530,067
Income before provision for income taxes	119,193	35,226	135,840	164,104	154,630
Income tax provision (benefit) (7)	200,320	30,058	30,797	45,718	(14,427)
Net income (loss)	(81,127)	5,168	105,043	118,386	169,057
Less: Net income attributable to noncontrolling interests	19,706	13,878	11,159	11,398	11,680
Net income (loss) attributable to Solera Holdings, Inc.	(100,833)	(8,710)	93,884	106,988	157,377
Net income (loss) attributable to Solera Holdings, Inc. per common share:
Basic	$(1.50)	$(0.13)	$1.35	$1.52	$2.23
Diluted	$(1.50)	$(0.13)	$1.35	$1.51	$2.22
Dividends paid per share	$0.78	$0.68	$0.50	$0.40	$0.30

	Fiscal Years Ended June 30,
	2015(1)	2014(2)	2013(3)	2012(4)	2011(5)
Weighted average common shares used in the calculation of net (loss) income attributable to Solera Holdings, Inc. per common share:
Basic	67,692	68,817	68,843	70,178	70,349
Diluted	67,692	68,817	69,139	70,527	70,683
Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$215,920	$248,526	$226,708	$222,992	$211,531
Investing activities (8)	(987,204)	(417,578)	(181,485)	(47,819)	(543,558)
Financing activities (9)	430,914	542,147	(88,517)	(17,966)	410,901
Balance Sheet Data (as of the end of period):
Cash and cash equivalents (10)	$479,592	$837,751	$464,239	$508,246	$371,101
Total assets (11)	3,752,630	3,400,086	2,257,541	2,151,816	2,169,135
Long-term debt, net of current portion (12)	2,481,828	1,867,808	1,144,462	1,143,012	1,020,383
Total stockholders’ equity (13)	238,695	697,500	748,239	687,381	785,109

(1)
The results of operations of DMEautomotive, LLC, CIMA Systems, Inc., Service Dynamics, Inc., IBS Automotive s.r.o., CAP Automotive, the Insurance and Services Division of Pittsburgh Glass Works, LLC and the claims related business of the Sherwood Group of companies, acquired in fiscal year 2015, are included from the respective dates of the acquisitions, which are not the first day of fiscal year 2015.

(2)
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

(4)
The results of operations of See Progress, Commerce Delta, Sinexia and Actual Systems, acquired in fiscal year 2012, are included from the respective dates of the acquisitions, which are not the first day fiscal year 2012.

(5)	The results of operations of Explore and New Era, acquired in fiscal year 2011, are included from the respective dates of the acquisitions, which are not the first day of fiscal year 2011.

(6)
Other (income) expense, net for fiscal year 2015 includes $43.7 million of unrealized gains on derivative financial instruments not designated as hedges, due to the strengthening of the U.S dollar versus the Euro during fiscal year 2015, and $14.2 million of realized gains on derivatives financial instruments executed in fiscal year 2015. Other (income) expense, net for fiscal year 2014 includes a $63.3 million loss on debt extinguishment consisting of the redemption premium on our senior unsecured notes due 2018 of $58.4 million and the write-off of unamortized debt issuance costs associated with the repayment of the outstanding term loans under our senior credit facility in July 2013 and our senior unsecured notes due 2018.

(7)
Income tax provision (benefit) for fiscal year 2015 reflects deferred income tax expense of approximately $149.5 million related to the withdrawal of the permanent reinvestment assertion on $350.0 million of earnings generated by certain of our foreign subsidiaries through fiscal year 2015.

(8)
Cash flows used in investing activities primarily consists of cash used to acquire businesses. The significant increases in cash flows used in investing activities in fiscal years 2015, 2014 and 2011 are due to our acquisitions of CAP and I&S in fiscal year 2015, SRS in fiscal year 2014 , and Explore in fiscal year 2011, respectively.

(9)
Cash flows from financing activities in fiscal year 2015 primarily reflects the $614.5 million of net proceeds from the our issuance of our senior unsecured notes and borrowings under the Credit Agreement. Cash flows from financing activities in fiscal year 2014 primarily reflect the $661.9 million of net proceeds from our issuance of senior unsecured notes, net of the repayment of the remaining $289.5 million of the outstanding term loans under our senior credit facility and the $850 million principal balance of the senior unsecured notes due 2018. Cash flows from financing activities in fiscal year 2011 primarily reflect the $444.3 million of net proceeds from our issuance of senior unsecured notes.

(10)	The decrease in cash and cash equivalents in fiscal year 2015 primarily reflects the use of cash to acquire I&S and CAP during fiscal year 2015.

(11)
The increase in total assets in fiscal year 2015 primarily reflects the goodwill and acquired intangible assets from our acquisition of CAP and I&S. The increase in total assets in fiscal year 2014 primarily reflects the goodwill and acquired intangible assets from our acquisition of SRS.

(12)	The increases in long-term debt, net of current portion primarily reflect our issuance of senior unsecured notes and term loan.

(13)
The decrease in total stockholders’ equity in fiscal year 2015 primarily reflects the net loss attributable to Solera Holdings, Inc. incurred in fiscal year 2015 and the foreign currency translation adjustments recognized in fiscal year 2015.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for fiscal years 2015, 2014 and 2013 are not necessarily indicative of the results that may be expected for any future period. We describe the effects on our results that are attributed to the change in foreign currency exchange rates by measuring the incremental difference between translating the current and prior period results at the monthly average rates for the same period from the prior year.

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

We serve over 180,000 customers and are active in over 75 countries across six continents with more than 5,400 employees. Our customers include more than 4,000 automobile insurance companies, 60,500 collision repair facilities, 12,500 independent assessors, 44,500 service, maintenance and repair facilities and 58,500 automotive recyclers, auto dealers and others. We derive revenues from many of the world’s largest automobile insurance companies, including the ten largest automobile insurance companies in Europe and eight of the ten largest automobile insurance companies in North America.

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

The table below sets forth our revenues by reportable segment and as a percentage of our total revenues for the periods indicated (dollars in millions):

	Fiscal Years Ended June 30,
	2015		2014		2013
EMEA	$538.1	47.2%	$517.8	52.4%	$471.2	56.2%
Americas	602.7	52.8	469.5	47.6	366.9	43.8
Total	$1,140.8	100.0%	$987.3	100.0%	$838.1	100.0%

For fiscal year 2015, the United States and the United Kingdom were the only countries that individually represented more than 10% of total revenues.

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

Our core offering is our estimating and workflow software, which is used by our insurance company, collision repair facility and independent assessor customers, representing the majority of our revenues. We also derive revenues from our salvage and recycling software, business intelligence and consulting services, vehicle data validation, salvage disposition, driver violation reporting services, service, maintenance and repair solutions and other offerings.

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

Depreciation and amortization

Depreciation includes depreciation attributable to buildings, leasehold improvements, data processing and computer equipment, purchased software, and furniture and fixtures. Amortization includes amortization attributable to software developed or obtained for internal use and intangible assets acquired in business combinations, particularly our acquisitions of Explore, SRS, I&S and CAP.

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

Net income attributable to noncontrolling interests

Several of our customers and other entities own noncontrolling interests in certain of our operating subsidiaries well as SRS. Net income attributable to noncontrolling interests reflect such owners’ proportionate interest in the earnings of such subsidiaries.

Factors Affecting Our Operating Results

Below is a summary description of several external factors that have or may have an effect on our operating results.

Foreign currency. During fiscal years 2015, 2014 and 2013, we generated approximately 56%, 63% and 68% of our revenues, respectively, and incurred a majority of our costs, in currencies other than the U.S. dollar, primarily the Euro. We translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period for our consolidated statement of income and certain components of stockholders’ equity and the exchange rate at the end of that period for the consolidated balance sheet. These translations resulted in foreign currency translation adjustments of $(167.7) million and $39.1 million for fiscal years 2015 and 2014, respectively, which are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction losses recognized in our consolidated statements of income (loss) were $50.5 million, $11.0 million, $(5.5) million during fiscal years 2015, 2014, and 2013, respectively.

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

Period	Average Euro-to-U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter Ended September 30, 2013	$1.32	$1.55
Quarter Ended December 31, 2013	$1.36	$1.62
Quarter Ended March 31, 2014	$1.37	$1.65
Quarter Ended June 30, 2014	$1.37	$1.68
Quarter Ended September 30, 2014	$1.33	$1.67
Quarter Ended December 31, 2014	$1.25	$1.58
Quarter Ended March 31, 2015	$1.13	$1.52
Quarter Ended June 30, 2015	$1.11	$1.53

During fiscal year 2015, as compared to fiscal year 2014, the U.S. dollar strengthened against most major foreign currencies we use to transact our business. The average U.S. dollar strengthened versus the Euro by 11.4% and the Pound Sterling by 3.2%, which decreased our revenues and expenses during fiscal year 2015. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in an increase or decrease, as the case may be, to our revenues of $31.7 million during fiscal year 2015.

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

•
Sales of new and used vehicles. : According to industry sources, global new light vehicle sales grew by 3.6% in 2014 to 86.3 million units and sales are forecasted to reach 88.3 million units, up by 2.4%, in 2015. In Advanced Markets, sales are projected to grow at a 0.7% compound annual growth rate from 2014 through 2024. In other markets, sales are projected to grow at a 6.6% compound annual growth rate from 2014 through 2024. Fewer new light vehicle sales can result in fewer insured vehicles on the road and fewer automobile accidents, which can reduce the transaction-based fees that we generate

•
Damaged vehicle repair costs. The cost to repair damaged vehicles, also known as severity, includes labor, parts and other related costs. Severity has steadily risen for a number of years. According to industry sources, from 2001 through 2010, the price index for body work has increased by 30.5% compared with a 23.2% increase in the general cost of living index. Insurance companies purchase our products and services to help standardize the cost of repair. Should the cost of labor, parts and other related items continue to increase over time, insurance companies may seek to purchase and utilize an increasing number of our products and services to help improve the standardization of the cost of repair.

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

•
Automobile usage—number of miles driven. Number of Miles Driven: Several factors can influence miles driven, including gasoline prices and economic conditions. According to industry sources, for calendar year 2014, cumulative miles driven in the United States increased by 2.6% compared to the same period in the prior year. For calendar year 2013, cumulative miles driven in the United States remained flat compared to the same period in the prior year. For calendar year 2012, cumulative miles driven in the United States increased compared to the same period in the prior year. Fewer miles driven can result in fewer automobile accidents, which can reduce the transaction-based fees that we generate. Many of our markets around the world continue to experience or have recently experienced volatility. Accordingly, we cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide or in particular economic markets. These and other economic factors could have a material adverse effect on demand for or utilization of our products and on our financial condition and operating results.

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

Share-based compensation expense. We incurred pre-tax, non-cash share-based compensation charges of $36.9 million, $37.5 million and $25.8 million during fiscal years 2015, 2014, and 2013, respectively. We expect to recognize additional pre-tax, non-cash share-based compensation charges related to share-based awards outstanding at June 30, 2015. The estimated total remaining unamortized share-based compensation expense, net of forfeitures, was $49.1 million which we expect to recognized over a weighted-average period of 2.1 years.

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

Results of Operations

Our results of operations include the results of operations of acquired companies from the date of the respective acquisitions. Amounts and percentages in the tables below and throughout our discussion and analysis of financial conditions and results of operations may reflect rounding adjustments. We measure constant currency, or the effects on our results that are attributable to foreign currency changes, by measuring the incremental difference between translating the prior period and the current period results at the monthly average foreign currency exchange rates for the same period from the prior year.

The table below sets forth our results of operations data, including the amount and percentage changes for the periods indicated:

	Fiscal Years Ended June 30,			Fiscal Year 2015 to Fiscal Year 2014 Change		Fiscal Year 2014 to Fiscal Year 2013 Change
	2015	2014	2013	$	%	$	%
	(dollars in thousands)
Revenues	$1,140,846	$987,259	$838,103	$153,587	15.6%	$149,156	17.8%
Cost of revenues:
Operating expenses	285,643	222,262	181,448	63,381	28.5	40,814	22.5
Systems development and programming costs	105,476	90,735	79,083	14,741	16.2	11,652	14.7
Total cost of revenues (excluding depreciation and amortization)	391,119	312,997	260,531	78,122	25.0	52,466	20.1
Selling, general and administrative expenses	336,709	297,301	234,742	39,408	13.3	62,559	26.7
Depreciation and amortization	162,160	122,283	103,239	39,877	32.6	19,044	18.4
Restructuring charges, asset impairments, and other costs associated with exit and disposal activities	6,280	6,527	5,435	(247)	(3.8)	1,092	20.1
Acquisition and related costs	35,162	41,512	26,945	(6,350)	(15.3)	14,567	54.1
Interest expense	124,748	107,422	69,511	17,326	16.1	37,911	54.5
Other (income) expense, net	(34,525)	63,991	1,860	(98,516)	(154.0)	62,131	3,340.4
	1,021,653	952,033	702,263	69,620	7.3	249,770	35.6
Income before provision for income taxes	119,193	35,226	135,840	83,967	238.4	(100,614)	(74.1)
Income tax provision	200,320	30,058	30,797	170,262	566.4	(739)	(2.4)
Net income (loss)	(81,127)	5,168	105,043	(86,295)	(1,669.8)	(99,875)	(95.1)
Less: Net income attributable to noncontrolling interests	19,706	13,878	11,159	5,828	42.0	2,719	24.4
Net income (loss) attributable to Solera Holdings, Inc.	$(100,833)	$(8,710)	$93,884	$(92,123)	1,057.7%	$(102,594)	(109.3)%

The table below sets forth our results of operations data expressed as a percentage of revenues for the periods indicated:

	Fiscal Years Ended June 30,
	2015	2014	2013
Revenues	100.0%	100.0%	100.0%
Cost of revenues:
Operating expenses	25.1	22.5	21.6
Systems development and programming costs	9.2	9.2	9.4
Total cost of revenues (excluding depreciation and amortization)	34.3	31.7	31.0
Selling, general and administrative expenses	29.5	30.1	28.0
Depreciation and amortization	14.2	12.4	12.3
Restructuring charges, asset impairments, and other costs associated with exit and disposal activities	0.6	0.7	0.6
Acquisition and related costs	3.1	4.2	3.2
Interest expense	10.9	10.9	8.3
Other (income) expense, net	(3.0)	6.5	0.2
	89.6	96.4	83.8
Income before provision for income taxes	10.4	3.6	16.2
Income tax provision	17.6	3.0	3.7
Net income (loss)	(7.1)	0.6	12.5
Less: Net income attributable to noncontrolling interests	1.7	1.4	1.3
Net income (loss) attributable to Solera Holdings, Inc.	(8.8)%	(0.8)%	11.2%

Revenues

Fiscal Year 2015 vs. Fiscal Year 2014. During fiscal year 2015, revenues increased $153.6 million, or 15.6% and include incremental revenue contributions from SRS, I&S and CAP of $55.1 million, $57.2 million, and $27.2 million, respectively. On a constant currency basis and excluding incremental revenue contributions from SRS, I&S and CAP, revenues increased $82.0 million, or 9.0%, during fiscal year 2015 due to revenue growth in both our EMEA and America's segments.

Our EMEA revenues increased $20.4 million, or 3.9%, to $538.1 million and includes the incremental revenue contribution from CAP of $27.2 million. On a constant currency basis and excluding the incremental revenue contribution from CAP, EMEA revenues increased $49.9 million or 9.6% during fiscal year 2015 resulting from incremental revenue contributions from recently-acquired businesses other than CAP, growth in transaction revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to new and existing customers.

Our Americas revenues increased $133.2 million, or 28.4%, to $602.7 million and include incremental revenue contributions from SRS and I&S of and $55.1 million and $57.2 million, respectively. On a constant currency basis and excluding incremental revenue contributions from SRS and I&S, Americas revenues increased $31.8 million, or 8.1%, during fiscal year 2015 resulting from incremental revenue contributions from recently-acquired businesses other than I&S, growth in transaction and subscription revenues from sales to new customers and increased transaction volume from and sales of new software and services to new and existing customers.

Fiscal Year 2014 vs. Fiscal Year 2013. During fiscal year 2014, revenues increased $149.2 million, or 17.8%, to $987.3 million, and include incremental revenue contributions from SRS of $74.0 million. On a constant currency basis and excluding incremental revenue contributions from SRS revenues increased $66.5 million or 7.9%, during fiscal year 2014 due to revenue growth in both our EMEA and Americas segments.

Our EMEA revenues increased $46.6 million, or 9.9%, to $517.8 million. On a constant currency basis, EMEA revenues increased $30.2 million, or 6.4%, during fiscal year 2014 resulting from incremental revenue contributions from recently-acquired businesses, growth in transaction revenues in several countries from sales to new customers and increased transaction volume from and sales of new software and services to existing customers.

Our Americas revenues increased $102.6 million, or 28.0%, to $469.5 million and include incremental revenue contributions from SRS of $74.0 million. On a constant currency basis and excluding incremental revenue contributions from SRS, Americas revenues increased $36.4 million or 9.9%, during fiscal year 2014 resulting from incremental revenue contributions from recently-acquired businesses other than SRS, growth in transaction and subscription revenues from sales to new customers and increased transaction volume from and sales of new software and services to new and existing customers.

Set forth below is our revenues from each of our principal customer categories and as a percentage of revenues for the periods indicated (dollars in millions):

	Fiscal Years Ended June 30,
	2015		2014		2013
Insurance companies	$441.2	38.6%	$385.5	39.0%	$374.0	44.6%
Collision and glass repair facilities	286.7	25.1	292.7	29.6	266.3	31.8
Independent assessors	69.5	6.1	78.5	8.0	72.9	8.7
Service, maintenance and repair facilities	135.2	11.9	74.0	7.5	—	—
Automotive recyclers, salvage, dealerships and others	208.2	18.3	156.6	15.9	124.9	14.9
Total	$1,140.8	100.0%	$987.3	100.0%	$838.1	100.0%

Revenue growth for each of our customer categories was as follows (dollars in millions):

	Fiscal Year 2015 vs Fiscal Year 2014		Fiscal Year 2014 vs Fiscal Year 2013
Customer category	Revenue Growth	Percentage Change	Revenue Growth	Percentage Change
Insurance companies	$55.7	14.4%	$11.5	3.1%
Collision and glass repair facilities	(6.0)	(2.0)	26.4	9.9
Independent assessors	(9.0)	(11.4)	5.6	7.7
Service, maintenance and repair facilities	61.2	82.7	74.0	100.0
Automotive recyclers, salvage, dealerships and others	51.6	33.0	31.7	25.4
Total	$153.5	15.6%	$149.2	17.8%

Revenue growth for each of our customer categories after adjusting for changes in foreign currency exchange rates was as follows (dollars in millions):

	Fiscal Year 2015 vs Fiscal Year 2014		Fiscal Year 2014 vs Fiscal Year 2013
Customer category	Revenue Growth	Percentage Change	Revenue Growth	Percentage Change
Insurance companies	$82.2	21.3%	$11.1	3.0%
Collision and glass repair facilities	19.5	6.7	22.6	8.5
Independent assessors	0.5	0.6	3.4	4.6
Service, maintenance and repair facilities	61.2	82.7	74.0	100.0
Automotive recyclers, salvage, dealerships and others	60.1	38.3	29.5	23.6
Total	$223.5	22.6%	$140.6	16.8%

Operating expenses

Fiscal Year 2015 vs. Fiscal Year 2014. During fiscal year 2015, operating expenses increased $63.4 million, or 28.5%, to $285.6 million, and include incremental operating expense contributions from SRS, I&S and CAP of $14.4 million, $33.1 million and $3.6 million respectively. On a constant currency basis and excluding incremental operating expense contributions from SRS, I&S and CAP, operating expenses increased $23.0 million, or 11.2%, during fiscal year 2015 primarily due to an increase in operating expenses in our Americas segment.

Our EMEA operating expenses decreased $1.7 million, or 1.8%, to $95.2 million, and includes the incremental operating expense contribution from CAP of $3.6 million. On a constant currency basis and excluding the incremental operating expense contribution from CAP, EMEA operating expenses increased $3.6 million, or 3.7%, during fiscal year 2015 primarily due to incremental operating expense contributions from recently-acquired businesses other than CAP, mainly personnel related expenses.

Our Americas operating expenses increased $65.1 million, or 52.0%, to $190.5 million, and include incremental operating expense contributions from SRS and I&S of $14.4 million and $33.1 million, respectively. On a constant currency basis and excluding incremental operating expense contributions from SRS and I&S, Americas operating expenses increased $19.4 million or 17.8%, during fiscal year 2015 primarily due to an increase in the costs of data purchased from state departments of motor vehicles consistent with the revenue growth in our AudaExplore re-underwriting business, increased personnel related expenses and incremental operating expense contributions from recently-acquired businesses other than I&S, mainly personnel related expenses.

Fiscal Year 2014 vs. Fiscal Year 2013. During fiscal year 2014, operating expenses increased $40.8 million, or 22.5%, to $222.3 million, and include incremental operating expense contributions from SRS of $16.5 million. On a constant currency basis and excluding incremental operating expense contributions of SRS operating expenses increased $22.3 million, or12.3% during fiscal year 2014 primarily due to an increase in operating expenses in our Americas segment.

Our EMEA operating expenses increased $12.2 million, or 14.3%, to $96.9 million. On a constant currency basis EMEA operating expenses increased $8.9 million, or 10.5%, during fiscal year 2014 primarily due to incremental operating expense contributions from recently-acquired businesses, mainly personnel related expenses.

Our Americas operating expenses increased $29.1 million or 30.3%, to $125.4 million, and include incremental operating expense contributions from SRS of $16.5 million. On a constant currency basis and excluding incremental operating expense contributions from SRS, Americas operating expenses increased $13.8 million, or 14.3%, during fiscal year 2014 primarily due to an increase in the costs of data purchased from state departments of motor vehicles consistent with the revenue growth in our AudaExplore re-underwriting business, increased personnel related expenses and incremental operating expense contributions from recently-acquired businesses other than SRS, mainly personnel related expenses.

Systems development and programming costs

Fiscal Year 2015 vs. Fiscal Year 2014. During fiscal year 2015, systems development and programming costs (“SD&P”) increased $14.7 million, or 16.2%, to $105.5 million and include incremental SD&P contributions from SRS, I&S, and CAP, of $5.1 million, $0.8 million and $1.0 million, respectively. On a constant currency basis and excluding incremental SD&P contributions from SRS, I&S, and CAP, SD&P increased $13.3 million, or 15.9%, during fiscal year 2015 primarily due to an increase in SD&P expenses in our EMEA segment.

Our EMEA SD&P increased $8.1 million, or 16.6%, to $56.6 million and includes the incremental SD&P contribution from CAP of $1.0 million. On a constant currency basis and excluding the incremental SD&P contribution from CAP, EMEA SD&P increased $11.8 million, or 24.2%, during fiscal year 2015 primarily due to increased personnel expenses and incremental SD&P expense contributions from recently-acquired businesses other than CAP, mainly personnel related expenses.

Our Americas SD&P increased $6.7 million, or 15.8%, to $48.8 million, and includes incremental SD&P contributions from SRS and I&S of $5.1 million and $0.8 million, respectively. On a constant currency basis and excluding incremental SD&P contributions from SRS and I&S, Americas SD&P increased $1.5 million, or 4.4%, during fiscal year 2015 primarily due to a decrease in internal software development cost capitalizations.

Fiscal Year 2014 vs. Fiscal Year 2013. During fiscal year 2014, SD&P increased $11.7 million, or 14.7% to $90.7 million, and includes incremental SD&P contributions from SRS of $7.1 million. On a constant currency basis and excluding incremental SD&P contributions from SRS, SD&P increased $2.9 million, or 3.7%, during fiscal year 2014 primarily due to an increase in SD&P expenses in both our Americas and EMEA segments.

Our EMEA SD&P increased $1.1 million, or 2.2%, to $48.5 million. On a constant currency basis EMEA SD&P decreased $0.9 million, or 1.9%, during the fiscal year 2014 primarily due to increased personnel expenses and external software development costs as we continue to invest in product development and personnel related expenses.

Our Americas SD&P increased $10.6 million, or 33.6%, to $42.1 million and include incremental SD&P contributions from SRS of $7.1 million. On a constant currency basis and excluding incremental SD&P contributions from SRS, Americas SD&P increased $3.8 million, or 12.1%, during fiscal year 2014 primarily due to increased personnel expenses and incremental SD&P contributions from recently-acquired business other than SRS and I&S, mainly personnel related expenses.

Selling, general and administrative expenses

Fiscal Year 2015 vs. Fiscal Year 2014. During fiscal year 2015, selling, general and administrative expenses (“SG&A”) increased $39.4 million or 13.3% to 336.7 million and include incremental SG&A contributions from SRS, I&S, and CAP  of $7.7 million, $4.7 million and $7.8 million, respectively. On a constant currency basis and excluding incremental SG&A contributions from  SRS, I&S, and  CAP, SG&A increased $33.5 million, or 12.1%, primarily due to a $15.0 million increase in personnel related expenses due to continued growth in our business; incremental SG&A contributions from recently-acquired businesses other than SRS,  I&S, and CAP of $7.1 million; an increase in legal fees associated with the Mitchell patent infringement litigation of $7.2 million; and a $4.0 million increase in professional fees.

Fiscal Year 2014 vs. Fiscal Year 2013. During fiscal year 2014, SG&A increased $62.6 million, or 26.7% to $297.3 million and include incremental SG&A contributions from SRS of $20.6 million. On a constant currency basis and excluding incremental SG&A contributions from SRS, SG&A increased $39.8 million, or 16.9%, primarily due to incremental SG&A contributions from recently-acquired businesses other than SRS of $4.5 million; a $15.6 million increase in personnel related expenses in our EMEA and Americas segments due to continued growth in our business; an $11.8 million increase in stock compensation expense primarily due to share-based compensation expense associated with the long-term incentive awards granted to our executive officers in March 2013 and more extensive use of equity-based incentive compensation in our compensation plans to incent personnel for continued contributions to increasing our profitability and value during the first phase of our previously-announced strategic mission, Mission 2020; a $1.8 million increase in facilities expenses; a $1.0 million increase in bad debt expense; a $2.9 million increase in personnel, travel and recruiting expenses; a $0.8 million increase in advertising and marketing expenses; and a $0.5 million increase in professional fees.

Notwithstanding the impact of fluctuations in the value of the U.S. dollar versus certain foreign currencies in which we transact business, we expect SG&A to continue to increase in the future in absolute dollars as we continue to expand our business into new markets, incur costs related to acquisitions and continue to incur costs associated with being a public company.

Depreciation and amortization

Fiscal Year 2015 vs. Fiscal Year 2014. During fiscal year 2015, depreciation and amortization increased by $39.9 million, or 32.6%, to $162.2 million and includes incremental depreciation and amortization contributions from SRS, I&S, and CAP of $13.4 million, $13.5 million and $10.5 million, respectively. On a constant currency basis and excluding incremental depreciation and amortization contributions from SRS, I&S, and CAP depreciation and amortization increased $7.6 million, or 7.2%, for fiscal year 2015 primarily due to increase in depreciation expense associated with the increase in capital investment and software development cost capitalization, offset by the continued decrease in amortization expense related to the intangible assets acquired in the acquisition of Explore and other historical acquisitions.

Fiscal Year 2014 vs. Fiscal Year 2013. During fiscal year 2014, depreciation and amortization increased by $19.0 million, or 18.4%, to $122.3 million and includes incremental depreciation and amortization contributions from SRS of $17.9 million. On a constant currency basis and excluding incremental depreciation and amortization contributions from SRS, depreciation and amortization decreased $0.1 million, or 0.1%, for fiscal year 2014 primarily due to incremental contributions from recently acquired businesses other than SRS, increase in depreciation expense associated with the increase in capital investment and software development cost capitalization offset by the continued decrease in amortization expense related to the intangible assets acquired in the acquisition of Explore and other historical acquisitions.

We generally amortize intangible assets on an accelerated basis to reflect the pattern in which the economic benefits of the intangible assets are realized. Notwithstanding the impact of fluctuations in the value of the U.S. dollar versus certain foreign currencies in which we transact business, our annual depreciation and amortization expense will increase in fiscal year 2016 as a result of the amortization of the intangible assets acquired in recent business combinations and asset acquisitions.

Restructuring charges, asset impairments and other costs associated with exit or disposal activities

Fiscal Year 2015 vs. Fiscal Year 2014 and Fiscal Year 2014 vs. Fiscal Year 2013. During fiscal years 2015, 2014 and 2013, we incurred restructuring charges, asset impairments and other costs associated with exit or disposal activities of $6.3 million, $6.5 million and $5.4 million, respectively.

The restructuring charges, asset impairments and other costs associated with exit and disposal activities incurred in fiscal years 2015, 2014 and 2013 consist primarily of employee termination benefits and other costs incurred in relation to ongoing restructuring initiatives.

We expect to incur additional restructuring charges in future years as we continue to undertake additional efforts to improve efficiencies in our business.

Acquisition and related costs

Fiscal Year 2015 vs. Fiscal Year 2014 and Fiscal Year 2014 vs. Fiscal Year 2013. During fiscal years 2015, 2014 and 2013 we incurred acquisition and related costs of $35.2 million, $41.5 million and $26.9 million, respectively.

Acquisition and related costs incurred during fiscal year 2015 consist primarily of contingent purchase consideration that is deemed compensatory in nature of $13.0 million, legal and professional fees incurred in connection with completed and contemplated business combinations of $16.0 million, and other cost associated with completed acquisitions, including redundancy and integration costs of $6.2 million.

Acquisition and related costs incurred in fiscal year 2014 primarily consists of contingent purchase consideration that is deemed compensatory in nature of $25.4 million, legal and professional fees incurred in connection with completed and contemplated business combinations of $7.1 million, and other cost associated with completed acquisitions, including redundancy and integration cost of $9.0 million.

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

Interest expense

Fiscal Year 2015 vs. Fiscal Year 2014. During fiscal year 2015, interest expense increased $17.3 million, or 16.1%, due primarily to the increase in our total outstanding debt to approximately $2.5 billion resulting from the issuance of additional senior unsecured notes in June 2014 and November 2014.

Fiscal Year 2014 vs. Fiscal Year 2013. During fiscal year 2014, interest expense increased $37.9 million, or 54.5%, due primarily to the increase in our total outstanding debt to approximately $1.9 billion resulting from the issuance of additional senior unsecured notes in fiscal year 2014.

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

Other (income) expense, net

Fiscal Year 2015 vs. Fiscal Year 2014. During fiscal year 2015, we recognized other (income) expense, net of $(34.5) million, as compared to $64.0 million recognized during 2014. The increase in other (income) expense, net is due primarily to unrealized and realized gains on derivative financial instruments recognized in fiscal year 2015 of $57.9 million resulting from the strengthening of the U.S. dollar during the period and the $63.3 million loss on debt extinguishment associated with the redemption of our senior unsecured notes due 2018 incurred during 2014, offset by the impact of fluctuations in foreign currency exchange rates of on intercompany loans denominated in a currency other than the functional currency of the local company which resulted in an increase in foreign exchange losses of $26.8 million during fiscal year 2015.

Fiscal Year 2014 vs. Fiscal Year 2013. During fiscal year 2014, other expense, net increased by $62.1 million primarily due to a $63.3 million loss on debt extinguishment associated with the redemption of our senior unsecured notes due 2018 in November 2013 and the repayment of the outstanding term loans under our senior secured credit facility in July 2013 offset by an $18.0 million increase in gains on derivative instruments, a $16.5 million increase in net foreign currency transaction gains on transactions denominated in a currency other than the functional currency of the local company and a $3.0 million increase in gains on asset sales.

Income tax provision

Fiscal Year 2015 vs. Fiscal Year 2014 and Fiscal Year 2014 vs. Fiscal Year 2013. During fiscal years 2015, 2014 and 2013, we recorded an income tax provision of $200.3 million, $30.1 million and $30.8 million, respectively, which resulted in an effective tax rate of 168.1%, 85.3% and 22.7%, respectively. The increase in the effective tax rate in fiscal year 2015 was primarily attributable to the recognition of deferred tax expense of approximately $149.5 million related to undistributed foreign earnings of certain of our foreign subsidiaries generated in fiscal year 2015 and prior years, partially offset by earnings in jurisdictions with lower income tax rates which are indefinitely reinvested. The increase in the effective tax rate in fiscal year 2014 was primarily attributable to the recognition of a $24.8 million valuation allowance on our U.S. deferred tax assets, partially offset by earnings in jurisdictions with lower income tax rates which are indefinitely reinvested.

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

Primarily due to the increase in our U.S. debt service obligations resulting from the issuance of additional unsecured senior notes in the aggregate principal amount of $400.0 million during fiscal year 2015 (Note 8) and the issuance of additional unsecured senior notes in the aggregate principal amount of $850.0 million in July 2015 (Note 17),management concluded that the ability to access certain amounts of foreign earnings would provide greater flexibility to meet domestic cash flow needs without constraining foreign objectives. Accordingly, in the fourth quarter of fiscal year 2015 we withdrew the permanent reinvestment assertion on $350.0 million of earnings generated by certain of our foreign subsidiaries through fiscal year 2015. We provided for U.S. income taxes on the $350.0 million of undistributed foreign earnings, resulting in the recognition of a deferred tax liability of approximately $123.7 million. We recognized additional deferred income tax expense of $25.8 million related to the impact of fluctuations in foreign currency exchange rates during fiscal year 2015 on the portion of the $350.0 million of unremitted earnings generated prior to fiscal year 2015.

We have not provided for U.S. federal or foreign income taxes, including withholding taxes, on the remaining $732.0 million of undistributed earnings of our foreign subsidiaries as of June 30, 2015. We continue to assert that the $732.0 million of undistributed earnings is permanently reinvested in our foreign operations and have no current plans to repatriate those earnings. If we were to distribute those earnings in the form of dividends or otherwise, we could be subject to both U.S. income and foreign taxes and withholding taxes payable to various foreign countries. It is currently not practicable to compute the residual taxes due on such earnings as we do not know the time or manner in which we would distribute these earnings.

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

On June 2, 2015, we entered into a $200.0 million Credit and Guaranty Agreement (the “Credit Agreement”) in connection with the completion of an acquisition. The Credit Agreement provides for an unsecured term loan in the amount of $200.0 million (the “Term Loan”), which was fully funded on June 2, 2015.  The Term Loan matures no later than May 31, 2016 and bears interest based on the London interbank offered rate for Eurodollar rate loans or the Prime Rate, at our election, plus an applicable margin, with such applicable margin increasing by 0.50% per annum at the end of every 90 day period. The Term Loan currently bears interest at the London interbank offered rate for Eurodollar rate loans plus a 3.5% margin (4.25% as of June 30, 2015). We may prepay all or part of the Term Loan at any time without premium or penalty.  Subject to certain exceptions and limitations, we are required to prepay the Term Loan with the net proceeds of certain incurrences of indebtedness, equity issuances, asset sales and insurance/condemnation events. The Term Loan is guaranteed by Solera and certain of our domestic wholly-owned subsidiaries. In July 2015, we repaid the Term Loan using the proceeds from the issuance of additional senior unsecured notes.

We have issued senior unsecured notes due 2021 (the “2021 Senior Notes”) pursuant to an indenture dated as of July 2, 2013 and senior unsecured notes due 2023 (the “2023 Senior Notes”) pursuant to an indenture dated as of November 5, 2013. The 2021 Senior Notes accrue interest at 6.000% per annum, payable semi-annually, and become due and payable on June 15, 2021. The 2023 Senior Notes accrue interest at 6.125% per annum, payable semi-annually, and become due and payable on November 1, 2023.

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

Upon the occurrence of a change of control, we are required to offer to redeem the 2021 Senior Notes and the 2023 Senior Notes at a redemption price equal to 101.021% of the principal amount of the notes redeemed, plus accrued and unpaid interest, if any, through the redemption date.

In November 2013, we used the net proceeds from the issuance of the 2021 Senior Notes and the 2023 Senior Notes of $855.4 million, together with existing cash on hand, to redeem the outstanding senior unsecured notes due June 2018 (the “2018 Senior Notes”). The redemption price for the 2018 Senior Notes was $932.8 million, consisting of (i) the unpaid principal amount of $850.0 million, (ii) accrued unpaid interest through the redemption date of $24.4 million, and (iii) a redemption premium of $58.4 million. The redemption premium of $58.4 million, as well as the remaining unamortized debt issuance costs related to the 2018 Senior Notes, net of the unamortized premium, of $1.8 million, were charged against earnings at the redemption date and are included in other expense, net in our consolidated statement of income (loss) for Fiscal Year 2014.

In July 2013, we used $289.5 million of the net proceeds from the issuance of the 2021 Senior Notes to repay in full all of the outstanding term loans under our Amended and Restated First Lien Credit and Guaranty Agreement (the “Amended Credit Facility”), including accrued unpaid interest through the repayment date. Upon repayment of the outstanding term loans, the Amended Credit Facility was terminated. In connection with the termination of the Amended Credit Facility, we wrote-off the remaining unamortized debt issuance costs related to the term loans of $3.1 million, which is included in other expense, net in our consolidated statement of income (loss) for fiscal year 2014.

The indentures governing the 2021 Senior Notes and the 2023 Senior Notes contain limited covenants, including those restricting our and our subsidiaries’ ability to incur certain liens, engage in sale and leaseback transactions and consolidate, merge with, or convey, transfer or lease substantially all of our or their assets to, another person, and, in the case of any of our subsidiaries that did not issue or guarantee such notes, incur indebtedness. The Credit Agreement contains covenants substantially similar to those in the indentures governing the 2021 Senior Notes and 2023 Senior Notes. We are in compliance with the specified covenants of the 2021 Senior Notes, the 2023 Senior Notes and the credit agreement at June 30, 2015.

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

In November 2014, our Board of Directors approved a new share repurchase program, replacing the share repurchase program authorized in October 2013, for up to a total of $375 million of our common stock through December 31, 2016. Share repurchases are made from time to time, through an accelerated stock purchase agreement, in open market transactions at prevailing market prices or in privately negotiated transactions. The repurchase program does not require us to purchase any specific number or amount of shares, and the timing and amount of such purchases will be determined by management based upon market conditions and other factors. In addition, the program may be amended or terminated at the discretion of our Board of Directors. Through June 30, 2015, we repurchased approximately 1.6 million shares for $78.8 million under the share repurchase program that was authorized in November 2014. During fiscal year 2015, we repurchased approximately 2.1 million shares for $109.2 million under our share repurchase programs.

In fiscal year 2015, we paid quarterly cash dividends with a value of $0.195 per outstanding share of common stock and per outstanding restricted stock unit to our stockholders and restricted stock unit holders of record. The aggregate dividend payments for fiscal year 2015 were $53.4 million. On August 25, 2015, we announced that our Board of Directors approved the payment of a cash dividend of $0.225 per share of outstanding common stock and per outstanding restricted stock unit. The dividends are payable on September 22, 2015 to stockholders and restricted stock unit holders of record at the close of business on September 8, 2015. Any determination to pay dividends in future periods will be at the discretion of our Board of Directors. The bond indentures include restrictions on our ability to pay dividends on our common stock.

As of June 30, 2015 and 2014, we had cash and cash equivalents of $479.6 million and $837.8 million, respectively. At June 30, 2015, our total current and long-term debt obligations were approximately $2.5 billion, consisting of $200.0 million related to the Term Loan, $1.7 billion related to the 2021 Senior Notes and $574.4 million related to the 2023 Senior Notes.

On July 16, 2015, we completed the acquisition of the equity interests in SRS currently held by WCAS for a purchase price of approximately $594.8 million, plus WCAS’ approximate share of SRS’s cash balance of $25.0 million (the “SRS Equity Buyout”). The purchase price payable in the SRS Equity Buyout was negotiated with WCAS and was not determined based on the existing call option or put option formulas provided in the stockholders agreement governing the SRS joint venture. Upon completion of the SRS Equity Buyout, we own 100% of the equity interests in SRS. We financed the SRS Equity Buyout using a portion of the net proceeds from the issuance of additional senior unsecured notes (as described below).

On July 16, 2015, we issued additional 2023 Senior Notes in the aggregate principal amount of $850.0 million. The 2023 Senior Notes were issued at an original issue price of 99.50% plus accrued interest from May 1, 2015. The net proceeds from the issuance of the 2023 Senior Notes were used to finance the SRS Equity Buyout and repay the outstanding borrowings under the Credit Agreement. We intend to use any remaining net proceeds for general corporate purposes, including continuing to actively seek, evaluate and potentially pursue strategic initiatives. Such strategic initiatives may include future acquisitions, joint ventures, investments or other business development opportunities.

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

Primarily due to the increase in our U.S. debt service obligations resulting from the issuance of additional unsecured senior notes in the aggregate principal amount of $400.0 million during fiscal year 2015 (Note 8) and the issuance of additional unsecured senior notes in the aggregate principal amount of $850.0 million in July 2015 (Note 17), management concluded that the ability to access certain amounts of foreign earnings would provide greater flexibility to meet domestic cash flow needs without constraining foreign objectives. Accordingly, in the fourth quarter of fiscal year 2015 we withdrew the permanent reinvestment assertion on $350.0 million of earnings generated by certain of our foreign subsidiaries through fiscal year 2015.

There is no certainty as to the timing of when such foreign earnings will be distributed to the U.S. in whole or in part. Further, when the foreign earnings are distributed to the U.S., we anticipate that a substantial portion of the resulting U.S. income taxes due would be reduced by existing deferred tax assets.

We have not provided for U.S. federal or foreign income taxes, including withholding taxes, on $732.0 million of our non-U.S. subsidiaries' undistributed earnings as of June 30, 2015. We intend to indefinitely reinvest the $732.0 million of our non-U.S. subsidiaries’ undistributed earnings in our international operations. Accordingly, we currently have no plans to repatriate those funds. If we distributed those earnings in the form of dividends or otherwise, we could be subject to both U.S.  and foreign income taxes and withholding taxes payable to various foreign countries. It is currently not practicable to compute the residual taxes due on such earnings as we do not know the time or manner in which we would distribute these earnings.

The following summarizes our primary sources and uses of cash in the periods presented:

	Fiscal Years Ended June 30,			Amount Changed from
	2015	2014	2013	2014 to 2015	2013 to 2014
	(in thousands)
Operating activities	$215.9	$248.5	$226.7	$(32.6)	$21.8
Investing activities	$(987.2)	$(417.6)	$(181.5)	$(569.6)	$(236.1)
Financing activities	$430.9	$542.1	$(88.5)	$(111.2)	$630.6

Operating activities. The $32.6 million decrease in cash provided by operating activities during fiscal year 2015 was primarily attributable to an increase in cash paid for interest due to the increase in our outstanding debt obligations, an increase in cash paid for income taxes and an increase in cash payments for contingent purchase consideration that is deemed compensatory in nature, offset by operating cash flows generated by businesses acquired during fiscal year 2015, including CAP and I&S.

The $21.8 million increase in cash provided by operating activities during fiscal year 2014 was primarily attributable to operating cash flows generated by businesses acquired during fiscal year 2014, including SRS, offset by an increase in cash paid for interest due to the increase in our outstanding debt.

Investing activities. The $569.6 million increase in cash used in investing activities in fiscal year 2015 was primarily attributable to an increase in cash used in business combinations, net of cash acquired, of $541.8 million, due to the acquisition of six businesses during fiscal year 2015, an increase in acquisitions and capitalization of intangible assets of $4.9 million and an increase in capital expenditures of $19.4 million.

The $236.1 million increase in cash used in investing activities in fiscal year 2014 was primarily attributable to an increase in cash used in business combinations, net of cash acquired, of $220.0 million, due to the acquisition of six businesses during fiscal year 2014, including SRS, an increase in acquisitions and capitalization of intangible assets of $13.8 million and an increase in capital expenditures of $1.2 million.

Financing activities. The $(111.2) million decrease in cash provided by financing activities is primarily attributable to a decrease in net proceeds from the issuance of debt, net of repayments of long-term debt, of $47.4 million. Also contributing to the decrease is a $51.2 million increase in stock repurchases due to the adoption of a new share repurchase program in November 2014 and a $13.3 million increase in payments of contingent purchase consideration.

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

Contractual Obligations

The following table reflects our cash contractual obligations as of June 30, 2015:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Long-term debt obligations (1)	$3,358,545	$343,498	$271,413	$271,412	$2,472,222
Contingent purchase consideration obligations (2)	109,997	57,958	46,884	5,155	—
Purchase obligations	19,888	6,558	9,028	4,200	102
Lease obligations (3)	44,145	11,971	16,630	8,354	7,190
Total	$3,532,575	$419,985	$343,955	$289,121	$2,479,514

(1)
Represents principal and interest payments due on our senior unsecured notes and outstanding term loans as of June 30, 2015. In July 2015, we issued additional 2023 Senior Notes in the aggregate principal amount of $850.0 million. As a result, our annual interest payment obligations as disclosed in the table will increase by $52.1 million through 2023.

(2)
Represents the maximum potential future contingent cash consideration associated with business combinations and asset acquisitions as of June 30, 2015. The amount and timing of future payments are based on the achievement of specific targets.

(3)	Lease obligations include operating and capital leases and are net of sublease income.

In addition to the contractual obligations identified in the preceding table, the noncontrolling owners of certain of our majority-owned subsidiaries have the right to require us to redeem their shares at the then fair market value. As of June 30, 2015, we estimate that the aggregate fair value of these redeemable noncontrolling interests was approximately $84.6 million. Pursuant to the terms of our SRS joint venture, WCAS has the right to require that we purchase its equity ownership interest in SRS up to four times per year, subject to an annual cap of $250 million and a $25 million per exercise minimum (the “Annual Put Right”) at a price based on SRS’s trailing twelve month EBITDA. In addition, WCAS has additional rights to require that we purchase either half or all (depending on the triggering event) of their equity ownership interest of SRS at a price, subject to certain adjustments, equal to a specified multiple of WCAS's cost basis of such equity ownership interest (the “Special Put Right”). The triggering events for the Special Put Right include, among others, a drop in our corporate credit rating below certain specified levels or if SRS is required to become a guarantor of any of the indebtedness of Solera or its subsidiaries (other than SRS) or at any time beginning on August 1, 2018 and ending on the earlier of (x) December 31, 2018 and (y) the consummation of any Annual Put Right after August 1, 2018. In July 2015, we acquired the remaining 50% equity ownership interest in SRS from WCAS.

Excluded from the table above is a liability for unrecognized tax benefits of $10.3 million as of June 30, 2015. The timing and amount of the future cash flows related to this liability is uncertain and cannot be practically determined.

Off-Balance Sheet Arrangements and Related Party Transactions

As of June 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Certain minority stockholders of our international subsidiaries are also commercial purchasers and users of our software and services. Revenue transactions with all of the minority stockholders in the aggregate were less than 10% of our consolidated revenue for fiscal years 2015, 2014 and 2013, respectively, and aggregate accounts receivable from the noncontrolling stockholders represent less than 10% of consolidated accounts receivable at June 30, 2015 and 2014, respectively.

On February 12, 2013, we entered into a Facilities Use Agreement with Aquila Family Ventures, LLC (“AFV"), an entity owned by the family of our Chief Executive Officer, Tony Aquila, pursuant to which we shall pay AFV a fixed annual fee of $140,000 in exchange for our use during calendar year 2013 of certain guest ranch facilities in Wyoming (the "Wyoming Facility"). On December 26, 2013, we executed an amendment to the Facilities Use Agreement with AFV and Chaparral Lane Investment, LLC ("CLI"), an entity owned by our Chief Executive Officer and his family, to (i) add an additional facility in

Roanoke, Texas (the "Roanoke Facility") to the Facilities Use Agreement and (ii) increase the fixed annual fee to$170,000 in exchange for our use during calendar year 2014 of the Wyoming Facility. This fee increase is due to increased operating expenses of the Wyoming Facility and an increase in the number of days during which we use the Wyoming Facility. On December 31, 2014, we executed another amendment to the Facilities Use Agreement to: (i) increase the fixed annual fee paid by us to AFV for our use of the Wyoming Facility to $272,250, and (ii) provide for a true-up payment by us to AFV to the extent that our actual use of the Wyoming Facility during a calendar year exceeds the assumed use for that calendar year, which assumed use was a basis for the fixed annual fee. The true-up payment paid by us to AFV for calendar year 2014 was $63,270. On April 7, 2015, we entered into a third amendment to the Facilities Use Agreement whereby the Roanoke Facility and the CLI were removed from the Facilities Use Agreement in connection with our entry of a lease agreement covering the Roanoke Facility (also known as the "Innovation Center" (as defined below)).

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

We determine the fair value of our reporting units through a combination of an income approach, utilizing a discounted cash flow model, and a market approach, which considers comparable companies and transactions. Under the income approach, the discounted cash flow model determines the fair value of each reporting unit based on the present value of projected reporting unit cash flows over a specific projection period and a residual value related to future cash flows beyond the projection period. Both values are discounted to reflect the degree of risk inherent in an investment in the reporting unit and achieving the projected cash flows. A weighted average cost of capital of a market participant is used as the discount rate. The residual value is generally determined by applying a constant terminal growth rate to the estimated reporting unit net cash flows at the end of the projection period. Alternatively, the present value of the residual value may be determined by applying a market multiple at the end of the projection period. In addition to the projected reporting unit cash flows, the key assumptions in the discounted cash flow model include a discount rate and a long-term growth rate. The discount rate used in the determination of the estimated fair value of the reporting units as of June 30, 2015 using the income approach ranged between 10.4% and 15.0%, with a weighted average discount rate of 11.7%. The long-term growth rate used in the determination of the estimated fair value of the reporting units as of June 30, 2015 using the income approach ranged between 3.0% and 6.0%, with a weighted average long-term growth rate of 3.8%.

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

In our annual goodwill impairment assessment for fiscal year 2015, we concluded that the fair values of the reporting units to which goodwill was assigned exceeded their respective carrying values by at least 47% and by over 130% on average. Accordingly, we did not identify any goodwill impairment.

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

We determine the fair value of our indefinite-lived intangible assets under an income approach using the relief from royalty method, which assumes value to the extent that the acquired company is relieved of the obligation to pay royalties for the benefits received from the assets. In our annual indefinite-lived intangible asset impairment assessment for fiscal year 2015, we concluded that the fair value of our indefinite-lived intangible assets exceeded their respective carrying value and, accordingly, we did not identify any impairment of indefinite-lived intangible assets.

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

As of June 30, 2015, we continue to maintain a valuation allowance on our U.S. deferred tax assets of $26.9 million due to the limitation in our ability to utilize foreign tax credit carryforwards prior to the expiration of the carryforward periods.

In assessing the future realization of our U.S. deferred tax assets, all available evidence was considered, including our U.S. cumulative income or loss position over the 12 quarters ended June 30, 2015 which included recent increases to interest expense. The U.S. cumulative loss position reduced the weight given to subjective evidence such as projections for future growth. As of each reporting date, our management considers new evidence, both positive and negative, that could impact management’s view with regards to future realization of deferred tax assets. The Company relies heavily on Subpart F income as a future source of taxable income to support the conclusion that the domestic deferred tax assets were more-likely-than-not realizable. We believe that our estimate of future taxable income is reasonable but inherently uncertain, and if our current or future operations and investments generate taxable income different than the anticipated amounts or US tax law changes reduce future Subpart F income, adjustments to the valuation allowance are possible.

Our foreign subsidiaries generate earnings that are not subject to U.S. income taxes so long as they are permanently reinvested in our operations outside of the U.S. Pursuant to ASC Topic No. 740-30 (formerly APB 23), undistributed earnings of foreign subsidiaries that are no longer permanently reinvested would become subject to deferred income taxes under U.S. tax law. In determining if the undistributed earnings of our foreign subsidiaries are permanently reinvested, we consider the following: (i) the forecasts, budgets and cash requirements of our U.S business and our foreign subsidiaries, both for the short and long term; (ii) the tax consequences of any decision to reinvest foreign earnings, including any changes in U.S. income tax law relating to the treatment of these undistributed foreign earnings; and (iii) any U.S. and foreign government programs or regulations relating to the repatriation of these unremitted earnings. If we were to conclude that our foreign earnings are no longer permanently reinvested, we would be required to provide deferred income taxes on these earnings, which would materially adversely affect our results of operations. Further, if we initiate actions to repatriate these unremitted earnings and precipitate payments of U.S. income taxes, such payments could materially adversely affect our liquidity.

Prior to fiscal year 2015, we asserted that the undistributed earnings of our foreign subsidiaries were permanently reinvested.

Primarily due to the increase in our U.S. debt service obligations resulting from the issuance of additional unsecured senior notes in the aggregate principal amount of $400.0 million during fiscal year 2015 (Note 8) and the issuance of additional unsecured senior notes in the aggregate principal amount of $850.0 million in July 2015 (Note 17), management concluded that the ability to access certain amounts of foreign earnings would provide greater flexibility to meet domestic cash flow needs without constraining foreign objectives. Accordingly, in the fourth quarter of fiscal year 2015 we withdrew the permanent reinvestment assertion on $350.0 million of earnings generated by certain of our foreign subsidiaries through fiscal year 2015. We provided for U.S. income taxes on the $350.0 million of undistributed foreign earnings, resulting in the recognition of a deferred tax liability of approximately $123.7 million. We recognized additional deferred income tax expense of $25.8 million related to the impact of fluctuations in foreign currency exchange rates during fiscal year 2015 on the portion of the $350.0 million of unremitted earnings generated prior to fiscal year 2015.

There is no certainty as to the timing of when such foreign earnings will be distributed to the U.S. in whole or in part. Further, when the foreign earnings are distributed to the U.S., we anticipate that a substantial portion of the resulting U.S. income taxes due would be reduced by existing deferred tax assets.

We have not provided for U.S. federal or foreign income taxes, including withholding taxes, on the remaining $732.0 million of undistributed earnings of our foreign subsidiaries as of June 30, 2015. We continue to assert that the $732.0 million of undistributed earnings is permanently reinvested in our foreign operations and have no current plans to repatriate those earnings. If we were to distribute those earnings in the form of dividends or otherwise, we could be subject to both U.S. income and foreign taxes and withholding taxes payable to various foreign countries. It is currently not practicable to compute the residual taxes due on such earnings as we do not know the time or manner in which we would distribute these earnings.

Derivative Financial Instruments. We utilize derivative financial instruments to manage interest rate and foreign currency exposures. Derivative financial instruments are recorded in the consolidated balance sheets at fair value. If the derivative is designated as a cash flow hedge or net investment hedge, the effective portions of the changes in the fair value of the derivative are initially recorded in accumulated other comprehensive income (loss) and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. Ineffective portions of changes in the fair value of cash flow and net investment hedges are recognized as a charge or credit to earnings. Derivative instruments not designated as hedges are marked-to-market at the end of each period with changes in fair value recognized in earnings.

The following is a summary of outstanding derivative financial instruments as of June 30, 2015:

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

•
In March 2015, we entered into a 60-day foreign exchange forward contract with a notional amount of €472.9 million. Under the terms of the forward contract, we pay predetermined forward rate on the settlement date. The foreign exchange forward contract was not designated as a hedge at inception. We recognize changes in the fair value in other (income) expense, net in our consolidated statements of income. In May 2015, we extended the settlement date of the foreign exchange forward contract to July 2015.

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

Although we considered the fair value under both the income and market approaches, we ultimately determined the fair value of our redeemable noncontrolling interests based solely upon the income approach, which utilizes a discounted cash flow as we believe this is the best indicator of fair value. The key assumptions in the discounted cash flow model include a discount rate and a long-term growth rate. The discount rate used in the determination of the estimated fair value of the redeemable noncontrolling interests as of June 30, 2015 using the income approach ranged between 12.8% and 16.5%, with a weighted average discount rate of 13.2%, reflecting a market participant's perspective as a noncontrolling shareholder in a privately-held subsidiary. The long-term growth rate used in the determination of the estimated fair value of the redeemable noncontrolling interests as of June 30, 2015 using the income approach was 4.0%.

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU Topic No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC Topic No. 605, Revenue Recognition, and most industry-specific guidance. This guidance primarily requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of ASU Topic No. 2014-09 for one year. As a result, ASU Topic No. 2014-09 will be effective for our fiscal year 2019. ASU Topic No. 2014-09 permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the effect that ASU Topic No. 2014-09 will have on our financial condition, results of operations and financial statement disclosures.

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

In April 2015, FASB issued ASU Topic No. 2015-3, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU Topic No. 2015-3 is effective for our fiscal year 2017.

In April 2015, FASB issued ASU Topic No. 2015- 5, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to help entities determine whether a cloud computing arrangement includes a software license and evaluate fees paid by a customer in a cloud computing arrangement. ASU Topic No. 2015-5 is effective for our fiscal year 2017.

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

Period	Average Euro-to-U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter Ended September 30, 2013	1.32	1.55
Quarter Ended December 31, 2013	1.36	1.62
Quarter Ended March 31, 2014	1.37	1.65
Quarter Ended June 30, 2014	1.37	1.68
Quarter Ended September 30, 2014	1.33	1.67
Quarter Ended December 31, 2014	1.25	1.58
Quarter Ended March 31, 2015	1.13	1.52
Quarter Ended June 30, 2015	1.11	1.53

During fiscal year 2015, as compared to fiscal year 2014, the U.S. dollar strengthened against many of the foreign currencies we use to transact our business. The average U.S. dollar strengthened versus the Euro by 11.4% and the Pound Sterling by 3.2%, which decreased our revenues and expenses during fiscal year 2015. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in an increase or decrease, as the case may be, to our revenues of $31.7 million during fiscal year 2015.

In the normal course of business, we are exposed to variability in interest rates and foreign currency exchange rates. We use derivatives to mitigate risks associated with this variability. We do not use derivatives for speculative purposes. The following is a summary of outstanding derivative financial instruments as of June 30, 2015 that are intended to mitigate our exposure to variability in foreign currency exchange rates:

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

•
In March 2015, we entered into a 60-day foreign exchange forward contract with a notional amount of €472.9 million. Under the terms of the forward contract, we pay predetermined forward rate on the settlement date. The foreign exchange forward contract was not designated as a hedge at inception. We recognize changes in the fair value in other (income) expense, net in our consolidated statements of income. In May 2015, we extended the settlement date of the foreign exchange forward contract to July 2015.

During the fiscal years ended June 30, 2015, 2014, and 2013, we recognized net foreign currency transaction gains (losses) in our consolidated statements of income (loss) of $50.5 million, $11.0 million, and $(5.5) million, respectively.

Interest Rate Risk
Our outstanding long-term debt as of June 30, 2015 consists primarily of senior unsecured notes that bear interest at a fixed interest rate. We are exposed to interest rate risk primarily through variable interest rate borrowings under our Credit Agreement. A hypothetical 1% increase or decrease in interest on outstanding borrowings under our Credit Agreement would result in an approximately $2.0 million change to our annualized interest expense. In July 2015, we repaid the outstanding borrowings under the Credit Agreement using proceeds from the issuance of additional unsecured notes that bear interest at a fixed rate.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures and, based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2015 at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in the Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("2013 COSO Framework"). Based on our evaluation under the 2013 COSO Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2015.

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of I&S, CAP and DMEa, acquired in July 2014, November 2014 and June 2015, respectively, which constituted in the aggregate 25.0% of our total assets, 7.8% of our total revenues and (3.2)% of our net loss as of and for the year ended June 30, 2015. Due to the timing of the acquisitions, management did not assess the effectiveness of internal control over financial reporting at I&S, CAP and DMEa.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of June 30, 2015, as stated in their report which is included herein.

Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the fourth quarter of fiscal year 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 will be set forth in our proxy statement to be filed with the SEC in connection with our 2015 annual meeting of stockholders (the “Proxy Statement”) or in a future amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements.

Page
Solera Holdings, Inc.—Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at June 30, 2015 and 2014	F-4
Consolidated Statements of Income (Loss) for each of the three fiscal years in the period ended June 30, 2015	F-5
Consolidated Statements of Comprehensive Income (Loss) for each of the three fiscal years in the period ended June 30, 2015	F-6
Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interests for each of the three fiscal years in the period ended June 30, 2015	F-7
Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended June 30, 2015	F-9
Notes to Consolidated Financial Statements	F-10
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 31, 2015.

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

Signatures		Date

/s/ Tony Aquila	Chairman of the Board, Chief Executive Officer and President (principal executive officer)	August 31, 2015
Tony Aquila

/s/ Renato Giger	Chief Financial Officer (principal financial and accounting officer)	August 31, 2015
Renato Giger

/s/ Michael E. Lehman	Director	August 31, 2015
Michael E. Lehman

/s/ Stuart J. Yarbrough	Director	August 31, 2015
Stuart J. Yarbrough

/s/ Thomas C. Wajnert	Director	August 31, 2015
Thomas C. Wajnert

/s/ Arthur F. Kingsbury	Director	August 31, 2015
Arthur F. Kingsbury

/s/ Thomas A. Dattilo	Director	August 31, 2015
Thomas A. Dattilo

/s/ Kurt J. Lauk	Director	August 31, 2015
Kurt J. Lauk

/s/ Patrick D. Campbell	Director	August 29, 2015
Patrick D. Campbell

SOLERA HOLDINGS, INC.
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Page
Solera Holdings, Inc.—Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at June 30, 2015 and 2014	F-4
Consolidated Statements of Income (Loss) for each of the three fiscal years in the period ended June 30, 2015	F-5
Consolidated Statements of Comprehensive Income (Loss) for each of the three fiscal years in the period ended June 30, 2015	F-6
Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interests for each of the three fiscal years in the period ended June 30, 2015	F-7
Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended June 30, 2015	F-9
Notes to Consolidated Financial Statements	F-10
Schedule II—Valuation and Qualifying Accounts	F-46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Solera Holdings, Inc.
Westlake, Texas
We have audited the accompanying consolidated balance sheets of Solera Holdings, Inc. and subsidiaries (the "Company") as of June 30, 2015 and 2014, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity and redeemable noncontrolling interests, and cash flows for each of the three years in the period ended June 30, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). We also have audited the Company's internal control over financial reporting as of June 30, 2015 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at I&S, CAP and DMEa which were acquired in July 2014, November 2014 and June 2015, respectively, and whose financial statements constitute 25 % of total assets, 7.8 % of revenues, and 3.2% of net loss of the consolidated financial statement amounts as of and for the year ended June 30, 2015. Accordingly, our audit did not include the internal control over financial reporting at I&S, CAP, and DMEa.

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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solera Holdings, Inc. and subsidiaries as of June 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
August 31, 2015

SOLERA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	As of June 30,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$479,592	$837,751
Accounts receivable, net of allowance for doubtful accounts of $6,114 and $5,098 at June 30, 2015 and 2014, respectively	156,955	153,150
Other receivables	21,234	23,002
Other current assets	53,597	35,594
Deferred income tax assets	12,878	8,184
Total current assets	724,256	1,057,681
Property and equipment, net	93,391	76,977
Goodwill	1,950,408	1,574,937
Intangible assets, net	898,500	584,756
Other noncurrent assets	70,330	13,012
Noncurrent deferred income tax assets	15,745	92,723
Total assets	$3,752,630	$3,400,086
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,239	$37,413
Accrued expenses and other current liabilities	266,861	216,828
Income taxes payable	16,263	15,179
Deferred income tax liabilities	9,077	13,332
Total current liabilities	336,440	282,752
Long-term debt	2,481,828	1,867,808
Other noncurrent liabilities	73,799	63,433
Noncurrent deferred income tax liabilities	176,316	106,295
Total liabilities	3,068,383	2,320,288
Redeemable noncontrolling interests	445,552	382,298
Stockholders’ equity:
Solera Holdings, Inc. stockholders’ equity:
Common shares, $0.01 par value: 150,000 shares authorized; 66,985 and 68,552 issued and outstanding as of June 30, 2015 and 2014, respectively	579,602	629,247
Retained earnings (accumulated deficit)	(173,305)	71,417
Accumulated other comprehensive loss	(178,474)	(12,688)
Total Solera Holdings, Inc. stockholders’ equity	227,823	687,976
Noncontrolling interests	10,872	9,524
Total stockholders’ equity	238,695	697,500
Total liabilities and stockholders’ equity	$3,752,630	$3,400,086

See accompanying notes to consolidated financial statements.

SOLERA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share data)

	Fiscal Years Ended June 30,
	2015	2014	2013
Revenues	$1,140,846	$987,259	$838,103
Cost of revenues:
Operating expenses	285,643	222,262	181,448
Systems development and programming costs	105,476	90,735	79,083
Total cost of revenues (excluding depreciation and amortization)	391,119	312,997	260,531
Selling, general and administrative expenses	336,709	297,301	234,742
Depreciation and amortization	162,160	122,283	103,239
Restructuring charges, asset impairments, and other costs associated with exit and disposal activities	6,280	6,527	5,435
Acquisition and related costs	35,162	41,512	26,945
Interest expense	124,748	107,422	69,511
Other (income) expense, net	(34,525)	63,991	1,860
	1,021,653	952,033	702,263
Income before provision for income taxes	119,193	35,226	135,840
Income tax provision	200,320	30,058	30,797
Net income (loss)	(81,127)	5,168	105,043
Less: Net income attributable to noncontrolling interests	19,706	13,878	11,159
Net income (loss) attributable to Solera Holdings, Inc.	$(100,833)	$(8,710)	$93,884
Net income (loss) attributable to Solera Holdings, Inc. per common share:
Basic	$(1.50)	$(0.13)	$1.35
Diluted	$(1.50)	$(0.13)	$1.35
Weighted-average shares used in the calculation of net income (loss) attributable to Solera Holdings, Inc. per common share:
Basic	67,692	68,817	68,843
Diluted	67,692	68,817	69,139

See accompanying notes to consolidated financial statements.

SOLERA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Fiscal Years Ended June 30,
	2015	2014	2013
Net income (loss)	$(81,127)	$5,168	$105,043
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of income tax (expense) benefit of $21,598, $(1,482) and $(137), respectively	(185,370)	43,594	11,872
Unrealized gain (loss) on derivative financial instruments:
Unrealized gains (losses) on derivative financial instruments, net of income tax benefit (expense) of $(159), $(3,359) and $2,045, respectively	32,614	(12,603)	(3,794)
Amounts reclassified out of accumulated other comprehensive income (loss), net of income tax benefit (expense) of $134, $2,506 and $(1,541), respectively	(27,676)	9,403	2,858
Net change in unrealized gain (loss) on derivative financial instruments, net of tax	4,938	(3,200)	(936)
Change in funded status of defined benefit pension plans, net of income tax benefit (expense) of $1,610, $2,001 and $665, respectively	(3,047)	(5,473)	(3,333)
Total other comprehensive income (loss)	(183,479)	34,921	7,603
Total comprehensive income (loss)	(264,606)	40,089	112,646
Comprehensive income attributable to noncontrolling interests	2,013	18,340	14,636
Comprehensive income (loss) attributable to Solera Holdings, Inc.	$(266,619)	$21,749	$98,010

See accompanying notes to consolidated financial statements.

SOLERA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS
(In thousands)

	Common Shares		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Solera Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares	Amount
Balance at June 30, 2012	68,895	$582,693	$141,814	$(47,273)	$677,234	$10,147	$687,381	$88,603
Net income attributable to Solera Holdings, Inc. and noncontrolling interests	—	—	93,884	—	93,884	4,688	98,572	6,471
Total comprehensive income (loss)	—	—	—	4,126	4,126	626	4,752	2,851
Share-based compensation	—	25,753	—	—	25,753	—	25,753	—
Purchases of Solera Holdings, Inc. common shares	(550)	(4,618)	(23,330)	—	(27,948)	—	(27,948)	—
Issuance of common shares under employee stock award plans, net	419	5,732	—	—	5,732	—	5,732	—
Dividends paid on common stock and participating securities ($0.50 per share)	—	—	(34,814)	—	(34,814)	—	(34,814)	—
Dividends paid to noncontrolling owners	—	—	—	—	—	(4,023)	(4,023)	(6,261)
Acquisition of additional ownership interest in majority-owned subsidiary	—	—	—	—	—	—	—	(14,093)
Revaluation of and additions to noncontrolling interests	—	(6,947)	(219)	—	(7,166)	—	(7,166)	7,166
Balance at June 30, 2013	68,764	$602,613	$177,335	$(43,147)	$736,801	$11,438	$748,239	$84,737
Net income attributable to Solera Holdings, Inc. and noncontrolling interests	—	—	(8,710)	—	(8,710)	5,524	(3,186)	8,354
Total comprehensive income (loss)	—	—	—	30,459	30,459	363	30,822	4,099
Share-based compensation	—	37,515	—	—	37,515	—	37,515	—
Purchases of Solera Holdings, Inc. common shares	(898)	(7,953)	(50,001)	—	(57,954)	—	(57,954)	—
Issuance of common shares under employee stock award plans, net	686	8,302	—	—	8,302	—	8,302	—
Dividends paid on common stock and participating securities ($0.68 per share)	—	—	(47,207)	—	(47,207)	—	(47,207)	—
Dividends paid to noncontrolling owners	—	—	—	—	—	(7,801)	(7,801)	(15,298)
Acquisition of additional ownership interest in majority-owned subsidiary	—	—	—	—	—	—	—	289,176
Revaluation of and additions to noncontrolling interests	—	(11,230)	—	—	(11,230)	—	(11,230)	11,230
Balance at June 30, 2014	68,552	$629,247	$71,417	$(12,688)	$687,976	$9,524	$697,500	$382,298

(continued on next page)

SOLERA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS
(In thousands)

(continued from previous page)

	Common Shares		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Solera Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares	Amount
Balance at June 30, 2014	68,552	$629,247	$71,417	$(12,688)	$687,976	$9,524	$697,500	$382,298
Net income (loss) attributable to Solera Holdings, Inc. and noncontrolling interests	—	—	(100,833)	—	(100,833)	6,010	(94,823)	13,696
Total comprehensive income (loss)	—	—	—	(165,786)	(165,786)	(1,991)	(167,777)	(15,702)
Share-based compensation	—	36,875	—	—	36,875	—	36,875	—
Purchases of Solera Holdings, Inc. common shares	(2,056)	(18,659)	(90,492)	—	(109,151)		(109,151)	—
Issuance of common shares under employee stock award plans, net	489	5,467	—	—	5,467	—	5,467	—
Dividends paid on common stock and participating securities ($0.78 per share)	—	—	(53,397)	—	(53,397)	—	(53,397)	—
Dividends and other distributions paid to noncontrolling owners	—	—	—	—	—	(2,479)	(2,479)	(8,132)
Acquisition of additional ownership interest in majority-owned subsidiaries	—	64	—	—	64	(192)	(128)	—
Revaluation of and additions to noncontrolling interests	—	(73,392)	—	—	(73,392)	—	(73,392)	73,392
Balance at June 30, 2015	66,985	$579,602	$(173,305)	$(178,474)	$227,823	$10,872	$238,695	$445,552

See accompanying notes to consolidated financial statements.

SOLERA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Years Ended June 30,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$(81,127)	$5,168	$105,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	162,160	122,283	103,239
Provision for doubtful accounts	4,495	4,579	3,371
Share-based compensation	36,875	37,515	25,753
Deferred income taxes	133,758	(25,245)	(25,387)
Change in fair value of derivative financial instruments	(27,810)	6,897	4,400
Loss on extinguishment of debt	—	63,328	—
Other	(440)	(3,822)	1,100
Changes in operating assets and liabilities, net of effects from acquisitions of businesses:
Increase in accounts receivable	(1,389)	(4,852)	(9,869)
Decrease (increase) in other assets	(64,734)	(1,806)	6,245
Increase in accounts payable	3,453	2,963	112
Increase in accrued expenses and other liabilities	50,679	41,518	12,701
Net cash provided by operating activities	215,920	248,526	226,708
Cash flows from investing activities:
Capital expenditures	(53,811)	(34,374)	(33,174)
Acquisitions and capitalization of intangible assets	(26,311)	(21,423)	(7,670)
Acquisitions of businesses, net of cash acquired	(903,956)	(362,126)	(142,100)
Decrease (increase) in restricted cash	(3,126)	345	1,459
Net cash used in investing activities	(987,204)	(417,578)	(181,485)
Cash flows from financing activities:
Proceeds from debt issuance, net of payments of debt issuance costs	614,504	1,859,606	(859)
Repayments of long-term debt	—	(1,197,691)	(2,913)
Payment of contingent purchase consideration	(15,531)	(2,267)	(2,219)
Acquisition of additional shares in majority-owned subsidiary	—	—	(14,093)
Principal payments on financed asset acquisitions	(178)	(145)	(893)
Cash dividends paid on common shares and participating securities	(53,397)	(47,207)	(34,814)
Cash dividends and other distributions paid to noncontrolling interests	(10,610)	(23,099)	(10,284)
Cash paid to repurchase common stock	(109,151)	(57,954)	(27,948)
Proceeds from stock purchase plan and exercise of stock options	5,277	10,904	5,506
Net cash provided by (used in) financing activities	430,914	542,147	(88,517)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(17,789)	417	(713)
Net change in cash and cash equivalents	(358,159)	373,512	(44,007)
Cash and cash equivalents, beginning of period	837,751	464,239	508,246
Cash and cash equivalents, end of period	$479,592	$837,751	$464,239
Supplemental cash flow information:
Cash paid for interest	$128,816	$117,019	$67,596
Cash paid for income taxes	$63,621	$53,635	$52,458
Supplemental disclosure of non-cash investing and financing activities:
Capital assets financed	$1,562	$3,331	$1,368
Accrued contingent purchase consideration	$23,188	$1,469	$21,051
See accompanying notes to consolidated financial statements.

SOLERA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

Nature of Operations

Solera Holdings, Inc. and subsidiaries (the “Company”, “Solera”, “we”, “us” or “our”) is a leading provider of risk and asset management software and services to the automotive and property marketplace, including the global "property and casualty" ("P&C") insurance industry. In addition to our global-leading position in collision repair and our U.S. based mechanical repair presence, we provide data driven productivity and decision support solutions to other aspects of vehicle ownership such as vehicle validation, driver violation monitoring, vehicle salvage and electronic titling. We are also expanding our core competencies of data, software and connectivity from the auto to the home. We are active in over 75 countries across six continents.

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

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification and applicable regulations of the Securities and Exchange Commission (“SEC”). Our operating results for the fiscal year ended June 30, 2015 are not necessarily indicative of the results that may be expected for any future periods.

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries as well as Service Repair Solutions, Inc. ("SRS"). Our consolidated, majority-owned subsidiaries include certain of our subsidiaries located in Belgium, France, Portugal, Spain and Mexico. All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents at June 30, 2015 and 2014 consisted primarily of money market funds and bank certificates of deposit. The carrying amounts approximate fair value due to the short maturities of these instruments.

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

Property and Equipment

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. The estimated useful lives of assets are as follows:

Buildings	20 to 40 years
Building improvements	5 to 15 years
Leasehold improvements	Lesser of 10 years or remaining lease term
Data processing equipment	3 years
Furniture and fixtures	4 to 7 years
Machinery and equipment	3 to 6 years
Software licenses	3 to 5 years

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

In our annual goodwill impairment assessment for fiscal year 2015, we concluded that the fair values of the reporting units to which goodwill was assigned exceeded their respective carrying values and, accordingly, we did not identify any goodwill impairment.

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

In our annual indefinite-lived intangible asset impairment assessment for fiscal year 2015, we concluded that the fair value of our indefinite-lived intangible assets exceeded their respective carrying value and, accordingly, we did not identify any impairment of indefinite-lived intangible assets.

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

Net Income (Loss) Attributable to Solera Holdings, Inc. Per Share

Our restricted stock units and performance share units have the right to receive non-forfeitable dividends on an equal basis with common stock and therefore are considered participating securities that must be included in the calculation of net income (loss) per share using the two-class method. Under the two-class method, basic and diluted net income (loss) per share is determined by calculating net income (loss) per share for common stock and participating securities based on the cash dividends paid and participation rights in undistributed earnings. Diluted net income (loss) per share also considers the dilutive effect of in-the-money stock options and unvested restricted stock units and performance share units that have the right to forfeitable dividends, calculated using the treasury stock method. Under the treasury stock method, the amount of assumed proceeds from unexercised stock options and unvested restricted stock units and performance share units that have the right to forfeitable dividends includes the amount of compensation cost attributable to future services not yet recognized, proceeds from the exercise of the options, and any excess income tax benefit or liability.

The computation of basic and diluted net income (loss) attributable to Solera Holdings, Inc. per common share using the two-class method is as follows (in thousands, except per share amounts):

	Fiscal Years Ended June 30,
	2015	2014	2013
Basic net income (loss) attributable to Solera Holdings, Inc. per common share
Net income (loss) attributable to Solera Holdings, Inc.	$(100,833)	$(8,710)	$93,884
Less: Dividends paid and undistributed earnings allocated to participating securities	(522)	(289)	(756)
Net income (loss) attributable to common shares—basic	$(101,355)	$(8,999)	$93,128
Weighted-average number of common shares used to compute basic net income (loss) attributable to Solera Holdings, Inc. per common share	67,692	68,817	68,843
Basic net income (loss) attributable to Solera Holdings, Inc. per common share	$(1.50)	$(0.13)	$1.35
Diluted net income (loss) attributable to Solera Holdings, Inc. per common share
Net income (loss) attributable to Solera Holdings, Inc.	$(100,833)	$(8,710)	$93,884
Less: Dividends paid and undistributed earnings allocated to participating securities	(522)	(289)	(754)
Net income (loss) attributable to common shares—diluted	$(101,355)	$(8,999)	$93,130
Weighted-average number of common shares used to compute basic net income (loss) attributable to Solera Holdings, Inc. per common share	67,692	68,817	68,843
Diluted effect of options to purchase common stock, restricted stock units and performance share units	—	—	296
Weighted-average number of common shares used to compute diluted net income (loss) attributable to Solera Holdings, Inc. per common share	67,692	68,817	69,139
Diluted net income (loss) attributable to Solera Holdings, Inc. per common share	$(1.50)	$(0.13)	$1.35

The following securities that could potentially dilute earnings per share in the future are not included in the determination of diluted net income (loss) attributable to Solera Holdings, Inc. per common share (in thousands):

	Fiscal Years Ended June 30,
	2015	2014	2013
Antidilutive options to purchase common stock and restricted stock units	453	17	224

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

Foreign Currency Translation

For each of our foreign subsidiaries, the local currency is its functional currency. Functional currencies of significant foreign subsidiaries include Euros, British Pounds, Swiss francs, Canadian dollars, Brazilian reals, and Mexican pesos.

We translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during the reporting period for our consolidated statement of income and certain components of stockholders’ equity, and the exchange rate at the end of that period for our consolidated balance sheet. These translations resulted in net foreign currency translation adjustments of $(167.7) million and $39.1 million in fiscal years 2015 and 2014, respectively, which are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. The foreign currency translation adjustment in fiscal year 2015 was caused by a strengthening in the value of the U.S. dollar versus certain foreign currencies, including the Euro, during the period. Generally, this strengthening of the U.S. dollar resulted in decreases to the U.S. dollar value of certain of our assets and liabilities from June 30, 2014 to June 30, 2015, as presented in the accompanying consolidated balance sheets, although the corresponding local currency balances may have increased or remain unchanged.

During the fiscal years ended June 30, 2015, 2014, and 2013, we recognized net foreign currency transaction gains (losses) in other (income) expense, net in our consolidated statements of income (loss) of $50.5 million, $11.0 million, and $(5.5) million, respectively.

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

Derivative Financial Instruments

We utilize derivative financial instruments to manage interest rate and foreign currency exposures. Derivative financial instruments are recorded in the consolidated balance sheets at fair value. If the derivative is designated as a cash flow hedge or net investment hedge, the effective portions of the changes in the fair value of the derivative are initially recorded in accumulated other comprehensive income (loss) and are subsequently reclassified into earnings when the hedged transactions occur and affect earnings. Ineffective portions of changes in the fair value of cash flow and net investment hedges are recognized as a charge or credit to earnings. Derivative instruments not designated as hedges are marked-to-market at the end of each period with changes in fair value recognized in earnings.

Advertising Costs

Advertising costs are expensed when incurred and are included in selling, general and administrative expenses. Total advertising costs were $12.1 million, $11.2 million and $9.1 million for the fiscal years ended June 30, 2015, 2014 and 2013, respectively.

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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes foreign currency translation adjustments, unrealized gains and losses on derivative instruments, net of the related income tax effect, and changes in the funded status of defined benefit pension plans, net of the related income tax effect, that are excluded from the consolidated statements of income (loss) and are reported as a separate component in stockholders’ equity.

The following table summarizes the changes in accumulated other comprehensive income (loss) during fiscal year 2015 and 2014 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Losses on Derivative Financial Instruments	Change in Funded Status of Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance at June 30, 2013	$(27,978)	$(3,754)	$(11,415)	$(43,147)
Other comprehensive income (loss) before reclassifications, net of tax	39,132	(10,097)	(5,473)	23,562
Amounts reclassified from accumulated other comprehensive income (loss)	—	6,897	—	6,897
Balance at June 30, 2014	$11,154	$(6,954)	$(16,888)	$(12,688)
Other comprehensive income (loss) before reclassifications, net of tax	(167,677)	32,614	(3,047)	(138,110)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	(27,676)	—	(27,676)
Balance at June 30, 2015	$(156,523)	$(2,016)	$(19,935)	$(178,474)

Guarantees

We recognize, at the inception of a guarantee, a liability for the fair value of any guarantees.

Reclassifications

Share-based compensation expense for the previously reported periods has been reclassified from a separate line item in the accompanying consolidated statement of income (loss) to selling, general and administrative expenses to conform with the current period presentation.

Recently Adopted Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") Topic No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires an entity to present certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in balance sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU Topic No. 2013-11 does not affect the recognition or measurement of uncertain tax positions under ASC 740. We adopted ASU Topic No. 2013-11 in the first quarter of our fiscal year 2015. The adoption of ASU Topic No. 2013-11 did not impact our financial condition, results of operations or cash flow.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU Topic No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC Topic No. 605, Revenue Recognition, and most industry-specific guidance. This guidance primarily requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of ASU Topic No. 2014-09 for one year. As a result, ASU Topic No. 2014-09 will be effective for our fiscal year 2019. ASU Topic No. 2014-09 permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the effect that ASU Topic No. 2014-09 will have on our financial condition, results of operations and financial statement disclosures.

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

In April 2015, FASB issued ASU Topic No. 2015-3, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU Topic No. 2015-3 is effective for our fiscal year 2017.

In April 2015, FASB issued ASU Topic No. 2015- 5, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to help entities determine whether a cloud computing arrangement includes a software license and evaluate fees paid by a customer in a cloud computing arrangement. ASU Topic No. 2015-5 is effective for our fiscal year 2017.

3.	Business Combinations

Fiscal Year 2015

Acquisition of CAP

On November 20, 2014, we acquired 100% of the equity interests of CAP, for approximately £284.8 million ($449.7 million) in cash paid at closing. CAP is a provider of real-time, high-accuracy valuations and specifications for new and used vehicles in the United Kingdom. CAP's solutions provide pricing transparency for vehicle transactions and enable buyers and sellers of vehicles to make accurate pricing decisions. We financed the acquisition of CAP through the issuance of additional senior unsecured notes as well as cash on hand. CAP has been assigned to our EMEA segment. We have included the results of operations of CAP in our consolidated statements of income from the acquisition date. Revenues and net income earned by CAP were $27.2 million and $3.4 million respectively, for the period from the acquisition date through June 30, 2015.

We have accounted for the acquisition of CAP under the acquisition method of accounting and, accordingly, the total purchase price has been allocated to the acquired tangible and identifiable intangible assets and assumed liabilities based on their estimated fair values on the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. Of the purchase price for CAP, we have preliminarily allocated £185.8 million 293.3 million to goodwill and £122.7 million $193.6 million to identifiable intangible assets. The goodwill recorded in the acquisition represents future enhancements to the software and database, future customer relationships and markets, and the workforce. The goodwill recorded in the CAP acquisition is not expected to be tax deductible for U.S. federal income tax purposes.

The following table summarizes the preliminary purchase price allocation for the acquisition of CAP (in thousands):

Goodwill	$293,303
Intangible assets	193,640
Cash	4,606
Accounts Receivable	9,352
Other assets acquired	2,876
Accounts payable and other current liabilities assumed	(4,720)
Deferred revenue	(16,925)
Deferred tax liabilities	(32,476)
Total	$449,656

Identifiable intangible assets acquired from CAP were as follows:

	Value (in thousands)	Weighted Average Amortizable Life (in years)
Customer relationships	$78,365	19.8
Technology	58,900	10.0
Trademarks	56,375	Indefinite
Total	$193,640

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

	2015	2014
	(unaudited)
Revenues	$1,158,464	$1,026,002
Net income (loss) attributable to Solera Holdings, Inc.	(105,220)	(29,144)
Net income (loss) attributable to Solera Holdings, Inc. per common share—basic	(1.56)	(0.43)
Net income (loss) attributable to Solera Holdings, Inc. per common share—diluted	(1.56)	(0.43)

Acquisition of I&S

On July 29, 2014, we acquired 100% of the operating entities and other assets comprising I&S, for approximately $279.4 million in cash paid at closing. Operating under the brand names of LYNX Services, GTS Services, and GLAXIS, I&S is a leading provider of software and business management tools, third-party claims administration, first notice of loss and network management services to the U.S. auto and property repair industries, specializing in glass claims. The acquisition of I&S allows us to expand our relationship with insurance companies in the U.S. and abroad with workflow tools and third-party management services for glass, property, and collision claims as well as providing business management solutions to a broad network of auto repair and flat glass retailers. I&S has been included in our Americas segment. We have included the results of operations of I&S in our consolidated statements of income from the acquisition date. Revenues earned and net loss incurred by I&S were $57.2 million and $0.7 million, respectively, for the period from the acquisition date through June 30, 2015.

We have accounted for the acquisition of I&S under the acquisition method of accounting and, accordingly, the total purchase price has been allocated to the acquired tangible and identifiable intangible assets and assumed liabilities based on their estimated fair values on the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. Of the purchase price for I&S, we have allocated $153.5 million to goodwill and $129.6 million to identifiable intangible assets. The goodwill recorded in the acquisition represents future enhancements to the software and database, future customer relationships and markets, and the workforce. All of the goodwill recorded in the I&S acquisition is expected to be tax deductible.

The following table summarizes the purchase price allocation for the acquisition of I&S (in thousands):

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

	2015	2014
	(unaudited)
Revenues	$1,145,758	$1,046,321
Net income (loss) attributable to Solera Holdings, Inc.	(100,950)	(6,147)
Net income (loss) attributable to Solera Holdings, Inc. per common share—basic	(1.50)	(0.09)
Net income (loss) attributable to Solera Holdings, Inc. per common share—diluted	(1.50)	(0.09)

Other Acquisitions

In addition to CAP and I&S, we acquired four businesses and substantially all of the assets of another businesses for approximately $177.8 million in cash paid at closing and additional future cash payments of up to $33.8 million contingent upon the achievement of certain financial performance, product-related, integration and other objectives. Excluding CAP and I&S, the acquisitions completed in fiscal year 2015 were immaterial both individually and in the aggregate.

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

We have the right to acquire the remaining 50% equity ownership interest of SRS (the "Call Right") at a price, subject to certain adjustments, equal to the greater of (a) a specified multiple of WCAS’s cost basis of such equity ownership interest, and (b) a per share equity value based on a specified multiple of SRS’s trailing twelve month EBITDA (the “TTM EBITDA”), as defined in the stockholders agreement between us, WCAS and the other parties thereto (the "Stockholders Agreement"). On July 16, 2015, we acquired the remaining 50% equity ownership interest in SRS from WCAS (Note 17).

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

Additionally, if the redemption value of the SRS noncontrolling interest were to exceed the fair value, the excess would result in an adjustment to the numerator in our calculation of net income per common share attributable to Solera Holdings, Inc. which could result in a decrease in our net income per share. The fair value of the SRS noncontrolling interest exceeded its redemption value at June 30, 2015.

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

The following table summarizes the purchase price allocation for the acquisition of SRS (in thousands):

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

In addition to SRS , we acquired six businesses, including AutoPoint, and substantially all of the assets of another business for approximately $106.4 million in cash paid at closing and additional future cash payments of up to $51.7 million contingent upon the achievement of certain financial performance, product-related, integration and other objectives. Excluding SRS, the acquisitions completed in fiscal year 2014 were immaterial both individually and in the aggregate.

Fiscal Year 2013

We acquired six businesses, substantially all of the assets of another business and a majority of the outstanding shares of a fifth business for approximately $149.6 million in cash paid at closing and additional future cash payments of up to $79.1 million contingent upon the achievement of certain financial performance, product-related, integration and other objectives. The acquisitions completed in fiscal year 2013 were immaterial both individually and in the aggregate.

All acquired entities have been included in our consolidated statements of income (loss) from the respective acquisition dates.

At June 30, 2015, the maximum aggregate amount of remaining contingent cash payments associated with our business combinations is $110.0 million which are payable through fiscal year 2019.

4.	Goodwill and Intangible Assets

Intangible Assets

Intangible assets, net consists of the following (in thousands):

	June 30, 2015			June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortized intangible assets:
Internally developed software	$83,196	$(30,958)	$52,238	$60,330	$(22,349)	$37,981
Purchased customer relationships	721,170	(267,012)	454,158	518,483	(224,305)	294,178
Purchased tradenames and trademarks	41,259	(32,928)	8,331	39,662	(30,766)	8,896
Purchased software and database technology	616,040	(389,524)	226,516	540,803	(381,478)	159,325
Other	4,992	(4,679)	313	6,021	(5,776)	245
	$1,466,657	$(725,101)	$741,556	$1,165,299	$(664,674)	$500,625
Intangible assets not subject to amortization:
Purchased tradenames and trademarks with indefinite lives	156,944	—	156,944	84,131	—	84,131
	$1,623,601	$(725,101)	$898,500	$1,249,430	$(664,674)	$584,756

Amortization of intangible assets totaled $127.8 million, $94.2 million and $77.8 million for fiscal years 2015, 2014 and 2013, respectively. Estimated future amortization expense related to intangible assets subject to amortization at June 30, 2015 is as follows (in thousands):

2016	$145,748
2017	128,802
2018	107,901
2019	76,714
2020	62,240
Thereafter	220,151
Total	$741,556

Goodwill

The following table summarizes the activity in goodwill for the fiscal years ended June 30, 2015 and 2014 (in thousands):

	Balance at Beginning of Year	Current Year Acquisitions	Other	Foreign Currency Translation Effect	Balance at End of Year
Year Ended June 30, 2015:
EMEA	$632,701	$303,619	$(2,624)	$(136,995)	$796,701
Americas	942,236	216,574	(623)	(4,480)	1,153,707
Total	$1,574,937	$520,193	$(3,247)	$(141,475)	$1,950,408
Year Ended June 30, 2014:
EMEA	$577,042	$25,676	$—	$29,983	$632,701
Americas	522,179	419,639	253	165	942,236
Total	$1,099,221	$445,315	$253	$30,148	$1,574,937

We have not recognized any goodwill impairment losses to date.

5.	Redeemable Noncontrolling Interests

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

6.	Other Financial Statement Captions

Property and equipment

Property and equipment, net consists of the following (in thousands):

	June 30,
	2015	2014
Land and buildings	$20,474	$16,243
Machinery and equipment	10,034	10,218
Furniture and fixtures	10,079	8,234
Data processing equipment	76,906	63,264
Leasehold improvements	30,368	26,073
Software licenses	56,333	47,960
Capitalized leases of machinery and equipment	3,925	5,145
Property and equipment, gross	208,119	177,137
Less: Accumulated depreciation	(114,728)	(100,160)
Property and equipment, net	$93,391	$76,977

Depreciation expense was $34.3 million, $28.1 million and $25.4 million for fiscal years 2015, 2014 and 2013, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consists of the following (in thousands):

	June 30,
	2015	2014
Accrued payroll and benefits	$33,103	$30,777
Accrued incentive compensation	34,738	34,033
Accrued non-income based taxes	25,659	21,440
Deferred revenue, customer deposits and advance payments	51,062	30,077
Accrued contingent purchase consideration	38,032	45,918
Derivative financial instruments	24,726	743
Other	59,541	53,840
Accrued expenses and other current liabilities	$266,861	$216,828

Other (income) expense, net

Other (income) expense, net consists of the following (in thousands):

	Fiscal Years Ended June 30,
	2015	2014	2013
Investment income	$(487)	$(396)	$(537)
Losses on equity method investments	34	732	660
Foreign exchange (gains) losses	50,454	(11,011)	5,457
Reclassification of accumulated other comprehensive (income) loss related to derivative financial instruments designated as hedges	(27,810)	6,897	(4,400)
Unrealized (gains) losses on derivative financial instruments not designated as hedges	(43,705)	6,700	—
Realized gains on derivative financial instruments	(14,210)	—	—
(Gains) losses on asset sales	155	(2,420)	560
Loss on debt extinguishment	—	63,328	—
Other expense	1,044	161	120
Other (income) expense, net	$(34,525)	$63,991	$1,860

7.	Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements at June 30, 2015 Using:
	Fair Value at June 30, 2015	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$479,592	$479,592	$—	$—
Restricted cash (1)	4,077	4,077	—	—
Derivative financial instruments classified as assets (2)	60,734	—	60,734	—
Derivative financial instruments classified as liabilities (3)	41,223	—	41,223	—
Accrued contingent purchase consideration (3)	15,561	—	—	15,561
Redeemable noncontrolling interests	84,577	—	—	84,577

		Fair Value Measurements at June 30, 2014 Using:
	Fair Value at June 30, 2014	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$837,751	$837,751	$—	$—
Restricted cash (1)	317	317	—	—
Derivative financial instruments classified as liabilities (3)	13,898	—	13,898	—
Accrued contingent purchase consideration (3)	20,784	—	—	20,784
Redeemable noncontrolling interests	85,958	—	—	85,958

(1)
Included in other current assets and other noncurrent assets in the accompanying consolidated balance sheets. Restricted cash primarily relates to funds held in escrow for the benefit of customers and the sellers of acquired businesses, and facility lease deposits.

(2)	Included in other current assets and other noncurrent assets in the accompanying consolidated balance sheet.

(3)	Included in accrued expenses and other current liabilities, and other noncurrent liabilities in the accompanying consolidated balance sheet.

Cash and cash equivalents and restricted cash. Our cash and cash equivalents and restricted cash, primarily consist of bank deposits, money market funds and bank certificates of deposit. The fair value of our cash and cash equivalents and restricted cash are determined using quoted market prices for identical assets (Level 1 inputs).

Derivative financial instruments. We estimate the fair value of our cross-currency swaps using standard valuation techniques that utilize market-based observable inputs to extrapolate future reset rates from period-end yield curves and standard valuation models based on a discounted cash flow model. Market-based observable inputs including spot and forward rates, volatilities and interest rate curves at observable intervals are used as inputs to the models (Level 2 inputs). Our estimate of fair value also considers the risk that the swap contracts will not be fulfilled.

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

The following table summarizes the activity in accrued contingent purchase consideration which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

	Fiscal Year Ended June 30,
	2015	2014
Balance at beginning of period	$20,784	$23,334
Current period acquisitions	25,319	969
Change in fair value	(7,973)	(1,500)
Payments	(19,318)	(2,224)
Effect of foreign exchange	(3,251)	205
Balance at end of period	$15,561	$20,784

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

Although we considered the fair value under both the income and market approaches, we estimated the fair value of our redeemable noncontrolling interests based solely upon the income approach, which utilizes a discounted cash flow model, a Level 3 input, as we believe this is the best indicator of fair value. The significant unobservable inputs in the discounted cash flow model include a discount rate and a long-term growth rate. The discount rate used in the determination of the estimated fair value of the redeemable noncontrolling interests as of June 30, 2015 using the income approach ranged between 12.8% and

16.5%, with a weighted average discount rate of 13.2%, reflecting a market participant's perspective as a noncontrolling shareholder in a privately-held subsidiary. The long-term growth rate used in the determination of the estimated fair value of the redeemable noncontrolling interests as of June 30, 2015 using the income approach was 4.0%.

The following table summarizes the activity in redeemable noncontrolling interests which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

	Fiscal Year Ended June 30,
	2015	2014
Balance at beginning of period	$85,958	$84,737
Net income attributable to redeemable noncontrolling interests	7,346	6,968
Dividends paid to noncontrolling owners	(8,132)	(6,298)
Change in fair value	15,106	(3,549)
Effect of foreign exchange	(15,701)	4,100
Balance at end of period	$84,577	$85,958

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We performed our fiscal year 2015 annual goodwill and indefinite-lived intangible asset impairment assessment on April 1, 2015.

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

In our annual goodwill impairment assessment for fiscal year 2015, we concluded that the fair values of the reporting units to which goodwill was assigned exceeded their respective carrying values and, accordingly, we did not identify any goodwill impairment.

We determine fair value of our indefinite-lived intangible assets under an income approach using the relief from royalty method, which assumes value to the extent that the acquired company is relieved of the obligation to pay royalties for the benefits received from the assets. In our annual indefinite-lived intangible asset impairment assessment for fiscal year 2015, we concluded that the fair value of our indefinite-lived intangible assets exceeded their respective carrying value and, accordingly, we did not identify any impairment of indefinite-lived intangible assets.

Fair Value of Other Financial Instruments

The carrying amounts of certain of our financial instruments, including accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short-term nature. Based on the current quoted trading price of our senior unsecured notes (Level 1 inputs), we believe that the fair value of our senior unsecured notes is approximately $2.3 billion at June 30, 2015.

8.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30,
	2015	2014
Senior unsecured notes due June 2021	1,707,400	1,527,808
Senior unsecured notes due November 2023	574,428	340,000
Unsecured term loan due May 2016	200,000	—
Total debt (1)	2,481,828	1,867,808
Less: Current portion	—	—
Long-term portion	$2,481,828	$1,867,808

(1) The balance as of June 30, 2015 and 2014 includes unamortized premium of $31.8 million and $17.8 million, respectively.

Future minimum principal payments on our outstanding debt as of June 30, 2015 are as follows (in thousands):

2016	$200,000
2017	—
2018	—
2019	—
2020	—
Thereafter	2,250,000
Total (1)	$2,450,000

(1)	Excludes the unamortized premium on the senior unsecured notes of $31.8 million as of June 30, 2015.

On June 2, 2015, we entered into a $200.0 million Credit and Guaranty Agreement (the “Credit Agreement”) in connection with the completion of an acquisition. The Credit Agreement provides for an unsecured term loan in the amount of $200.0 million (the “Term Loan”), which was fully funded on June 2, 2015.  The Term Loan matures no later than May 31, 2016 and bears interest based on the London interbank offered rate for Eurodollar rate loans or the Prime Rate, at our election, plus an applicable margin, with such applicable margin increasing by 0.50% per annum at the end of every 90 day period. The Term Loan currently bears interest at the London interbank offered rate for Eurodollar rate loans plus a 3.5% margin (4.25% as of June 30, 2015). We may prepay all or part of the Term Loan at any time without premium or penalty.  Subject to certain exceptions and limitations, we are required to prepay the Term Loan with the net proceeds of certain incurrences of indebtedness, equity issuances, asset sales and insurance/condemnation events. The Term Loan is guaranteed by Solera and certain of our domestic wholly-owned subsidiaries. Since the Term Loan was repaid using the proceeds from the issuance of additional senior unsecured notes in July 2015 (Note 17), the Term Loan has been classified as long-term debt in the accompanying consolidated balance sheet as of June 30, 2015.

We have issued senior unsecured notes due 2021 (the “2021 Senior Notes”) pursuant to an indenture dated as of July 2, 2013 and senior unsecured notes due 2023 (the “2023 Senior Notes”) pursuant to an indenture dated as of November 5, 2013. The 2021 Senior Notes accrue interest at 6.000% per annum, payable semi-annually, and become due and payable on June 15, 2021. The 2023 Senior Notes accrue interest at 6.125% per annum, payable semi-annually, and become due and payable on November 1, 2023.

The 2021 Senior Notes include redemption provisions that allow us, at our option, to redeem all or a portion of the aggregate principal amount of the 2021 Senior Notes as follows:

•
At any time prior to June 15, 2016, we may redeem up to 35% of the aggregate principal amount of the 2021 Senior Notes at a redemption price equal to 106.0% of the principal amount of the notes redeemed, plus accrued and unpaid interest, if any, through the date of redemption.

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

•
At any time prior to November 1, 2018, we may redeem the 2023 Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes redeemed plus a premium and accrued and unpaid interest to the redemption date. The premium at the applicable redemption date is the greater of: (1) 1.0% of the then outstanding principal amount of the notes; or (2) the excess of: (a) the present value at such redemption date of the sum of the redemption price of the notes at November 1, 2018 plus all required interest payments due on the notes through November 1, 2018 (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate as of such redemption date plus 50 basis points over (b) the then outstanding principal amount of the notes.

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

Upon the occurrence of a change of control, we are required to offer to redeem the 2021 Senior Notes and the 2023 Senior Notes at a redemption price equal to 101.021% of the principal amount of the notes redeemed, plus accrued and unpaid interest, if any, through the redemption date.

In November 2013, we used the net proceeds from the issuance of the 2021 Senior Notes and the 2023 Senior Notes of $855.4 million, together with existing cash on hand, to redeem the outstanding senior unsecured notes due June 2018 (the “2018 Senior Notes”). The redemption price for the 2018 Senior Notes was $932.8 million, consisting of (i) the unpaid principal amount of $850.0 million, (ii) accrued unpaid interest through the redemption date of $24.4 million, and (iii) a redemption premium of $58.4 million. The redemption premium of $58.4 million, as well as the remaining unamortized debt issuance costs related to the 2018 Senior Notes, net of the unamortized premium, of $1.8 million, were charged against earnings at the redemption date and are included in other (income) expense, net in our consolidated statement of income (loss) for fiscal year 2014.

In July 2013, we used $289.5 million of the net proceeds from the issuance of the 2021 Senior Notes to repay in full all of the outstanding term loans under our Amended and Restated First Lien Credit and Guaranty Agreement (the “Amended Credit Facility”), including accrued unpaid interest through the repayment date. Upon repayment of the outstanding term loans, the Amended Credit Facility was terminated. In connection with the termination of the Amended Credit Facility, we wrote-off the remaining unamortized debt issuance costs related to the term loans of $3.1 million, which is included in other (income) expense, net in our consolidated statement of income (loss) for fiscal year 2014.

The costs associated with the issuance of the 2021 Senior Notes, the 2023 Senior Notes and the Credit Agreement are deferred and are included in other noncurrent assets in our consolidated balance sheet. We are amortizing these debt issuance costs to interest expense over the term of the related debt using the effective interest method.

The indentures governing the 2021 Senior Notes and the 2023 Senior Notes contain limited covenants, including those restricting our and our subsidiaries’ ability to incur certain liens, engage in sale and leaseback transactions and consolidate, merge with, or convey, transfer or lease substantially all of our or their assets to, another person, and, in the case of any of our subsidiaries that did not issue or guarantee such notes, incur indebtedness. The Credit Agreement contains covenants substantially similar to those in the indentures governing the 2021 Senior Notes and 2023 Senior Notes. We are in compliance with the specified covenants of the 2021 Senior Notes, the 2023 Senior Notes and the Credit Agreement at June 30, 2015.

9.	Derivative Financial Instruments

In the normal course of business, we are exposed to variability in interest rates and foreign currency exchange rates. We use derivatives to mitigate risks associated with this variability. We do not use derivatives for speculative purposes. The following is a summary of outstanding derivative financial instruments as of June 30, 2015:

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

•
In March 2015, we entered into a 60-day foreign exchange forward contract with a notional amount of €472.9 million. Under the terms of the forward contract, we pay predetermined forward rate on the settlement date. The foreign exchange forward contract was not designated as a hedge at inception. We recognize changes in the fair value in other (income) expense, net in our consolidated statements of income. In May 2015, we extended the settlement date of the foreign exchange forward contract to July 2015.

We determined the estimated fair value of our derivatives using an income approach and standard valuation techniques that utilize market-based observable inputs including spot and forward interest and foreign currency exchange rates, volatilities and interest rate curves at observable intervals. Our estimate of fair value also considers the risk that the swap contracts will not be fulfilled.

The following table presents the fair value of our derivative financial instruments, which are included in other current assets, other noncurrent assets, accrued expenses and other current liabilities, and other noncurrent liabilities in the accompanying condensed consolidated balance sheets (in thousands):

	June 30, 2015	June 30, 2014
Derivative financial instruments classified as assets
Fixed rate cross-currency swaps	$60,734	$—

Derivative financial instruments classified as liabilities
U.S. dollar interest rate swap	$2,170	$—
Fixed rate cross-currency swaps	14,327	12,900
Floating rate cross-currency swaps	—	998
Foreign currency forward contract	24,726	—
Total	$41,223	$13,898

The following table presents the effect of our derivative financial instruments, designated as cash flow hedges, on the consolidated statements of income (loss) and accumulated other comprehensive income (loss) (“AOCI”) (in thousands):

Derivative Financial Instruments	Gain (Loss) Recognized in AOCI on Derivatives (1)	Location of Gain (Loss) Reclassified from AOCI into Income (1)	Gain (Loss) Reclassified from AOCI into Income (1)	Location of Gain (Loss) Recognized in Income on Derivatives (2)	Gain (Loss) Recognized in Income on Derivatives (2)
Fiscal year Ended June 30, 2015:
Fixed rate cross-currency swaps	$33,490	Interest Expense	$717	N/A	$—
		Other (Income) Expense, net	28,315	N/A	—
Total	$33,490		$29,032		$—

Fiscal year Ended June 30, 2014:
Fixed rate cross-currency swaps	$(9,503)	Interest Expense	$(705)	N/A	$—
		Other (Income) Expense, net	(7,401)	N/A	—
U.S dollar interest rate swap	—	Interest Expense	(3)	Interest Expense	549
Euro interest rate swap	—	Interest Expense	(3)	Interest Expense	(364)
Total	$(9,503)		$(8,112)		$185
Fiscal Year Ended June 30, 2013:
Fixed rate cross-currency swaps	$6,293	Interest Expense	$234	N/A	$—
		Other (Income) Expense, net	4,742	N/A	—
U.S. dollar interest rate swaps	(265)	Interest Expense	366	Interest Expense	26
Euro interest rate swaps	607	Interest Expense	423	Interest Expense	6
Total	$6,635		$5,765		$32

(1)	Effective portion.

(2)	Ineffective portion and amount excluded from effectiveness testing.

The following table presents the effect of our derivative financial instruments designated as net investment hedges on the consolidated statements of income (loss) and accumulated other comprehensive income (loss) (“AOCI”) for fiscal year 2015:

	Income (Loss) Recognized in AOCI on Derivatives(1)	Location of Income (Loss) Reclassified from AOCI into Income (1)	Income (Loss) Reclassified from AOCI into Income (1)	Location of Income (Loss) Recognized in Income on Derivatives (2)	Income (Loss) Recognized in Income on Derivatives (2)
Fixed rate cross-currency swap	$(13,810)	N/A	$—	N/A	$—

No net investment hedges were outstanding prior to fiscal year 2015.

During fiscal years 2015 and 2014, we recognized unrealized gains (losses) on derivatives not designated as hedging instruments of $(43.7) million and $6.7 million, respectively, which is included in other (income) expense, net in our consolidated statements of income (loss). No unrealized gains (losses) on derivatives not designated as hedging instruments were recognized in fiscal year 2013.

10.	Share-Based Compensation

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

During fiscal year 2015, we granted stock awards under the 2008 Plan in the form of stock options, restricted stock units and performance share units. Stock options are granted at exercise prices equal to the fair market value of our common stock on the date of grant, generally vest ratably over four years and have a term of seven years. Restricted stock unit grants generally vest ratably over four years. Each performance share unit represents the right to receive one share of our common stock based on our total stockholder return (“TSR”) and/or the achievement of certain financial performance targets during applicable performance periods.

At June 30, 2015, 2.9 million shares remain available for future grant of awards under the 2008 Plan.

We also have an employee stock purchase plan (the "ESPP”) that allows eligible employees to purchase shares of our common stock at a price equal to 95% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period. We have reserved for issuance 1.5 million shares of our common stock under the ESPP. During fiscal years 2015 and 2014, we awarded approximately 11,400 shares and 11,000 shares, respectively, of our common stock under the ESPP. At June 30, 2015, approximately 1.4 million shares remain available for future grant of awards under the ESPP.

Share-Based Award Activity

The following table summarizes restricted stock unit and performance share unit activity during fiscal year 2015 (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at June 30, 2014	837	$62.27
Granted	549	$52.36
Vested	(347)	$56.34
Forfeited	(246)	$63.90
Nonvested at June 30, 2015	793	$57.49

The following table summarizes stock option activity during fiscal year 2015:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2014	4,264	$50.33
Granted	333	$53.97
Exercised	(165)	$40.82
Canceled	(369)	$55.23
Outstanding at June 30, 2015	4,063	$50.57	3.80	$9,223
Exercisable at June 30, 2015	1,884	$44.20	3.16	$8,655

Of the stock options outstanding at June 30, 2015, approximately 2.8 million are vested and expected to vest.

Cash received from the exercise of stock options was $6.7 million during fiscal year 2015. The intrinsic value of stock options exercised during fiscal years 2015, 2014, and 2013 totaled $1.8 million, $8.1 million, and $5.7 million, respectively.

Valuation of Share-Based Awards

We utilized the Black-Scholes option pricing model for estimating the grant date fair value of stock options with the following assumptions:

	Risk-Free Interest Rate	Expected Term (in years)	Weighted Average Expected Stock Price Volatility	Expected Dividend Yield	Weighted Average Per Share Grant Date Fair Value
Fiscal Year 2015	1.6%	4.5	24.0%	1.5%	$10.35
Fiscal Year 2014	1.6%	4.6	26.3%	1.2%	$11.93
Fiscal Year 2013	0.7%	4.8	32.8%	1.0%	$12.96

We based the risk-free interest rates on the implied yield available on U.S. Treasury constant maturities in effect at the time of the grant with remaining terms equivalent to the respective expected terms of the stock options. We determine the expected life of an award by considering various relevant factors, including the vesting period and contractual term of the award, our employees’ historical exercise patterns and length of service, the expected future volatility of our stock price and employee characteristics. We determined the expected volatility based on the historical volatility of our stock price. The dividend yields for fiscal years 2015, 2014 and 2013 are based on our quarterly cash dividends of $0.195, $0.17 and $0.125 per share, respectively.

The weighted average grant date fair value of restricted stock units granted in fiscal years 2015, 2014 and 2013 was $52.36, $64.42 and $47.14, respectively, determined based on the market price of our common stock on the date of grant, which approximates the intrinsic value.

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

Share-Based Compensation Expense

Share-based compensation expense in the accompanying consolidated statements of income (loss), was $36.9 million, $37.5 million and $25.8 million for fiscal years 2015, 2014 and 2013, respectively. At June 30, 2015, the estimated total remaining unamortized share-based compensation expense, net of forfeitures, was $49.1 million which is expected to be recognized over a weighted-average period of 2.1 years.

11.	Employee Benefit Plans

Defined Benefit Pension Plans

Our foreign subsidiaries sponsor various defined benefit pension plans and individual defined benefit arrangements covering certain eligible employees. The benefits under these pension plans are based on years of service and compensation levels. Funding is limited to statutory requirements. The measurement date for all plans is June 30th of each fiscal year.

The change in plan assets and benefit obligations as well as the funded status of our foreign pension plans were as follows (in thousands):

	June 30,
	2015	2014
Change in plan assets:
Fair value of plan assets—beginning of year	$76,947	$77,758
Actual return on plan assets	2,288	2,913
Employer contributions	3,595	4,021
Participant contributions	1,177	1,252
Benefits and expenses paid	(2,907)	(4,486)
Settlements	(846)	(8,591)
Foreign currency exchange rate changes	(10,360)	4,080
Fair value of plan assets—end of year	$69,894	$76,947
Change in benefit obligations:
Benefit obligations—beginning of year	$116,900	$106,722
Service cost	4,610	4,229
Interest cost	2,670	3,177
Participant contributions	1,177	1,252
Actuarial losses	8,161	9,548
Benefits and expenses paid	(2,907)	(4,486)
Settlements and amendments	(2,886)	(9,105)
Foreign currency exchange rate changes	(15,607)	5,563
Projected benefit obligations—end of year	$112,118	$116,900
Funded status—plan assets less benefit obligations	$(42,224)	$(39,953)
Unrecognized net actuarial (gains) losses due to experience different than assumed	—	—
Accrued pension liability	$(42,224)	$(39,953)

The accrued pension liability is included in non-current liabilities in the accompanying consolidated balance sheets.

Changes recognized in accumulated other comprehensive income (loss), before the effect of income taxes, are as follows (in thousands):

	June 30,
	2015	2014
Accumulated other comprehensive loss—beginning of year	$(24,052)	$(15,268)
Prior service credit	2,549	—
Amortization or curtailment recognition of prior service cost	(46)	—
Actuarial losses, net	(8,001)	(8,931)
Foreign currency exchange rate changes	3,529	(731)
Amortization or settlement recognition of net losses (1)	1,470	878
Net loss	(499)	(8,784)
Accumulated other comprehensive loss—end of year	$(24,551)	$(24,052)

(1)	Represents amounts recognized as components of net pension expense.

The accumulated benefit obligation for all defined benefit pension plans was $101.8 million and $106.4 million at June 30, 2015 and 2014, respectively.

In fiscal year 2016, amortization of net actuarial losses is expected to be $1.7 million. We expect to amortize $0.2 million of unrecognized prior service credit in fiscal year 2016.

Information for our pension plans with accumulated benefit obligations in excess of plan assets were as follows (in thousands):

	June 30,
	2015	2014
Projected benefit obligation	$112,118	$116,900
Accumulated benefit obligation	101,788	106,427
Fair value of plan assets	69,894	76,947

The components of net pension expense were as follows (in thousands):

	Fiscal Years Ended June 30,
	2015	2014	2013
Service cost—benefits earned during the period	$4,610	$4,229	$3,967
Interest cost on projected benefits	2,670	3,177	3,224
Expected return on plan assets	(2,125)	(2,301)	(2,428)
Amortization of prior service cost	(46)	—	—
Amortization of net (gain) loss	1,214	878	427
Settlement (gain) loss recognized	256	—	—
Net pension expense	$6,579	$5,983	$5,190

The general assumptions used to determine the actuarial present value of benefit obligations and net pension expense were as follows:

	Fiscal Years Ended June 30,
	2015	2014	2013
Assumptions used to determine benefit obligations:
Discount rate	1.86%	2.58%	3.12%
Rate of compensation increase	2.13	2.16	2.15
Assumptions used to determine net pension expense:
Discount rate	2.58	3.12	3.33
Expected long-term rate of return on assets	3.01	3.12	3.22
Rate of compensation increase	2.16	2.15	2.14

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

	Fair Value	Fair Value Measurements Using:
		Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2015	$69,894	$—	$69,894	$—
At June 30, 2014	76,947	—	76,947	—

We estimate the fair value of the insurance contracts based on vested plan benefits, which considers the contributions made to date and the historical rate of return on the plan assets as guaranteed by the insurance contracts.

The contributions for the fiscal years ended June 30, 2015, 2014 and 2013 were $3.6 million, $4.0 million and $3.9 million, respectively. The minimum required contributions and expected contributions to our pension plans are $3.9 million for fiscal year 2016.

Expected future benefit payments as of June 30, 2015 are as follows (in thousands):

2016	$1,412
2017	1,645
2018	1,917
2019	2,178
2020	2,711
2021 to 2025	18,228

The expected benefits to be paid are based on the same assumptions used to measure our pension plans’ benefit obligation at June 30, 2015 and include estimated future employee service.

Defined Contribution Retirement and Savings Plans

We have a qualifying 401(k) defined contribution plan that covers most of our domestic employees and provides matching contributions under various formulas. For the fiscal years ended June 30, 2015, 2014 and 2013, we incurred $2.3 million, $1.8 million and $1.5 million, respectively, in costs related to the 401(k) plan company matching contributions.

Our foreign subsidiaries have defined contribution plans that cover certain international employees and provide matching contributions under various formulas. For the fiscal years ended June 30, 2015, 2014 and 2013, we incurred $4.5 million, $3.4 million and $4.2 million, respectively, in costs related to our foreign defined contribution plans company matching contributions.

12.	Related Party Transactions
Certain minority stockholders of our international subsidiaries are also commercial purchasers and users of our software and services. Revenue transactions with all of the individual minority stockholders in the aggregate were less than 10% of our consolidated revenue for fiscal years 2015 and 2014, and aggregate accounts receivable from the minority stockholders represent less than 10% of consolidated accounts receivable as of June 30, 2015 and 2014.
On February 12, 2013, we entered into a Facilities Use Agreement with Aquila Family Ventures, LLC (“AFV"), an entity owned by the family of our Chief Executive Officer, Tony Aquila, pursuant to which we shall pay AFV a fixed annual fee of $140,000 in exchange for our use during calendar year 2013 of certain guest ranch facilities in Wyoming (the "Wyoming Facility"). On December 26, 2013, we executed an amendment to the Facilities Use Agreement with AFV and Chaparral Lane Investment, LLC ("CLI"), an entity owned by our Chief Executive Officer and his family, to (i) add an additional facility in Roanoke, Texas (the "Roanoke Facility") to the Facilities Use Agreement and (ii) increase the fixed annual fee to$170,000 in exchange for our use during calendar year 2014 of the Wyoming Facility. This fee increase is due to increased operating expenses of the Wyoming Facility and an increase in the number of days during which we use the Wyoming Facility. On December 31, 2014, we executed another amendment to the Facilities Use Agreement to: (i) increase the fixed annual fee paid by us to AFV for our use of the Wyoming Facility to $272,250, and (ii) provide for a true-up payment by us to AFV to the extent that our actual use of the Wyoming Facility during a calendar year exceeds the assumed use for that calendar year, which assumed use was a basis for the fixed annual fee. The true-up payment paid by us to AFV for calendar year 2014 was $63,270. On April 7, 2015, we entered into a third amendment to the Facilities Use Agreement whereby the Roanoke Facility and the

CLI were removed from the Facilities Use Agreement in connection with our entry of a lease agreement covering the Roanoke Facility (also known as the "Innovation Center" (as defined below)).
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

13.	Income Taxes

Income before Provision for Income Taxes

The components of income before income taxes attributable to domestic and foreign operations are as follows (in thousands):

	Fiscal Years Ended June 30,
	2015	2014	2013
Domestic	$(38,340)	$(136,545)	$(23,467)
Foreign	157,533	171,771	159,307
	$119,193	$35,226	$135,840

The income tax provision (benefit) by jurisdiction is as follows (in thousands):

	Fiscal Years Ended June 30,
	2015	2014	2013
Current:
Federal	$11,519	$2,273	$5,984
Foreign	53,668	52,197	48,947
State	1,375	833	1,253
Total current	$66,562	$55,303	$56,184
Deferred:
Federal	$143,621	$(18,796)	$(8,603)
Foreign	(8,352)	(4,175)	(16,350)
State	(1,511)	(2,274)	(434)
Total deferred	133,758	(25,245)	(25,387)
Total income tax provision (benefit)	$200,320	$30,058	$30,797

Effective Tax Rate Reconciliation

A reconciliation between our effective tax rate on income before income tax provision and the U.S. federal statutory rate is as follows (amounts in thousands):

	Fiscal Years ended June 30,
	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax provision at U.S. statutory rate	$41,717	35.0%	$12,329	35.0%	$47,544	35.0%
(Increase) decrease in provision from:
State taxes, net of federal tax benefit	(601)	(0.5)%	(1,668)	(4.7)%	381	0.3%
U.S. tax on foreign earnings	155,377	130.4%	—	—%	—	—%
Foreign tax rate differential	(16,433)	(13.8)%	(14,889)	(42.3)%	(16,050)	(11.8)%
Nondeductible/nontaxable items	8,214	6.9%	3,851	10.9%	1,876	1.4%
Change in valuation allowance	1,677	1.4%	26,144	74.2%	(9,481)	(7.0)%
Other non-income based taxes	1,764	1.5%	2,637	7.5%	2,270	1.7%
Nondeductible stock-based compensation	3,846	3.2%	2,595	7.4%	2,210	1.6%
Foreign tax credits	(1,246)	(1.0)%	—	—%	(177)	(0.1)%
Unrecognized tax expense (benefit)	(889)	(0.7)%	1,142	3.2%	465	0.3%
Withholding tax expense/(refund)	2,197	1.8%	(595)	(1.7)%	552	0.4%
Other expense (benefit)	4,697	3.9%	(1,488)	(4.2)%	1,207	0.9%
Total income tax provision	$200,320	168.1%	$30,058	85.3%	$30,797	22.7%

Deferred Taxes

The significant components of deferred income tax assets and liabilities are as follows (in thousands):

	June 30,
	2015	2014
Deferred income tax assets:
Accrued expenses not currently deductible	$16,725	$13,373
Depreciation and amortization	3,686	3,754
Net operating losses and tax credit carryforwards	76,214	61,972
Intangible assets	3,062	3,257
Foreign tax credits	26,975	24,150
Stock-based compensation	19,832	16,036
Pension	10,570	10,337
Other	26,559	23,602
	183,623	156,481
Less: Valuation allowances	(48,136)	(40,653)
Deferred income tax assets, net	135,487	115,828
Deferred income tax liabilities:
Intangible assets	143,204	128,455
Undistributed foreign earnings	123,682	—
Derivative financial instruments	19,356	1,750
Other	6,015	4,343
Deferred income tax liabilities	292,257	134,548
Net deferred income tax liabilities	$(156,770)	$(18,720)

Net Operating Losses, Tax Credit Carryforwards and Valuation Allowances

As of June 30, 2015, we have $132.7 million of U.S. federal net operating loss carryforwards that will begin to expire in 2033, $76.4 million of US State net operating loss carryforward that will begin to expire in 2017, and $118.5 million of foreign net operating loss carryforwards that will begin to expire in 2015. We also have $2.3 million of U.S. federal and $2.3 million of U.S. state research and development tax credit carryforwards that will begin to expire in 2021, and $33.5 million of foreign tax credit carryforwards that will begin to expire in 2016. Utilization of our U.S. federal and state net operating losses and U.S. federal and state tax credit carryforwards may be subject to annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

Of the $44.2 million deferred tax asset related to our federal net operating loss carryforwards, $2.2 million is excluded from deferred income tax assets and liabilities as that amount relates to excess tax benefits of stock based compensation deduction for which a tax benefit has not yet been realized, as described below. In addition, $6.1 million related to the foreign tax credit carryforward, $0.6 million related to the U.S. federal research and development tax credit carryforward, and $0.4 million related to the U.S. state research and development tax credit carryforward are excluded from deferred income tax assets and liabilities as those amounts also relate to excess tax benefits on stock-based compensation deductions for which a tax benefit has not yet been realized.

We have not recorded excess tax benefits of $9.4 million as of June 30, 2015 from excess stock-based compensation deductions for which a benefit has not yet been realized. Excess tax benefits represent stock compensation deductions in excess of expenses recognized for financial reporting purposes and are realized when they reduce taxes payable, as determined using a “with and without” method.

We have recorded valuation allowances for deferred tax assets of $48.1 million and $40.7 million at June 30, 2015 and 2014, respectively.

Unremitted Earnings

Our foreign subsidiaries generate earnings that are not subject to U.S. income taxes so long as they are permanently reinvested in our operations outside of the U.S. Pursuant to ASC Topic No. 740-30 (formerly APB 23), undistributed earnings of foreign subsidiaries that are no longer permanently reinvested would become subject to deferred income taxes under U.S. tax law. Prior to fiscal year 2015, we asserted that the undistributed earnings of our foreign subsidiaries were permanently reinvested.

Primarily due to the increase in our U.S. debt service obligations resulting from the issuance of additional unsecured senior notes in the aggregate principal amount of $400.0 million during fiscal year 2015 (Note 8) and the issuance of additional unsecured senior notes in the aggregate principal amount of $850.0 million in July 2015 (Note 17), management concluded that the ability to access certain amounts of foreign earnings would provide greater flexibility to meet domestic cash flow needs without constraining foreign objectives. Accordingly, in the fourth quarter of fiscal year 2015 we withdrew the permanent reinvestment assertion on $350.0 million of earnings generated by certain of our foreign subsidiaries through fiscal year 2015. We provided for U.S. income taxes on the $350.0 million of undistributed foreign earnings, resulting in the recognition of a deferred tax liability of approximately $123.7 million. We recognized additional deferred income tax expense of $25.8 million related to the impact of fluctuations in foreign currency exchange rates during fiscal year 2015 on the portion of the $350.0 million of unremitted earnings generated prior to fiscal year 2015.

There is no certainty as to the timing of when such foreign earnings will be distributed to the U.S. in whole or in part. Further, when the foreign earnings are distributed to the U.S., we anticipate that a substantial portion of the resulting U.S. income taxes due would be reduced by existing deferred tax assets.

We have not provided for U.S. federal or foreign income taxes, including withholding taxes on $732.0 million of our non-U.S. subsidiaries' undistributed earnings as of June 30, 2015. We continue to assert that the $732.0 million of undistributed earnings is permanently reinvested in our foreign operations and have no current plans to repatriate those earnings. If we were to distribute those earnings in the form of dividends or otherwise, we could be subject to both U.S. and foreign income taxes and withholding taxes payable to various foreign countries. It is currently not practicable to compute the residual taxes due on such earnings as we do not know the time or manner in which we would distribute these earnings.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows (in thousands):

	Fiscal Years Ended June 30,
	2015	2014	2013
Gross unrecognized tax benefits balance at beginning of period	$13,235	$12,500	$9,599
Increase related to prior year tax positions	5	127	236
Decrease related to prior year tax positions	—	(401)	(509)
Increase related to current year tax positions	1,240	2,217	3,825
Decrease related to settlements	—	(384)	(96)
Decrease related to lapse of statute of limitations	(4,179)	(824)	(555)
Gross unrecognized tax benefits balance at end of period	$10,301	$13,235	12,500

Of the unrecognized tax benefits reflected above, the amounts that, if recognized, would impact the effective tax rate were $11.6 million, $13.4 million and $12.7 million for fiscal years 2015, 2014 and 2013, respectively. The amount of unrecognized tax benefits expected to be recognized in the next twelve months is not significant.

We recognize accrued interest and penalties, if incurred, related to unrecognized tax benefits as a component of income tax expense. We had approximately $1.6 million, $1.2 million and $1.1 million of accrued interest expense and penalties related to unrecognized tax benefits for fiscal years 2015, 2014 and 2013, respectively.

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

14.	Contractual Commitments and Contingencies

Leases and Other Contractual Commitments

We lease office space and equipment under various operating and capital leases. Additionally, we have contractual obligations under software license agreements and other purchase commitments. Total expense incurred under these agreements was approximately $20.1 million, $18.0 million and $14.0 million for the fiscal years 2015, 2014 and 2013, respectively. Obligations under capital leases totaled $0.2 million as of June 30, 2015 and 2014, respectively.

Future minimum contractual commitments at June 30, 2015 are as follows (in thousands):

2016	$18,529
2017	14,159
2018	11,498
2019	8,728
2020	3,826
Thereafter	7,293
Total	$64,033

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

(in thousands)	EMEA	Americas	Corporate	Total
Fiscal Year Ended June 30, 2015
Revenues	$538,148	$602,698	$—	$1,140,846
Income (loss) before provision for income taxes	183,563	138,655	(203,025)	119,193
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	60,194	101,254	712	162,160
Interest expense	231	150	124,367	124,748
Other (income) expense, net	(4,559)	3,196	(33,162)	(34,525)
Total assets at end of period	1,596,681	1,986,409	169,540	3,752,630
Capital expenditures	24,024	29,787	—	53,811
Fiscal Year Ended June 30, 2014
Revenues	$517,751	$469,508	$—	$987,259
Income (loss) before provision for income taxes	188,196	111,634	(264,604)	35,226
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	46,198	75,531	554	122,283
Interest expense	91	209	107,122	107,422
Other (income) expense, net	1,586	(615)	63,020	63,991
Total assets at end of period	1,328,348	1,556,323	515,415	3,400,086
Capital expenditures	17,609	16,765	—	34,374
Fiscal Year Ended June 30, 2013
Revenues	$471,182	$366,921	$—	$838,103
Income (loss) before provision for income taxes	170,003	115,114	(149,277)	135,840
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	47,541	55,359	339	103,239
Interest expense	67	—	69,444	69,511
Other (income) expense, net	614	147	1,099	1,860
Total assets at end of period	1,275,982	855,821	125,738	2,257,541
Capital expenditures	18,282	14,892	—	33,174

Geographic Information

Geographic revenue information is based on the location of the customer. No single country other than the United States, and the United Kingdom accounted for 10% or more of our consolidated revenue and/or property and equipment.

(in thousands)	Europe *	United States	United Kingdom	All Other	Total
Revenues:
Fiscal Year Ended June 30, 2015	$363,532	$507,658	$155,972	$113,684	$1,140,846
Fiscal Year Ended June 30, 2014	385,589	368,151	116,334	117,185	987,259
Fiscal Year Ended June 30, 2013	353,721	269,165	101,815	113,402	838,103
Property and equipment, net:
At June 30, 2015	31,773	41,712	13,787	6,119	93,391
At June 30, 2014	29,863	26,460	15,810	4,844	76,977
*    Excludes the United Kingdom.

Concentration of Risks

We offer a broad range of services to a diverse group of customers throughout North, Central and South America, Europe, the Middle East, Africa and Asia. We perform periodic credit evaluations of our customers and monitor their financial condition and developing business news. No customers accounted for more than 10% of consolidated revenues or accounts receivable for any of the periods presented.

16.	Share Repurchase Program

In November 2014, our Board of Directors approved a new share repurchase program, replacing the share repurchase program authorized in October 2013, for up to a total of $375 million of our common stock through December 31, 2016. Share repurchases are made from time to time, through an accelerated stock purchase agreement, in open market transactions at prevailing market prices or in privately negotiated transactions. The repurchase program does not require us to purchase any specific number or amount of shares, and the timing and amount of such purchases will be determined by management based upon market conditions and other factors. In addition, the program may be amended or terminated at the discretion of our Board of Directors. Through June 30, 2015, we repurchased approximately 1.6 million shares for $78.8 million under the share repurchase program that was authorized in November 2014. During fiscal year 2015, we repurchased approximately 2.1 million shares for $109.2 million under our share repurchase programs

17.	Subsequent Events

On July 16, 2015, we completed the acquisition of the equity interests in SRS currently held by WCAS for a purchase price of approximately $594.8 million, plus WCAS’ approximate share of SRS’s cash balance of $25.0 million (the “SRS Equity Buyout”). The purchase price payable in the SRS Equity Buyout was negotiated with WCAS and was not determined based on the existing call option or put option formulas provided in the stockholders agreement governing the SRS joint venture. Upon completion of the SRS Equity Buyout, we own 100% of the equity interests in SRS. We financed the SRS Equity Buyout using a portion of the net proceeds from the issuance of additional senior unsecured notes (as described below).

On July 16, 2015, we issued additional 2023 Senior Notes in the aggregate principal amount of $850.0 million. The 2023 Senior Notes were issued at an original issue price of 99.50% plus accrued interest from May 1, 2015. The net proceeds from the issuance of the 2023 Senior Notes were used to finance the SRS Equity Buyout and repay the outstanding borrowings under the Credit Agreement. We intend to use any remaining net proceeds for general corporate purposes, including continuing to actively seek, evaluate and potentially pursue strategic initiatives. Such strategic initiatives may include future acquisitions, joint ventures, investments or other business development opportunities.

On July 17, 2015, we entered into two pay fixed Euros / receive fixed U.S. dollars cross-currency swaps, each with a notional amount of €137.0 million. Under the terms of the cross-currency swaps, we pay Euro fixed coupon payments at 5.135% and receive U.S. dollar fixed coupon payments at 6.125% on the notional amount. The maturity date of the cross-currency swaps is November 1, 2018. One of the cross-currency swaps was designated as a net investment hedge at inception and one was not designated as a hedge at inception. We also entered into a pay fixed Euros / receive fixed U.S. dollars cross-currency swap with a notional amount of €274.0 million. Under the terms of the cross-currency swap, we pay Euro fixed coupon payments at 5.585% and receive U.S. dollar fixed coupon payments at 6.125% on the notional amount. The maturity date of the cross-currency swap is November 1, 2023. The cross-currency swap was not designated as a hedge at inception. In addition, we partially settled the foreign exchange forward contract and as a result incurred an $8.9 million realized loss. Settlement of the remaining foreign exchange forward contract notional amount was extended to July 2016.

On August 25, 2015, we announced that our Board of Directors approved the payment of a cash dividend of $0.225 per share of outstanding common stock and per outstanding restricted stock unit. The dividends are payable on September 22, 2015 to stockholders and restricted stock unit holders of record at the close of business on September 8, 2015. Any determination to pay dividends in future periods will be at the discretion of our Board of Directors.

18.	Quarterly Financial Results (Unaudited)

Summarized unaudited quarterly results of operations for fiscal years 2015 and 2014 are as follows (amounts in thousands, except per share data):

Fiscal Year Ended June 30, 2015 (1)(2)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (4)
Revenues	$280,083	$282,697	$280,994	$297,071
Cost of revenues (excluding depreciation and amortization)	94,433	97,917	96,000	102,769
Net income (loss) including net income attributable to noncontrolling interests	16,572	9,198	35,136	(142,033)
Net income (loss) attributable to Solera Holdings, Inc.	12,364	4,447	29,146	(146,790)
Net income (loss) attributable to Solera Holdings Inc. per common share:
Basic	$0.18	$0.06	$0.43	$(2.19)
Diluted	$0.18	$0.06	$0.43	$(2.19)
Fiscal Year Ended June 30, 2014 (1)(3)	First Quarter	Second Quarter (5)	Third Quarter	Fourth Quarter
Revenues	$218,028	$238,915	$262,416	$267,900
Cost of revenues (excluding depreciation and amortization)	69,323	76,394	82,618	84,662
Net income (loss) including net income attributable to noncontrolling interests	16,569	(47,714)	20,299	16,015
Net income (loss) attributable to Solera Holdings, Inc.	13,691	(51,053)	19,893	8,759
Net income (loss) attributable to Solera Holdings Inc. per common share:
Basic	$0.20	$(0.74)	$0.29	$0.13
Diluted	$0.20	$(0.74)	$0.28	$0.13

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

(2)
The results of operations of DMEautomotive, LLC, CIMA Systems, Inc., Service Dynamics, Inc., IBS Automotive s.r.o., CAP Automotive, the Insurance and Services Division of Pittsburgh Glass Works, LLC and the claims related business of the Sherwood Group of companies, acquired in fiscal year 2015, are included from the respective dates of the acquisitions, which are not the first day of fiscal year 2015.

(3)
The results of operations of Pusula Otomotiv Danýþmanlik Ekspertiz Hizmetleri Anonim Þirketi, Servicios Informaticos Serinfo S.A., SRS, Distribution Services Technologies, Inc, AutoPoint, Autosoft S.r.l., and sachcontrol AG, acquired in fiscal year 2014, are included from the respective dates of the acquisitions, which are not the first day of fiscal year 2014.

(4)
Net income (loss) attributable to Solera Holdings, Inc. and net income (loss) attributable to Solera Holdings, Inc. per common share for the fourth quarter of fiscal year 2015 reflects deferred income tax expense of approximately $149.5 million related to the withdrawal of the permanent reinvestment assertion on $350.0 million of earnings generated by certain of our foreign subsidiaries through fiscal year 2015 (Note 13).

(5)
Net income (loss) attributable to Solera Holdings, Inc. and net income (loss) attributable to Solera Holdings, Inc. per common share for the second quarter of fiscal year 2014 reflects one-time charges associated with the redemption of our 2018 Senior Notes in November 2013 of $60.2 million.

SOLERA HOLDINGS, INC.
Schedule II—Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Period	Net Additions Charged (Credited) to Expense	Deductions (1)	Other (2)	Balance at End of Period
Allowance for doubtful accounts:
Fiscal Year Ended June 30, 2015	$5,098	$4,495	$(3,121)	(358)	$6,114
Fiscal Year Ended June 30, 2014	$3,005	$4,579	$(3,250)	764	$5,098
Fiscal Year Ended June 30, 2013	$2,356	$3,371	$(2,912)	190	$3,005

(1)	Deductions for allowance for doubtful accounts primarily consists of accounts receivable written-off, net of recoveries.

(2)	Represents balances acquired in connection with business combinations and changes in foreign currency.

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to Solera Holdings, Inc.’s Form S-1/A filed with the SEC on May 9, 2007).

3.2*	Amended and Restated By-laws of the Registrant (filed as Exhibit 3.1 to Solera Holdings, Inc.’s Form 8-K filed with the SEC on November 18, 2008).

4.1*	Specimen Common Stock Certificate (filed as Exhibit 4.1 to Solera Holdings, Inc.’s Form S-1/A filed with the SEC on May 9, 2007).

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

4.6*
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

4.8*
Third Supplemental Indenture, dated as of November 12, 2014, supplementing the Indenture, dated as of July 2, 2013, among Audatex North America, Inc., Solera Holdings, Inc., the other guarantors named therein and U.S. Bank National Association, as trustee.(filed as Exhibit 4.1 to Solera's Form 8-K with the SEC on November 17, 2014).

4.9*
First Supplemental Indenture, dated as of November 12, 2014, supplementing the Indenture, dated as of November 5, 2013, among Audatex North America, Inc., Solera Holdings, Inc., the other guarantors named therein and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to Solera's Form 8-K with the SEC on November 17, 2014).

4.10*
Fourth Supplemental Indenture, dated as of November 17, 2014, supplementing the Indenture, dated as of July 2, 2013, among Audatex North America, Inc., Solera Holdings, Inc., the other guarantors named therein and U.S. Bank National Association, as trustee (filed as Exhibit 4.3 to Solera's Form 8-K with the SEC on November 17, 2014).

4.11*
Second Supplemental Indenture, dated as of November 17, 2014, supplementing the Indenture, dated as of November 5, 2013, among Audatex North America, Inc., Solera Holdings, Inc., the other guarantors named therein and U.S. Bank National Association, as trustee (filed as Exhibit 4.4 to Solera's Form 8-K with the SEC on November 17, 2014).

10.1*#	Solera Holdings, Inc. 2007 Long-Term Equity Incentive Plan (filed as Exhibit 10.5 to Solera Holdings, Inc.’s Form S-1/A filed with the SEC on May 9, 2007).

10.2*#	Form of Option Agreement issued under 2007 Long-Term Equity Incentive Plan (filed as Exhibit 10.6 to Solera Holdings, Inc.’s Form S-1/A filed with the SEC on April 30, 2007).

10.3*#	Solera Holdings, Inc. 2007 Employee Stock Purchase Plan (filed as Exhibit 10.8 to Solera Holdings, Inc.’s Form S-1/A filed with the SEC on May 9, 2007).

10.4*#	Form of Restricted Stock Unit Grant Agreement, 2008 Omnibus Incentive Plan (filed as Exhibit 10.1 to Solera Holdings, Inc.'s Form 10-Q filed with the SEC on November 4, 2010).

10.5*#	Form of Stock Option Agreement, 2008 Omnibus Incentive Plan (filed as Exhibit 10.2 to Solera Holdings, Inc.'s Form 10-Q filed with the SEC on November 4, 2010).

10.6*#	Non-Employee Director Compensation Program (filed as Exhibit 10.1 to Solera Holdings, Inc.'s Form 10-Q filed with the SEC on February 8, 2011).

10.7*#	Executive Employment Agreement, dated June 6, 2011, between Solera Holdings, Inc. and Tony Aquila (filed as Exhibit 10.21 to Solera Holdings, Inc.’s Form 10-K filed with the SEC on August 26, 2011).

10.8*#	Form of Performance Share Unit Grant Agreement, 2008 Omnibus Incentive Plan (filed as Exhibit 99.1 to Solera Holdings, Inc.'s Form 8-K filed with the SEC on September 21, 2011).

10.9*
Facilities Use Agreement and Indemnification Agreement between Solera Holdings, Inc. and Aquila Family Ventures LLC, dated February 12, 2013 (filed as Exhibit 10.1 to Solera Holdings, Inc.'s Form 10-Q filed with the SEC on May 9, 2013).

10.10*#
Form of Stock Option Agreement with Time-Based Vesting entered into between Solera Holdings, Inc. and certain of its named executive officers in March 2013 (filed as Exhibit 10.2 to Solera Holdings, Inc.'s Form 10-Q filed with the SEC on May 9, 2013).

10.11*#
Form of Stock Option Agreement with Performance-Based Vesting entered into between Solera Holdings, Inc. and certain of its named executive officers in March 2013 (filed as Exhibit 10.3 to Solera Holdings, Inc.'s Form 10-Q filed with the SEC on May 9, 2013).

10.12*#
Executive Employment Agreement between Solera Holdings, Inc. and Renato Giger effective September 2012 (filed as Exhibit 10.1 to Solera Holdings, Inc.'s Form 10-Q filed with the SEC on November 6, 2012).

10.13*#
Executive Employment Agreement between Solera Holdings, Inc. and Jason Brady effective September 2012 (filed as Exhibit 10.3 to Solera Holdings, Inc.'s Form 10-Q filed with the SEC on November 6, 2012).

10.14*#	Solera Holdings, Inc. 2008 Omnibus Incentive Plan (filed as Appendix A to Solera Holdings, Inc.’s Definitive Proxy Statement filed with the SEC on October 4, 2013).

10.15*
Amendment to Facilities Use Agreement, dated December 26, 2013, by and between Aquila Family Ventures LLC, Chaparral Lane Investment, LLC and Solera Holdings, Inc. (filed as Exhibit 10.4 to Solera Holdings, Inc.’s Form 10-Q filed with the SEC on February 10, 2014).

10.16*#	Form of Indemnity Agreement (filed as Exhibit 10.1 to Solera Holding, Inc.’s Form 10-Q filed with the SEC on May 8, 2014).

10.17*
Purchase and Sale Agreement, dated May 10, 2014, by and among LYNX Services, L.L.C., GTS Services, LLC, Pittsburgh Glass Works, LLC, Claims Services Group, Inc., and solely for purposes set forth therein, Solera Holdings, Inc. (filed as Exhibit 10.28 to Solera Holdings, Inc.'s Form 10-K filed with the SEC on August 29, 2014).

10.18*
Amendment No. 1 to Purchase and Sale Agreement, dated May 10, 2014, by and among LYNX Services, L.L.C., GTS Services, LLC, Pittsburgh Glass Works, LLC, Claims Services Group, Inc., and solely for purposes set forth therein, Solera Holdings, Inc. (filed as Exhibit 10.28 to Solera Holdings, Inc.'s Form 10-K filed with the SEC on August 29, 2014).

10.19*
Second Amendment to the Facilities Use Agreement, dated December 31, 2014, by and among Aquila Family Ventures, LLC, Chapparal Lane Investment, LLC and Solera Holdings, Inc. (filed as Exhibit 10.1 to Solera Holdings, Inc.'s Form 10-Q filed with the SEC on February 9, 2015).

10.20*
Sale and Purchase Agreement, dated November 20, 2014, by and among CAP Group S.a.r.l, Montagu IV, LP, Montagu IV(B) LP, Montagu IV (non-U.S.) LP, Montagu IV (U.S.) LP, HPI Holding Limited, and certain other individuals set forth therein (filed as Exhibit 10.2 to Solera Holdings, Inc.'s Form 10-Q filed with the SEC on February 9, 2015).

10.21*
Warranty Deed, dated November 20, 2014, by and among HPI Holding Limited and certain individuals set forth therein (filed as Exhibit 10.3 to Solera Holdings, Inc.'s Form 10-Q filed with the SEC on February 9, 2015).

10.22
Credit and Guaranty Agreement, dated as of June 2, 2015, by and among Audatex North America, Inc., Solera Holdings, Inc., the guarantors named therein, the lenders named therein and Goldman Sachs Bank USA , as Administrative Agent.

10.23	Third Amendment to Facilities Use Agreement, dated as of April 7, 2015, by and among Aquila Family Ventures, LLC, Chaparral Lane Investment, LLC and Solera Holdings, Inc.

10.24	Lease Agreement dated April 7, 2015, between Chaparral Lane Investments, LLC and Solera Holdings, Inc.

21.1	List of subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Incorporated by reference.

#	Management contract or compensatory plan or arrangement.

+
These exhibits are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we incorporate them by reference.