Form 10-K/A
period 2015-06-30
SOLERA HOLDINGS, INC
filed 2015-10-28
CIK 1324245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of shares of the registrant’s common stock outstanding as of October 13, 2015 was 67,240,897.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A (this “Amendment No. 1”) of Solera Holdings, Inc. (“Solera”, the “Company”, “our”, “us” or “we”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015, which was filed with the Securities and Exchange Commission (the “SEC”) on August 31, 2015 (the “Original Filing”). The Company is filing this Amendment No. 1 solely to file Part III (Items 10 through 14) information. Unless specifically stated herein, this Amendment No. 1 speaks as of the original filing date of the Original Filing, does not reflect events which may have occurred since the Original Filing filing date, and does not amend or modify any disclosure made in the Original Filing except to incorporate Part III, (Items 10 through 14). This additional disclosure does not revise or alter the Company’s financial statements and any forward-looking statements contained in the Original Filing. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 contains new certifications by our principal executive officer and principal financial officer that are exhibits to this Amendment No. 1 and set forth under Item 15 of Part IV hereof.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth, as of October 13, 2015, the name, age and position of each person who is currently an executive officer or a member of the Board of Directors (the “Board”) of the Company.

Name	Age	Position
Tony Aquila	51	Chairman of the Board, Chief Executive Officer and President
Renato Giger	55	Chief Financial Officer, Treasurer and Assistant Secretary
Jason Brady	46	Senior Vice President, General Counsel and Secretary
Arthur F. Kingsbury	67	Director
Thomas C. Wajnert	72	Director
Stuart J. Yarbrough	64	Director
Thomas A. Dattilo	64	Director
Dr. Kurt J. Lauk	69	Director
Michael E. Lehman	65	Director
Patrick D. Campbell	63	Director

Tony Aquila, age 51, has served as our President and CEO since our formation in April 2005, has served as a member of our board of managers between April 2005 and May 2007 and has been the Chairman of the Board since the completion of our corporate reorganization on May 10, 2007. From September 2001 until December 2004, Mr. Aquila held various positions, including President and Chief Operating Officer, at Mitchell International Inc., a provider of software and services to the automobile insurance, collision repair, medical claim and glass replacement industries. Mr. Aquila joined Mitchell when it acquired Ensera, Inc., an automotive claims workflow and software processing company Mr. Aquila founded in 1999. Prior to Ensera, Mr. Aquila was the Chief Executive Officer and founder of MaxMeyer America, Inc., an importer and distributor of European automotive refinishing products formed in partnership with MaxMeyer-Duco S.p.A.

As our President and CEO, Mr. Aquila brings significant senior leadership, operational, industry and technical experience to the Board. As CEO, Mr. Aquila has direct responsibility for our strategy and operations.

Renato Giger, age 55, has served as our Chief Financial Officer, Treasurer and Assistant Secretary since July 2010. Prior to that, Mr. Giger served as our EMEA Chief Financial Officer since we acquired our predecessor company in April 2006 and served as our Global Corporate Controller since October 2009. Mr. Giger has been employed by us and our predecessor since July 1993 during which time he has held several positions, most recently as Chief Financial Officer of Audatex. Mr. Giger has a Master of Sciences Degree from the University of Bern (Switzerland).

Jason Brady, age 46, has served as our Senior Vice President and General Counsel since December 2007, and our Secretary since August 2008. Prior to joining us, Mr. Brady provided legal consulting services to technology and entertainment companies. Prior to that, Mr. Brady was the Vice President, General Counsel and Corporate Secretary of Xenogen Corporation, a biotechnology company, from March 2005 through its acquisition by Caliper Life Sciences in August 2006. From April 2004 to March 2005, Mr. Brady was the Director of Legal Affairs for Abbott Diabetes Care, Abbott Laboratories’ diabetes testing device business. Prior to that, Mr. Brady was the Senior Corporate Counsel, Director of Legal Affairs and Assistant Secretary of TheraSense, Inc., a diabetes testing device company, from June 2001 until its acquisition by Abbott Laboratories in April 2004. Mr. Brady has a B.A. in History from the University of California, Los Angeles and a J.D. from Santa Clara University School of Law.

Arthur F. Kingsbury, age 67, has been a member of our Board since October 4, 2008. He has been a private investor since 1996. Mr. Kingsbury has over thirty-five years of business and financial experience, including financial, senior executive and director positions at companies engaged in newspaper publishing, radio broadcasting, database publishing, internet research, cable television and cellular telephone communications. Specific positions included President and Chief Operating Officer of VNU-USA, Inc., Vice Chairman and Chief Operating Officer of BPI Communications, Inc. and Chief Financial Officer of Affiliated Publications, Inc. Mr. Kingsbury has served on the board of directors of six public companies, most recently The Dolan Company, NetRatings, Inc. and Remark Media (formerly HSW International, Inc.). Mr. Kingsbury holds a BSBA in Business Administration from Babson College.

Mr. Kingsbury brings to the Board extensive industry experience with information and database companies, as well as management, leadership and financial expertise through his various leadership and directorship roles in public companies, including service on audit, compensation and nominating and governance committees.

Thomas C. Wajnert, age 72, has been a member of our Board since September 15, 2011. Since January 2011, Mr. Wajnert has been a Senior Managing Director of The AltaGroup, LLC, a global consulting organization providing advisory services to the financial services industry. He was self-employed from July 2006 to December 2010 providing advisory services to public and private companies and private equity firms. From January 2002 to June 2006, he was Managing Director of Fairview Advisors, LLC, a merchant bank he co-founded. Mr. Wajnert retired as Chairman of the Board and Chief Executive Officer of AT&T Capital Corporation, a commercial finance and leasing company, where he was employed from November 1984 until December 1997. Mr. Wajnert is currently a member of the boards of directors of Reynolds America, Inc., a holding company for tobacco products companies, Luther Burbank Savings, a privately-held, federally-regulated bank and International Financial Group, a privately held property and casualty insurance company. Mr. Wajnert has also served on the boards of directors of NYFIX, Inc., UDR, Inc. and JLG Industries, Inc. Mr. Wajnert holds a B.S. from the Illinois Institute of Technology and an M.B.A. from Southern Methodist University.

Mr. Wajnert, with his nearly 39 years of operational and executive management experience, including 17 years of service as the chairman and chief executive officer of a national commercial finance and leasing company and the managing director and co-founder of a merchant bank, brings to the Board strong leadership skills and extensive knowledge in the areas of strategy development and execution; corporate finance and credit; management of global operations; financial reporting, accounting and controls; marketing and brand leadership; corporate governance; and executive compensation. In addition, Mr. Wajnert’s service on other public and private company boards and committees, and his role in providing advisory services to public and private companies and private equity firms, bring valuable experience and insight to the Board.

Stuart J. Yarbrough, age 64, has been a member of our Board since the completion of our initial public offering on May 16, 2007. Mr. Yarbrough was elected as our Lead Independent Director on October 4, 2008. Mr. Yarbrough’s professional experience includes over twenty-four years in public accounting, primarily with Ernst & Young and BDO Seidman, LLP. Since June 2008, Mr. Yarbrough has been a private investor. From February 2007 through its final distributions during June 2008, Mr. Yarbrough served as the chief executive officer of 3Point Capital Partners, a private equity firm. From 1994 through February 2007, Mr. Yarbrough was a principal at CrossHill Financial Group Inc., a company he co-founded, which provided investment banking services and venture debt financing to growth companies. Mr. Yarbrough previously served on the board of directors of DigitalNet Holdings, Inc., as well as several other public companies. Mr. Yarbrough has a B.A. in management sciences from Duke University.

Mr. Yarbrough brings to the Board extensive practical and management experience in public accounting and corporate finance, as well as leadership expertise through his directorship roles in public companies, including service on audit and other board of directors committees.

Thomas A. Dattilo, age 64, has been a member of our Board since January 8, 2013. Mr. Dattilo is an advisor and consultant to various private investment firms. He served as a Senior Advisor for Cerberus Operations and Advisory Company, LLC, a unit of Cerberus Capital Management, a private investment firm, from 2007 until June 2009. Prior to joining Cerberus, Mr. Dattilo was most recently Chairman, President and Chief Executive Officer of Cooper Tire & Rubber Company, a company that specializes in the design, manufacture and sale of passenger and truck tires. He joined Cooper in 1999 as President and Chief Operating Officer and was Chairman, President and Chief Executive Officer from 2000 until 2006. Prior to joining Cooper, he held senior positions with Dana Corporation, a provider of axles, drive shafts, off-highway transmissions and other vehicle service parts. His last position with Dana was President of its sealing products group. Mr. Dattilo currently serves on the board of directors of Harris Corporation, a publicly-traded international communications and information technology company serving government and commercial markets in more than 125 countries, Hayworth, Inc., a privately-held global designer and manufacturer of office furniture and organic workspaces and the Portfolio Group, a privately-held company that provides and manages extended automobile warranties for automotive dealers. He is past Chairman of the Rubber Manufacturers Association and past Chairman of the Board of Trustees of the Manufacturers Alliance. Mr. Dattilo served as a director of Cooper Tire & Rubber Company and Alberto-Culver Company.

Mr. Dattilo’s prior service as a senior executive of large, publicly traded companies, including as a former Chairman, President and Chief Executive Officer of Cooper Tire & Rubber Company, a company serving the automotive industry, provides him with extensive knowledge of complex operational, management, financial, strategic and governance issues faced by a large global public company. This experience brings our Board important knowledge and expertise related to the automotive industry, mergers and acquisitions, international operations, human resources and talent management, accounting and internal controls, and investor relations. His more recent experience as an advisor to private investment firms also provides him with additional experience and knowledge related to strategic planning, capital raising, mergers and acquisitions, and economic analysis. Based on his senior executive experience and his service on other public company boards, Mr. Dattilo also brings to our Board a strong understanding of public company governance and executive compensation.

Dr. Kurt J. Lauk, age 69, has been a member of our Board since June 4, 2013. He is the co-founder and President of Globe CP GmbH, a private investment firm established in 2000. He possesses extensive European automotive industry experience, primarily through his positions as Member of the Board of Management and Head of World Wide Commercial Vehicles Division of Daimler Chrysler (1996 – 1999), as well as Deputy Chief Executive Officer and Chief Financial Officer (with responsibility for finance, controlling and marketing) of Audi AG (1989 – 1992). Dr. Lauk has other extensive senior management experience, including as Chief Financial Officer and Controller of Veba AG (now known as E.On AG) (1992 – 1996), Chief Executive Officer of Zinser Textil Machinery GmbH (1984 – 1989) and as a Partner and Vice-President of the German practice of Boston Consulting Group (1978 – 1984). Dr. Lauk served as a Member of European Parliament (2004 – 2009), including as a Member of the Economic and Monetary Affairs Committee and Deputy Member of the Foreign and Security Affairs Committee. Dr. Lauk currently serves on the board of directors and audit committee of Magna International Inc., a publicly-traded a diversified automotive supplier, and the board of directors of Forte Media, which develops advanced voice processing technologies. He previously served on the board of directors of Ciber, Inc., a publicly-traded global information technology consulting, services and outsourcing company. He currently serves as a Trustee of the International Institute for Strategic Studies in London and is an honorary professor with a chair for international studies at the prestigious European Business School in Reichartshausen, Germany. Dr. Lauk received a Ph.D. in international politics from the University of Kiel in Germany, as well as an M.B.A. from Stanford University.

Dr. Lauk’s current service as a member of the board of directors of Magna International Inc. and his prior service as Member of the Board of Management and Head of World Wide Commercial Vehicles Division of Daimler Chrysler and as Deputy Chief Executive Officer and Chief Financial Officer of Audi AG, provides him with extensive knowledge of the automotive industry, including the complex operational, management, financial and strategic issues faced by large original equipment manufacturers (“OEMs”). We have important business and supplier relationships with most of the world’s largest OEMs, and Dr. Lauk’s insights can help us strengthen these relationships. Based on his senior executive experience and his service on other public company boards, Dr. Lauk also brings to our Board a strong understanding of public company governance.

Michael E. Lehman, age 65, has been a member of our Board since October 1, 2014. Since February 2014, he has been an independent consultant to various companies. He was the interim Chief Financial Officer at Ciber Inc., a publicly-traded global information technology, consulting, services and outsourcing company, from September 2013 until February 2014. He was Chief Financial Officer of Arista Networks, a cloud networking firm, from September 2012 through July 2013, and Chief Financial Officer of Palo Alto Networks, a network security firm, from April 2010 until February 2012. Prior to that, he was the Executive Vice President and Chief Financial Officer of Sun Microsystems, Inc., a provider of computer systems and professional support services, from February 2006 to January 2010, when Sun Microsystems, Inc. was acquired by Oracle Corporation. From July 2000 until his initial retirement in September 2002, he was Executive Vice President of Sun Microsystems, as well as its Chief Financial Officer from February 1994 to July 2002, and held senior executive positions with Sun Microsystems for more than five years before then. Mr. Lehman is a director of, and chairman of the audit committee of, MGIC Investment Corp., and also serves as a director of, and chairman of both the audit committee and compensation committee of, MapR, an enterprise software company that develops and sells Apache Hadoop-derived software. Mr. Lehman is also the chairman of the audit committee of the University of Wisconsin Foundation. Mr. Lehman has a B.A. in business administration, with a minor in accounting, from the University of Wisconsin-Madison.

Mr. Lehman brings to the Board financial and accounting knowledge gained through his service as chief financial officer of a large, multinational public company, skills in addressing the range of financial issues facing a large company with complex operations, senior executive and operational experience, and leadership skills. Based on his senior executive experience and his service on other public company boards, Mr. Lehman also brings to our Board a strong understanding of public company governance and executive compensation.

Patrick D. Campbell, age 63, has been a member of our Board since October 1, 2014. He is the retired Senior Vice President and Chief Financial Officer of 3M Company, a position he held from 2002 to 2011. Prior to his tenure with 3M, Mr. Campbell had been Vice President of International and Europe for General Motors Corporation, where he served in various finance functions during his 25 years with the company. Mr. Campbell is also a director of Stanley Black & Decker and SPX Flow Corporation.

As the former Senior Vice President and Chief Financial Officer of 3M Company, a globally diversified technology company, Mr. Campbell has expert knowledge in finance and complex global business. In addition to responsibilities for traditional finance functions at 3M, Mr. Campbell was also responsible for Mergers and Acquisitions and Information Technology, and offers significant expertise in each of those areas. Mr. Campbell’s broad range of experience at General Motors, including his role as Vice President and Chief Financial Officer, General Motors International Operations, gives Mr. Campbell a diverse and international knowledge base.

Corporate Governance Guidelines

Our Corporate Governance Guidelines generally specify, among other things, the responsibilities, expectations and operations of the Board as well as general qualification criteria for directors. Our Corporate Governance Guidelines can be found in the Corporate Governance section of our website at www.solerainc.com. You may contact the Secretary at our principal executive offices for a printed copy of this document. The Corporate Governance Guidelines are reviewed by the Nominating and Corporate Governance Committee of our Board (the “Nominating and Corporate Governance Committee”) and changes are recommended to our Board for approval as appropriate.

Conflict of Interest and Code of Conduct Policy; Code of Ethics for Senior Financial Employees

We have adopted a Conflict of Interest and Code of Conduct Policy that applies to all of our Board members, officers and employees. We have also adopted a code of ethics for our senior financial officers, including our principal financial officer and principal accounting officer. Our Conflict of Interest and Code of Conduct Policy and Code of Ethics for Senior Financial Employees are posted in the Corporate Governance section of our website at www.solerainc.com. You may contact the Secretary at our principal executive offices for a printed copy of these documents. The Conflict of Interest and Code of Conduct Policy and the Code of Ethics for Senior Financial Employees are reviewed by our Nominating and Corporate Governance Committee, and changes are recommended to our Board for approval as appropriate. Any amendments or waivers of our Conflict of Interest and Code of Conduct Policy and Code of Ethics for Senior Financial Employees pertaining to a member of our Board or one of our executive officers will be disclosed on our website at the above-referenced address.

Director Nomination Process

Criteria for Nomination to the Board

The Nominating and Corporate Governance Committee will consider candidates submitted by stockholders in accordance with our bylaws and applicable law, as well as candidates recommended by directors and management, for nomination to our Board. One of the goals of the Nominating and Corporate Governance Committee is to assemble a Board that offers a variety of perspectives, backgrounds, knowledge and skills derived from high-quality business and professional experience. The Nominating and Corporate Governance Committee annually reviews the appropriate skills and characteristics required of directors in the context of the current composition of the Board, our operating requirements and the long-term interests of our stockholders. The Nominating and Corporate Governance Committee has generally identified nominees based upon suggestions by independent directors, management and executive recruiting firms.

Process for Identifying and Evaluating Nominees

The Nominating and Corporate Governance Committee considers candidates by first evaluating the current members of the Board who intend to continue in service, balancing the value of continuity of service with that of obtaining new perspectives, skills and experience. If the Nominating and Corporate Governance Committee determines that an opening exists, it identifies the desired skills and experience of a new nominee, including the need to satisfy rules of the SEC and the New York Stock Exchange (the “NYSE”).

The Nominating and Corporate Governance Committee generally will evaluate each candidate based on the extent to which the candidate contributes to the range of talent, skill, experience and expertise appropriate for the Board generally, as well as the candidate’s integrity, business acumen, understanding of our industry and business, diversity, potential conflicts of interest, availability, independence of thought, and overall ability to represent the interests of our stockholders. The Nominating and Corporate Governance Committee does not assign specific weights to particular criteria, and no particular criterion is necessarily applicable to all prospective nominees. Although the Nominating and Corporate Governance Committee uses these and other criteria as appropriate to evaluate potential nominees, it has no stated minimum criteria for nominees. We have from time to time engaged, for a fee, search firms to identify and assist the Nominating and Corporate Governance Committee with identifying, evaluating and screening candidates for our Board and may do so in the future.

In evaluating candidates for election to our Board, the Nominating and Corporate Governance Committee and our Board seek the most qualified individuals based on the criteria and desired qualities described above and consider diversity in the following manner. We believe a diversity of professional backgrounds enhances our Board’s performance of its leadership and oversight functions in that directors with a variety of professional experience and expertise will be able to view all of the different elements and aspects of our business from different critical viewpoints and ask questions and make proposals and decisions from a broader range of professional views. Such diversity enables a broader critical review of more aspects of our business which we believe enhances, among other things, the Board’s oversight of our risk management processes.

Information Regarding our Audit Committee

The Audit Committee of our Board (the “Audit Committee”) is comprised of Messrs. Kingsbury (Chairman) and Lehman and Dr. Lauk. Our Board has determined that Messrs. Kingsbury and Lehman and Dr. Lauk are independent directors according to the rules and regulations of the SEC and the NYSE. Each member of the Audit Committee has the ability to read and understand fundamental financial statements. Our Board has determined that each of Messrs. Kingsbury and Lehman and Dr. Lauk qualify as an “Audit Committee financial expert” as such term is defined in Item 407(d) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our executive officers, directors and greater than 10% owners file reports of ownership and changes of ownership of Common Stock with the SEC and the NYSE. Based solely on our review of the copies of such reports received by us, or written representations from certain reporting persons, we believe that for fiscal 2015 all reporting persons complied with Section 16(a) filing requirements.

Item 11. Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis discusses the fiscal 2015 compensation for our named executive officers (the “NEOs”), who are identified in the Summary Compensation Table beginning on page 18 of this annual report. The purpose of this discussion is to provide and describe the context, policies and objectives underlying compensation for our NEOs, as detailed in the tables and narratives following this section.

Our NEOs during fiscal 2015 were:

NEO	Role
Tony Aquila	Chairman of the Board, Chief Executive Officer (“CEO”) and President. Mr. Aquila founded Solera in 2005.
Renato Giger	Chief Financial Officer (“CFO”), Treasurer and Assistant Secretary. In addition to his role as CFO, Mr. Giger is the Regional Managing Director for Germany, Italy and Austria. Mr. Giger has been employed by Solera and its predecessor companies for more than twenty years.
Jason Brady	Senior Vice President, General Counsel and Secretary. Mr. Brady also serves as our Head of Corporate Development. Mr. Brady joined the Company in 2008.

Abilio Gonzalez was our Senior Vice President, Global Human Resources, until September 2014. In fiscal 2015, we paid Mr. Gonzalez his pro rata base salary, which base salary was established by the Compensation Committee for fiscal 2014 and was not changed for fiscal 2015. The balance of Mr. Gonzalez’s executive compensation set forth in the Summary Compensation Table was paid to him pursuant to the executive employment agreement between Mr. Gonzalez and us, dated September 7, 2012, in connection with the conclusion of his employment.

Executive Summary

Fiscal 2015 Results

Our financial, operating and strategic results in fiscal 2015 improved upon our fiscal 2014 results, as evidenced by the following:

•	On a constant currency[1] basis, we grew revenue approximately 22.6% versus fiscal 2014 revenue.

•	On a constant currency basis, we increased Adjusted EBITDA by 19.4% over comparable fiscal 2014 results.

[1]	We measure constant currency, or the effects on our results that are attributable to changes in foreign currency exchange rates, by measuring the incremental difference between translating the fiscal 2014 and the fiscal 2015 results at the monthly average rates for the same period from the prior fiscal year.

•	We continued the execution of our disciplined acquisition and integration strategy to strengthen and expand our product and service offerings through the application of our leverage, diversify and disrupt acquisition principles. In fiscal 2015, we executed the following acquisitions:

Acquired Company/Assets	Business Description	Acquisition Category

Claims related business of the Sherwood Group	A leading provider of innovative exchanges, settlement platforms, and data analytics focused on the insurance industry in the United Kingdom, including car rental billing services and pet insurance claims	Diversify

Insurance & Services Division of Pittsburgh Glass Works, LLC	A leading provider of software and business management tools, third-party claims administration, first notice of loss and network management services to the U.S. auto and property repair industries, specializing in glass claims	Leverage

CAP Automotive	A leading provider of real-time, high-accuracy valuations and specifications for new and used vehicles in the United Kingdom	Diversify

IBS Automotive, s.r.o	A leading provider of vehicle valuation data in the Czech Republic and Slovakia	Diversify

Service Dynamics, Inc	A U.S. provider of service appointment scheduling, service work flow automation, service operations and internal and external communication solutions for franchised automotive dealerships	Diversify

CIMA Systems, Inc.[2]	A U.S. provider of customer marketing solutions for franchised automotive dealerships	Diversify

DMEa automotive, LLC	A leading provider of data driven customer retention and marketing solutions for the U.S. retail automotive and aftermarket repair industry	Diversify

Subsequent to the end of fiscal 2015, but prior to the date of this annual report, we executed the following acquisitions:

Acquired Company/Assets	Business Description	Acquisition Category
Service Repair Solutions, Inc. (“Identifix”)[3]	A leading provider in the U.S. service, maintenance and repair market with proprietary databases and workflow solutions, marketed as Identifix	Diversify

Autodata B.V.	A leading provider of vehicle valuation, inventory management and workflow software for automotive dealers and leasing companies in the Netherlands	Leverage

•	We also provided our stockholders with a 15.4% increase in the annualized dividend in fiscal 2015 versus our annualized dividend paid in fiscal 2014.

2014 Say-On-Pay/Shareholder Feedback

Each year, we carefully consider the results of our stockholder say-on-pay vote from the preceding year. In 2014, approximately 51% of the votes cast supported our executive compensation decisions. We interpreted the results of our 2014 vote as a signal to continue our ongoing dialogue with stockholders to help us understand perspectives on compensation and share our rationale and approach to compensating our NEOs. The Compensation Committee’s fiscal 2015 compensation decisions centered on motivating

[2]	Acquisition of substantially all operating assets.
[3]	Acquisition of the remaining 50% interests in Identifix.

Mr. Aquila, as well as Mr. Giger and Mr. Brady (together, the “Other NEOs”) to stay focused on the long-term transformation of Solera and the achievement of Mission 2020 – the Company’s goal of achieving $2 billion in revenue and $840 million in Adjusted EBITDA by June 30, 2020 (“Mission 2020”) – in the face of dislocation between the Company’s operational performance achievements and the value of the Company’s stock.

2015 Executive Compensation Summary

The table below sets forth the fiscal 2015 cash compensation for each NEO:

Cash Compensation Component	Tony Aquila	Renato Giger	Jason Brady
Base Salary	$900,000	$453,000	$421,000
Annual Business Incentive Plan (“ABIP”) Payment (1)	$2,080,500	$396,828	$737,592
Special Cash Award (2)	$12,600,000	$0	$0

(1)	The target ABIP bonus for each NEO (expressed as a percentage of each NEO’s base salary) is: 105.556% for Mr. Aquila; 80% for Mr. Giger; and 80% for Mr. Brady. After evaluating each NEO’s individual performance achievements in fiscal 2015, the Compensation Committee approved a maximum ABIP discretionary multiplier of 2.0 for each of Messrs. Aquila and Brady and an ABIP discretionary multiplier of 1.0 for Mr. Giger.
(2)	The Compensation Committee approved a special cash award for Mr. Aquila of (i) $2.6 million in November 2014 to recognize his outstanding performance during fiscal 2013 and fiscal 2014 and (ii) $10.0 million in August 2015 to recognize his outstanding performance during fiscal 2015.

The table below sets forth the fiscal 2015 equity compensation for each NEO:

Equity Compensation Component (Grant Date Target Value of Awards)	Tony Aquila	Renato Giger	Jason Brady
Special RSU Award (1)	$7,000,000	0	0
Other NEO Awards – PSUs (2)	0	$1,563,797	$995,149
Other NEO Awards – RSUs (2)	0	$781,899	$497,546
Other NEO Awards – Stock Options (2)	0	$781,899	$497,546

(1)	The Compensation Committee approved the special RSU award for Mr. Aquila in March 2015 to reward his contributions to the Company’s innovations and to incentivize the retention of his services through at least March 2018.
(2)	The Other NEO Awards (as defined herein), approved by the Compensation Committee in October 2014, represent the balance of long-term equity awards for Messrs. Giger and Brady associated with the achievement of the first phase (fiscal 2013 through fiscal 2017) of Mission 2020. The Compensation Committee approved initial portion of the Mission 2020 long-term equity awards for Messrs. Giger and Brady in March 2013 in the form of non-qualified stock options, 70% of which vest on a performance-based schedule and 30% of which vest on a time-based schedule (the “Mission 2020 Awards”).

Assessing Our Program and Applying Good Governance

Factors such as industry market practices and investor expectations provide important context and serve a critical role in influencing pay decisions — but ultimately, our business strategy and leadership objectives drive our compensation program. Our process enables us to assess both the quality of performance and leadership demonstrated by the NEOs as well as performance based on formulaic results.

Effectively managing business risks is also essential to achieving sustainable improvement in corporate value. Our executive compensation program includes the following features that promote effective compensation governance and alignment with stockholders:

•	The significant majority of total compensation is directly tied to equity and depends on the achievement of rigorous financial and strategic performance hurdles;

•	Our executive employment agreements are “double trigger” with respect to severance benefits and long term incentive award vesting upon a change in control;

•	We do not provide excise tax gross-ups in the event of change in control;

•	We do not provide supplemental pensions or extraordinary perquisites;

•	We have mandatory stock ownership guidelines, including a 6.0x salary guideline for the CEO.

•	Our NEOs are subject to a clawback policy; and

•	Our Compensation Committee engages its own independent compensation consultant.

What Guides Our Program

The Compensation Committee

The Compensation Committee, which is comprised solely of independent directors, establishes our compensation philosophy and is responsible for designing and evaluating our compensation programs for directors and senior executive officers, including the CEO, making recommendations to the Board and management regarding those programs, awarding incentive compensation to senior executive officers and administering other compensation programs as authorized by the Board. The Compensation Committee alone determines the salary and overall compensation of our CEO. When establishing the compensation of the Other NEOs, the Compensation Committee receives an evaluation of their performance along with compensation recommendations from the CEO, makes any appropriate adjustments, and approves their compensation.

Our Compensation Philosophy and Strategy

The Compensation Committee considers the following objectives and principles in its pay decisions:

•	Align the interests of our stockholders and NEOs by using a mix of compensation elements that support our missions and encourage achievement of our business goals, support short-term initiatives and drive long-term success;

•	Subject meaningful amounts of compensation to our stock price to ensure that the amount of compensation actually realized by NEOs rises or falls as our stockholders’ return rises or falls;

•	Provide compensation that is sufficiently competitive with companies with which we compete for executive talent to attract and retain high-quality executive officers;

•	Motivate NEOs to deliver results at or above our short- and long-term plan targets;

•	Pay appropriately for each NEO’s role, responsibilities, competencies and achievements, as well as for overall corporate results;

•	Link a significant portion of a NEO’s compensation to objective measures of corporate performance and individual or team development and achievement; and

•	Reinforce a culture of accountability and excellence.

Principal Elements of Compensation

Our compensation philosophy and strategy are supported by the following compensation elements:

Element	Form	Purpose

Base salary	Cash (Fixed)	To attract and retain executive talent and provide a fixed amount of compensation for their services during the year—Base salary generally reflects any NEO’s relative experience in his role and our expectations for their respective contributions to the growth of our Company. We consider their experience, skills, knowledge, past performance and responsibilities. Other factors considered include the complexity and scope of the NEO’s expanded role, ability to replace the NEO, the base salary at the NEO’s prior employer and market data on similar positions provided by our compensation consultant.

Annual cash incentives	Cash (Variable)	To provide an incentive to achieve annual corporate financial goals (revenue and Adjusted EBITDA), as well as individual objectives—Continuous execution against financial goals and individual objectives will result in creation of sustained stockholder value over time. The amount of the bonus is based upon both the satisfaction of certain pre-established financial criteria and achievement of individual objectives.

Long-term incentives	Equity (Variable)	To incentivize our NEOs to continue their significant contributions to both increasing the profitability and value of the Company over the long term—We use awards of stock options, performance share units and restricted stock units as the principal method of providing long-term incentive compensation under our 2008 Omnibus Incentive Plan (the “2008 Plan”).

We also provide post-termination benefits, including severance and retirement benefits, and limited additional executive benefits such as an annual perquisite allowance to our NEOs.

The Role of the Independent Consultant

The Compensation Committee has the authority to retain the services of outside advisors, experts and compensation and benefits consultants to provide input and advice in compensation matters. We select consultants on the basis of their ability to advise us on prevailing market trends and emerging best practices for executive pay program design, as well as to ensure our program is linked to our specific business strategy and aligns compensation outcomes with our performance. For fiscal 2015, the Compensation Committee utilized the services of Pearl Meyer & Partners (“PM&P”) as its independent compensation consulting firm. PM&P provided the Compensation Committee with advice on executive and general compensation matters, which included:

•	Development of the fiscal 2015 peer group;

•	Competitive benchmarking of executive and Board compensation;

•	Review of emerging market trends relating to compensation governance and incentive program design; and

•	The design and value of:

•	the CEO’s special cash awards;

•	the CEO’s special RSU award; and

•	the Other NEO Awards.

The Compensation Committee is solely responsible for the engagement of its independent compensation consultant. Without the prior consent of the Compensation Committee, PM&P will not provide any services for our management or any other services for our directors. Representatives from PM&P meet informally with the Compensation Committee Chairman and formally with the Compensation Committee during the Compensation Committee’s regular meetings, including from time to time in executive sessions without any members of management present.

The Role of Management

In carrying out its role of establishing our executive compensation philosophy and strategy and approving our compensation programs, the Compensation Committee solicits input and advice from several of our executive officers. As mentioned above, our CEO provides the Compensation Committee with feedback on the performance of the Other NEOs and makes compensation recommendations for the Other NEOs to the Compensation Committee for their approval. Our CEO and General Counsel frequently attend Compensation Committee meetings to provide their perspectives on competition in the industry, the needs of the business, information regarding our performance, and other information specific to their areas of responsibility. In addition, at the Compensation Committee’s direction, PM&P works with our members of management to obtain information necessary to make their own recommendations as well as to evaluate management’s recommendations.

Benchmarking

The Compensation Committee regularly assesses the competitiveness of executive compensation for each of our NEOs, which includes looking at the base salaries, annual incentives, total cash compensation, long-term incentives and total direct compensation (total cash compensation and long-term incentives) relative to a peer group of 21 companies, listed below, and from general industry surveys. The companies were chosen in June 2014 by the Compensation Committee, in consultation with PM&P, because of their similarities to us in terms of industry, size, product and service offerings or end markets served, and overlap with certain analyses performed by external stockholder advisory firms. They also are companies with which we compete or may compete for executive talent and that would reasonably be used by stockholders for comparisons of executive compensation and performance. The companies were chosen using objective size criteria, with revenue between approximately two-fifths and two times our revenue and market capitalization between one-third and three times our market capitalization at the time the group was chosen. The fiscal 2015 peer group companies are set forth below:

ANSYS	Concur Tech	Copart	DealerTrack
FactSet Research	Fair Isaac	IHS	Informatica
J Henry & Assoc	KAR Auction Services	MICROS Systems	MSCI
Parametric Tech	Pegasystems	Qlik Technologies	Quest Software
SS&C Technologies Holding	TIBCO Software	Total Systems Services	VeriSign
Verisk Analytics

We generally review the full range of data reported for similar positions at the companies within our peer group as a market reference when determining total direct compensation for our NEOs. We review this full range of data rather than narrowly focusing on a specific percentile level of pay because it provides us with additional context as to how market compensation levels vary for factors including company and position complexity, size and performance. Having this context better positions us to attract and retain executive talent and allows us to establish meaningful goals, while also recognizing individual differences in performance, experience and professional development. Importantly, we do not guarantee compensation at any specific percentile. Rather, we use the percentile range for guidance when results are consistent with our plans and goals. When our goals are not achieved, or an individual is new to or developing into his or her position, then compensation may be set, or delivered in the case of performance-contingent awards, at a relatively low percentile position relative to market. The Compensation Committee makes a distinction between the compensation opportunity (setting of base salary, annual cash incentive target amounts and long-term equity awards) and compensation delivered (the amounts actually earned). The compensation opportunity may benchmark above median levels reflecting individual qualifications and experience and position complexity, but the amount of compensation earned and/or realizable is designed to adjust with the results of our performance.

The Executive Compensation Program in Detail

Base Salary

The Compensation Committee typically reviews and determines base salary levels and potential changes annually within 90 days after the beginning of our fiscal year. In September 2014, the Compensation Committee approved new annual base salaries for all of the NEOs after considering both the increased scope and complexity of our business, each NEO’s experience and professional development and each NEO’s contributions to our performance:

NEO	Base Salary Before September 1, 2014	Base Salary Effective September 1, 2014	% Increase
Tony Aquila	$810,000	$900,000	11.1%
Renato Giger	$431,000	$453,000	5.1%
Jason Brady	$401,000	$421,000	5.0%

Annual Cash Incentives

How the ABIP Works

For fiscal 2015 and consistent with prior fiscal years, our NEOs participated in the ABIP. The financial metrics under the ABIP, which were based upon our Board-approved budget for fiscal 2015, were revenue and Adjusted EBITDA.

For purposes of the ABIP, Adjusted EBITDA represents our GAAP net income, excluding (i) interest expense, (ii) provision for income taxes, (iii) depreciation and amortization, (iv) stock-based compensation expense, (v) restructuring charges, asset impairments, and other costs associated with exit or disposal activities, (vi) other (income) expense, net, (vii) litigation-related expenses, (viii) acquisition-related costs and (ix) acquisition financial results. Acquisition financial results are the financial results from any business we acquired during the fiscal year with a purchase price greater than $200 million with the exception of our acquisition of the Insurance & Services Division of Pittsburgh Glass Works, LLC (“I&S”), the purchase price for which exceeded $200 million. We included the financial contributions of I&S in the revenue and Adjusted EBITDA ABIP calculations as the definitive transaction documents were signed in fiscal 2014 (May 2015) but the transaction closed early in fiscal 2015 (July 2015).

The ABIP financial metrics were established and the results were calculated using Budgeted FX Rates in effect for fiscal 2015. For purposes of the ABIP, Budgeted FX Rates are the currency exchange rates that were fixed by our Board at the end of fiscal 2014 in connection with review and approval of our fiscal 2015 budget.

We applied the Budgeted FX Rates for fiscal 2015 versus actual currency exchange rates during 2015 to reduce the effect of currency volatility, which is beyond our executives’ control, on our results. In removing such volatility, the financial results are more readily related or attributable to the actual operating performance of our NEOs.

ABIP Calculation Formula

Under the ABIP, the Compensation Committee established each NEO’s target bonus opportunity as a percentage of base salary. In fiscal 2015, the Compensation Committee adjusted the weighting for the financial goals to 50% revenue and 50% Adjusted EBITDA (from 40% revenue and 60% Adjusted EBITDA in fiscal 2014), consistent with the shifting priority to expand and grow revenue. The ABIP is formulaic and awards are determined as follows:

Bonus Target	x	(50% (Revenue Award Funded) + 50% (Adjusted EBITDA Award Funded))	x	Discretionary Multiplier

The range of the discretionary multiplier is 0 to 2.0. The discretionary multiplier provides a mechanism to adjust the bonus amount earned by the ABIP participants to recognize the strength or weakness of our financial results and stockholder value creation, as well as individual performance.

Revenue Goals and Funding

The table below sets forth: (i) a range of fiscal 2015 revenue levels (in millions) above and below the revenue goal of $1,180.4 million; (ii) the percentage of target achieved at the various revenue levels; and (iii) the corresponding funding percentage of the 50% weighted revenue portion of the fiscal 2015 ABIP formula.

Fiscal 2015 Revenue Goal ($mil)	% Revenue Goal Achieved	% Revenue Award Funded
$1,062.3	90%	50%
$1,121.4	95%	75%
$1,180.4	100%	100%
$1,239.4	105%	125%
$1,298.4	110%	150%

Adjusted EBITDA Goals and Funding

The table below sets forth: (i) a range of fiscal 2015 Adjusted EBITDA levels (in millions) above and below the Adjusted EBITDA goal of $472.0 million; (ii) the percentage of Adjusted EBITDA target achieved at various Adjusted EBITDA levels; and (iii) the corresponding funding percentage of the 50% weighted Adjusted EBITDA portion of the fiscal 2015 ABIP formula.

Fiscal 2015 Adjusted EBITDA Goal ($mil)	% Adjusted EBITDA Goal Achieved	% Adjusted EBITDA Goal Funded
$377.6	80%	50%
$424.8	90%	75%
$472.0	100%	100%
$495.6	105%	125%
$519.2	110%	150%

2015 ABIP Pay Outcomes

For fiscal 2015 and using 2015 Budgeted FX Rates, revenues were approximately $1,191.5 million and Adjusted EBITDA was approximately $485.5 million. On a constant currency basis, fiscal 2015 revenue and Adjusted EBITDA grew approximately 22.6% and 19.4% versus fiscal 2014 revenue and Adjusted EBITDA, respectively. The amounts awarded to the NEOs under the ABIP reflect: revenue achieved at 100.9% of target with the revenue award funded at 104.7% (50% weighting); Adjusted EBITDA achieved at 102.9% of target with the Adjusted EBITDA award funded at 114.3% (50% weighting); and weighted award funding before application of the discretionary multiplier of 109.5%. The table below reflects for each of the NEOs: (i) discretionary multiplier applied to his annual cash incentive payment and (ii) the total payout as a percentage of his target bonus amount for fiscal 2015:

NEO	Discretionary Multiplier	Total Payout as a % of Target
Tony Aquila	200%	219.1%
Renato Giger	100%	109.5%
Jason Brady	200%	219.1%

Application of the Discretionary Multiplier

For all of the NEOs, the Compensation Committee considered several factors in the application of the discretionary multiplier, particularly the Company’s above-plan financial results for fiscal 2015.

For Mr. Aquila, the Compensation Committee’s evaluation and decision to approve the maximum discretionary multiplier centered on the positive operating outcomes listed above, which were the result of Mr. Aquila’s strong and disciplined leadership, his overall responsibility for the Company’s performance and execution of pre-established strategic and operational goals in the areas of:

•	Leadership in the Company’s innovation efforts, which expands the Company’s total addressable market and types of customers it serves and diversifies the Company’s revenue sources, all of which increase the line of sight for the achievement of Mission 2020.

•	Strategic leadership in M&A through the selection and acquisition of businesses that can be linked to existing Solera businesses to expand Solera’s total addressable market and provide our customers with a horizontal solution comprised of our vertical products and services.

•	Leadership in investor relations through investor engagement and on-boarding new personnel to help our investors understand how we are transforming our business from primarily a provider of insurance motor claims processing solutions to a risk and physical asset management software provider to the automobile and property marketplace, including the property and casualty insurance industry.

•	Organizational change leadership through: the reorganization of corporate functions and key regional business operations; talent recruitment, on-boarding and professional development; and the design and execution of waste reduction initiatives.

•	Capital structure management, including the design and negotiation of currency and interest rate swap instruments.

For each of the Other NEOs, the Compensation Committee considered and accepted Mr. Aquila’s evaluation of each officer’s actual individual performance measured against the individual’s pre-established performance objectives and his recommendation with respect to the discretionary multiplier for each of the officers:

•	Mr. Giger: a target discretionary multiplier was recommended for Mr. Giger primarily in recognition of his contributions to the positive outcomes listed above as well as Mr. Giger’s achievements against his individual performance objectives relating to: our fiscal 2015 ROIC performance; and, in concert with Mr. Aquila, contributions to the investor relations and capital structure management efforts described above.

•	Mr. Brady: the maximum discretionary multiplier was recommended for Mr. Brady primarily in recognition of his contributions to the positive outcomes listed above as well as Mr. Brady’s achievements against his individual performance objectives relating to: Mr. Brady’s secondary role as Head of Corporate Development, including the execution of corporate development transactions and professional development among members of the corporate development team; Mr. Brady’s role in securing the enhancements to our capital structure described above; personnel enhancements in the legal group and corporate development team; leadership in assisting the Company’s innovation teams on intellectual property matters, including development and protection matters; and professional development in general and administrative functions outside of the legal and corporate development areas.

Based on the foregoing factors and evaluation, the Compensation Committee approved Mr. Aquila’s recommendation for discretionary multipliers for the other NEO’s set forth in the table above. The amount of the ABIP payments for fiscal 2015 are included in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table beginning on page 18 of this annual report.

Annual Long-Term Incentives

Mission 2020 Awards

In March 2013, we granted the Mission 2020 Awards to the NEOs. The Mission 2020 Awards are highly performance-contingent, multi-year non-qualified stock options for our NEOs as an economic incentive to obtain for the Company and our stockholders each NEO’s long-term commitment and continued substantial efforts and contributions to both increased profitability and stockholder value creation during the first phase of Mission 2020. Seventy percent of the Mission 2020 Awards are earned and vest only upon achievement of performance-based milestones (the “Performance-Based Awards”). Thirty percent of the Mission 2020 Awards vest on a time-based schedule (the “Time-Based Awards”).

As of June 30, 2015, none of the Performance-Based Awards have been earned, and one-third of the Time-Based Awards have vested. Upon the closing of the merger pursuant to the Agreement and Plan of Merger among entities affiliated with Vista Equity Partners and Solera, dated and announced on September 13, 2015 (the “Merger”), all of the Mission 2020 Awards will be canceled, and the NEOs will not receive any Merger consideration in connection with the Mission 2020 Awards as the exercise price per share ($58.33) exceeds the per share Merger consideration of $55.85 (the “Merger Consideration”).

CEO Special RSU Awards

In March 2015, the Compensation Committee approved a special restricted stock unit (“RSU”) award for Mr. Aquila with two components:

•	Innovation Award: rewards Mr. Aquila’s significant contributions to intellectual property, technology and product innovations that are critical to the Company’s achievement of Mission 2020.

•	Retention Award: recognizes the Compensation Committee’s belief that, given Mr. Aquila’s crucial skill sets, it is in the best interests of the Company’s stockholders to retain Mr. Aquila and to keep him motivated and engaged as he and his team continue to transform the Company’s business from primarily a provider of insurance motor claims processing solutions to a risk and physical asset management software provider to the automobile and property marketplace, including the P&C insurance industry. With respect to the Retention Award and with the benefit of hindsight at the time of the Retention Award was approved in March 2015, the Compensation Committee believes that the Mission 2020 Performance-Based Awards – a material component of Mr. Aquila’s long-term incentive compensation opportunity – were not likely to provide Mr. Aquila the value the Compensation Committee intended when they were approved in March 2013.

The special RSU awards have two components:

Component	# of RSUs	Vesting
Innovation Award	63,732	Fully vested on the date of grant.
Retention Award	63,732	Fully vests on March 9, 2018, subject to (i) Mr. Aquila’s continued services to the Company and (ii) to accelerated vesting upon Mr. Aquila’s death or disability and in accordance with his Executive Employment Agreement.

Other NEO Awards

On October 1, 2014, the Compensation Committee granted Messrs. Giger and Brady the Other NEO Award that represent the balance of their long-term equity awards associated with the achievement of the first phase Mission 2020. We refer to these awards herein as the “Other NEO Awards” and the Other Neo Awards consist of Performance Share Units (“PSUs”) (50% of the grant date value of the awards), RSUs (25% of the grant date value of the awards) and stock options (25% of the grant date value of the awards).

This mix of equity vehicles provides a balance between alignment with pre-determined performance objectives (via the PSUs), leverage and linkage to the Company’s share price (via the stock options) and retention (via the RSUs). In determining the mix of equity vehicles and establishing performance goals for the Other NEO Awards, the Compensation Committee considered the following objectives:

Objective	How Equity Instrument Supports the Objective
Successful execution relative to Mission 2020 objectives of revenue and Adjusted EBITDA growth	PSUs require achievement of robust revenue and Adjusted EBITDA targets over a three-year performance measurement period in order to vest.

Ongoing alignment of compensation with stockholder value creation	Stock options will only provide value if—and to the extent—that Solera’s share price grows from the date of grant.

Management continuity and retention	RSUs require service through specified dates in order to vest. The ultimate award value realized will also vary with share price on date of vest, providing additional alignment with stockholders.

A Closer Look at PSUs

PSUs are earned based on the Company’s performance measured against pre-established targets for Adjusted EBITDA and ROIC) during each of the three fiscal years ending June 30, 2017 (the “Measurement Period”).

•	Adjusted EBITDA represents our GAAP net income, excluding (i) interest expense, (ii) provision for income taxes, (iii) depreciation and amortization, (iv) stock-based compensation expense, (v) restructuring charges, asset impairments, and other costs associated with exit or disposal activities, (vi) other (income) expense, net, (vii) litigation-related expenses and (viii) acquisition-related costs. Adjusted EBITDA is used by us and our investors to compare our current operating results with corresponding prior periods as well as to the operating results of other companies in our industry. It provides valuable insight into our profitability exclusive of unusual adjustments and was as one of the performance hurdles as it has a strong correlation to profitable revenue growth and margin discipline, which are key drivers for stockholder value creation.

•	ROIC is defined as net operating profit after tax (“NOPAT”) divided by our average Invested Capital (as defined below). NOPAT is defined as Adjusted EBITDA multiplied by one less an assumed tax rate of 26%. “Invested Capital” is equal to the four-quarter average of total assets less accounts payable less cash less one half of capital expenditures. Contributions from acquired businesses will be phased into Invested Capital during a four-year period following the completion of the acquisition at a rate of 1/16 per calendar quarter. The Company will achieve this performance hurdle if ROIC achieved for the fiscal year is in excess of our weighted average cost of capital for such fiscal year plus a one percent premium. The Compensation Committee selected ROIC as the second performance hurdle recognizing that the profitable growth required to achieve the Adjusted EBITDA performance hurdles will require significant capital investments and further aligns compensation with our ability to provide returns on investments that both provide longer-term value creation and exceed our weighted average cost of capital plus a one percent premium

In relation to the Adjusted EBITDA performance hurdles for fiscal years 2015, 2016 and 2017 each of the annual Adjusted EBITDA performance hurdles for the PSUs (i) is greater on an absolute U.S. dollar basis and (ii) at target, continues to require strong and progressively-higher growth. The table below shows the target and maximum number of PSUs that can be earned each fiscal year during the Measurement Period:

NEO	Fiscal 2015		Fiscal 2016		Fiscal 2017		Total Measurement Period Opportunity
	Target	Maximum	Target	Maximum	Target	Maximum	Target	Maximum
Renato Giger	9,304	13,955	9,303	13,955	9,303	13,955	27,910	41,865
Jason Brady	5,921	8,881	5,920	8,800	5,920	8,880	17,761	26,641

Up to one-third of the total maximum number of PSUs set forth in the table above can be earned each fiscal year. If both ROIC and at least 80% of the pre-established Adjusted EBITDA target are achieved in a fiscal year, then the PSUs allocated to that fiscal year will be earned. The number of PSUs earned ranges from 50% (for Adjusted EBITDA performance at 80% of target) to 150% (for Adjusted EBITDA performance at 110% of target).

If ROIC is not achieved or if at least 80% of the Adjusted EBITDA target is not achieved in a particular fiscal year, then none of the PSUs for that year will be earned and all of those PSUs will be forfeited. After the end of the Measurement Period, 100% of the earned PSUs will vest.

Upon a Change in Control (as defined in the 2008 Plan) of the Company, 100% of the earned PSUs will vest and 100% of the unearned PSUs that have not been forfeited prior to the Change in Control will be deemed earned and will vest at target.

For fiscal 2015, our Adjusted EBITDA of approximately $455.1 million was 103.2% of our $441.0 million Adjusted EBITDA target, and our ROIC of 13.8% exceeded our ROIC target of 10.6%. Based on these achievements, Messrs. Giger and Brady earned 10,788 and 6,865 PSUs, respectively, representing a payout at 115.9% of target for fiscal 2015.

Stock Options and RSUs

The table below shows the number of stock options and RSUs that comprise the Other NEO Awards:

NEO	Stock Options	RSUs
Renato Giger	69,775	13,955
Jason Brady	44,402	8,880

The exercise price of the stock options is $56.03 per share. Accordingly, the NEOs will not receive any Merger consideration in connection with the Other Neo Award stock options as the exercise price per share exceeds the per share Merger Consideration.

CEO Special Cash Awards

In November 2014, the Compensation Committee granted Mr. Aquila a one-time special cash award of $2.6 million to recognize his outstanding performance and contributions during fiscal years 2013 and 2014. This award is specifically attributable to Mr. Aquila’s leadership in expanding Solera’s software platforms, which has in turn increased Solera’s reach into the households in advanced markets (North America and Western Europe), as evidenced by its increase in revenue per household from $2.73 on an annualized basis for the quarter ended March 31, 2013 (the first period on which Solera publicly reported revenue per household) to $3.363 on an annualized basis for the quarter ended June 30, 2014.

In August 2015, the Compensation Committee granted Mr. Aquila a one-time, special cash award of $10.0 million to recognize him for four key accomplishments during fiscal 2015 (or commenced prior to but completed shortly after the end of fiscal 2015), which accomplishments are above and beyond Mr. Aquila’s performance against his ABIP individual performance objectives. First, his critical role in negotiating a favorable purchase price and financing terms for the purchase from Welsh Carson Anderson & Stowe (“WCAS”) of its equity stake in Identifix. The purchase price equaled 2.25x WCAS’s invested capital in Identifix. This negotiated price was significantly lower than the contracted call option exercise price of 3.0x WCAS’s invested capital in Identifix set forth in the stockholders agreement between Solera and WCAS. Second, Mr. Aquila worked closely with the AutoPoint management team to expand its product innovations, enhance and upgrade its technology capabilities and dramatically improve its Adjusted EBITDA margin from a negative margin to a margin of approximately 26% as of June 30, 2015. Third, during fiscal year 2015, Mr. Aquila has been instrumental in assembling innovation teams and improving innovation processes. He has recruited new and current employees to join innovation and product development teams that are focused on delivering solutions that enable our customers to serve their customers in the digital age. Mr. Aquila and these teams have made progress on developing these solutions, which include Solera’s Digital Garage application. Fourth, Mr. Aquila played an integral role in certain customer and supplier developments during fiscal 2015 and fiscal 2016. These accomplishments provide the Company with the following benefits:

•	Accelerates the international expansion of the Identifix business, aiding the Company’s efforts to achieve Mission 2020;

•	The formation of the largest integrated customer relationship management solution for vehicle dealers in North America;

•	The expansion of the types of customers the Company serves; and

•	Enhancements to Solera’s ability to assist its customers with the retention of their customers.

Other Practices, Policies and Guidelines

Employment Agreements, Severance and Post-Termination Benefits

We provide post-termination benefits to our NEOs in accordance with their respective employment agreements. All cash severance payments for change-in-control are “double trigger,” requiring both a change-in-control and a qualifying termination event, and none of the officers have change-in-control excise tax gross-up protection.

We have entered into employment agreements with our NEOs to assist in attracting and retaining their services by affording them financial protection in the event of a termination without cause irrespective of whether the termination is in connection with a change of control, resignation for good reason in connection with a change of control, and, in the case of Mr. Aquila only, resignation for good reason irrespective of whether the termination is in connection with a change-in-control. Our long-term incentive plans, employment agreements, and in certain cases, our equity award agreements, provide change-in-control benefits to enable NEOs to have a balanced perspective in making overall business decisions in the context of a potential acquisition of the Company. Change-in-control benefits, structured appropriately, serve to minimize the distraction caused by a potential transaction and reduce the risk that our key talent would leave before a transaction closes.

Details of each individual NEO’s benefits, including the specific components of accelerated vesting and estimates of amounts payable in specified circumstances, are disclosed under “Potential Payments Upon Termination or Change in Control” beginning on page 23 of this annual report.

Retirement Benefits

We do not have any special executive retirement plans. We sponsor a tax-qualified employee savings and retirement plan, or 401(k) plan, which covers most employees in the United States who satisfy certain eligibility requirements relating to minimum age and length of service. We also contribute to social security and sponsor pension plans in various countries in which we have operations that cover most employees in these countries who satisfy certain eligibility requirements. In addition, Mr. Giger participates in a social security and pension plan available to most of our Swiss employees that enables him to save for retirement.

Annual Allowance

In fiscal 2015 and consistent with prior fiscal years, our CEO received an annual allowance of $50,000 and each of the Other NEOs received an annual allowance of $25,000 in lieu of any executive perquisites to cover items such as company automobiles, country club fees, payments for the cost of financial counseling services and health club memberships. All are viewed as benefits that assist with customer acquisition/retention or that increase each NEO’s health and working efficiency. The Compensation Committee approved the annual allowance in lieu of executive perquisites in order to control costs and to simplify administration. The Company does not make any tax gross-up payments in connection with the annual allowance.

Executive Benefits

In fiscal 2015 and consistent with fiscal 2014, we continued to provide certain executive benefits for our NEOs. The benefits include supplemental life and long-term disability insurance and annual physical exams. These benefits are intended to enhance the health and welfare of our named executive officers and recognize the potential physical toll related to managing our global operations. These are important business-related benefits as our NEOs spend a considerable amount of time traveling outside the United States, including less developed international locations where they may be more susceptible to illness.

Compensation Governance Policies

We use additional policies to ensure that our overall compensation structure is responsive to stockholder interests and competitive with the market.

Stock Ownership Guidelines

The Compensation Committee has approved and instituted stock ownership guidelines for senior executive officers. Beginning fiscal 2015, or in the case of executive officers hired after fiscal 2009, a period of five years from the employment start date, referred to as the Achievement Date, each senior executive officer listed below should beneficially own a number of shares of Solera common stock with a value listed below:

Employee	Multiple of Salary
CEO	6.0x
CFO	2.0x
CEO’s Direct Solera Reports and NEOs	1.5x

To the extent any senior executive officer does not own the guideline number of shares by the Achievement Date, such senior executive officer is required to hold 50% of his/her net after tax shares following a stock option exercise or settlement of a restricted stock unit until the guideline is achieved.

Messrs. Aquila, Giger and Brady are in compliance with our stock ownership guidelines.

No Hedging or Pledging of Solera Stock

Our policies prohibit our executive officers from engaging in any transaction involving a hedge or pledge of Solera securities or maintaining a margin account involving Solera securities.

Recoupment Policies (Clawbacks)

Our policies also provide that in the event we are required to restate our financial statements, we will seek reimbursement of excess incentive compensation to the extent required by the Sarbanes-Oxley Act of 2002 and any rules or regulations that may be issued under the so-called “Dodd-Frank” legislation. In general, the amount to be paid back to us will be based on revised incentives that match the formula payout under the revised results, with discretion to reduce the revised awards to reflect the results.

Tax and Accounting Considerations on Compensation

The financial reporting and income tax consequences to us of individual compensation elements are considerations for the Compensation Committee when it reviews compensation practices and makes compensation decisions. While structuring compensation programs that result in more favorable tax and financial reporting treatment is a general principle, the Compensation Committee balances these goals with other business needs that may be inconsistent with obtaining the most favorable tax and accounting treatment for each component of executive compensation.

Deductibility by Us

Under Section 162(m) of the Internal Revenue Code, we may not be able to claim a federal income tax deduction for compensation that is not performance-based (as defined in the Section 162(m) rules) paid to the CEO and the next three most highly compensated executive officers (other than the CFO) to the extent that any of these persons receives more than $1,000,000 in nonperformance-based compensation in any fiscal year. While the Compensation Committee considers our ability to deduct compensation amounts paid or to be paid to our executive officers in determining appropriate levels or manner of compensation, it has and may from time to time in the future approve amounts of compensation that are not, or may not be, fully deductible under Section 162(m).

Salaries, restricted stock unit awards which vest solely on the basis of time, and most perquisites and benefits paid to executive officers do not qualify as “performance-based” compensation under Section 162(m). Accordingly, a portion of these amounts of compensation may not be fully deductible (depending upon the value of our stock, and the amount of other nonperformance-based compensation an executive officer has during the year in which such amounts are paid). Our ABIP, stock options and our restricted stock unit awards to our NEOs are structured as performance-based for purposes of Section 162(m) and therefore should be deductible.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The information contained in the following report of Solera’s Compensation Committee is not considered to be “soliciting material,” “filed” or incorporated by reference in any past or future filing by Solera under the Exchange Act or the Securities Act of 1933 unless and only to the extent that Solera specifically incorporates it by reference.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included in this annual report with management and, based on that review and discussion, recommended to the Board that it be included in this annual report.

This report is submitted by the members of the Compensation Committee that served on the Compensation Committee during fiscal 2015 and that participated in the review, discussion and analysis with respect to the Compensation Discussion and Analysis included in this annual report.

Thomas A. Dattilo

Pat Campbell

Thomas C. Wajnert

Summary Compensation Table

The following table sets forth the compensation of our NEOs during the fiscal years ended June 30, 2015, 2014 and 2013.

Name and Principal Position	Fiscal Year Ended June 30,	Salary	Bonus (1)	Stock Awards (2)	Option Awards (2)	Non-Equity Incentive Plan Compensation (3)	All Other Compensation (4)	Total
Tony Aquila	2015	$890,769	$12,600,000	$6,756,867	$—	$2,080,500	$124,186	$22,452,322
Chairman, President, and	2014	796,154	—	—	—	1,895,400	91,180	2,782,734
Chief Executive Officer	2013	780,000	—	1,367,316	26,400,045	1,247,000	101,250	29,895,611

Renato Giger	2015	448,769	—	2,345,696	768,921	396,828	286,829	4,247,042
Chief Financial Officer,	2014	431,000	—	—	—	605,124	220,073	1,256,197
Treasurer, and Assistant	2013	426,961	—	693,501	6,004,555	516,877	219,940	7,861,834
Secretary

Abilio Gonzalez	2015	108,405	—	—	—	—	399,434	507,839
Senior Vice President,	2014	379,350	—	—	—	289,500	57,736	726,586
Global Human	2013	347,731	—	456,142	3,914,030	327,395	63,517	5,108,815
Resources (5)

Jason Brady	2015	417,154	—	1,492,695	489,310	737,592	88,060	3,224,811
Senior Vice President,	2014	388,115	—	—	—	703,755	56,669	1,148,539
General Counsel, and	2013	330,923	—	588,850	4,108,265	336,462	59,106	5,423,606
Secretary

(1)	The amount represents Special Cash Awards approved by the Compensation Committee of the Company in November 2014 of $2.6 million for Mr. Aquila’s performance and contributions during fiscal 2013 and 2014 and in August 2015 of $10 million recognizing Mr. Aquila’s contributions during fiscal 2015 above and beyond Mr. Aquila’s actual achievements measured against his ABIP performance objectives.
(2)	The amounts shown in the applicable column represent the aggregate grant date fair value of each restricted stock unit award (and PSU award for Messrs. Giger and Brady) granted during the fiscal year and represent the aggregate grant date fair value of each stock option award granted during the fiscal year in each case calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic No. 718, Compensation—Stock Compensation (FAS 123(R)) (“ASC Topic No. 718”). A discussion of the assumptions used in determining the grant date fair value and share-based compensation expense of these equity awards is set forth in Note 10 to the consolidated annual financial statements included in our 2015 Annual Report.
(3)	The amounts shown in this column represent annual management incentive bonuses earned in each fiscal year pursuant to our ABIP. All amounts were paid in the following fiscal year.
(4)	All Other Compensation for the fiscal year ended June 30, 2015 consists of the following:

All Other Compensation Items	Tony Aquila	Renato Giger	Abilio Gonzalez	Jason Brady
Medical, dental and vision insurance premiums paid by us	$17,613	$17,613	$18,621	$17,613
Life insurance premiums paid by us	13,649	12,377	1,306	8,355
Short- and long-term disability premiums paid by us	7,830	5,934	264	792
Company 401(k) and pension plan contributions	9,048	144,152	9,048	9,048

All Other Compensation Items	Tony Aquila	Renato Giger	Abilio Gonzalez	Jason Brady
Annual allowance	50,000	25,000	7,692	25,000
Cash dividends paid on unvested restricted stock units	24,046	38,021	—	25,252
Physical examinations paid by us	2,000	6,550	—	2,000
Tax return preparation fees paid by us	—	37,182	—	—
Other (6)	—	—	362,503	—
Total all other compensation	124,186	286,829	399,434	88,060

(5)	In September 2014, Abilio Gonzalez’s employment as Senior Vice President, Global Human Resources was concluded.
(6)	Reflects $33,413 for accrued and unused vacation paid at termination and $329,090 paid in connection to nineteen bi-weekly payments made under Mr. Gonzalez’s severance agreement in fiscal 2015. For further information on the Mr. Gonzalez’s severance agreement, please see “Severance Payments; Change of Control Benefits” beginning on page 22 of this annual report.

Grants of Plan-Based Awards

During fiscal 2015, we granted restricted stock units, options and performance units to our NEOs as noted in the following table. And each of our NEOs, except for Mr. Gonzalez, participated in our annual cash incentive plan for NEOs. The following table presents information regarding grants of plan-based awards to our NEOs during the fiscal year ended June 30, 2015.

		Estimated Future Payouts Under Non-Equity Incentive Plan (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (1)(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Tony Aquila	September 9, 2014 (6)	—	950,000	2,850,000	—	—	—	—		—		—	—
	March 29, 2015	—	—	—	—	—	—	127,464	(3)				6,756,867	(3)
Renato Giger	September 27, 2014 (6)	—	362,400	1,087,200	—	—	—	—		—		—	—
	October 1, 2014	—	—	—	13,955	27,910	41,865	—		—		—	1,563,797	(2)
	October 1, 2014	—	—	—	—	—	—	13,955	(4)	—		—	781,899	(4)
	October 1, 2014	—	—	—	—	—	—	—		69,775	(4)	56.03	768,921	(4)
Abilio Gonzalez (5)	—	—	—	—	—	—	—	—		—		—	—
Jason Brady	September 27, 2014 (6)	—	336,800	1,010,400	—	—	—	—		—		—	—
	October 1, 2014	—	—	—	8,881	17,761	26,641	—		—		—	995,149	(2)
	October 1, 2014	—	—	—	—	—	—	8,880	(4)	—		—	497,546	(4)
	October 1, 2014	—	—	—	—	—	—	—		44,402	(4)	56.03	489,310	(4)

(1)	For additional information with respect to the ABIP and PSU awards, please see “Compensation Discussion and Analysis” beginning on page 6 of this annual report.
(2)	Reflects the full grant date fair market value of the PSU award made October 1, 2014 calculated at Target level that vest after the end of the three-year period, if certain performance targets are met. Assumes a price per share of $56.03, which represents the closing price of our Common Stock as of the date of the grant. If the individual terminates, dies, or becomes disabled prior to the full vesting of such award, then the unearned and earned portions of the award will be forfeited. For additional information regarding treatment due to a Change of Control or termination by us, please see “Severance Payments; Change of Control Benefits” beginning on page 22 of this annual report.
(3)	On March 9, 2015, the Compensation Committee of the Company approved a special restricted stock unit award (the “Special RSU Award”) that consists of 127,464 units to Mr. Aquila under the 2008 Plan. Assumes a price per share of $53.01, which represents the closing price of our Common Stock as of the date of the grant. 50% of the Special RSU Award immediately vest on grant date and the remaining 50% vest on the third anniversary of the date of grant, or March 9, 2018. If Mr. Aquila terminates his employment for any reason prior to the full vesting of such award, then the unvested portion of such award will be subject to accelerated vesting in accordance with Mr. Aquila’s Executive Employment Agreement dated June 6, 2011. If Mr. Aquila dies or becomes disabled, then all shares of the restricted stock unit that are not then vested shall become vested as of the date of his death or of him becoming disabled. For additional information regarding treatment due to a Change of Control or termination by us, please see “Severance Payments; Change of Control Benefits” beginning on page 22 of this annual report.
(4)	On October 1, 2014, the Compensation Committee of the Company approved grants of 69,775 and 44,402 options, and 13,955 and 8,880 restricted stock units to Mr. Giger and Mr. Brady, respectively, under the 2008 Plan. The stock options grant assumes a fair value per share of $11.02 under the Black Scholes fair value model. The exercise price of each stock option is $56.03, which represents the closing price of our Common Stock as of the date of the grants. The restricted stock unit award assumes a price per share of $56.03, which represents the closing price of our Common Stock as of the date of the grants. The options and restricted stock units will vest 25% on September 30, 2015 and 6.25% on each December 31, March 31, June 30 and September 30, thereafter subject to continued service to the Company. The expiration date of the options is seven years from date of grant. If the individual terminates, dies, or becomes disabled prior to the full vesting of such award, the unvested portions of such awards will be forfeited. For additional information regarding treatment due to a Change of Control or termination by us, please see “Severance Payments; Change of Control Benefits” beginning on page 22 of this annual report.

(5)	Mr. Gonzalez resigned from the Company in September 2014 and therefore will not receive any payouts under the non-equity incentive plan. Further, he received no equity grants in the fiscal 2015.
(6)	Represents the date that the Compensation Committee approved the respective executive officer’s cash bonus target for fiscal 2015.

Outstanding Equity Awards at Fiscal Year-End

The table below sets forth certain information regarding the outstanding equity awards held by our NEOs as of June 30, 2015.

	Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested (1) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (1) ($)
Tony Aquila	67,626		—	(2)			25.79	May 1, 2018
	6,011		—	(2)			24.45	November 3, 2018
	242,469		—	(2)			31.15	October 1, 2016
	263,599		—	(2)			43.73	October 1, 2017
	178,013		11,868	(2)			57.71	September 1, 2018
	219,824		99,921	(2)			41.52	September 4, 2019
	128,847	(3)	257,693	(3)	901,928	(3)	58.33	March 29, 2020
									1,425	(2)	63,498
									11,135	(2)	496,176
									63,732	(2)	2,839,898
Renato Giger	7,091		—	(2)			36.01	December 1, 2016
	39,686		—	(2)			39.33	August 2, 2017
	33,931		2,263	(2)			57.71	September 1, 2018
	71,675		32,580	(2)			41.52	September 4, 2019
	27,608	(3)	55,214	(3)	193,250	(3)	58.33	March 29, 2020
	—		69,775	(4)			56.03	October 1, 2021
									423	(2)	18,849
									5,648	(2)	251,675
									13,955	(4)	621,835
												27,910	(6)	1,243,670
Abilio Gonzalez(5)
Jason Brady	29,000		—	(2)			24.03	January 2, 2018
	9,111		—	(2)			36.01	December 1, 2016
	19,285		—	(2)			39.33	August 2, 2017
	21,513		—	(2)			43.73	October 1, 2017
	5,255		—	(2)			60.45	July 1, 2018
	21,797		1,454	(2)			57.71	September 1, 2018
	60,860		27,664	(2)			41.52	September 4, 2019
	17,963	(3)	35,925	(3)	125,737	(3)	58.33	March 29, 2020
	—		44,402	(4)			56.03	October 1, 2021
									272	(2)	12,120
									4,795	(2)	213,665
									8,880	(4)	395,693
												17,761	(6)	791,430

(1)	The market value of restricted stock units and PSU awards that have not vested is based on the closing price of our common stock on the NYSE on June 30, 2015 ($44.56 per share).
(2)	The unvested equity awards in the table above vest 6.25% of the total number of units awarded on each September 30, December 31, March 31 and June 30 until fully vested.
(3)	Represents a special stock option award granted to each of the NEOs. 30% of the stock options vest in three, equal installments at the end of fiscal 2015, 2016 and 2017. 70% of the stock options vest in accordance with the achievement of specific performance criteria. The performance criteria are the Company’s Adjusted EBITDA and total shareholder return. The material terms of these special stock option awards are described in “Compensation Discussion and Analysis—Section III: The Executive Compensation Program In Detail—Long-Term Incentives” in our prior year annual proxy report and in Form 8-K dated October 3, 2014.
(4)	The unvested equity awards in the table above vest 25% on September 30, 2015 and 6.25% vest on each December 31, March 31, and June 30 and September 30 thereafter.
(5)	Mr. Gonzalez resigned from the Company in September 2014. As of June 30, 2015, he had no outstanding equity awards.
(6)	Reflects a PSU award grant awarded October 1, 2014. Up to one-third of the PSUs set forth in the table above can be earned each fiscal year. 100% of the earned PSUs will vest in 2017. Assumes 100% vesting of the award at a 100% Target level. The PSU award converts 1-for-1 into shares of our Common Stock upon vesting. For further information on the PSU awards, please see “Compensation Discussion and Analysis” beginning on page 6 of this annual report.

Stock Options Exercised and Restricted Stock Units Vested

The table below sets forth the number of restricted stock units held by our NEOs that vested during fiscal 2015 and information about exercises of stock option awards during fiscal 2015.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (1) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (2) ($)
Tony Aquila	—	—	80,214	4,228,217
Renato Giger	—	—	6,409	327,581
Abilio Gonzalez	77,073	647,943	5,610	314,818
Jason Brady	—	—	5,528	283,622

(1)	The value realized on exercise is based on the closing price of our common stock on the NYSE on the date of exercise less the exercise price of the option award.
(2)	The value realized on vesting is based on the prior day’s closing price of our common stock on the NYSE of the vesting date.

Severance Payments; Change of Control Benefits

We provide severance payments to our executive officers and change of control benefits for certain of our executive officers. The severance payments and change of control benefits, as applicable, are set forth in the following agreements:

•	Mr. Aquila: executive employment agreement dated June 6, 2011; equity award agreements relating to the stock options and restricted stock units granted to Mr. Aquila in fiscal 2008, fiscal 2009, fiscal 2010 and fiscal 2011 (the “Award Agreements”);

•	Mr. Giger: executive employment agreement dated September 4, 2012;

•	Mr. Brady: executive employment agreement dated September 4, 2012; and

•	Mr. Gonzalez: executive employment agreement dated September 4, 2012.

Severance Payments. Set forth below is a summary description of the severance benefits for each of the NEOs who is entitled to or has received a contractual severance benefit:

•	Mr. Aquila: if Mr. Aquila’s employment is terminated by us without “cause” or is terminated by Mr. Aquila for “good reason”, then he is entitled to receive (i) salary continuation equal to three times his then-applicable annual base salary payable over eighteen months, (ii) with respect to long-term incentive awards subject to time-based vesting, immediate vesting of the number of awards that are scheduled to vest during the twelve months immediately following the employment termination date, (iii) with respect to performance share unit awards, accelerated vesting as provided in the performance share unit award grant agreement and (iv) benefits continuation for a period of eighteen months.

•	Messrs. Giger, and Brady, or the Other NEOs: if the employment of any of the Other NEOs is terminated by us without “cause”, then he is entitled to receive (i) salary continuation equal to one times the sum of his base salary and annual target bonus payable over eighteen months, (ii) with respect to long-term incentive awards subject to time-based vesting, immediate vesting of the number of awards that are scheduled to vest during the twelve months immediately following the employment termination date, (iii) with respect to performance share unit awards, accelerated vesting as provided in the performance share unit award grant agreement and (iv) benefits continuation for a period of eighteen months.

•	Mr. Gonzalez: in connection with Mr. Gonzalez’s separation from us, pursuant to the terms of his existing executive employment and conditioned upon Mr. Gonzalez’s general release and waiver of claims and covenant not to sue in favor of us, Mr. Gonzalez is entitled to receive the following payments and benefits: (i) cash payments in the aggregate amount of $675,500, less applicable withholding taxes and other deductions, paid to Mr. Gonzalez over thirty-nine bi-weekly pay periods and representing an amount equal to twelve months of Mr. Gonzalez’s annual base salary, plus an amount equal to Mr. Gonzalez’s 75% target annual cash bonus opportunity; (ii) accelerated vesting of 41,297 stock options and 4,127 restricted stock units; and (iii) in the event Mr. Gonzalez timely elects health care continuation coverage under COBRA, reimbursement of the COBRA premiums for Mr. Gonzalez and his dependents for the shorter of eighteen months following Mr. Gonzalez’s separation date or the date he becomes eligible for health care coverage under the health care plans of another employer.

“Cause” and “good reason” are more fully described below under “Potential Payments upon Termination or Change in Control” beginning on page 23 of this annual report.

Change of Control Arrangements. Set forth below is a summary description of the change of control arrangements set forth in our long-term incentive plans and for each of the NEOs:

Our 2007 Long-Term Equity Incentive Plan (the “2007 Plan”) and our 2008 Plan do not provide for automatic acceleration of vesting in the event of a change in control of our Company. To the extent outstanding awards are assumed or continued in connection with the change in control, no acceleration of vesting will occur. If the outstanding awards are not assumed or continued, then, with respect to awards under the 2008 Plan, all unvested stock options and restricted stock units granted pursuant to the plan will immediately vest in connection with a change in control (as defined in the plan) if the successor company does not assume the plan stock option and restricted stock unit awards or grant substitute awards to the holders of plan stock option and restricted stock unit awards. The vesting of unvested stock options and restricted stock units granted pursuant to the 2007 Plan will be determined based on the terms of the specific change of control transaction. Awards subject to performance-based vesting will only vest to the extent provided in the particular award.

In accordance with the terms of Mr. Aquila’s Award Agreements, the equity awards are subject to accelerated vesting as follows: in the event of a change of control of Solera, all of the unvested equity awards will immediately vest if (i) the acquirer fails to assume the equity awards or issue an equivalent replacement award for the equity awards, or (ii) within twenty-four months immediately following a change of control, Mr. Aquila’s employment by or services to us are terminated without “cause” (as defined below) or Mr. Aquila resigns for “good reason” (as defined below). In accordance with the terms of Mr. Aquila’s executive employment agreement, if Mr. Aquila’s employment is terminated by the Company or the acquirer without “cause” or is terminated by Mr. Aquila for “good reason” within 24 months following a change of control, then he is entitled to receive (i) salary continuation equal to two times his then-applicable annual base salary and an amount equal to two times his then-applicable annual target bonus opportunity payable over eighteen months, (ii) with respect to long-term incentive awards subject to time-based vesting, immediate vesting of the 100% of the awards, (iii) with respect to performance share unit awards, accelerated vesting as provided in the performance share unit award grant agreement and (iv) benefits continuation for a period of eighteen months. For purposes of Mr. Aquila’s change of control arrangements, the definition of change of control is identical to the definition of change of control set forth in our 2007 Plan and 2008 Plan.

In accordance with the terms of the executive employment agreement for each of the Other NEOs, if his employment is terminated by the Company or the acquirer without “cause” or is terminated by him for “good reason” within 24 months following a change of control, then he is entitled to receive (i) salary continuation equal to 1.5 times his then-applicable annual base salary and an amount equal to 1.5 times his then-applicable annual target bonus opportunity payable over eighteen months, (ii) with respect to long-term incentive awards subject to time-based vesting, immediate vesting of the 100% of the awards, (iii) with respect to performance share unit awards, accelerated vesting as provided in the performance share unit award grant agreement and (iv) benefits continuation for a period of eighteen months. For purposes of each of the Other NEOs’ change of control arrangements, the definition of change of control is identical to the definition of change of control set forth in our 2007 Plan and 2008 Plan.

The special stock option awards granted to each of the NEOs on March 29, 2013 that consist of Performance-Based Awards and Time-Based Awards will vest upon or following a change of control under certain circumstances. In the event of a change of control of the Company, the Performance-Based Awards will vest as follows: (i) if the actual total shareholder return as defined in the award agreement of the Company’s common stock measured from the date of grant through the consummation date of the change in control equals or exceeds 67%, then all of the unvested Performance-Based Awards (other than those that have been previously forfeited) (the “Unvested Performance-Based Awards”) will vest upon the consummation of the change in control; or (ii) if the actual total shareholder return of the Company’s common stock measured from the date of grant through the consummation date of the change in control is greater than 0% but less than 67%, then the Unvested Performance-Based Awards will vest upon the consummation of the change in control at the rate of 1.5% for each whole percentage point of total shareholder return. If a change of control of the Company occurs before June 30, 2017, the Time-Based Awards will vest as follows: (i) if the Time-Based Awards are not assumed or substituted for in an economically equivalent manner by the acquirer, then the Time-Based Awards will vest upon the consummation of the change in control; or (ii) if the Time-Based Awards are assumed or substituted for in an economically equivalent manner by the acquirer and the NEO’s employment is terminated without cause or for good reason within 24 months following the change in control, then the Time-Based Awards will vest immediately following such termination.

Upon a Change in Control (as defined in the 2008 Plan) of the Company, 100% of the earned Other Neo Award PSUs will vest and 100% of the unearned Other NEO Award PSUs that have not been forfeited prior to the Change in Control will be deemed earned and will vest at target.

Potential Payments upon Termination or Change in Control

The following table sets forth the benefits that would arise upon certain terminations of employment or a change in control under the terms of (1) Mr. Aquila’s executive employment agreement and the restricted stock unit grant agreements and stock option agreements relating to the equity awards granted to Mr. Aquila since fiscal 2008, or the Award Agreements and (2) the executive employment agreement for each of the Other NEOs. The table assumes that (i) the termination and/or change in control occurred on June 30, 2015 and (ii) in connection with a change in control, the acquiring company assumed or granted substitute awards for all of Solera’s outstanding equity awards granted pursuant to Solera’s 2007 Plan or 2008 Plan. The table reflects all amounts rounded to the nearest one thousand dollars.

Name	Benefit	Termination without Cause or for Good Reason (1)		After Change in Control— Termination without Cause or for Good Reason (1)		Change in Control		Voluntary Termination	Death or Disability
Named Executive Officers

Tony Aquila	Severance payments	$2,700,000	(2)	$3,700,000	(3)	$—		$—	$—

	Accelerated vesting of restricted stock units and stock options	703,000	(2)	3,844,000	(4)	—		—	2,840,000	(5)

Renato Giger	Severance payments	815,000	(6)	1,223,000	(7)	—		—	—

	Accelerated vesting of restricted stock units and stock options	571,000	(6)	2,258,000	(8)	—		—	—

	Accelerated vesting of performance share unit award	—		—		1,244,000	(9)	—	—

Jason Brady	Severance payments	758,000	(6)	1,137,000	(7)	—		—	—

	Accelerated vesting of restricted stock units and stock options	423,000	(6)	1,519,000	(8)	—		—	—

	Accelerated vesting of performance share unit award	—		—		791,000	(9)	—	—

(1)	Cause is generally defined as (A) the conviction or plea of no contest of a felony or a crime involving moral turpitude or the commission of any other act or omission involving dishonesty or fraud with respect to our Company or any of our subsidiaries or any of our or our subsidiaries’ customers or suppliers, (B) substantial and repeated failure to perform duties, (C) gross negligence or willful misconduct with respect to our Company or any of our subsidiaries, (D) conduct tending to bring our Company or any of our subsidiaries into substantial public disgrace or disrepute or (E) any breach of the confidentiality provision, non-solicitation provisions or non-competition provisions of the executive’s employment agreement. Good reason is generally defined as (X) a reduction in base salary of more than 5%, (Y) a material diminution in titles or duties, or (Z) a change in the location of our Company’s principal office by more than 25 miles.
(2)	If Mr. Aquila’s employment is terminated by us without “cause” or is terminated by Mr. Aquila for “good reason”, then he is entitled to receive (i) salary continuation equal to three times his then-applicable annual base salary payable over eighteen months and (ii) with respect to long-term incentive awards subject to time-based vesting, immediate vesting of the number of awards that are scheduled to vest during the twelve months immediately following the employment termination date.
(3)	If Mr. Aquila’s employment is terminated by the Company or the acquirer without “cause” or is terminated by Mr. Aquila for “good reason” within 24 months following a change in control, then he is entitled to receive salary continuation equal to two times his then-applicable annual base salary and an amount equal to two times his then-applicable annual target bonus opportunity payable over eighteen months.
(4)	If Mr. Aquila’s employment is terminated by the Company or the acquirer without “cause” or is terminated by Mr. Aquila for “good reason” within 24 months following a change in control, then all of the unvested restricted stock units and/or stock options held by Mr. Aquila will immediately vest in full. The value of such restricted stock units and stock options as set forth in the table above is based upon the price of our common stock reported on the NYSE as of June 30, 2015 (less, in the case of stock options, the exercise price).
(5)	Mr. Aquila’s restricted stock unit award granted on March 9, 2015 provides that 100% of the unvested award will vest upon termination due to death or Disability (as defined in his Executive Employment Agreement dated June 6, 2011) if not already vested as of March 9, 2018. The value of such restricted stock units as set forth in the table above is based upon the price of our common stock reported on the NYSE as of June 30, 2015.
(6)	If any of the Other NEOs’ employment is terminated by us without “cause”, then he is entitled to receive (i) salary continuation equal to one times the sum of his base salary and annual target bonus payable over eighteen months and (ii) with respect to long-term incentive awards subject to time-based vesting, immediate vesting of the number of awards that are scheduled to vest during the twelve months immediately following the employment termination date.
(7)	If any of the Other NEOs’ employment is terminated by the Company or the acquirer without “cause” or is terminated by him for “good reason” within 24 months following a change in control, then he is entitled to receive salary continuation equal to 1.5 times his then-applicable annual base salary and an amount equal to 1.5 times his then-applicable annual target bonus opportunity payable over eighteen months.
(8)	If any of the Other NEOs’ employment is terminated by the Company or the acquirer without “cause” or is terminated by him for “good reason” within 24 months following a change in control, then all of the unvested restricted stock units and/or stock options held by him will immediately vest in full. The value of such restricted stock units and stock options as set forth in the table above is based upon the price of our common stock reported on the NYSE as of June 30, 2015 (less, in the case of stock options, the exercise price).
(9)	The performance share unit awards granted to Messrs. Giger and Brady on October 1, 2014 provide that, upon a change in control, 100% of the earned performance share units will vest and 100% of the unearned performance share units that have not been forfeited prior to the Change in Control will be deemed earned and will vest. As of June 30, 2015, 100% of the PSUs were unearned. The value of such performance share units as set forth in the table above reflect 100% of the unearned performance share units at target based upon the price of our common stock reported on the NYSE as of June 30, 2015.

Compensation of Directors

All of our non-employee directors receive equity awards and annual cash retainers. The cash retainers are paid on a quarterly basis. The annual retainers are set forth below:

Annual Fees (1)
Board member	$65,000
Lead Independent Director	$75,000
Audit Committee Chair	$42,500
Audit Committee member	$17,500
Compensation Committee Chair	$40,000
Compensation Committee member	$15,000
Nominating and Corporate Governance Committee Chair	$30,000
Nominating and Corporate Governance Committee member	$10,000

(1)	Standing committee chairperson retainer includes the chairperson’s member retainer; chairperson does not receive a separate member retainer.

In addition to the annual retainers, each non-employee director receives a per-meeting fee of $1,000 for each meeting of the Board and each standing committee that the director is a member of after the first eight meetings of each corporate body in a fiscal year.

Each new non-employee director elected or appointed to our Board is automatically granted an initial restricted stock unit award to cover a number of shares of our common stock determined by dividing (A) $450,000 by (B) the fair market value of a share of our common stock on the date of grant, with the number of shares rounded down to the nearest whole share. $225,000 of the initial restricted stock unit awards vest in equal quarterly installments during the first twelve months following the date of grant. The remaining $225,000 of the initial restricted stock unit awards vest in equal annual installments on each of the first, second and third anniversaries of the date of grant.

Each non-employee director who is re-elected to our Board automatically receives a restricted stock unit award, as of the date of the annual meeting, to cover a number of shares of our common stock determined by dividing (A) $225,000 by (B) the fair market value of a share of our common stock on the date of the annual meeting, with the number of shares rounded down to the nearest whole share. These annual restricted stock unit awards vest in equal quarterly installments during the first twelve months following the date of grant.

For each of the automatic restricted stock unit awards, all unvested awards immediately vest upon (i) death or disability of the director, (ii) separation from the Board (for any reason other than through voluntary resignation before the next succeeding annual meeting) and (iii) a change of control. Each non-employee director may elect to defer receipt of the shares issued upon the settlement of the vested restricted stock units until the earliest of the following to occur: (i) five years from the date of grant; (ii) separation from the Board (for any reason) and (iii) a change of control. Disability is as defined in our equity incentive plans. For purposes of the restricted stock unit awards, a change of control is as defined in our equity incentive plans. Each director may make an irrevocable, annual election to receive restricted stock units in lieu of the director’s annual cash fee as a Board member on a dollar-for-dollar basis.

Immediately following the 2014 annual meeting, we granted each non-employee member of our Board 4,131 restricted stock units during the fiscal 2015. Each of these grants was an annual grant under the non-employee director compensation policy described above.

The Board has stock ownership guidelines for our non-employee directors. The guidelines provide that, after a period of five years of service as a director, each non-employee director should hold our equity securities with a value of at least five times such non-employee director’s annual Board member cash retainer. Our Board also has a policy prohibiting hedging or pledging of our securities. Our policy prohibits our directors from engaging in any transaction involving a hedge or pledge of our securities or maintaining a margin account involving our securities.

The following table summarizes the compensation of our current and former directors in fiscal 2015:

Name (2)	Fees Earned or Paid in Cash	Stock Awards (1)	Total
Stuart J. Yarbrough	$146,473	$225,000	$371,473
Arthur F. Kingsbury	117,500	225,000	342,500
Kenneth A. Viellieu (2)	29,589	—	29,589
Thomas C. Wajnert	112,000	225,000	337,000
Thomas A. Dattilo	117,000	225,000	342,000
Dr. Kurt J. Lauk	92,500	225,000	317,500

Name (2)	Fees Earned or Paid in Cash	Stock Awards (1)	Total
Michael E. Lehman (3)	59,729	675,000	734,729
Patrick D. Campbell (3)	58,161	675,000	733,161

(1)	Represents the approximate grant date fair value of each individual equity award as calculated in accordance with ASC Topic No. 718.
(2)	Mr. Viellieu resigned as a member of our Board in November 2014.
(3)	Messrs. Lehman and Campbell joined the Board on October 1, 2014.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee is or has been an officer or employee of the Company, and none of our executive officers served on the compensation committee or board of directors of any entity that employed any member of our Compensation Committee or Board. There are, and during fiscal 2015 there were, no interlocking relationship between any of our executive officers and the Compensation Committee, on the one hand, and the executive officers and compensation committee of any other companies, on the other hand.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

For certain information relating to our equity compensation plans, please see Item 5 of Part II of the Original Filing.

The following table sets forth information known to us regarding beneficial ownership of our common stock, as of October 13, 2015, by each person known by us to own more than 5% of our common stock, each director and each of the NEOs identified in the Summary Compensation Table and by all of our directors and NEOs as a group (eight persons). The table lists the number of shares and percentage of shares beneficially owned based on 67,240,897 shares of common stock outstanding as of October 13, 2015, including (1) shares for which options will vest or will be exercisable within 60 days of October 13, 2015 and (2) shares underlying restricted stock units that may vest and deliver shares within 60 days of the October 13, 2015. Information in the table is derived from Securities and Exchange Commission filings made by such persons on Schedule 13F, Schedule 13G and/or under Section 16(a) of the Exchange Act, as amended, and other information received by us. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned
	Number	Percent
Stockholders owning 5% or more:
Janus Capital Management LLC (1)	6,580,657	9.8%
TimesSquare Capital Management, LLC (2)	4,825,357	7.2%
The Vanguard Group (3)	4,523,033	6.7%
BlackRock Institutional Trust Company, NA (4)	4,248,661	6.3%
Directors, Named Executive Officers:
Tony Aquila (5)	1,538,499	2.2%
Renato Giger (6)	257,456	*
Jason Brady (7)	225,985	*
Stuart J. Yarbrough (8)(9)(10)	36,375	*
Arthur F. Kingsbury (8)	27,242	*
Thomas C. Wajnert (8)(10)	10,946	*
Thomas A. Dattilo (8)(10)	11,893	*
Dr. Kurt J. Lauk (8)	10,836	*
Patrick D. Campbell (8)(10)	5,106	*
Michael E. Lehman (8)(10)	5,106	*
All directors and executive officers as a group (ten persons) (10)(11)	2,129,444	3.1%

*	Less than 1%
(1)	The address for Janus Capital Management LLC is 151 Detroit Street, Denver, Colorado, 80206.
(2)	The address for TimesSquare Capital Management, LLC is 1177 Avenue of the Americas, 39th Floor, New York, New York, 10036.
(3)	The address for The Vanguard Group is 100 Vanguard Boulevard, Malvern, PA. 19355.
(4)	The address for BlackRock Institutional Trust Company, NA is 40 East 52nd Street, New York, New York, 10022.

(5)	Includes options to purchase 1,138,241 shares of common stock that are exercisable and 0 restricted stock units that will vest within 60 days of October 13, 2015.
(6)	Includes options to purchase 206,213 shares of common stock that are exercisable and 0 restricted stock units that will vest within 60 days of October 13, 2015.
(7)	Includes options to purchase 202,871 shares of common stock that are exercisable and 0 restricted stock units that will vest within 60 days of October 13, 2015.
(8)	Includes 0 restricted stock units that will vest within 60 days of October 13, 2015.
(9)	Includes 16,450 shares of common stock held by the Stuart J. Yarbrough Family Trust UAD January 20, 2012. Mr. Yarbrough does not exercise any voting or investment control over the shares of common stock held by the Stuart J. Yarbrough Family Trust UAD January 20, 2012
(10)	Includes the following number of deferred share units, which we refer to as “DSUs”, for the benefit of the following directors: Mr. Yarbrough (15,748); Mr. Wajnert (3,779); Mr. Dattilo (11,893); Mr. Campbell (5,106); and Mr. Lehman (5,106). All of these DSUs are fully vested, but are subject to a deferral condition previously elected by each director, which deferral condition shall lapse as set forth in the application DSU award agreement. Although such DSUs are not “beneficially owned”, as defined under applicable SEC rules, and the holder has no right to vote the DSUs, we believe that the inclusion of such DSUs gives our stockholders important information regarding the security holdings of our directors.
(11)	Includes options to purchase 1,547,325 shares of common stock that are exercisable and 0 restricted stock units that will vest within 60 days of October 13, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions Policy and Procedure

Our legal and finance departments are primarily responsible for developing and implementing processes and controls to obtain information from our directors, executive officers and significant stockholders regarding related party transactions and then determining, based on the facts and circumstances, whether we or a related-party has a direct or indirect material interest in our transactions. In accordance with our Conflict of Interest and Code of Conduct Policy, our Nominating and Corporate Governance Committee is responsible for the review, approval or ratification of “related-person transactions” between us or our subsidiaries and related persons. In accordance with our Audit Committee Charter, our Audit Committee is responsible for monitoring “related-person transactions” approved or ratified by our Nominating and Corporate Governance Committee. “Related person” refers to a person or entity that is, or at any point since the beginning of the previous fiscal year was, a director, officer, nominee for director, or 5% stockholder of us, or the immediate family members of such a person or entity. We do not have a written policy regarding the approval of related party transactions, but the Nominating and Corporate Governance Committee will apply its review procedures to potential related-person transactions as a part of its standard operating procedures. In the course of their duties in reviewing, approving, ratifying and monitoring a related-party transaction, our Nominating and Corporate Governance Committee and Audit Committee, as appropriate, will consider:

•	the nature of the related party’s interest in the transaction;

•	the material terms of the transaction, including, the amount involved and type of transaction;

•	the importance of the transaction to the related party and to us;

•	whether the transaction would impair the judgment of a director or executive officer to act in our best interest and the best interest of our stockholders; and

•	any other matters our Nominating and Corporate Governance Committee or Audit Committee deems appropriate.

Any member of our Nominating and Corporate Governance Committee or Audit Committee who is a related person with respect to a transaction under review may not participate in the deliberations or vote on the approval or ratification of the transaction. However, such a director may be counted in determining the presence of a quorum at a meeting of our Nominating and Corporate Governance Committee or Audit Committee at which the transaction is considered. Except as set forth below (Agreements Relating to Our Use of Aquila Guest Ranch Facilities and Innovation Center Lease Agreement), since July 1, 2013, we have not been a party to, and we have no plans to be a party to, any transaction or series of similar transactions in which the amount involved exceeded or will exceed $120,000 and in which any current director, executive officer, holder of more than 5% of our capital stock, or any member of the immediate family of any of the foregoing, had or will have a direct or indirect material interest, other than in connection with the transactions described below.

Indemnification Agreements

As permitted by the Delaware General Corporation Law, our Amended and Restated Certificate of Incorporation includes provisions that authorize and require us to indemnify our officers and directors to the full extent permitted under Delaware law, subject to limited exceptions. We have also entered into indemnification agreements with each of our directors and NEOs.

Employment Agreements with NEOs Officers

We have entered into employment agreements with our NEOs. These agreements are described in greater detail under the captions “Compensation Discussion and Analysis” beginning on page 6 of this annual report, “Potential Payments Upon a Termination or Change of Control and Severance Benefits” beginning on page 23 of this annual report and “Severance Payments; Change of Control Benefits” beginning on page 22 of this annual report.

Agreements Relating to Our Use of Aquila Guest Ranch Facilities

Aquila Guest Ranch, LLC (“AGR”), an entity owned by the family of Mr. Aquila, owns a working guest ranch in Wyoming (the “Wyoming ranch”). Mr. Aquila and AGR have supported our development by hosting numerous events at the Wyoming ranch and, at AGR’s expense, renovating several facilities on the premises. The Wyoming ranch has been used for various Solera-related purposes, including: functions intended to foster client, partner and vendor relations as well as business and corporate development; global employee training and team building; management retreats; and employee excellence awards.

Prior to February 11, 2013, we used the Wyoming ranch without charge. The Nominating and Corporate Governance Committee has determined that our use of the Wyoming ranch in the past and going forward has been and is beneficial to our business. On February 11, 2013, the Nominating and Corporate Governance Committee approved entering into a Facilities Use Agreement and an Indemnification Agreement between us and AGR, which agreements govern our use of the Wyoming ranch.

Under the Facilities Use Agreement, we paid AGR a fixed annual fee of $140,000 (the “Fee”) for use of the Wyoming ranch during calendar year 2013. The fee was determined by multiplying the estimated daily operating costs of the Wyoming ranch by an assumed number of days that we will use the Wyoming ranch, which use is based on our historical and expected future use. In approving the amount of the fee, the Nominating and Corporate Governance Committee and the independent members of the Board considered the rates charged by comparable third-party facilities in the vicinity of the Wyoming ranch and determined that the Fee is lower than the amounts we would pay for the use of such comparable facilities.

The Facilities Use Agreement automatically renews on an annual basis unless either party provides the other party 30 days written notice of termination. Under the Facilities Use Agreement, we are also obligated to pay out-of-pocket costs incurred in connection with, and replenish expendable goods used as a result of, our use of the Wyoming ranch. The Indemnification Agreement provides that we will indemnify AGR and certain other indemnitees for any claims, demands, causes of action and damages that may arise out of our use of the Wyoming ranch.

In accordance with the Audit Committee’s charter, the Audit Committee will periodically, and at least annually, review our use of the ranch, the Fee, the Facilities Use Agreement and the Indemnification Agreement.

On December 26, 2013, we entered into an amendment to the Facilities Use Agreement with AGR and Chaparral Lane Investment, LLC (“Roanoke Owner”), an entity owned by our Mr. Aquila and his family, to (i) add an additional facility in Roanoke, Texas (the “Innovation Center”) to the Facilities Use Agreement and (ii) increase the fixed annual fee to $170,000 in exchange for our use during calendar year 2014 of the Wyoming ranch. This fee increase is due to increased operating expenses of the Wyoming ranch and an increase in the number of days during which we use the Wyoming ranch

On December 31, 2014, the Nominating and Corporate Governance Committee approved an amendment to the Facilities Use Agreement to: (i) increase the fixed annual fee paid by the Company to AGR for the Company’s use of the Wyoming ranch to $272,250; and (ii) provide for a true-up payment by the Company to the AGR to the extent that the Company’s actual use of the Wyoming ranch during a calendar year exceeds the assumed use for that calendar year, which assumed use was a basis for the fixed annual fee. Consistent with the methodology applied in prior calendar years to determine the fixed annual fee, the fee applicable for calendar year 2015 was determined by multiplying the estimated daily operating costs of the Wyoming ranch by an assumed number of days that the Company will use the Wyoming ranch during calendar year 2015, which use is based on historical and expected future use. The true-up payment paid by the Company to AGR for calendar year 2014 was $63,270.

Concurrent with the execution of the Lease Agreement (as defined below), the parties to the Facilities Use Agreement executed an amendment to the Facilities Use Agreement removing all of the parties’ going forward rights and obligations relating to the Innovation Center.

Innovation Center Lease Agreement

On April 7, 2015, the Company and Roanoke Owner entered into a lease agreement (the “Lease Agreement”) whereby the Company leases from Roanoke Owner the Innovation Center.

The Company uses the Innovation Center for various Company purposes, including: research and development; global employee meetings, training and team building; and functions intended to foster client, partner and vendor relations as well as business and corporate development. The Company has been using the Innovation Center since 2013 pursuant to the terms of the Facilities Use Agreement. Pursuant to the terms of the Facilities Use Agreement, the Company is the primary user of the Innovation Center and it does not pay any fees for such use.

Roanoke Owner and the Company have collaborated on the development of the Innovation Center, creating a unique property that is custom-tailored to the Company’s use of the Innovation Center, including product and technology innovation efforts. The Company believes that the outputs generated from its use of the Innovation Center have contributed and will continue to contribute to the Company’s achievement of Mission 2020. Through the Roanoke Owner, Mr. Aquila has invested approximately $1.5 million in the Innovation Center, including payment of the purchase price for the property, and the Company has invested approximately $4.5 million in the Innovation Center, primarily for property improvements. All of the Company’s investments to date in the Innovation Center have been made in accordance with the Facilities Use Agreement. In accordance with the Innovation Center development plans, the Company estimates that it will invest an additional $2.0 million to complete the improvements to the Innovation Center.

To provide the Company with continued, exclusive, long-term rights to use the Innovation Center and to protect the Company’s investment in the improvements to the Innovation Center, the Nominating and Corporate Governance Committee approved the Lease Agreement on April 1, 2015. The material terms of the Lease Agreement were previously disclosed in a Current Report on Form 8-K filed by the Company on April 7, 2015.

Director Independence

Certain rules of the New York Stock Exchange require that a majority of the members of the Board be “independent directors,” that the Audit Committee of the Board comprise only “independent directors” and that a majority of the members of each of the Compensation Committee and the Nominating and Corporate Governance Committee of the Board be “independent directors,” in each case, as defined under the NYSE Listed Company Manual.

Based upon the information submitted by each director, and following the recommendation of the Nominating and Corporate Governance Committee, the Board has determined that directors Arthur F. Kingsbury, Thomas C. Wajnert, Stuart J. Yarbrough, Thomas A. Dattilo, Dr. Kurt J. Lauk, Michael E. Lehman and Patrick D. Campbell have no relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and each is an “independent director” as defined in Section 303A.02 of the NYSE Listed Company Manual and Rule 10A-3 promulgated under the Exchange Act. In determining the independence of our directors, the Board has adopted independence standards that mirror exactly the criteria specified by applicable laws and regulations of the SEC and the NYSE.

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional services rendered by Deloitte & Touche LLP for the fiscal years ended June 30, 2015 and 2014:

	Fiscal Year Ended
Fee Category	June 30, 2015	June 30, 2014
Audit Fees	$4,882,000	$4,342,000
Audit-Related Fees	482,000	509,000
Tax Fees	305,000	1,041,000
All Other Fees	—	—

Total Fees	$5,669,000	$5,892,000

Audit Fees: Includes the audit of our consolidated financial statements included in our annual report on Form 10-K, review of our condensed consolidated financial statements included in our Form 10-Q quarterly reports, audit of our internal control over financial reporting and the statutory audits required by non-U.S. jurisdictions.

Audit-Related Fees: Consists of fees billed for services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include services in connection with our filings with the SEC and the offering circulars related to our issuances of senior unsecured notes.

Tax Fees: Consists of fees for professional services performed by Deloitte & Touche LLP with respect to tax compliance, tax advice and tax planning. Tax compliance, tax advice and tax planning include preparation of original and amended tax returns, refund claims, tax payment planning and tax audit assistance.

All audit, audit-related and tax services performed by Deloitte & Touche LLP in fiscal 2015 were pre-approved by the Audit Committee of our Board in accordance with the Audit Committee’s pre-approval policy, which concluded that the provision of such services by Deloitte & Touche LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

Pursuant to the Audit Committee charter, the Audit Committee must approve all audit engagement fees and other significant compensation to be paid to the independent auditor and the terms of such engagement. The Audit Committee’s charter provides that individual engagements must be separately approved, and the Audit Committee must pre-approve any non-audit services to be provided to us by the independent auditor. The Audit Committee must also specifically approve any audit-related services, tax services or other permitted services if total fees for such services would exceed $50,000, and management will notify the Audit Committee if the aggregate service costs for pre-approved services exceeds $200,000 in any fiscal year. The Audit Committee is authorized to delegate to one or more of its members pre-approval authority with respect to permitted services.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this Annual Report

(1) Exhibits:

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to Solera Holdings, Inc.’s Form S-1/A filed with the SEC on May 9, 2007).

3.2*	Amended and Restated By-laws of the Registrant (filed as Exhibit 3.1 to Solera Holdings, Inc.’s Form 8-K filed with the SEC on September 16, 2015).

4.1*	Specimen Common Stock Certificate (filed as Exhibit 4.1 to Solera Holdings, Inc.’s Form S-1/A filed with the SEC on May 9, 2007).

4.2*	Indenture, dated as of July 2, 2013, among Audatex North America, Inc., Solera Holdings, Inc., the other guarantors party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Solera Holdings, Inc.’s Form 8-K filed with the SEC on July 9, 2013).

4.3*	Form of 6.000% Senior Note due 2021 (included as Exhibit A to Exhibit 4.2).

4.4*	Indenture, dated as of April 13, 2012, among Audatex North America, Inc., Solera Holdings, Inc., the other guarantors named therein and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Solera Holdings, Inc.’s Form 8-K filed with the SEC on April 16, 2012).

4.5*	Supplemental Indenture, dated as of November 5, 2013, supplementing the Indenture, dated as of July 2, 2013, among Audatex North America, Inc., Solera Holdings, Inc., the other guarantors named therein and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Solera Holdings, Inc.’s Form 8-K filed with the SEC on November 5, 2013).

4.6*	Indenture, dated as of November 5, 2013, among Audatex North America, Inc., Solera Holdings, Inc., the other guarantors named therein and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to Solera Holdings, Inc.’s Form 8-K filed with the SEC on November 5, 2013).

4.7*	Supplemental Indenture, dated as of June 2, 2014, supplementing the Indenture, dated as of July 2, 2013, among Audatex North America, Inc., Solera Holdings, Inc., the other guarantors named therein and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Solera Holdings, Inc.’s Form 8-K filed with the SEC on June 2, 2014).

4.8*	Third Supplemental Indenture, dated as of November 12, 2014, supplementing the Indenture, dated as of July 2, 2013, among Audatex North America, Inc., Solera Holdings, Inc., the other guarantors named therein and U.S. Bank National Association, as trustee. (filed as Exhibit 4.1 to Solera’s Form 8-K with the SEC on November 17, 2014).

4.9*	First Supplemental Indenture, dated as of November 12, 2014, supplementing the Indenture, dated as of November 5, 2013, among Audatex North America, Inc., Solera Holdings, Inc., the other guarantors named therein and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to Solera’s Form 8-K with the SEC on November 17, 2014).

4.10*	Fourth Supplemental Indenture, dated as of November 17, 2014, supplementing the Indenture, dated as of July 2, 2013, among Audatex North America, Inc., Solera Holdings, Inc., the other guarantors named therein and U.S. Bank National Association, as trustee (filed as Exhibit 4.3 to Solera’s Form 8-K with the SEC on November 17, 2014).

4.11*	Second Supplemental Indenture, dated as of November 17, 2014, supplementing the Indenture, dated as of November 5, 2013, among Audatex North America, Inc., Solera Holdings, Inc., the other guarantors named therein and U.S. Bank National Association, as trustee (filed as Exhibit 4.4 to Solera’s Form 8-K with the SEC on November 17, 2014).

10.1*#	Solera Holdings, Inc. 2007 Long-Term Equity Incentive Plan (filed as Exhibit 10.5 to Solera Holdings, Inc.’s Form S-1/A filed with the SEC on May 9, 2007).

10.2*#	Form of Option Agreement issued under 2007 Long-Term Equity Incentive Plan (filed as Exhibit 10.6 to Solera Holdings, Inc.’s Form S-1/A filed with the SEC on April 30, 2007).

10.3*#	Solera Holdings, Inc. 2007 Employee Stock Purchase Plan (filed as Exhibit 10.8 to Solera Holdings, Inc.’s Form S-1/A filed with the SEC on May 9, 2007).

10.4*#	Form of Restricted Stock Unit Grant Agreement, 2008 Omnibus Incentive Plan (filed as Exhibit 10.1 to Solera Holdings, Inc.’s Form 10-Q filed with the SEC on November 4, 2010).

10.5*#	Form of Stock Option Agreement, 2008 Omnibus Incentive Plan (filed as Exhibit 10.2 to Solera Holdings, Inc.’s Form 10-Q filed with the SEC on November 4, 2010).

10.6*#	Non-Employee Director Compensation Program (filed as Exhibit 10.1 to Solera Holdings, Inc.’s Form 10-Q filed with the SEC on February 8, 2011).

10.7*#	Executive Employment Agreement, dated June 6, 2011, between Solera Holdings, Inc. and Tony Aquila (filed as Exhibit 10.21 to Solera Holdings, Inc.’s Form 10-K filed with the SEC on August 26, 2011).

10.8*#	Form of Performance Share Unit Grant Agreement, 2008 Omnibus Incentive Plan (filed as Exhibit 99.1 to Solera Holdings, Inc.’s Form 8-K filed with the SEC on September 21, 2011).

10.9*	Facilities Use Agreement and Indemnification Agreement between Solera Holdings, Inc. and Aquila Family Ventures LLC, dated February 12, 2013 (filed as Exhibit 10.1 to Solera Holdings, Inc.’s Form 10-Q filed with the SEC on May 9, 2013).

10.10*#	Form of Stock Option Agreement with Time-Based Vesting entered into between Solera Holdings, Inc. and certain of its named executive officers in March 2013 (filed as Exhibit 10.2 to Solera Holdings, Inc.’s Form 10-Q filed with the SEC on May 9, 2013).

10.11*#	Form of Stock Option Agreement with Performance-Based Vesting entered into between Solera Holdings, Inc. and certain of its named executive officers in March 2013 (filed as Exhibit 10.3 to Solera Holdings, Inc.’s Form 10-Q filed with the SEC on May 9, 2013).

10.12*#	Executive Employment Agreement between Solera Holdings, Inc. and Renato Giger effective September 2012 (filed as Exhibit 10.1 to Solera Holdings, Inc.’s Form 10-Q filed with the SEC on November 6, 2012).

10.13*#	Executive Employment Agreement between Solera Holdings, Inc. and Jason Brady effective September 2012 (filed as Exhibit 10.3 to Solera Holdings, Inc.’s Form 10-Q filed with the SEC on November 6, 2012).

10.14*#	Solera Holdings, Inc. 2008 Omnibus Incentive Plan (filed as Appendix A to Solera Holdings, Inc.’s Definitive Proxy Statement filed with the SEC on October 4, 2013).

10.15*	Amendment to Facilities Use Agreement, dated December 26, 2013, by and between Aquila Family Ventures LLC, Chaparral Lane Investment, LLC and Solera Holdings, Inc. (filed as Exhibit 10.4 to Solera Holdings, Inc.’s Form 10-Q filed with the SEC on February 10, 2014).

10.16*#	Form of Indemnity Agreement (filed as Exhibit 10.1 to Solera Holding, Inc.’s Form 10-Q filed with the SEC on May 8, 2014).

10.17*	Purchase and Sale Agreement, dated May 10, 2014, by and among LYNX Services, L.L.C., GTS Services, LLC, Pittsburgh Glass Works, LLC, Claims Services Group, Inc., and solely for purposes set forth therein, Solera Holdings, Inc. (filed as Exhibit 10.28 to Solera Holdings, Inc.’s Form 10-K filed with the SEC on August 29, 2014).

10.18*	Amendment No. 1 to Purchase and Sale Agreement, dated May 10, 2014, by and among LYNX Services, L.L.C., GTS Services, LLC, Pittsburgh Glass Works, LLC, Claims Services Group, Inc., and solely for purposes set forth therein, Solera Holdings, Inc. (filed as Exhibit 10.28 to Solera Holdings, Inc.’s Form 10-K filed with the SEC on August 29, 2014).

10.19*	Second Amendment to the Facilities Use Agreement, dated December 31, 2014, by and among Aquila Family Ventures, LLC, Chaparral Lane Investment, LLC and Solera Holdings, Inc. (filed as Exhibit 10.1 to Solera Holdings, Inc.’s Form 10-Q filed with the SEC on February 9, 2015).

10.20*	Sale and Purchase Agreement, dated November 20, 2014, by and among CAP Group S.a.r.l, Montagu IV, LP, Montagu IV(B) LP, Montagu IV (non-U.S.) LP, Montagu IV (U.S.) LP, HPI Holding Limited, and certain other individuals set forth therein (filed as Exhibit 10.2 to Solera Holdings, Inc.’s Form 10-Q filed with the SEC on February 9, 2015).

10.21*	Warranty Deed, dated November 20, 2014, by and among HPI Holding Limited and certain individuals set forth therein (filed as Exhibit 10.3 to Solera Holdings, Inc.’s Form 10-Q filed with the SEC on February 9, 2015).

10.22*	Credit and Guaranty Agreement, dated as of June 2, 2015, by and among Audatex North America, Inc., Solera Holdings, Inc., the guarantors named therein, the lenders named therein and Goldman Sachs Bank USA , as Administrative Agent. (filed as Exhibit 10.22 to Solera Holdings, Inc.’s Form 10-K filed with the SEC on August 31, 2015).

10.23*	Third Amendment to Facilities Use Agreement, dated as of April 7, 2015, by and among Aquila Family Ventures, LLC, Chaparral Lane Investment, LLC and Solera Holdings, Inc. (filed as Exhibit 10.23 to Solera Holdings, Inc.’s Form 10-K filed with the SEC on August 31, 2015).

10.24*	Lease Agreement dated April 7, 2015, between Chaparral Lane Investments, LLC and Solera Holdings, Inc. (filed as Exhibit 10.24 to Solera Holdings, Inc.’s Form 10-K filed with the SEC on August 31, 2015).

14.1	Code of Ethics for Senior Financial Employees.

14.2	Code of Conduct.

21.1*	List of subsidiaries of the Registrant (filed as Exhibit 21.1 to Solera Holdings, Inc.’s Form 10-K filed with the SEC on August 31, 2015).

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm (filed as Exhibit 23.1 to Solera Holdings, Inc.’s Form 10-K filed with the SEC on August 31, 2015).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act (filed as Exhibit 31.1 to Solera Holdings, Inc.’s Form 10-K filed with the SEC on August 31, 2015).

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act (filed as Exhibit 31.2 to Solera Holdings, Inc.’s Form 10-K filed with the SEC on August 31, 2015).

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act (with respect to Amendment No. 1 to the Form 10-K).

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act (with respect to Amendment No. 1 to the Form 10-K).

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.1 to Solera Holdings, Inc.’s Form 10-K filed with the SEC on August 31, 2015).

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.2 to Solera Holdings, Inc.’s Form 10-K filed with the SEC on August 31, 2015).

101.INS+*	XBRL Instance Document (filed as Exhibit 101.INS to Solera Holdings, Inc.’s Form 10-K filed with the SEC on August 31, 2015).

101.SCH+*	XBRL Taxonomy Extension Schema Document (filed as Exhibit 101.SCH to Solera Holdings, Inc.’s Form 10-K filed with the SEC on August 31, 2015).

101.CAL+*	XBRL Taxonomy Extension Calculation Linkbase Document (filed as Exhibit 101.CAL to Solera Holdings, Inc.’s Form 10-K filed with the SEC on August 31, 2015).

101.DEF+*	XBRL Taxonomy Extension Definition Linkbase Document (filed as Exhibit 101.DEF to Solera Holdings, Inc.’s Form 10-K filed with the SEC on August 31, 2015).

101.LAB+*	XBRL Taxonomy Extension Label Linkbase Document (filed as Exhibit 101.LAB to Solera Holdings, Inc.’s Form 10-K filed with the SEC on August 31, 2015).

101.PRE+*	XBRL Taxonomy Extension Presentation Linkbase Document (filed as Exhibit 101.PRE to Solera Holdings, Inc.’s Form 10-K filed with the SEC on August 31, 2015).

*	Incorporated by reference.
#	Management contract or compensatory plan or arrangement.
+	These exhibits are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we incorporate them by reference.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 28, 2015

SOLERA HOLDINGS, INC.

/s/ Tony Aquila
By: Tony Aquila
Its: Chief Executive Officer