Form 10-Q
period 2015-09-30
SOLERA HOLDINGS, INC
filed 2015-11-09
CIK 1324245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

The number of shares outstanding of the issuer’s common stock as of November 2, 2015 was 67,242,980.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SOLERA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	September 30, 2015	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$494,880	$479,592
Accounts receivable, net of allowance for doubtful accounts of $5,591 and $6,114 at September 30, 2015 and June 30, 2015, respectively	160,463	156,955
Other receivables	29,118	21,234
Other current assets	51,299	53,597
Deferred income tax assets	9,585	12,878
Total current assets	745,345	724,256
Property and equipment, net	88,279	93,391
Goodwill	1,959,980	1,950,408
Intangible assets, net	864,179	898,500
Other noncurrent assets	79,577	70,330
Noncurrent deferred income tax assets	17,311	15,745
Total assets	$3,754,671	$3,752,630
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,521	$44,239
Accrued expenses and other current liabilities	283,319	266,861
Income taxes payable	24,320	16,263
Deferred income tax liabilities	13,785	9,077
Total current liabilities	366,945	336,440
Long-term debt	3,126,454	2,481,828
Other noncurrent liabilities	107,367	73,799
Noncurrent deferred income tax liabilities	164,698	176,316
Total liabilities	3,765,464	3,068,383
Redeemable noncontrolling interests	85,700	445,552
Stockholders’ equity:
Solera Holdings, Inc. stockholders’ equity:
Common shares, $0.01 par value: 150,000 shares authorized; 67,088 and 66,985 issued and outstanding as of September 30, 2015 and June 30, 2015, respectively	331,759	579,602
Accumulated deficit	(255,430)	(173,305)
Accumulated other comprehensive loss	(184,385)	(178,474)
Total Solera Holdings, Inc. stockholders’ equity (deficit)	(108,056)	227,823
Noncontrolling interests	11,563	10,872
Total stockholders’ equity (deficit)	(96,493)	238,695
Total liabilities and stockholders’ equity	$3,754,671	$3,752,630
See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2015	2014
Revenues	$313,322	$280,083
Cost of revenues:
Operating expenses	88,787	68,532
Systems development and programming costs	28,374	25,901
Total cost of revenues (excluding depreciation and amortization)	117,161	94,433
Selling, general and administrative expenses (1)	92,977	81,877
Depreciation and amortization	44,505	37,998
Restructuring charges, asset impairments, and other costs associated with exit and disposal activities	1,173	2,258
Acquisition and related costs	28,017	11,352
Interest expense	44,679	27,632
Other expense, net	39,830	462
	368,342	256,012
Income (loss) before provision for income taxes	(55,020)	24,071
Income tax provision	9,289	7,499
Net income (loss)	(64,309)	16,572
Less: Net income attributable to noncontrolling interests	2,560	4,208
Net income (loss) attributable to Solera Holdings, Inc.	$(66,869)	$12,364
Net income (loss) attributable to Solera Holdings, Inc. per common share:
Basic	$(1.00)	$0.18
Diluted	$(1.00)	$0.18
Weighted-average shares used in the calculation of net income (loss) attributable to Solera Holdings, Inc. per common share:
Basic	67,033	68,521
Diluted	67,033	69,037
(1) Includes share-based compensation expense of $8.0 million and $10.1 million for the three months ended September 30, 2015 and 2014, respectively.

See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2015	2014
Net income (loss)	$(64,309)	$16,572
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax benefit of $1,626 and $858, respectively	(5,562)	(67,412)
Unrealized gain (loss) on derivative financial instruments:
Unrealized gains (losses) on derivative financial instruments, net of tax benefit (expense) of $577 and $12,758, respectively	(486)	12,008
Amounts reclassified out of accumulated other comprehensive income (loss), net of income tax benefit (expense) of $(753) and $(10,754), respectively	864	(10,485)
Net change in unrealized gain on derivative financial instruments, net of tax	378	1,523
Total other comprehensive loss	(5,184)	(65,889)
Total comprehensive loss	(69,493)	(49,317)
Comprehensive income (loss) attributable to noncontrolling interests	3,287	(2,309)
Comprehensive loss attributable to Solera Holdings, Inc.	$(72,780)	$(47,008)

See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(64,309)	$16,572
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	44,505	37,998
Provision for doubtful accounts	848	934
Share-based compensation expense	8,004	10,104
Deferred income tax expense (benefit)	(1,482)	413
Change in fair value of derivative financial instruments	1,617	(10,472)
Loss on extinguishment of debt	1,055	—
Other	(59)	587
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Increase in accounts receivable	(6,236)	(5,172)
Increase in other assets	(23,949)	(118)
Increase in accounts payable	1,341	7,717
Increase in accrued expenses and other liabilities	56,014	5,132
Net cash provided by operating activities	17,349	63,695
Cash flows from investing activities:
Capital expenditures	(6,268)	(10,902)
Acquisitions and capitalization of intangible assets	(7,518)	(9,731)
Acquisitions of businesses, net of cash acquired	(4,720)	(306,504)
Increase in restricted cash	(1,180)	(351)
Net cash used in investing activities	(19,686)	(327,488)
Cash flows from financing activities:
Proceeds from debt issuance, net of payments of debt issuance costs	842,538	—
Payment of contingent purchase consideration	(1,376)	(15,531)
Acquisition of additional shares in majority-owned subsidiary	(619,822)	—
Principal payments on financed asset acquisitions	(36)	(43)
Repayments of long-term debt	(200,000)	—
Cash dividends paid on common shares and participating securities	(15,256)	(13,490)
Repurchases of common stock	—	(30,306)
Proceeds from stock purchase plan and exercise of stock options	1,527	810
Net cash (used in) provided by financing activities	7,575	(58,560)
Effect of foreign currency exchange rate changes on cash and cash equivalents	10,050	(14,441)
Net change in cash and cash equivalents	15,288	(336,794)
Cash and cash equivalents, beginning of period	479,592	837,751
Cash and cash equivalents, end of period	$494,880	$500,957
Supplemental cash flow information:
Cash paid for interest	$331	$—
Cash paid for income taxes	$10,714	$6,382
Supplemental disclosure of non-cash investing and financing activities:
Capital assets financed	$147	$1,373
Accrued contingent purchase consideration	$1,759	$11,946

See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies

Description of Business

Solera Holdings, Inc. and subsidiaries (the “Company”, “Solera”, “we”, “us” or “our”) is a leading provider of risk and asset management software and services to the automotive and property marketplace, including the global property and casualty ("P&C") insurance industry. In addition to our global-leading position in collision repair and our U.S. based mechanical repair presence, we provide data driven productivity and decision support solutions to other aspects of vehicle ownership such as vehicle validation, driver violation monitoring, vehicle salvage and electronic titling. We are also expanding our core competencies of data, software and connectivity from the auto to the home. We are active in over 75 countries across six continents.

Through our acquisition of the Insurance and Services Division of Pittsburgh Glass Works LLC (“I&S”) in July 2014, we also provide software and business management tools, third-party claims administration, first notice of loss and network management services to the U.S. auto and property repair industries, specializing in glass claims. In addition, through our acquisition of CAP Automotive ("CAP") in November 2014, we provide valuation data and specification data for new and used vehicles in the United Kingdom. In July 2015, we completed the acquisition of the remaining ownership interest of Service Repair Solutions, Inc. ("SRS") from Welsh, Carson, Anderson & Stowe ("WCAS"). This acquisition enables Solera to strengthen its service maintenance and repair ("SMR") business and expand our footprint in the global automotive industry.

Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), and therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated financial statements for the periods presented reflect all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the fiscal year ended June 30, 2015, included in our Annual Report on Form 10-K filed with the SEC on August 31, 2015. Our operating results for the three month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for any future periods.

Principles of Consolidation

The unaudited condensed consolidated financial statements include our accounts and those of our wholly-owned and majority-owned subsidiaries. Our consolidated majority-owned subsidiaries include certain of our subsidiaries located in Belgium, France, Portugal, Spain and Mexico. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the accompanying consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from those estimates. The reported amounts of assets, liabilities, revenues and expenses are affected by estimates and assumptions which are used for, but not limited to, the accounting for sales allowances, allowance for doubtful accounts, fair value of derivatives, valuation of goodwill and intangible assets, amortization of intangibles, restructurings, liabilities under defined benefit plans, stock-based compensation, redeemable noncontrolling interests and income taxes.

Reclassifications

Share-based compensation expense for the previously reported period has been reclassified to selling, general and administrative expenses from a separate line item in the accompanying condensed consolidated statement of income (loss) to conform to the current period presentation.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU Topic No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC Topic No. 605, Revenue Recognition, and most industry-specific guidance. This guidance primarily requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU Topic No. 2015 - 14, Revenue from Contracts with Customers (Topic 606): Deferral of the effective date, which deferred the effective date of ASU Topic No. 2014-09 for one year. As a result, ASU Topic No. 2014-09 will be effective for our fiscal year 2019. ASU Topic No. 2014-09 permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the effect that ASU Topic No. 2014-09 will have on our financial condition, results of operations and financial statement disclosures.

In August 2014, the FASB issued ASU Topic No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. ASU Topic No. 2014-15 is effective for our fiscal year 2017. We do not expect the adoption of this standard to have a material impact on our financial statements.

In April 2015, the FASB issued ASU Topic No. 2015-3, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU Topic No. 2015-3 is effective for our fiscal year 2017. Given the absence of authoritative guidance within ASU Topic No. 2015-03 for debt issuance costs related to line-of-credit arrangements, in August 2015, the FASB issued ASU Topic No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which clarified the presentation and measurement requirements of debt issuance costs incurred in connection with line-of-credit arrangements. ASU Topic No. 2015-15 allows an entity to either defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement, or present them as a direct deduction from the carrying amount of the debt as provided by ASU Topic No. 2015-3.ASU Topic No. 2015-15 is effective for our fiscal year 2017. The adoption of these standards will result in reclassification of debt issuance costs from assets to liabilities.

In April 2015, the FASB issued ASU Topic No. 2015- 5, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to help entities determine whether a cloud computing arrangement includes a software license and evaluate fees paid by a customer in a cloud computing arrangement. ASU Topic No. 2015-5 is effective for our fiscal year 2017. We do not expect the adoption of this standard to have a material impact on our financial statements.

2.	Net Income (Loss) Attributable to Solera Holdings, Inc. Per Common Share

All of our restricted stock units and performance share units have the right to receive non-forfeitable dividends on an equal basis with common stock and therefore are considered participating securities that must be included in the calculation of net income (loss) per share using the two-class method. Under the two-class method, basic and diluted net income (loss) per share is determined by calculating net income (loss) per share for common stock and participating securities based on the cash dividends paid and participation rights in undistributed earnings. Diluted net income per share also considers the dilutive effect of in-the-money stock options and unvested restricted stock units and performance share units that have the right to receive forfeitable dividends, calculated using the treasury stock method. Under the treasury stock method, the amount of assumed proceeds from unexercised stock options and unvested restricted stock units and performance share units that have the right to forfeitable dividends includes the amount of compensation cost attributable to future services not yet recognized, proceeds from the exercise of the options, and any excess income tax benefit or liability. For three months ended September 30, 2015, we reported a net loss attributable to common shares and, as a result, all potentially dilutive common share equivalents have been excluded from the calculation of diluted net loss per share as they would be antidilutive.

The computation of basic and diluted net income (loss) attributable to Solera Holdings, Inc. per common share using the two-class method is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,
	2015	2014
Basic net income (loss) attributable to Solera Holdings, Inc. per common share:
Net income (loss) attributable to Solera Holdings, Inc.	$(66,869)	$12,364
Less: Dividends paid and undistributed earnings allocated to participating securities	(163)	(91)
Net income (loss) attributable to common shares – basic	$(67,032)	$12,273
Weighted-average number of common shares used to compute basic net income (loss) attributable to Solera Holdings, Inc. per common share	67,033	68,521
Basic net income (loss) attributable to Solera Holdings, Inc. per common share	$(1.00)	$0.18
Diluted net income (loss) attributable to Solera Holdings, Inc. per common share:
Net income (loss) attributable to Solera Holdings, Inc.	$(66,869)	$12,364
Less: Dividends paid and undistributed earnings allocated to participating securities	(163)	(91)
Net income (loss) attributable to common shares – diluted	$(67,032)	$12,273

Weighted-average number of common shares used to compute basic net income (loss) attributable to Solera Holdings, Inc. per common share	67,033	68,521
Dilutive effect of options to purchase common stock, restricted stock units and performance share units	—	516
Weighted-average number of common shares used to compute diluted net income (loss) attributable to Solera Holdings, Inc. per common share	67,033	69,037
Diluted net income (loss) attributable to Solera Holdings, Inc. per common share	$(1.00)	$0.18

The following securities that could potentially dilute earnings per share in the future are not included in the determination of diluted net income (loss) attributable to Solera Holdings, Inc. per common share (in thousands):

	Three Months Ended September 30,
	2015	2014
Antidilutive options to purchase common stock and restricted stock units	453	8

3.	Business Combinations

Three months ended September 30, 2015

We originally acquired a 50% equity ownership interest in SRS from WCAS in November 2013. Since the November 2013 acquisition date, we had control of SRS as defined by accounting principles generally accepted in the United States and therefore consolidated its assets, liabilities, and financial results from the closing date.

On July 16, 2015, we completed the acquisition of the remaining 50% equity ownership interest in SRS held by WCAS for a purchase price of approximately $594.8 million, plus WCAS’ approximate share of SRS’s cash balance of $25.0 million (the “SRS Equity Buyout”). The purchase price payable in the SRS Equity Buyout was negotiated with WCAS and was not determined based on the existing call option or put option formulas provided in the stockholders agreement. We financed the SRS Equity Buyout using a portion of the net proceeds from the issuance of additional senior unsecured notes in July 2015 (Note 9).

During the three months ended September 30, 2015, in addition to the SRS Equity Buyout, we acquired one business for approximately $4.6 million in cash paid at closing and additional future cash payments of $5.5 million contingent upon the achievement of certain financial performance and objectives. This acquisition is immaterial to our consolidated financial statements. The purchase price allocation for this acquisition reflected in the accompanying condensed consolidated balance sheet as of September 30, 2015 is preliminary.

Three months ended September 30, 2014

On July 29, 2014, we acquired 100% of the operating entities and other assets comprising I&S, for approximately $279.4 million in cash paid at closing.

In addition to the acquisition of I&S, during the three months ended September 30, 2014, we acquired one business for approximately $26.8 million in cash paid at closing and additional future cash payments of up to $11.9 million contingent upon the achievement of certain financial performance, product-related, integration and other objectives. The acquisition completed during the three months ended September 30, 2014 was immaterial to our financial statements.

At September 30, 2015, the maximum aggregate amount of remaining contingent cash payments associated with our business combinations is $83.7 million which is payable through fiscal year 2019.

4.	Goodwill and Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30, 2015			June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortized intangible assets:
Internally developed software	$85,862	$(31,900)	$53,962	$83,196	$(30,958)	$52,238
Purchased customer relationships	717,088	(281,841)	435,247	721,170	(267,012)	454,158
Purchased trade names and trademarks	40,792	(33,199)	7,593	41,259	(32,928)	8,331
Purchased software and database technology	617,207	(404,657)	212,550	616,040	(389,524)	226,516
Other	4,953	(4,679)	274	4,992	(4,679)	313
	$1,465,902	$(756,276)	$709,626	$1,466,657	$(725,101)	$741,556
Intangible assets not subject to amortization:
Purchased trade names and trademarks with indefinite lives	154,553	—	154,553	156,944	—	156,944
	$1,620,455	$(756,276)	$864,179	$1,623,601	$(725,101)	$898,500

The following table summarizes the activity in goodwill for the three months ended September 30, 2015 (in thousands):

	Balance at Beginning of Period	Current Period Acquisitions	Other (1)	Foreign Currency Translation Effect	Balance at End of Period
EMEA	$796,701	$2,167	$4,778	$2,298	$805,944
Americas	1,153,707	—	2,062	(1,733)	1,154,036
Total	$1,950,408	$2,167	$6,840	$565	$1,959,980

(1) Primarily represents purchase accounting adjustments related to acquisitions completed in fiscal year 2015.

5.	Stockholders’ Equity and Redeemable Noncontrolling Interests

The following table summarizes the activity in stockholders’ equity and redeemable noncontrolling interests for the periods indicated (in thousands):

	Stockholders’ Equity Attributable to Solera Holdings, Inc.
	Common Shares
	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Solera Holdings, Inc. Stockholders’ Equity (Deficit)	Noncontrolling Interests	Total Stockholders’ Equity (Deficit)	Redeemable Noncontrolling Interests
Balance at June 30, 2015	66,985	$579,602	$(173,305)	$(178,474)	$227,823	$10,872	$238,695	$445,552
Net income (loss)	—	—	(66,869)	—	(66,869)	1,154	(65,715)	1,406
Other comprehensive income (loss)	—	—	—	(5,911)	(5,911)	(463)	(6,374)	1,190
Share-based compensation expense	—	8,004	—	—	8,004	—	8,004	—
Issuance of common shares under stock award plans, net	103	1,527	—	—	1,527	—	1,527	—
Dividends paid on common stock and participating securities	—	—	(15,256)	—	(15,256)	—	(15,256)	—
Acquisition of remaining 50% equity ownership interest in SRS	—	(258,847)	—	—	(258,847)	—	(258,847)	(360,975)
Revaluation of and additions to noncontrolling interests	—	1,473	—	—	1,473	—	1,473	(1,473)
Balance at September 30, 2015	67,088	$331,759	$(255,430)	$(184,385)	$(108,056)	$11,563	$(96,493)	$85,700

	Stockholders’ Equity Attributable to Solera Holdings, Inc.
	Common Shares
	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Solera Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at June 30, 2014	68,552	$629,247	$71,417	$(12,688)	$687,976	$9,524	$697,500	$382,298
Net income	—	—	12,364	—	12,364	1,217	13,581	2,991
Other comprehensive loss	—	—	—	(59,372)	(59,372)	(619)	(59,991)	(5,898)
Share-based compensation (expense)	—	10,104	—	—	10,104	—	10,104	—
Purchases of Solera Holdings, Inc. common shares (1)	(500)	(4,455)	(25,851)	—	(30,306)	—	(30,306)	—
Issuance of common shares under stock award plans, net	120	905	—	—	905	—	905	—
Dividends paid on common stock and participating securities	—	—	(13,490)	—	(13,490)	—	(13,490)	—
Acquisition of additional ownership interest in majority-owned subsidiary	—	(547)	—	—	(547)	—	(547)	—
Revaluation of and additions to noncontrolling interests	—	(13,288)	—	—	(13,288)	—	(13,288)	13,288
Balance at September 30, 2014	68,172	$621,966	$44,440	$(72,060)	$594,346	$10,122	$604,468	$392,679

(1)
Please refer to Note 6 for further information on repurchases of our common stock. In accordance with ASC Topic No. 505-30-30, we have allocated the cost of the shares repurchased between paid-in capital and retained earnings based on the excess of the repurchase price over the stated value.

6.	Share Repurchase Program

In November 2014, our Board of Directors approved a new share repurchase program, replacing the share repurchase program authorized in October 2013, for up to a total of $375 million of our common stock through December 31, 2016. Share repurchases are made from time to time, through an accelerated stock purchase agreement, in open market transactions at prevailing market prices or in privately negotiated transactions. The repurchase program does not require us to purchase any specific number or amount of shares, and the timing and amount of such purchases will be determined by management based upon market conditions and other factors. In addition, the program may be amended or terminated at the discretion of our Board of Directors. Through September 30, 2015, we have repurchased approximately 1.6 million shares for $78.8 million under the share repurchase program, approved by our Board of Directors in November 2014. No shares were repurchased during the three months ended September 30, 2015.

7.	Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss during the three months ended September 30, 2015 and 2014 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Losses on Derivative Financial Instruments	Change in Funded Status of Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance at June 30, 2014	$11,154	$(6,954)	$(16,888)	$(12,688)
Other comprehensive income (loss) before reclassifications, net of tax	(60,895)	12,008	—	(48,887)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(10,485)	—	(10,485)
Balance at September 30, 2014	$(49,741)	$(5,431)	$(16,888)	$(72,060)

Balance at June 30, 2015	$(156,523)	$(2,016)	$(19,935)	$(178,474)
Other comprehensive income (loss) before reclassifications, net of tax	(6,289)	(486)	—	(6,775)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	864	—	864
Balance at September 30, 2015	$(162,812)	$(1,638)	$(19,935)	$(184,385)

8.	Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements Using:
	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value at September 30, 2015:
Cash and cash equivalents	$494,880	$494,880	$—	$—
Restricted cash (1)	5,183	5,183	—	—
Derivative financial instruments classified as assets (2)	64,571	—	64,571	—
Derivative financial instruments classified as liabilities (3)	70,443	—	70,443	—
Accrued contingent purchase consideration (3)	16,164	—	—	16,164
Redeemable noncontrolling interests	85,700	—	—	85,700
Fair value at June 30, 2015:
Cash and cash equivalents	$479,592	$479,592	$—	$—
Restricted cash (1)	4,077	4,077	—	—
Derivative financial instruments classified as assets (2)	60,734	—	60,734	—
Derivative financial instruments classified as liabilities (3)	41,223	—	41,223	—
Accrued contingent purchase consideration (3)	15,561	—	—	15,561
Redeemable noncontrolling interests	84,577	—	—	84,577

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

Derivative financial instruments. We estimate the fair value of our derivative financial instruments using industry standard valuation techniques that utilize market-based observable inputs to extrapolate future reset rates from period-end yield curves and standard valuation models based on a discounted cash flow model. Market-based observable inputs including spot and forward rates, volatilities and interest rate curves at observable intervals are used as inputs to the models (Level 2 inputs). Our estimate of fair value also considers the credit related risk that the swap contracts will not be fulfilled.

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

The following table summarizes the activity in accrued contingent purchase consideration which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

	Three Months Ended September 30,
	2015	2014
Balance at beginning of period	$15,561	$20,784
Current period acquisitions	1,759	11,946
Change in fair value	(150)	—
Payments	(1,000)	(15,531)
Effect of foreign exchange	(6)	(191)
Balance at end of period	$16,164	$17,008

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

Although we considered the fair value under both the income and market approaches, we estimated the fair value of our redeemable noncontrolling interests based solely upon the income approach, which utilizes a discounted cash flow model, a Level 3 input, as we believe this is the better indicator of fair value. The significant unobservable inputs in the discounted cash flow model include a discount rate and a long-term growth rate. The discount rate used in the determination of the estimated fair value of the redeemable noncontrolling interests as of September 30, 2015 using the income approach ranged between 12.8% and 16.5%, with a weighted average discount rate of 13.2%, reflecting a market participant's perspective as a noncontrolling shareholder in a privately-held subsidiary. The long-term growth rate used in the determination of the estimated fair value of the redeemable noncontrolling interests as of September 30, 2015 using the income approach was 4.0%.

The following table summarizes the activity in redeemable noncontrolling interests which are measured at fair value on a recurring basis solely using the income approach and using significant unobservable inputs (Level 3 inputs) (in thousands):

	Three Months Ended September 30,
	2015	2014
Balance at beginning of period	$84,577	$85,958
Net income attributable to redeemable noncontrolling interests	1,406	1,748
Change in fair value	(1,473)	(1,633)
Effect of foreign exchange	1,190	(5,898)
Balance at end of period	$85,700	$80,175

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

No assets or liabilities were required to be measured at fair value on a nonrecurring basis during the three months ended September 30, 2015.

Fair Value of Other Financial Instruments

The carrying amounts of certain of our financial instruments, including accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short-term nature. Based on the current quoted trading price of our senior unsecured notes (Level 1 inputs), we believe that the fair value of our senior unsecured notes is approximately $3.1 billion at September 30, 2015.

9.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2015	June 30, 2015
Senior unsecured notes due June 2021	$1,706,454	$1,707,400
Senior unsecured notes due November 2023	1,420,000	574,428
Unsecured term loan due May 2016	—	200,000
Total debt (1)	3,126,454	2,481,828
Less: Current portion	—	—
Long-term portion	$3,126,454	$2,481,828

(1) The balance as of September 30, 2015 and June 30, 2015 includes unamortized net premium of $26.4 million and $31.8 million, respectively.

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

On July 16, 2015, we issued additional 2023 Senior Notes in the aggregate principal amount of $850.0 million. The additional 2023 Senior Notes were issued at an original issue price of 99.500% plus accrued interest from May 1, 2015. The net proceeds from the issuance of the additional 2023 Senior Notes of $842.5 million were used to finance the SRS Equity Buyout and repay the $200.0 million unsecured term loan due May 2016. As a result of the repayment of the unsecured term loan, unamortized debt issuance costs of $1.1 million were written off during the three months ended September 30, 2015 and are presented in other expense, net in the accompanying consolidated statement of income (loss). We intend to use any remaining net proceeds from the issuance of the 2023 Senior Notes for general corporate purposes, including continuing to actively seek, evaluate and potentially pursue strategic initiatives. Such strategic initiatives may include future acquisitions, joint ventures, investments or other business development opportunities.

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

•
At any time on or after June 15, 2017, we may redeem the 2021 Senior Notes, in whole or in part, at the following redemption prices, plus accrued and unpaid interest, if any, through the date of redemption: (i) if the redemption occurs on or after June 15, 2017 but prior to June 15, 2018, the redemption price is 103.000% of the principal amount of the notes; (ii) if the redemption occurs on or after June 15, 2018 but prior to June 15, 2019, the redemption price is 101.500% of the principal amount of the notes; and (iii) if the redemption occurs on or after June 15, 2019, the redemption price is 100% of the principal amount of the notes.

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

In connection with the pending merger with entities affiliated with Vista Equity Partners, the Company has commenced the requisite change of control redemption offer for the 2021 Senior Notes and the 2023 Senior Notes at a redemption price equal to 101.000% of the principal amount of the notes redeemed, plus accrued and unpaid interest, if any, through the redemption date.

The costs associated with the issuance of the 2021 Senior Notes, the 2023 Senior Notes and the Credit Agreement are deferred and are included in other noncurrent assets in our consolidated balance sheet. We are amortizing these debt issuance costs to interest expense over the term of the related debt using the effective interest method.

The indentures governing the 2021 Senior Notes and the 2023 Senior Notes contain limited covenants, including those restricting our and our subsidiaries’ ability to incur certain liens, engage in sale and leaseback transactions and consolidate, merge with, or convey, transfer or lease substantially all of our or their assets to, another person, and, in the case of any of our subsidiaries that did not issue or guarantee such notes, incur indebtedness. We are in compliance with the specified covenants of the 2021 Senior Notes and the 2023 Senior Notes at September 30, 2015.

10.	Derivative Financial Instruments

In the normal course of business, we are exposed to variability in interest rates and foreign currency exchange rates. We use derivatives to mitigate risks associated with this variability. We do not use derivatives for speculative purposes. The following is a summary of outstanding derivative financial instruments as of September 30, 2015:

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

•
In November 2014, we entered into a pay floating / received fixed interest rate swap with a notional amount of $400.0 million. Under the terms of the interest rate swap, we pay quarterly floating coupon payments at 3-month LIBOR plus 3.924% and receive semi-annual fixed coupon payments at 6.000%. The maturity date of the interest rate swap is June 15, 2021, although the swap may be terminated at any time effective June 15, 2017 by the counterparty subject to the payment of a cancellation fee. The interest rate swap was not designated as a hedge at inception. We recognize changes in the fair value of the interest rate swap in other (income) expense, net in our consolidated statements of income (loss).

•
In November 2014, we entered into a pay fixed Euros / receive fixed U.S. dollars cross-currency swap with a notional amount of €401.6 million. Under the terms of the cross-currency swap, we pay Euro fixed coupon payments at 4.993% and receive U.S. dollar fixed coupon payments at 6.000% on the notional amount. The maturity date of the cross-currency swap is June 15, 2021. The cross-currency swap was not designated as a hedge at inception. We recognize changes in the fair value of the cross-currency swap in other (income) expense, net in our consolidated statements of income (loss).

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

•
In March 2015, we entered into a foreign exchange forward contract with a notional amount of €472.9 million. Under the terms of the forward contract, we pay predetermined forward rate on the settlement date. The foreign exchange forward contract was not designated as a hedge at inception. We recognize changes in the fair value in other (income) expense, net in our consolidated statements of income (loss). In July 2015, we partially settled the foreign exchange forward contract for a cash payment of $8.9 million which is reported in other (income) expense, net in our consolidated statements of income (loss). Settlement of the remaining foreign exchange forward contract with a notional amount of €235.8 million was extended to July 2016.

•
In July 2015, we entered into two pay fixed Euros / receive fixed U.S. dollars cross-currency swaps, each with a notional amount of €137.0 million. Under the terms of the cross-currency swaps, we pay Euro fixed coupon payments at 5.135% and receive U.S. dollar fixed coupon payments at 6.125% on the notional amount. The maturity date of the cross-currency swaps is November 1, 2018. One of the cross-currency swaps was designated as a net investment hedge at inception and one was not designated as a hedge at inception. We report the effective portion of the gain or loss on the cross-currency swap designated as a net investment hedge as a component of accumulated other comprehensive income (loss) in stockholders' equity and reclassify these gains or losses into earnings when the hedged transaction affects earnings. To date, there has been minimal hedge ineffectiveness. We recognize changes in the fair value of the cross-currency swap that was not designated as a hedge at inception in other (income) expense, net in our consolidated statements of income (loss).

•
In July 2015, we entered into a pay fixed Euros / receive fixed U.S. dollars cross-currency swap with a notional amount of €274.0 million. Under the terms of the cross-currency swap, we pay Euro fixed coupon payments at 5.585% and receive U.S. dollar fixed coupon payments at 6.125% on the notional amount. The maturity date of the cross-currency swap is November 1, 2023. The cross-currency swap was not designated as a hedge at inception. We recognize changes in the fair value of the cross-currency swap in other (income) expense, net in our consolidated statements of income (loss).

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

The following table summarizes the fair value of our derivative financial instruments, which are included in other current assets, other noncurrent assets, accrued expenses and other current liabilities, and other noncurrent liabilities in the accompanying condensed consolidated balance sheets (in thousands):

	September 30, 2015	June 30, 2015
Derivative financial instruments classified as assets
U.S. dollar interest rate swaps	$4,966	$—
Fixed rate cross-currency swaps	59,605	60,734
Total	$64,571	$60,734

Derivative financial instruments classified as liabilities
U.S. dollar interest rate swaps	$—	$2,170
Fixed rate cross-currency swaps	54,270	14,327
Foreign currency forward contract	16,173	24,726
Total	$70,443	$41,223

The following table summarizes the effect of our derivative financial instruments designated as cash flow hedges on the consolidated statements of income (loss) and accumulated other comprehensive income (loss) (“AOCI”) for the three months ended September 30, 2015 and 2014 (in thousands).

Derivative Financial Instruments	Income (Loss) Recognized in AOCI on Derivatives (1)	Location of Income (Loss) Reclassified from AOCI into Income (1)	Income (Loss) Reclassified from AOCI into Income (1)	Location of Income (Loss) Recognized in Income on Derivatives (2)	Income (Loss) Recognized in Income on Derivatives (2)
Three Months Ended September 30, 2015
Fixed rate cross-currency swaps	$(779)	Interest Expense	$284	N/A	$—
		Other (Income) Expense, net	(1,622)	N/A	—
Total	$(779)		$(1,338)		$—
Three Months Ended September 30, 2014
Fixed rate cross-currency swaps	$10,014	Interest Expense	$9	N/A	$—
		Other (Income) Expense, net	10,977	N/A	—
Total	$10,014		$10,986		$—

(1)	Effective portion.

(2)	Ineffective portion and amount excluded from effectiveness testing.

The following table summarizes the effect of our derivative financial instruments designated as net investment hedges on the consolidated statements of income (loss) and accumulated other comprehensive income (loss) (“AOCI”) for the three months ended September 30, 2015:

	Income (Loss) Recognized in AOCI on Derivatives (1)	Location of Income (Loss) Reclassified from AOCI into Income (1)	Income (Loss) Reclassified from AOCI into Income (1)	Location of Income (Loss) Recognized in Income on Derivatives (2)	Income (Loss) Recognized in Income on Derivatives (2)

Fixed rate cross-currency swap	$(4,825)	N/A	$—	N/A	$—

(1)	Effective portion.

(2)	Ineffective portion and amount excluded from effectiveness testing.

No net investment hedges were outstanding during the three months ended September 30, 2014.

During the three months ended September 30, 2015 and 2014, we recognized unrealized gains (losses) on derivatives not designated as hedging instruments of $(27.3) million and $2.3 million, respectively, which is included in other (income) expense, net in our consolidated statements of income (loss).

11.	Share-Based Compensation

Share-Based Award Activity

The following table summarizes restricted stock unit and performance share unit activity during the three months ended September 30, 2015:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Nonvested at June 30, 2015	793	$57.49
Granted	—	$—
Vested	(193)	$55.43
Forfeited	(73)	$56.41
Nonvested at September 30, 2015	527	$58.40

Each performance share unit represents the right to receive one share of our common stock based on our total stockholder return and/or the achievement of certain financial performance targets during applicable performance periods. The number of granted shares reflected in the table above assumes the maximum number of performance share units will be earned.

The following table summarizes stock option activity during the three months ended September 30, 2015:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2015	4,063	$50.57
Granted	—	$—
Exercised	(43)	$44.53
Canceled	(52)	$51.33
Outstanding at September 30, 2015	3,968	$50.63	3.54	$23,140
Exercisable at September 30, 2015	1,938	$44.58	3.00	20,644

Of the stock options outstanding at September 30, 2015, approximately $2.7 million are vested or expected to vest.

Cash received from the exercise of stock options was $1.5 million during the three months ended September 30, 2015. The intrinsic value of stock options exercised during the three months ended September 30, 2015 and 2014 totaled $0.4 million and $0.7 million, respectively.

Valuation of Share-Based Awards

We utilized the Black-Scholes option pricing model for estimating the grant date fair value of stock options with the following assumptions:

	Risk-Free Interest Rate	Expected Term (in years)	Weighted Average Expected Stock Price Volatility	Expected Dividend Yield	Weighted Average Per Share Grant Date Fair Value
Three Months Ended September 30, 2015 (1)	—%	0	—%	—%	$—
Three Months Ended September 30, 2014	1.7%	4.5	24%	1.3%	$11.75

(1)	No stock options were granted during the three months ended September 30, 2015.

We based the risk-free interest rates on the implied yield available on U.S. Treasury constant maturities in effect at the time of the grant with remaining terms equivalent to the respective expected terms of the options. Because we have a limited history of stock option exercises, we calculated the expected term of stock options as the average of the contractual term and the vesting period. We determined the expected volatility based on our historical stock price volatility over the expected term. The dividend yield is based on our quarterly dividend of $0.195 per share declared during the three months ended September 30, 2014.

The weighted average grant date fair value of restricted stock units and performance share units granted during the three months ended September 30, 2014 was $61.21, determined based on the market price of our common stock on the date of grant, which approximates the intrinsic value. No restricted stock units or performance share units were granted during the three months ended September 30, 2015.

Share-Based Compensation Expense

Share-based compensation expense was $8.0 million and $10.1 million for the three months ended September 30, 2015 and 2014, respectively, and is reported in selling, general and administrative expenses in the accompanying consolidated statements of income (loss). At September 30, 2015, the estimated total remaining unamortized share-based compensation expense, net of forfeitures, was $35.4 million, which we expect to recognize over a weighted-average period of 2.0 years.

12.	Defined Benefit Pension Plans

Our foreign subsidiaries sponsor various defined benefit pension plans and individual defined benefit arrangements covering certain eligible employees. We base the benefits under these pension plans on years of service and compensation levels. Funding is limited to statutory requirements.

The components of net pension expense were as follows (in thousands):

	Three Months Ended September 30,
	2015	2014
Service cost — benefits earned during the period	$1,272	$1,208
Interest cost on projected benefits	500	708
Expected return on plan assets	(472)	(563)
Amortization of gain	370	317
Net pension expense	$1,670	$1,670

13. Other Expense, Net

Other expense, net consists of the following (in thousands):

	Three Months Ended September 30,
	2015	2014
Investment income	$(266)	$(217)
Foreign exchange losses	5,519	13,253
Realized losses on derivative financial instruments	4,656	—
Reclassifications of accumulated other comprehensive (income) loss related to derivative financial instruments designated as hedges	1,617	(10,472)
Unrealized losses (gains) on derivative financial instruments not designated as hedges	27,334	(2,393)
Loss on debt extinguishment	1,055	—
Other (income) expense	(85)	291
Other expense, net	$39,830	$462

14.	Provision For Income Taxes

We recorded an income tax provision of $9.3 million and $7.5 million for the three months ended September 30, 2015 and 2014, respectively. For the three months ended September 30, 2015, the expected tax provision derived from applying the U.S. federal statutory rate to our pre-tax income differed from our recorded income tax provision primarily due to the U.S. tax benefit related to the increase in acquisition and related costs, interest expense and other expenses, offset by the income tax provision related to our foreign operations and the expiration of the Controlled Foreign Corporation ("CFC") look-through rule causing foreign-sourced income to be currently taxable in the U.S.

Gross unrecognized tax benefits as of September 30, 2015 and June 30, 2015 were $10.0 million and $10.3 million, respectively. No significant interest and penalties have been accrued during the three months ended September 30, 2015.

Pursuant to the terms of the respective acquisition agreements, the sellers in our business combinations have indemnified us for all tax liabilities related to the pre-acquisition periods. We are liable for any tax assessments for the post-acquisition periods for our U.S. and foreign jurisdictions.

As of each reporting date, management considers all evidence, both positive and negative, that could impact our view with regards to future realization of deferred tax assets including our U.S. cumulative income or loss position over the 12 quarters ended September 30, 2015 which included recent increases to interest expense. As of September 30, 2015 and June 30, 2015, we continue to maintain a valuation allowance on our U.S. deferred tax assets of $26.9 million due to the limitation in our ability to utilize foreign tax credit carryforwards prior to the expiration of the carryforward periods. The U.S. cumulative loss position reduced the weight given to subjective evidence such as projections for future growth. As of each reporting date, our management considers new evidence, both positive and negative, that could impact management’s view with regards to future realization of deferred tax assets. We believe that our estimate of future taxable income is reasonable but inherently uncertain, and if our current or future operations and investments generate taxable income different than the anticipated amounts or US tax law changes reduce income expected in the future, adjustments to the valuation allowance are possible.

Primarily due to the increase in our U.S. debt service obligations resulting from the issuance of additional unsecured senior notes in the aggregate principal amount of $400.0 million during fiscal year 2015 and the issuance of additional unsecured senior notes in the aggregate principal amount of $850.0 million in July 2015, management concluded that the ability to access certain amounts of foreign earnings would provide greater flexibility to meet domestic cash flow needs without constraining foreign objectives. Accordingly, in fiscal year 2015 we withdrew the permanent reinvestment assertion on $350.0 million of earnings generated by certain of our foreign subsidiaries through fiscal year 2015. We provided for U.S. income taxes on the $350.0 million of undistributed foreign earnings, resulting in the recognition of a deferred tax liability of approximately $123.7 million. We recognized additional deferred income tax expense of $25.8 million related to the impact of fluctuations in foreign currency exchange rates during fiscal year 2015 on the portion of the $350.0 million of unremitted earnings generated prior to fiscal year 2015. During the three months ended September 30, 2015, we recognized a deferred income tax benefit of $1.6 million related to the impact of fluctuations in foreign currency exchanges rates on the portion of the $350.0 million of unremitted earnings generated prior to fiscal year 2015.

15.	Segment and Geographic Information

We have aggregated our operating segments into two reportable segments: EMEA and Americas. Our EMEA reportable segment encompasses our operations in Europe, the Middle East, Africa, Asia and Australia. Our Americas reportable segment encompasses our operations in North, Central and South America.

Our chief operating decision maker is our Chief Executive Officer. We evaluate the performance of our reportable segments based on revenues, income before provision for income taxes and adjusted EBITDA, a non-U.S. GAAP financial measure. We calculate adjusted EBITDA as net income attributable to Solera Holdings, Inc. excluding interest expense, provision for income taxes, depreciation and amortization, share-based compensation expense, restructuring charges, asset impairments and other costs associated with exit and disposal activities, acquisition and related costs, litigation related expenses and other (income) expense, net. We do not allocate certain costs, managed at the corporate level, to reportable segments, including costs related to our financing activities, business development and oversight, and tax, audit and other professional fees, to our reportable segments.

(in thousands)	EMEA	Americas	Corporate	Total
Three Months Ended September 30, 2015
Revenues	$133,656	$179,666	$—	$313,322
Income (loss) before provision for income taxes	33,019	34,800	(122,839)	(55,020)
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	15,991	28,164	350	44,505
Interest expense	79	24	44,576	44,679
Other expense, net	725	3,916	35,189	39,830
Capital expenditures	2,724	3,544	—	6,268
Total assets as of September 30, 2015	1,626,841	1,950,785	177,045	3,754,671
Total assets as of June 30, 2015	1,596,681	1,986,409	169,540	3,752,630
Three Months Ended September 30, 2014
Revenues	$135,868	$144,215	$—	$280,083
Income (loss) before provision for income taxes	46,532	32,919	(55,380)	24,071
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	13,266	24,566	166	37,998
Interest expense	45	60	27,527	27,632
Other (income) expense, net	(3)	655	(190)	462
Capital expenditures	5,916	4,986	—	10,902

Geographic revenue information is based on the location of the customer and was as follows for the periods presented (in thousands):

	Europe *	United States	United Kingdom	All Other	Total
Three Months Ended September 30, 2015	$84,335	$158,373	$44,521	$26,093	$313,322
Three Months Ended September 30, 2014	98,758	119,047	32,872	29,406	280,083
*    Excludes the United Kingdom.

16.	Pending Acquisition by affiliates of Vista Equity Partners

On September 13, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Summertime Holding Corp., a Delaware corporation (“Parent”), and Summertime Acquisition Corp., a Delaware corporation and an indirect wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as an indirect wholly owned subsidiary of Parent. Parent and Merger Sub were formed by affiliates of Vista Equity Partners Fund V, L.P., a Delaware limited partnership (the “Sponsor” or “Vista”). The board of directors of the Company (the “Board”), following the receipt of the unanimous recommendation of a special committee of independent directors of the Board, unanimously approved the Merger Agreement.

Pursuant to the Merger Agreement, at the effective time of the Merger, each share of common stock, par value $0.01 per share, of the Company (the “Common Stock”) issued and outstanding immediately prior to the effective time of the Merger (other than (i) shares owned by stockholders who have perfected and not withdrawn a demand for appraisal rights, (ii) shares owned by Parent, Merger Sub or any other direct or indirect wholly owned subsidiary of Parent and (iii) shares owned by the Company or any direct or indirect wholly owned subsidiary of the Company, in each of cases (ii) and (iii) not held on behalf of third parties), will be canceled and converted into the right to receive cash in an amount equal to $55.85, without interest thereon.

Consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the approval of the Merger by the affirmative vote of holders of a majority of the outstanding shares of the Common Stock entitled to vote at a stockholders meeting (which we filed the Merger Proxy on October 30, 2015), (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (which termination occurred on October 9, 2015) and the receipt of certain other non-United States regulatory approvals required to consummate the Merger, and (iii) other customary closing conditions, including (a) the absence of any law or order prohibiting the Merger or the other transactions contemplated by the Merger Agreement, (b) the accuracy of each party’s representations and warranties (subject to customary materiality qualifiers) and (c) each party’s performance of its obligations and covenants contained in the Merger Agreement. The Merger Agreement contains representations, warranties and covenants of the parties customary for a transaction of this type, including, among other things, covenants not to solicit alternative transactions or to provide information or enter into discussions in connection with alternative transactions, subject to certain exceptions to allow the Board to exercise its fiduciary duties.

The Merger Agreement contains certain termination rights for both the Company and Parent, including, among others, if the transactions contemplated by the Merger Agreement are not consummated on or before March 15, 2016 or if the Company terminates the Merger Agreement in compliance with its terms in order to accept a superior proposal. Upon termination of the Merger Agreement under specified circumstances, the Company has agreed to pay Parent a termination fee of $114.4 million and/or reimburse Parent’s expenses up to $5.0 million (which reimbursement shall reduce, on a dollar for dollar basis, any termination fee subsequently payable by the Company). Upon termination of the Merger Agreement under certain other specified circumstances, Parent will be required to pay the Company a termination fee equal to $228.75 million. The Sponsor has provided the Company with a limited guarantee in favor of the Company guaranteeing the payment of Parent’s termination fee if such amount becomes payable under the Merger Agreement.

Parent has obtained common equity, preferred equity and debt financing commitments for the transactions contemplated by the Merger Agreement, the aggregate proceeds of which will be sufficient for Parent to pay the aggregate merger consideration and all related fees and expenses. Financing will consist of common equity committed by Parent and common equity, preferred equity and debt committed by third party financing sources.

In connection with the pending merger with entities affiliated with Vista Equity Partners, the Company has commenced the requisite change of control redemption offer for the 2021 Senior Notes and the 2023 Senior Notes at a redemption price equal to 101.000% of the principal amount of the notes redeemed, plus accrued and unpaid interest, if any, through the redemption date.

On September 21, 2015, an alleged stockholder of the Company filed an action in the Court of Chancery of the State of Delaware on behalf of a putative class of the Company’s stockholders against the Company and its directors, Vista, Parent and Merger Sub. The complaint alleges, among other things, that the Company’s directors breached their fiduciary duties by approving the Merger Agreement at an inadequate price and following an inadequate sale process, and that the Company, Vista, Parent and Merger Sub aided and abetted these alleged breaches of duty. The complainant seeks, among other things, either to enjoin the proposed transaction or to rescind it should it be consummated, as well as an award of plaintiff’s attorneys’ fees and costs in the action. On October 13, 2015, the defendants moved to dismiss the complaint for failure to state a claim. On October 21, 2015, the plaintiff filed an amended complaint that added allegations contending that the Company’s disclosure contained in the preliminary version the Company’s proxy statement misstated or failed to disclose certain allegedly material information to Company stockholders. On October 22, 2015, the plaintiff filed a motion for a preliminary injunction seeking to enjoin the holding of the Company’s shareholder meeting based upon his claim that the Company’s public disclosures were inadequate. On November 5, 2015, the Court denied the motion for expedited proceedings, and declined to consider plaintiff's motion seeking to enjoin the special meeting. The defendants deny any wrongdoing in connection with the merger and plan to defend vigorously against the claims set forth in the amended complaint and any injunction motion.

Other than expenses associated with the proposed merger, which are reported in acquisition and related costs in the accompanying consolidated statements of income (loss), the Merger did not impact our reported financial results as of and for the three months ended September 30, 2015.

17.	Subsequent Events

On November 5, 2015, we announced that the Audit Committee of our Board of Directors approved the payment of a quarterly dividend of $0.225 per share of outstanding common stock and per outstanding restricted stock unit. The dividends are payable on December 3, 2015 to stockholders and restricted stock unit holders of record at the close of business on November 19, 2015.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are identified by the use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies and include, but are not limited to, statements about: the expected completion of the Merger and Vista's ability to consummate the Merger (including but not limited to Company stockholder approval and receipt of all regulatory approvals and financing); our ability to execute on Mission 2020; increase in customer demand for our software and services; growth rates for the automobile insurance claims industry; growth rates for vehicle purchases and car parcs; customer adoption rates for digitized claims processing software and services; increases in customer spending on digitized claims processing software and services; efficiencies resulting from digitized claims processing; performance and benefits of our products and services; development or acquisition of claims processing and other products and services in areas other than automobile insurance, including our "digital garage" and risk and asset management platform; our relationship with insurance company customers as they continue global expansion; revenue growth resulting from the launch of new software and services, including our "digital garage" and risk and asset management platform; improvements in operating margins resulting from operational efficiency initiatives; increased utilization of our software and services resulting from increased severity; our expectations regarding the growth rates for vehicle insurance; changes in the amount of our existing unrecognized tax benefits; our revenue mix; our income taxes, including the periods during which tax benefits may be recognized; restructuring plans, potential restructuring charges and their impact on our revenues; our operating expense growth and operating expenses as a percentage of our revenues; stability of our development and programming costs; growth of our selling, general and administrative expenses; increase in total depreciation and amortization expense; increase in interest expense and possible impact of future foreign currency fluctuations; growth of our acquisition and related costs; our ability to realize our U.S. deferred tax assets during the respective carryforward and reversal periods; our use of cash and liquidity position going forward; cash needs to service our debt; our ability to grow in all types of markets and the benefits of products and services of companies or assets we have acquired.
Actual results could differ materially from those projected, implied or anticipated by our forward-looking statements. Some of the risks that could cause actual results to differ include: those set forth in the sections titled “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere as described in this Quarterly Report on Form 10-Q. These risks include, but are not limited to: the risk that our stockholders do not approve the Merger; the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement; the response by our stockholders to the Merger; the failure to satisfy each of the conditions to the consummation of the Merger, including but not limited to, the risk that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the Merger on acceptable terms, or at all; the failure to obtain the necessary funding under the financing arrangements set forth in the debt and equity commitment letters delivered pursuant to the Merger Agreement; risks related to disruption of our management's attention from our ongoing business operations due to the Merger; the effect of the announcement of the Merger on our relationships with our customers, suppliers, operating results and business generally; the risk that any announcements relating to the Merger could have adverse effects on the market price of our common stock; the outcome of any legal proceedings related to the Merger; our ability to recognize expected benefits of the Merger; risks related to employee retention as a result of the Merger; the risk that the Merger will not be consummated within the expected time period or at all; our reliance on a limited number of customers for a substantial portion of our revenues; effects of competition on our software and service pricing and our business; unpredictability and volatility of our operating results, which include the volatility associated with foreign currency exchange risks, our sales cycle, seasonality, changes in the amount of our income tax provision (benefit) or other factors; effects of the global economic downturn on demand for or utilization of our products and services; risks associated with and possible negative consequences of acquisitions, joint ventures, divestitures and similar transactions, including regulatory matters and risks related to our ability to successfully integrate our acquired businesses; our ability to increase market share, successfully introduce new software and services (including but not limited to our risk and asset management platform and our “digital garage” product) and expand our operations, including in new geographic locations; time and expenses associated with customers switching from competitive software and services to our software and services; rapid technology changes in our industry; effects of changes in or violations by us or our customers of government regulations; costs and possible future losses or impairments relating to our acquisitions; use of cash to service our debt and effects on our business of restrictive covenants in our bond indentures; our ability to obtain additional financing as necessary to support our operations including Mission 2020; country-specific risks associated with operating in multiple countries; damage to our business or reputation resulting from system failures, delays and other problems; successful integration of acquired businesses that operate in industries outside of our core market; risks associated with a diversified business; our reliance on third-party information for our software and services; the financial impact of future significant restructuring and severance charges; the impact of changes in our tax provision (benefit) or effective tax rate; our ability to pay dividends or repurchase shares in future periods; our present and anticipated continued dependence on both a limited number of key personnel and hiring and retaining sufficient numbers of qualified personnel to support our present and future operations and business strategy; any material adverse impact of current or future litigation on our results or business, including litigation with Mitchell International; and other factors that are described from time to time in our periodic filings with the SEC.
All forward-looking statements are qualified in their entirety by this cautionary statement, and we undertake no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2015 filed with the SEC on August 31, 2015. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

All percentage amounts and ratios were calculated using the underlying data in whole dollars and may reflect rounding adjustments. Operating results for the three months ended September 30, 2015 are not necessarily indicative of the results that may be expected for any future period. We describe the effects on our results that are attributed to changes in foreign currency exchange rates as constant currency which we measure by converting the current period results into U.S. dollars at the average rates in effect for the same period from the prior year.

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

We serve over 195,000 customers and are active in over 75 countries across six continents with approximately 5,500 employees. Our customers include more than 4,000 automobile insurance companies, 60,500 collision repair facilities, 12,500 independent assessors, 49,000 service, maintenance and repair facilities and 68,400 automotive recyclers, auto dealers and others. We derive revenues from many of the world’s largest automobile insurance companies, including the ten largest automobile insurance companies in Europe and eight of the ten largest automobile insurance companies in North America.

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

Pending Acquisition by affiliates of Vista Equity Partners

On September 13, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Summertime Holding Corp., a Delaware corporation (“Parent”), and Summertime Acquisition Corp., a Delaware corporation and an indirect wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as an indirect wholly owned subsidiary of Parent. Parent and Merger Sub were formed by affiliates of Vista Equity Partners Fund V, L.P., a Delaware limited partnership (the “Sponsor” or “Vista”). Our board of directors (the “Board”), following the receipt of the unanimous recommendation of a special committee of independent directors of the Board, unanimously approved the Merger Agreement.

Pursuant to the Merger Agreement, at the effective time of the Merger, each share of common stock, par value $0.01 per share, of the Company (the “Common Stock”) issued and outstanding immediately prior to the effective time of the Merger (other than (i) shares owned by stockholders who have perfected and not withdrawn a demand for appraisal rights, (ii) shares owned by Parent, Merger Sub or any other direct or indirect wholly owned subsidiary of Parent and (iii) shares owned by the Company or any direct or indirect wholly owned subsidiary of the Company, in each of cases (ii) and (iii) not held on behalf of third parties), will be canceled and converted into the right to receive cash in an amount equal to $55.85, without interest thereon.

The closing of the Merger is conditioned upon customary closing conditions, including the approval of our stockholders and required regulatory approvals. The Merger is expected to close no later than the first calendar quarter of 2016.

Segments

We have aggregated our operating segments into two reportable segments: EMEA and Americas. Our EMEA reportable segment encompasses our operating segments in Europe, the Middle East, Africa, Asia and Australia, while our Americas reportable segment encompasses our operations in North, Central and South America.

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

The table below sets forth our revenues by reportable segment and as a percentage of our total revenues for the periods indicated (dollars in millions):

	Three Months Ended September 30,
	2015		2014
EMEA	$133.7	42.7%	$135.9	48.5%
Americas	179.6	57.3	144.2	51.5
Total	$313.3	100.0%	$280.1	100.0%

For the three months ended September 30, 2015, the United States and the United Kingdom were the only countries that individually represented more than 10% of our total revenues.

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

Selling, general and administrative expenses

Our selling, general and administrative expenses primarily include: compensation and benefit costs for our sales, marketing, administration and corporate personnel, costs related to our facilities; and professional and legal fees.

We also include share-based compensation expense in our selling, general and administrative expenses, which represents the recognition of the grant-date fair value of stock awards granted to employees, officers, members of our board of directors and others pursuant to our equity compensation plans. We recognize the grant date fair value as share-based compensation expense over the requisite service period.

Depreciation and amortization

Depreciation includes depreciation attributable to buildings, leasehold improvements, data processing and computer equipment, purchased software, and furniture and fixtures. Amortization includes amortization attributable to software developed or obtained for internal use and intangible assets acquired in business combinations, particularly our acquisitions of Explore Information Services, LLC ("Explore"), Service Repair Solutions, Inc. ("SRS"), the Insurance and Services Division of Pittsburgh Glass Works LLC ("I&S") and CAP Automotive ("CAP").

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

Acquisition and related costs

Acquisition and related costs include costs incurred in relation to the proposed acquisition of Solera by Vista, including professional fees and personnel retention incentives; legal and professional fees and other transaction costs associated with completed and contemplated business combinations and asset acquisitions; costs associated with integrating acquired businesses, including costs incurred to eliminate workforce redundancies and for product rebranding; and other charges incurred as a direct result of our acquisition efforts. These other charges include changes to the fair value of contingent purchase consideration, acquired assets and assumed liabilities subsequent to the completion of the purchase price allocation, purchase price that is deemed to be compensatory in nature and incentive compensation arrangements with continuing employees of acquired companies.

Interest expense

Interest expense consists primarily of interest on our debt and amortization of related debt issuance costs, net of premium and discount amortization.

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

Net income attributable to noncontrolling interests

Several of our customers and other entities own noncontrolling interests in certain of our operating subsidiaries. Net income attributable to noncontrolling interests reflect such owners’ proportionate interest in the earnings of such operating subsidiaries.

Factors Affecting Our Operating Results

Below is a summary description of several external factors that have or may have an effect on our operating results.

Foreign currency. During the three months ended September 30, 2015 and 2014, we generated approximately 49% and 57%, respectively, of our revenues and incurred a majority of our costs, in currencies other than the U.S. dollar, primarily the Euro. We translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period for our consolidated statement of income and certain components of stockholders’ equity and the exchange rate at the end of that period for the consolidated balance sheet. These translations resulted in foreign currency translation loss adjustments of $6.3 million and $60.9 million for the three months ended September 30, 2015 and 2014, respectively, which are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction losses recognized in our consolidated statements of income (loss) were $7.1 million and $2.8 million during the three months ended September 30, 2015 and 2014, respectively.

Exchange rates between most of the major foreign currencies we use to transact our business and the U.S. dollar have fluctuated significantly over the last few years and we expect that they will continue to fluctuate during fiscal year 2016. The majority of our revenues and costs are denominated in Euros, Pound Sterling, Swiss francs, Canadian dollars and other foreign currencies. The following table provides the average quarterly exchange rates for the Euro and Pound Sterling since the beginning of fiscal year 2015:

Period	Average Euro-to-U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2014	$1.33	$1.67
Quarter ended December 31, 2014	$1.25	$1.58
Quarter ended March 31, 2015	$1.13	$1.52
Quarter ended June 30, 2015	$1.11	$1.53
Quarter ended September 30, 2015	$1.11	$1.55

During the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, the U.S. dollar strengthened against most major foreign currencies we use to transact our business. The average U.S. dollar strengthened versus the Euro by 16.1% and the Pound Sterling by 7.2%, which decreased our revenues and expenses for the three months ended September 30, 2015. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in an increase or decrease, as the case may be, to our revenues of $7.7 million during the three months ended September 30, 2015.

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

•
Sales of new and used vehicles. According to industry sources, global new light vehicle sales grew by 3.6% in 2014 to 86.3 million units and sales are forecasted to reach 88.3 million units, up by 2.4% in 2015. In markets where automobile insurance is generally government-mandated and claims processing is automated (“advanced markets”), sales are projected to grow at a 0.7% compound annual growth rate from 2014 through 2024. In other markets, sales are projected to grow at a 6.6% compound annual growth rate from 2014 through 2024. Fewer new light vehicle sales can result in fewer insured vehicles on the road and fewer automobile accidents, which can reduce the transaction-based fees that we generate.

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

Share-based compensation expense. We incurred pre-tax, non-cash share-based compensation charges of $8.0 million and $10.1 million for the three months ended September 30, 2015 and 2014, respectively. We expect to recognize additional pre-tax, non-cash share-based compensation charges related to share-based awards outstanding at September 30, 2015. The estimated total remaining unamortized share-based compensation expense, net of forfeitures, was $35.4 million, which we expect to recognize over a weighted-average period of 2.0 years.

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

Results of Operations

Our results of operations include the results of operations of acquired companies from the date of the respective acquisitions.

The table below sets forth statement of income data, including the amount and percentage changes for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2015	2014	Change
	$	$	$	%
Revenues	313,322	280,083	33,239	11.9
Cost of revenues:
Operating expenses	88,787	68,532	20,255	29.6
Systems development and programming costs	28,374	25,901	2,473	9.5
Total cost of revenues (excluding depreciation and amortization)	117,161	94,433	22,728	24.1
Selling, general & administrative expenses	92,977	81,877	11,100	13.6
Depreciation and amortization	44,505	37,998	6,507	17.1
Restructuring charges, asset impairments and other costs associated with exit and disposal activities	1,173	2,258	(1,085)	(48.1)
Acquisition and related costs	28,017	11,352	16,665	146.8
Interest expense	44,679	27,632	17,047	61.7
Other expense, net	39,830	462	39,368	8,521.2
	368,342	256,012	112,330	43.9
Income (loss) before provision for income taxes	(55,020)	24,071	(79,091)	(328.6)
Income tax provision	9,289	7,499	1,790	23.9
Net income (loss)	(64,309)	16,572	(80,881)	(488.1)
Less: Net income attributable to noncontrolling interests	2,560	4,208	(1,648)	(39.2)
Net income (loss) attributable to Solera Holdings, Inc.	(66,869)	12,364	(79,233)	(640.8)

The table below sets forth our statement of income data expressed as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,
	2015	2014
Revenues	100.0%	100.0%
Cost of revenues:
Operating expenses	28.3	24.5
Systems development and programming costs	9.1	9.2
Total cost of revenues (excluding depreciation and amortization)	37.4	33.7
Selling, general & administrative expenses	29.7	29.2
Depreciation and amortization	14.2	13.6
Restructuring charges, asset impairments and other costs associated with exit and disposal activities	0.4	0.8
Acquisition and related costs	8.9	4.1
Interest expense	14.3	9.9
Other expense, net	12.7	0.2
	117.6	91.4
Income (loss) before provision for income taxes	(17.6)	8.6
Income tax provision	3.0	2.7
Net income (loss)	(20.6)	5.9
Less: Net income attributable to noncontrolling interests	0.8	1.5
Net income (loss) attributable to Solera Holdings, Inc.	(21.4)%	4.4%

Revenues

Three Months Ended September 30, 2015 vs. Three Months Ended September 30, 2014. During the three months ended September 30, 2015, revenues increased $33.2 million, or 11.9%, to $313.3 million and include incremental revenue contributions from I&S, CAP, and other acquisitions of $5.4 million, $11.8 million, and $22.2 million respectively. On a constant currency basis and excluding incremental revenue contributions from I&S, CAP, and other acquisitions, revenues increased $20.7 million, or 7.4%, during the three months ended September 30, 2015 due to revenue growth in both our EMEA and America's segments.

Our EMEA revenues decreased $2.2 million, or 1.6%, to $133.7 million and includes the incremental revenue contribution from CAP and other acquisitions of $11.8 million and $0.6 million, respectively. On a constant currency basis and excluding the incremental revenue contribution from CAP and other acquisitions, EMEA revenues increased $5.8 million, or 4.3%, during the three months ended September 30, 2015 resulting from growth in transaction revenues in several countries and increased transaction volume from sales of software and services to new and existing customers.

Our Americas revenues increased $35.5 million, or 24.6%, to $179.6 million and include incremental revenue contributions from I&S and other acquisitions of $5.4 million and $21.6 million, respectively. On a constant currency basis and excluding incremental revenue contributions from I&S and other acquisitions, Americas revenues increased $14.9 million, or 10.3%, during the three months ended September 30, 2015 resulting from growth in transaction and subscription revenues from sales to new customers and increased transaction volume from and sales of new software and services to new and existing customers.

Set forth below are revenues from each of our principal customer categories and as a percentage of revenues for the periods indicated (dollars in millions):

	Three Months Ended September 30,
	2015		2014
Insurance companies	$113.2	36.2%	$106.1	37.9%
Collision repair facilities	68.7	21.9	75.6	27.0
Independent assessors	15.9	5.0	19.5	6.9
Service, maintenance and repair facilities	55.8	17.8	31.3	11.2
Automotive recyclers, salvage, dealerships and others	59.7	19.1	47.6	17.0
Total	$313.3	100.0%	$280.1	100.0%

Revenue growth for each of our customer categories was as follows:

	Three Months Ended September 30, 2015
(dollars in millions)	Revenue Growth	Percentage Change
Insurance companies	$7.2	6.9%
Collision repair facilities	(6.9)	(9.2)
Independent assessors	(3.6)	(18.3)
Service, maintenance and repair facilities	24.5	78.0
Automotive recyclers, salvage, dealerships and others	12.1	25.3
Total	$33.3	11.9%

On a constant currency basis, revenue growth for each of our customer categories was as follows:

	Three Months Ended September 30, 2015
(dollars in millions)	Revenue Growth	Percentage Change
Insurance companies	$18.2	17.1%
Collision repair facilities	3.3	4.3
Independent assessors	(0.1)	(0.4)
Service, maintenance and repair facilities	24.5	78.1
Automotive recyclers, salvage, dealerships and others	15.4	32.3
Total	$61.3	21.9%

Operating expenses

Three Months Ended September 30, 2015 vs. Three Months Ended September 30, 2014. During the three months ended September 30, 2015, operating expenses increased $20.3 million, or 29.6%, to $88.8 million and include incremental operating expense contributions from I&S, CAP, and other acquisitions of $3.5 million, $1.5 million, and $13.5 million, respectively. On a constant currency basis and excluding incremental operating expense contributions from I&S, CAP, and other acquisitions, operating expenses increased $6.1 million, or 9.0%, during the three months ended September 30, 2015 primarily due to an increase in operating expenses in our Americas segments.

Our EMEA operating expenses decreased $1.6 million, or 6.6%, to $22.7 million and includes the incremental operating expense contribution from CAP and other acquisitions of $1.5 million and $0.2 million, respectively. On a constant currency basis and excluding the incremental operating expense contribution from CAP and other acquisitions, EMEA operating expenses insignificantly decreased during the three months ended September 30, 2015.

Our Americas operating expenses increased $21.9 million or 49.5%, to $66.0 million and include incremental operating expense contributions from I&S and other acquisitions of $3.5 million and $13.3 million, respectively. On a constant currency basis and excluding incremental operating expense contributions from I&S and other acquisitions, Americas operating expenses increased $6.3 million, or 14.2%, during the three months ended September 30, 2015 primarily due to increased transaction volume from and sales of new software and services to new and existing customers.

Systems development and programming costs

Three Months Ended September 30, 2015 vs. Three Months Ended September 30, 2014. During the three months ended September 30, 2015, systems development and programming costs (“SD&P”) increased $2.5 million, or 9.5%, to $28.4 million and include immaterial incremental SD&P contributions from I&S and CAP and incremental contributions from other acquisitions of $1.8 million. On a constant currency basis and excluding incremental SD&P contributions from I&S, CAP, and other acquisition, SD&P increased $2.2 million, or 8.6%, during the three months ended September 30, 2015 primarily due to an increase in SD&P expenses in both our Americas and EMEA segments.

Our EMEA SD&P decreased $0.2 million, or 1.4%, to $13.5 million and includes immaterial incremental SD&P contribution from CAP and other acquisitions. On a constant currency basis, and excluding the incremental SD&P contribution from CAP, EMEA SD&P increased $1.0 million, or 7.3%, during the three months ended September 30, 2015 primarily due to an increase in personnel expenses.

Our Americas SD&P increased $1.2 million, or 9.7%, to $13.3 million and includes incremental SD&P contributions from I&S and other acquisitions of $1.8 million. On a constant currency basis and excluding incremental SD&P contributions from I&S and other contributions, Americas SD&P for the three months ended September 30, 2015 was consistent with the three months ended September 30, 2014.

Selling, general and administrative expenses

Three Months Ended September 30, 2015 vs. Three Months Ended September 30, 2014. During the three months ended September 30, 2015, selling, general and administrative expenses (“SG&A”) increased $11.1 million, or 13.6%, to $93.0 million and include incremental SG&A contributions from I&S, CAP, and other acquisitions of $0.3 million, $2.9 million, and $3.3 million, respectively. On a constant currency basis and excluding incremental SG&A contributions from I&S, CAP, and other acquisitions, SG&A increased $10.6 million, or 12.9%, primarily due to continued growth in our business, including an increase in personnel related expenses of $2.6 million, an increase in professional fees of $1.7 million, an increase in facilities expenses of $0.9 million, and a one-time special cash award of $10.0 million paid to our chief executive officer, Tony Aquila, in August 2015, partially offset by a decrease in share-based compensation expense of $2.1 million and a decrease in litigation- related legal fees of $1.4 million.

Notwithstanding the impact of fluctuations in the value of the U.S. dollar versus certain foreign currencies in which we transact business, we expect SG&A to continue to increase in the future in absolute dollars as we continue to expand our business into new markets.

Depreciation and amortization

Three Months Ended September 30, 2015 vs. Three Months Ended September 30, 2014. During the three months ended September 30, 2015, depreciation and amortization increased by $6.5 million, or 17.1%, to $44.5 million and includes incremental depreciation and amortization contributions from I&S, CAP, and other acquisitions of $0.8 million, $4.6 million, and $3.3 million, respectively. On a constant currency basis and excluding incremental depreciation and amortization contributions from I&S, CAP, and other acquisitions, depreciation and amortization for the three months ended September 30, 2015 was consistent with the three months ended September 30, 2014.

We generally amortize intangible assets on an accelerated basis to reflect the pattern in which the economic benefits of the intangible assets are realized.

Restructuring charges, asset impairments and other costs associated with exit and disposal activities

Three Months Ended September 30, 2015 vs. Three Months Ended September 30, 2014. During the three months ended September 30, 2015 and 2014, we incurred restructuring charges, asset impairments and other costs associated with exit and disposal activities of $1.2 million and $2.3 million, respectively.

The restructuring charges, asset impairments and other costs associated with exit and disposal activities incurred during the three months ended September 30, 2015 and 2014, respectively, consist primarily of employee termination benefits related to ongoing restructuring initiatives.

We expect to incur additional restructuring charges in future periods as we continue to undertake additional efforts to improve efficiencies in our business.

Acquisition and related costs

Three Months Ended September 30, 2015 vs. Three Months Ended September 30, 2014. We incurred acquisition and related costs of $28.0 million and $11.4 million, during the three months ended September 30, 2015 and 2014, respectively.

Acquisition and related costs incurred during the three months ended September 30, 2015 and 2014 consist primarily of contingent purchase consideration that is deemed compensatory in nature and other costs associated with completed acquisitions of $15.8 million and $7.7 million, respectively, and legal and professional fees, incurred in relation to completed and contemplated business combinations and asset acquisitions of $0.6 million and $3.7 million, respectively. Acquisition and related costs for the three months ended September 30, 2015, also include $11.6 million of professional fees and other costs incurred in relation to the pending acquisition of Solera by entities affiliated with Vista Equity Partners.

We expect to incur additional acquisition and related costs in future years as we continue to pursue potential business combinations and asset acquisitions as part of our plan to grow our business.

Interest expense

Three Months Ended September 30, 2015 vs. Three Months Ended September 30, 2014. During the three months ended September 30, 2015, interest expense increased $17.0 million due to the interest expense resulting from the issuance of additional senior unsecured notes in November 2014 and July 2015.

We expect that our annual interest expense will increase in fiscal year 2016, as compared to fiscal year 2015, as a result of the issuance of additional unsecured notes in fiscal year November 2014 and July 2015.

Other expense, net

Three Months Ended September 30, 2015 vs. Three Months Ended September 30, 2014. During the three months ended September 30, 2015, other expense, net increased $39.4 million due primarily to a $34.4 million increase in net realized and unrealized losses on derivative financial instruments during the three months ended September 30, 2015.

Income tax provision

Three Months Ended September 30, 2015 vs. Three Months Ended September 30, 2014. During the three months ended September 30, 2015 and 2014, we recorded an income tax provision of $9.3 million and $7.5 million, respectively. The increase in the income tax provision is primarily due to a change in the jurisdictional mix of profits in our foreign jurisdictions, the increase in certain expenses which are non-deductible for tax purposes, and the recognition of certain discrete tax expenses, partially offset by the U.S. tax benefit related to the increase in acquisition and related costs, interest expense and other expenses during the three months ended September 30, 2015.

Our income tax provision for the three months ended September 30, 2015 is not necessarily indicative of the effective tax rate that may be expected for fiscal year 2016.

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

As of each reporting date, management considers all evidence, both positive and negative, that could impact our view with regards to future realization of deferred tax assets. As of September 30, 2015 and June 30, 2015, we continue to maintain a valuation allowance on our U.S. deferred tax assets $26.9 million due to the limitation in our ability to utilize foreign tax credit carryforwards prior to the expiration of the carryforward periods.

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

Primarily due to the increase in our U.S. debt service obligations resulting from the issuance of additional unsecured senior notes in the aggregate principal amount of $400.0 million during fiscal year 2015 and the issuance of additional unsecured senior notes in the aggregate principal amount of $850.0 million in July 2015, management concluded that the ability to access certain amounts of foreign earnings would provide greater flexibility to meet domestic cash flow needs without constraining foreign objectives. Accordingly, in fiscal year 2015 we withdrew the permanent reinvestment assertion on $350.0 million of earnings generated by certain of our foreign subsidiaries through fiscal year 2015. We provided for U.S. income taxes on the $350.0 million of undistributed foreign earnings, resulting in the recognition of a deferred tax liability of approximately $123.7 million. We recognized additional deferred income tax expense of $25.8 million related to the impact of fluctuations in foreign currency exchange rates during fiscal year 2015 on the portion of the $350.0 million of unremitted earnings generated prior to fiscal year 2015. During the three months ended September 30, 2015, we recognized a deferred income tax benefit of $1.6 million related to the impact of fluctuations in foreign currency exchanges rates on the portion of the $350.0 million of unremitted earnings generated prior to fiscal year 2015.
We have not provided for U.S. federal or foreign income taxes, including withholding taxes, on the remaining $764.0 million of undistributed earnings of our foreign subsidiaries as of September 30, 2015. We continue to assert that the $764.0 million of undistributed earnings is permanently reinvested in our foreign operations and have no current plans to repatriate those earnings. If we were to distribute those earnings in the form of dividends or otherwise, we could be subject to both U.S. income and foreign taxes and withholding taxes payable to various foreign countries. It is currently not practicable to compute the residual taxes due on such earnings as we do not know the time or manner in which we would distribute these earnings.
Liquidity and Capital Resources

Our principal sources of cash include cash generated from operations and the proceeds from the issuance of the senior unsecured notes. Our principal uses of cash have been, and we expect them to continue to be, for business combinations, debt service, dividends, stock repurchases, capital expenditures and working capital.

As of September 30, 2015, we had cash and cash equivalents of $494.9 million. At September 30, 2015, our total current and long-term debt obligations were $3.1 billion, consisting of $1.7 billion related to our senior unsecured notes due 2021 (the “2021 Senior Notes”) and $1.4 billion related to our senior unsecured notes due 2023 (the “2023 Senior Notes”).

On July 16, 2015, we issued additional 2023 Senior Notes in the aggregate principal amount of $850.0 million. The additional 2023 Senior Notes were issued at an original issue price of 99.500% plus accrued interest from May 1, 2015. The net proceeds from the issuance of the additional 2023 Senior Notes of $842.5 million were used to finance the SRS Equity Buyout and repay the $200.0 million unsecured term loan due May 2016. We intend to use any remaining net proceeds for general corporate purposes, including continuing to actively seek, evaluate and potentially pursue strategic initiatives. Such strategic initiatives may include future acquisitions, joint ventures, investments or other business development opportunities.

In connection with the pending merger with entities affiliated with Vista Equity Partners, the Company has commenced the requisite change of control redemption offer for the 2021 Senior Notes and the 2023 Senior Notes at a redemption price equal to 101.000% of the principal amount of the notes redeemed, plus accrued and unpaid interest, if any, through the redemption date.

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

•
At any time on or after June 15, 2017, we may redeem the 2021 Senior Notes, in whole or in part, at the following redemption prices, plus accrued and unpaid interest, if any, through the date of redemption: (i) if the redemption occurs on or after June 15, 2017 but prior to June 15, 2018, the redemption price is 103.000% of the principal amount of the notes; (ii) if the redemption occurs on or after June 15, 2018 but prior to June 15, 2019, the redemption price is 101.500% of the principal amount of the notes; and (iii) if the redemption occurs on or after June 15, 2019, the redemption price is 100% of the principal amount of the notes.

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

The indentures governing the 2021 Senior Notes and the 2023 Senior Notes contain limited covenants, including those restricting our and our subsidiaries’ ability to incur certain liens, engage in sale and leaseback transactions and consolidate, merge with, or convey, transfer or lease substantially all of our or their assets to, another person, and, in the case of any of our subsidiaries that did not issue or guarantee such notes, incur indebtedness. We are in compliance with the specified covenants of the 2021 Senior Notes and the 2023 Senior Notes at September 30, 2015.

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

In November 2014, our Board of Directors approved a new share repurchase program, replacing the share repurchase program authorized in October 2013, for up to a total of $375 million of our common stock through December 31, 2016. Share repurchases are made from time to time, through an accelerated stock purchase agreement, in open market transactions at prevailing market prices or in privately negotiated transactions. The repurchase program does not require us to purchase any specific number or amount of shares, and the timing and amount of such purchases will be determined by management based upon market conditions and other factors. In addition, the program may be amended or terminated at the discretion of our Board of Directors. Through September 30, 2015, we have repurchased approximately 1.6 million shares for $78.8 million under the share repurchase program approved by our Board of Directors in November 2014.

On September 22, 2015 we paid a quarterly cash dividend with a value of $0.225 per outstanding share of common stock and per outstanding restricted stock unit to our stockholders and restricted stock unit holders of record on September 8, 2015. The aggregate dividend payments for the three months ended September 30, 2015 was $15.3 million.

We believe that our existing cash on hand and cash flow from operations will be sufficient to fund currently anticipated working capital and debt service requirements, as well as investment of capital in acquisition and other strategic and investment opportunities, including the investment of capital pursuant to our Mission 2020 goal, for at least the next twelve months.

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

Primarily due to the increase in our U.S. debt service obligations resulting from the issuance of additional unsecured senior notes in the aggregate principal amount of $400.0 million during fiscal year 2015 and the issuance of additional unsecured senior notes in the aggregate principal amount of $850.0 million in July 2015, management concluded that the ability to access certain amounts of foreign earnings would provide greater flexibility to meet domestic cash flow needs without constraining foreign objectives. Accordingly, in the fourth quarter of fiscal year 2015 we withdrew the permanent reinvestment assertion on $350.0 million of earnings generated by certain of our foreign subsidiaries through fiscal year 2015.

There is no certainty as to the timing of when such foreign earnings will be distributed to the U.S. in whole or in part. Further, when the foreign earnings are distributed to the U.S., we anticipate that a substantial portion of the resulting U.S. income taxes due would be reduced by existing deferred tax assets.

We have not provided for U.S. federal or foreign income taxes, including withholding taxes, on the remaining $764.0 million of undistributed earnings of our foreign subsidiaries as of September 30, 2015. We continue to assert that the $764.0 million of undistributed earnings is permanently reinvested in our foreign operations and have no current plans to repatriate those earnings. If we were to distribute those earnings in the form of dividends or otherwise, we could be subject to both U.S. income and foreign taxes and withholding taxes payable to various foreign countries. It is currently not practicable to compute the residual taxes due on such earnings as we do not know the time or manner in which we would distribute these earnings.
The following summarizes our primary sources and uses of cash in the periods presented (in millions):

	Three Months Ended September 30,
	2015	2014	Change
Operating activities	$17.3	$63.7	$(46.4)
Investing activities	(19.7)	(327.5)	307.8
Financing activities	7.6	(58.6)	66.2

Operating activities. The $46.4 million decrease in cash provided by operating activities was primarily attributable to increases in payments of contingent purchase consideration that is considered compensatory in nature, employee incentive compensation payments and payments of income taxes.

Investing activities. The $307.8 million decrease in cash used in investing activities was primarily attributable to a decrease in cash used to acquire businesses of $301.8 million, a decrease in capital expenditures of $4.6 million and a decrease in acquisitions and capitalization of intangible assets of $2.2 million.

Financing activities. The $66.2 million increase in cash provided by financing activities is primarily attributable to the net proceeds from the issuance of the 2023 Senior Notes in July 2015 of $842.5 million, offset by the cash paid to acquire the remaining equity ownership interest in SRS of $619.8 million and the repayment of the unsecured term loan of $200.0 million.

Off-Balance Sheet Arrangements and Related Party Transactions

As of September 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Certain minority stockholders of our international subsidiaries are also commercial purchasers and users of our software and services. Revenue transactions with all of the individual minority stockholders in the aggregate were less than 10% of our consolidated revenue for the three months ended September 30, 2015 and 2014, respectively, and aggregate accounts receivable from the minority stockholders represent less than 10% of consolidated accounts receivable at September 30, 2015 and June 30, 2015, respectively.

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

On April 7, 2015 we entered into a Lease Agreement with CLI where we lease the Roanoke Facility. We have been using the Roanoke Facility since 2013 pursuant to the terms of the Facilities Use Agreement. We use the Roanoke Facility for various purposes, including: research and development; global employee meetings, training and team building; and functions intended to foster client, partner and vendor relations as well as business and corporate development. The Lease Agreement provides us with continued, exclusive, long-term rights to use the Roanoke Facility and protects our investment in the improvements to the Roanoke Facility. The Lease Agreement has term of 20 years with an additional five-year extension option. The monthly lease payment is $10,000.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in our consolidated financial statements. On an ongoing basis, we evaluate estimates. We base our estimates on historical experiences and assumptions which we believe to be reasonable under the circumstances. These estimates form the basis for our judgments that affect the amounts reported in the consolidated financial statements. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 to our audited consolidated financial statements for the year ended June 30, 2015 and our critical accounting policies are more fully described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each of which are included in our Annual Report on Form 10-K for the year ended June 30, 2015 filed with the SEC on August 31, 2015. There have been no significant changes in our critical accounting policies and estimates during the three months ended September 30, 2015.

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

Exchange rates between most of the major foreign currencies we use to transact our business and the U.S. dollar have fluctuated significantly over the last few years and we expect that they will continue to fluctuate. The majority of our revenues and costs are denominated in Euros, Pound Sterling, Swiss francs, Canadian dollars and other foreign currencies. The following table provides the average quarterly exchange rates for the Euro and Pound Sterling since the beginning of fiscal year 2015:

Period	Average Euro-to-U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2014	$1.33	$1.67
Quarter ended December 31, 2014	$1.25	$1.58
Quarter ended March 31, 2015	$1.13	$1.52
Quarter ended June 30, 2015	$1.11	$1.53
Quarter ended September 30, 2015	$1.11	$1.55

During the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, the U.S. dollar strengthened against most major foreign currencies we use to transact our business. The average U.S. dollar strengthened versus the Euro by 16.1% and the Pound Sterling by 7.2%, which decreased our revenues and expenses for the three months ended September 30, 2015. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in an increase or decrease, as the case may be, to our revenues of $7.7 million during the three months ended September 30, 2015.

The following is a summary of outstanding derivative financial instruments that are relevant to our exposure to foreign currency risk:

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

•
In November 2014, we entered into a pay fixed Euros / receive fixed U.S. dollars cross-currency swap with a notional amount of €401.6 million. Under the terms of the cross-currency swap, we pay Euro fixed coupon payments at 4.993% and receive U.S. dollar fixed coupon payments at 6.000% on the notional amount. The maturity date of the cross-currency swap is June 15, 2021. The cross-currency swap was not designated as a hedge at inception. We recognize changes in the fair value of the cross-currency swap in other (income) expense, net in our consolidated statements of income (loss).

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

•
In March 2015, we entered into a foreign exchange forward contract with a notional amount of €472.9 million. Under the terms of the forward contract, we pay predetermined forward rate on the settlement date. The foreign exchange forward contract was not designated as a hedge at inception. We recognize changes in the fair value in other (income) expense, net in our consolidated statements of income. In July 2015, we partially settled the foreign exchange forward contract for a cash payment of $8.9 million which is reported in other (income) expense, net in our consolidated statements of income (loss). Settlement of the remaining foreign exchange forward contract with a notional amount of €235.8 million was extended to July 2016.

•
In July, 2015, we entered into two pay fixed Euros / receive fixed U.S. dollars cross-currency swaps, each with a notional amount of €137.0 million. Under the terms of the cross-currency swaps, we pay Euro fixed coupon payments at 5.135% and receive U.S. dollar fixed coupon payments at 6.125% on the notional amount. The maturity date of the cross-currency swaps is November 1, 2018. One of the cross-currency swaps was designated as a net investment hedge at inception and one was not designated as a hedge at inception. We report the effective portion of the gain or loss on the cross-currency swap designated as a net investment hedge as a component of accumulated other comprehensive income (loss) in stockholders' equity and reclassify these gains or losses into earnings when the hedged transaction affects earnings. To date, there has been minimal hedge ineffectiveness. We recognize changes in the fair value of the cross-currency swap that was not designated as a hedge at inception in other (income) expense, net in our consolidated statements of income (loss).

•
In July, 2015, we entered into a pay fixed Euros / receive fixed U.S. dollars cross-currency swap with a notional amount of €274.0 million. Under the terms of the cross-currency swap, we pay Euro fixed coupon payments at 5.585% and receive U.S. dollar fixed coupon payments at 6.125% on the notional amount. The maturity date of the cross-currency swap is November 1, 2023. The cross-currency swap was not designated as a hedge at inception. We recognize changes in the fair value of the cross-currency swap in other (income) expense, net in our consolidated statements of income (loss).

Interest Rate Risk

Our outstanding long-term debt as of September 30, 2015 consists entirely of senior unsecured notes that bear interest at a fixed interest rate. Accordingly, we are not subject to interest rate risk on our indebtedness. However, in November 2014, we entered into a pay floating / received fixed interest rate swap with a notional amount of $400.0 million. Under the terms of the interest rate swap, we pay quarterly floating coupon payments at 3-month LIBOR plus 3.924% and receive semi-annual fixed coupon payments at 6.000%. The maturity date of the interest rate swap is June 15, 2021, although the swap may be terminated at any time effective June 15, 2017 by the counterparty subject to the payment of a cancellation fee. The interest rate swap was not designated as a hedge at inception. We recognize changes in the fair value of the interest rate swap in other (income) expense, net in our consolidated statements of income.

ITEM 4.	CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures and, based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2015 at the reasonable assurance level.

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

Changes in Internal Controls

We did not identify any changes in our internal control over financial reporting that occurred during the first quarter of fiscal year 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
We are subject to claims that (i) the members of our Board breached their fiduciary duties by approving the Merger Agreement at an inadequate price and following an inadequate sale process, and that we, Vista, Parent and Merger Sub aided and abetted these alleged breaches of duty, and (ii) the disclosures contained in the preliminary version of our proxy statement related to the Merger misstated or failed to disclose certain allegedly material information to our stockholders.

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

If the Merger does not occur, it could have a material adverse effect on our business, results of operations, financial condition and stock price.

Completion of the Merger is subject to the satisfaction of various conditions, including the receipt of approvals from our stockholders and from government or regulatory agencies. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all.

The Merger gives rise to inherent risks that include:

•	potential stockholder litigation that could prevent or delay the Merger or otherwise negatively impact our business and operations;

•	the price of our common stock will change if the Merger is not completed to the extent that the current market price of our stock reflects an assumption that the Merger will be completed;

•
the amount of cash to be paid under the agreement governing the Merger is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;

•
legal or regulatory proceedings, including regulatory approvals from various domestic and foreign governmental entities (including any conditions, limitations or restrictions placed on these approvals) and the risk that one or more governmental entities may delay or deny approval, or other matters that affect the timing or ability to complete the transaction as contemplated;

•	the ability of Vista Equity Partners and its affiliates to obtain the necessary funds to complete the Merger;

•	the possibility of disruption to our business, including increased costs and diversion of management time and resources;

•	difficulties maintaining business and operational relationships, including relationships with customers, suppliers, and other business partners;

•	the inability to attract and retain key personnel pending consummation of the Merger;

•	the inability to pursue alternative business opportunities or make changes to our business pending the completion of the Merger;

•	the requirement to pay a termination fee of $114.4 million and/or reimburse Parent’s expenses up to $5.0 million if we terminate the agreement governing the Merger under certain circumstances;

•	developments beyond our control including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Merger; and

•
the risk that if the Merger is not completed, the market price of our common stock could decline, investor confidence could decline, shareholder litigation could be brought against us, relationships with customers, suppliers and other business partners may be adversely impacted, we may be unable to retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the proposed Merger.

We depend on a limited number of customers for a substantial portion of our revenues, and the loss of, or a significant reduction in volume from, any of these customers would harm our financial results.

We derive a substantial portion of our revenues from sales to large insurance companies and collision repair facilities that have relationships with these insurance companies. During the three months ended September 30, 2015, we derived 15.4% of our revenues from our ten largest insurance company customers. The largest three of these customers accounted for 3.1%, 3.0%, and 2.3%, respectively, of our revenues during the three months ended September 30, 2015. A loss of one or more of these customers would result in a significant decrease in our revenues, including the business generated by collision repair facilities associated with those customers. Furthermore, many of our arrangements with European customers are terminable by them on short notice or at any time. In addition, disputes with customers may lead to delays in payments to us, terminations of agreements or litigation. Additional terminations or non-renewals of customer contracts or reductions in business from our large customers would harm our business, financial condition and results of operations.

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

We derive most of our revenues, and incur most of our costs, in currencies other than the U.S. dollar, mainly the Euro. In our historical financial statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period for our consolidated statement of income and certain components of stockholders’ equity or the exchange rate at the end of that period for the consolidated balance sheet. These translations resulted in a net foreign currency translation adjustment of $6.3 million and $60.9 million for the three months ended September 30, 2015 and 2014, respectively, which are recorded as a component of accumulated other comprehensive income (loss) in the stockholders' equity. Ongoing global economic conditions have impacted currency exchange rates.

Exchange rates between most of the major foreign currencies we use to transact our business and the U.S. dollar have fluctuated significantly over the last few years and we expect that they will continue to fluctuate. The majority of our revenues and costs are denominated in Euros, Pound Sterling, Swiss francs, Canadian dollars and other foreign currencies. The following table provides the average quarterly exchange rates for the Euro and Pound Sterling since the beginning of fiscal year 2015:

Period	Average Euro-to-U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2014	$1.33	$1.67
Quarter ended December 31, 2014	$1.25	$1.58
Quarter ended March 31, 2015	$1.13	$1.52
Quarter ended June 30, 2015	$1.11	$1.53
Quarter ended September 30, 2015	$1.11	$1.55

During the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, the U.S. dollar strengthened against most major foreign currencies we use to transact our business. The average U.S. dollar strengthened versus the Euro by 16.1% and the Pound Sterling by 7.2%, which decreased our revenues and expenses for the three months ended September 30, 2015. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in an increase or decrease, as the case may be, to our revenues of $7.7 million during the three months ended September 30, 2015.

The following is a summary of outstanding derivative financial instruments that are relevant to our exposure to foreign currency risk:

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

•
In November 2014, we entered into a pay fixed Euros / receive fixed U.S. dollars cross-currency swap with a notional amount of €401.6 million. Under the terms of the cross-currency swap, we pay Euro fixed coupon payments at 4.993% and receive U.S. dollar fixed coupon payments at 6.000% on the notional amount. The maturity date of the cross-currency swap is June 15, 2021. The cross-currency swap was not designated as a hedge at inception. We recognize changes in the fair value of the cross-currency swap in other (income) expense, net in our consolidated statements of income (loss).

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

•
In March 2015, we entered into a foreign exchange forward contract with a notional amount of €472.9 million. Under the terms of the forward contract, we pay predetermined forward rate on the settlement date. The foreign exchange forward contract was not designated as a hedge at inception. We recognize changes in the fair value in other (income) expense, net in our consolidated statements of income (loss). In July 2015, we partially settled the foreign exchange forward contract for a cash payment of $8.9 million which is reported in other (income) expense, net in our consolidated statements of income (loss). Settlement of the remaining foreign exchange forward contract with a notional amount of €235.8 million was extended to July 2016.

•
In July 2015, we entered into two pay fixed Euros / receive fixed U.S. dollars cross-currency swaps, each with a notional amount of €137.0 million. Under the terms of the cross-currency swaps, we pay Euro fixed coupon payments at 5.135% and receive U.S. dollar fixed coupon payments at 6.125% on the notional amount. The maturity date of the cross-currency swaps is November 1, 2018. One of the cross-currency swaps was designated as a net investment hedge at inception and one was not designated as a hedge at inception. We report the effective portion of the gain or loss on the cross-currency swap designated as a net investment hedge as a component of accumulated other comprehensive income (loss) in stockholders' equity and reclassify these gains or losses into earnings when the hedged transaction affects earnings. To date, there has been minimal hedge ineffectiveness. We recognize changes in the fair value of the cross-currency swap that was not designated as a hedge at inception in other (income) expense, net in our consolidated statements of income (loss).

•
In July 2015, we entered into a pay fixed Euros / receive fixed U.S. dollars cross-currency swap with a notional amount of €274.0 million. Under the terms of the cross-currency swap, we pay Euro fixed coupon payments at 5.585% and receive U.S. dollar fixed coupon payments at 6.125% on the notional amount. The maturity date of the cross-currency swap is November 1, 2023. The cross-currency swap was not designated as a hedge at inception. We recognize changes in the fair value of the cross-currency swap in other (income) expense, net in our consolidated statements of income (loss).

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

•
Sales of New and Used Vehicles: According to industry sources, global new vehicle sales grew by 3.6% in 2014 to 86.3 million units and sales are forecasted to reach 88.3 million units, up by 2.4%, in 2015. In markets where automobile insurance is generally government-mandated and claims processing is automated (“advanced markets”), sales are projected to grow at a 0.7% compound annual growth rate from 2014 through 2024. In other markets, sales are projected to grow at a 6.6% compound annual growth rate from 2014 through 2024. Fewer new light vehicle sales can result in fewer insured vehicles on the road and fewer automobile accidents, which can reduce the transaction-based fees that we generate.

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

•
Automobile Usage—Number of Miles Driven: Several factors can influence miles driven, including gasoline prices and economic conditions. According to industry sources, for calendar year 2015, cumulative miles driven in the United States increased by 2.6% from January through August compared to the same period in the prior year. For calendar year 2014, cumulative miles driven in the United States increased by 2.6% compared to the same period in the prior year. For calendar year 2013, cumulative miles driven in the United States remained flat compared to the same period in the prior year. Fewer miles driven can result in fewer automobile accidents, which can reduce the transaction-based fees that we generate. Many of our markets around the world continue to experience or have recently experienced volatility. Accordingly, we cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide or in particular economic markets. These and other economic factors could have a material adverse effect on demand for or utilization of our products and on our financial condition and operating results.

We may engage in acquisitions, joint ventures, dispositions or similar transactions that could disrupt our operations, cause us to incur substantial expenses, result in dilution to our stockholders and harm our business or results of operations.

Our growth is dependent upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. We have addressed and will continue to address the need to introduce new products both through internal development and through acquisitions of other companies and technologies that would complement or extend our business or enhance our technological capability. In fiscal year 2015, we acquired six businesses, including I&S and CAP, and substantially all of the assets of another business. In fiscal year 2016 to date, we acquired one business and the remaining 50% equity ownership interest in SRS.

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

Our industry is subject to rapid technological changes, and if we fail to keep pace with these changes, or our present or future product offerings are diminished or made obsolete in the marketplace, our market share and revenues will decline.

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

We have a significant amount of indebtedness. As of September 30, 2015, our indebtedness, including current maturities, was $3.1 billion, which consists of $1.7 billion related to the 2021 Senior Notes and $1.4 billion related to the 2023 Senior Notes.

During the three months ended September 30, 2015, our aggregate interest expense was $44.7 million. Cash paid for interest during the three months ended September 30, 2015 was $0.3 million. As a result of our issuance of additional unsecured senior notes in November 2014 and July 2015, we expect our interest expense and cash interest expense to increase in fiscal year 2016 as compared to fiscal year 2015.

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

Our ability to service our indebtedness will depend on our future performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors. Some of these factors are beyond our control. If we cannot generate sufficient cash flow from operations to service our indebtedness and to meet our other obligations and commitments, we may be required to refinance our debt, to dispose of assets or to repatriate foreign earnings to obtain funds for such purpose. We cannot assure you that debt refinancing or asset dispositions could be completed on a timely basis or on satisfactory terms, if at all, or would be permitted by the terms of our debt instruments. If we were to repatriate foreign earnings, we would incur incremental U.S. federal and state income taxes.

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
Pursuant to agreements entered into prior to the CSG Acquisition, the noncontrolling stockholders of certain of our majority-owned subsidiaries have the right to require us to redeem their shares at the then fair market value. For financial statement reporting purposes, the estimated fair market value of these redeemable noncontrolling interests was $85.7 million at September 30, 2015.

We are active in over 75 countries, where we are subject to country-specific risks that could adversely impact our business and results of operations.

During the three months ended September 30, 2015, we generated approximately 49% of our revenues outside the U.S. and we expect revenues from non-U.S. markets to continue to represent a majority of our total revenues. Business and operations in individual countries are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, currency exchange controls and repatriation of earnings. Our results are also subject to the difficulties of coordinating our activities across over 75 different countries. Furthermore, our business strategy includes expansion of our operations into new and developing markets, which will require even greater international coordination, expose us to additional local government regulations and involve markets in which we do not have experience or established operations. In addition, our operations in each country are vulnerable to changes in socio-economic conditions and monetary and fiscal policies, intellectual property protection disputes, the settlement of legal disputes through foreign legal systems, the collection of receivables through foreign legal systems, exposure to possible expropriation or other governmental actions, unsettled political conditions, possible terrorist attacks and pandemic disease. These and other factors may harm our operations in those countries and therefore our business, financial condition and results of operations.

We have a large amount of goodwill and other intangible assets as a result of acquisitions. Our earnings will be harmed if we suffer an impairment of our goodwill or other intangible assets.

We have a large amount of goodwill and other intangible assets and are required to perform an annual, or in certain situations a more frequent, assessment for possible impairment for accounting purposes. At September 30, 2015, we had goodwill and other intangible assets of $2.8 billion, or approximately 75% of our total assets. If we do not achieve our planned operating results or other factors impair these assets, we may be required to incur a non-cash impairment charge. Any impairment charges in the future will adversely affect our results of operations.

We may incur significant restructuring and severance charges in future periods, which would harm our operating results and cash position or increase debt.

We incurred restructuring charges of $1.2 million and $2.3 million during the three months ended September 30, 2015 and 2014, respectively. These charges consist primarily of relocation and termination benefits paid or to be paid to employees, lease obligations associated with vacated facilities and other costs incurred related to our restructuring initiatives. As of September 30, 2015, our remaining restructuring and severance obligations associated with these restructuring initiatives were $0.2 million.

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

On February 6, 2012, we filed a lawsuit against Mitchell International, Inc. in the United States District Court for the District of Delaware for infringement of one of our U.S. patents and we subsequently added an additional two continuation patents to the lawsuit. On February 24, 2015, at Mitchell International’s request, the U.S. Patent and Trademark Office (“USPTO”) instituted a Covered Business Method Patent Review (“CBM”) of the patents at issue in the lawsuit. In so doing, the USPTO preliminarily determined that it is more likely than not that the claims of such patents are not eligible for patent protection. On March 24, 2015, the United States District Court for the Southern District of California, where the lawsuit now resides, issued an order to stay the lawsuit pending the ruling of the USPTO in the CBM proceeding. Oral argument of the CBM proceeding was held before the USPTO on October 19, 2015, and the USPTO is expected to publish its decision regarding the validity of the patents at issue in the CBM proceeding by February 2016.

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

On September 21, 2015, an alleged stockholder of the Company filed an action in the Court of Chancery of the State of Delaware on behalf of a putative class of the Company’s stockholders against us and our directors, Vista, Parent and Merger Sub. The complaint alleges, among other things, that our directors breached their fiduciary duties by approving the Merger Agreement at an inadequate price and following an inadequate sale process, and that we, Vista, Parent and Merger Sub aided and abetted these alleged breaches of duty. The complainant seeks, among other things, either to enjoin the proposed transaction or to rescind it should it be consummated, as well as an award of plaintiff’s attorneys’ fees and costs in the action. On October 13, 2015, the defendants moved to dismiss the complaint for failure to state a claim. On October 21, 2015, the plaintiff filed an amended complaint that added allegations contending that the disclosure contained in the preliminary version of our proxy statement related to the Merger misstated or failed to disclose certain allegedly material information to our stockholders. On October 22, 2015, the plaintiff filed a motion for a preliminary injunction seeking to enjoin the holding of our shareholder meeting based upon his claim that our public disclosures were inadequate. On November 5, 2015, the Court denied the motion for expedited proceedings, and declined to consider plaintiff's motion seeking to enjoin the special meeting. The defendants deny any wrongdoing in connection with the merger and plan to defend vigorously against the claims set forth in the amended complaint and any injunction motion.

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

Our foreign subsidiaries generate earnings that are not subject to U.S. income taxes so long as they are permanently reinvested in our operations outside of the U.S. Pursuant to ASC Topic No. 740-30 (formerly APB 23), undistributed earnings of foreign subsidiaries that are no longer permanently reinvested would become subject to deferred income taxes under U.S. tax law. In determining if the undistributed earnings of our foreign subsidiaries are permanently reinvested, we consider the following: (i) the forecasts, budgets and cash requirements of our U.S business and our foreign subsidiaries, both for the short and long term; (ii) the tax consequences of any decision to reinvest foreign earnings, including any changes in U.S. income tax law relating to the treatment of these undistributed foreign earnings; and (iii) any U.S. and foreign government programs or regulations relating to the repatriation of these unremitted earnings. We have concluded that $350.0 million of our foreign earnings are no longer permanently reinvested, and we have recognized a deferred income taxes on these earnings. If we initiate actions to repatriate these unremitted earnings and precipitate payments of U.S. income taxes, such payments could materially adversely affect our liquidity. We continue to assert that the remaining $764.0 million of undistributed earnings generated through September 30, 2015 is permanently reinvested in our foreign operations and have no current plans to repatriate those earnings.

We began paying dividends in fiscal year 2010 and we may not be able to pay dividends on our common stock and restricted stock units in the future; as a result, your only opportunity to achieve a return on your investment may be if the price of our common stock appreciates.

We began paying quarterly cash dividends to holders of our outstanding of common stock and restricted stock units in the quarter ended September 30, 2009. On November 5, 2015, we announced that the Audit Committee of our Board of Directors approved the payment of a quarterly dividend of $0.225 per share of outstanding common stock and per outstanding restricted stock unit. The dividends are payable on December 3, 2015 to stockholders and restricted stock unit holders of record at the close of business on November 19, 2015. Any determination to pay dividends in future periods will be at the discretion of our Board of Directors. Our ability to pay dividends to holders of our common stock and restricted stock units in future periods may be limited by restrictive covenants under the indenture for the senior unsecured notes. As a result, your only opportunity to achieve a return on your investment in us could be if the market price of our common stock appreciates and you sell your shares at a profit. We cannot assure you that the market price for our common stock will ever exceed the price that you pay.

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

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
October 2013 Share Repurchase Program
October 2013 (Authorized Amount)	—	$—	—	$200,000
November 2013	136	$64.73	136	$191,183
December 2013	14	$68.43	14	$190,236
January 2014	—	$—	—	$190,236
February 2014	250	$66.91	250	$173,503
March 2014	50	$66.74	50	$170,165
April 2014	—	$—	—	$170,165
May 2014	153	$66.45	153	$159,974
June 2014	195	$65.61	195	$147,171
July 2014	—	$—	—	$147,171
August 2014	35	$60.81	35	$145,051
September 2014	465	$60.58	465	$116,865
Total	1,298	$64.03	1,298	$116,865
November 2014 Share Repurchase Program
November 2014 (Authorized Amount)				$375,000
November 2014	350	$53.38	350	$356,316
December 2014	696	$48.55	696	$322,535
January 2015	157	$47.86	157	$314,495
February 2015	137	$54.31	137	$307,040
March 2015	66	$51.51	66	$303,640
May 2015	150	$49.91	150	$296,153
June 2015	—	$—	—	$296,153
July 2015	—	$—	—	$296,153
August 2015	—	$—	—	$296,153
September 2015	—	$—	—	$296,153
Total	1,556	$50.66	1,556	$296,153

ITEM 6.	EXHIBITS.

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tony Aquila, Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Renato Giger, Chief Financial Officer and Treasurer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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
November 9, 2015