Form 10-Q
period 2015-12-31
SOLERA HOLDINGS, INC
filed 2016-01-29
CIK 1324245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to

Commission File Number 001-33461

Solera Holdings, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-1103816
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1301 Solana Blvd. Building #2, Suite 2100 Westlake, Texas 76262	(817) 961-2100
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)
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

The number of shares outstanding of the issuer’s common stock as of January 25, 2016 was 68,294,857.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SOLERA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	December 31, 2015	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$470,522	$479,592
Accounts receivable, net of allowance for doubtful accounts of $5,525 and $6,114 at December 31, 2015 and June 30, 2015, respectively	162,454	156,955
Other receivables	22,194	21,234
Other current assets	58,412	53,597
Deferred income tax assets	5,186	12,878
Total current assets	718,768	724,256
Property and equipment, net	91,122	93,391
Goodwill	1,938,236	1,950,408
Intangible assets, net	834,782	898,500
Other noncurrent assets	88,330	70,330
Noncurrent deferred income tax assets	41,384	15,745
Total assets	$3,712,622	$3,752,630
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,451	$44,239
Accrued expenses and other current liabilities	230,251	266,861
Income taxes payable	12,759	16,263
Deferred income tax liabilities	5,680	9,077
Total current liabilities	288,141	336,440
Long-term debt	3,125,384	2,481,828
Other noncurrent liabilities	97,871	73,799
Noncurrent deferred income tax liabilities	154,792	176,316
Total liabilities	3,666,188	3,068,383
Redeemable noncontrolling interests	80,795	445,552
Stockholders’ equity:
Solera Holdings, Inc. stockholders’ equity:
Common shares, $0.01 par value: 150,000 shares authorized; 68,250 and 66,985 issued and outstanding as of December 31, 2015 and June 30, 2015, respectively	374,350	579,602
Accumulated deficit	(217,673)	(173,305)
Accumulated other comprehensive loss	(202,619)	(178,474)
Total Solera Holdings, Inc. stockholders’ equity (deficit)	(45,942)	227,823
Noncontrolling interests	11,581	10,872
Total stockholders’ equity (deficit)	(34,361)	238,695
Total liabilities and stockholders’ equity	$3,712,622	$3,752,630
See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Revenues	$308,045	$282,697	$621,367	$562,780
Cost of revenues:
Operating expenses	86,239	72,437	175,026	140,969
Systems development and programming costs	28,261	25,480	56,635	51,382
Total cost of revenues (excluding depreciation and amortization)	114,500	97,917	231,661	192,351
Selling, general and administrative expenses (1)	78,956	75,591	171,934	157,467
Depreciation and amortization	44,493	39,368	88,998	77,366
Restructuring charges, asset impairments, and other costs associated with exit and disposal activities	3,398	633	4,571	2,890
Acquisition and related costs	14,960	11,458	42,978	22,810
Interest expense	45,928	28,961	90,607	56,593
Other (income) expense, net	(18,931)	17,818	20,897	18,281
	283,304	271,746	651,646	527,758
Income (loss) before provision for income taxes	24,741	10,951	(30,279)	35,022
Income tax provision (benefit)	(31,157)	1,753	(21,867)	9,252
Net income (loss)	55,898	9,198	(8,412)	25,770
Less: Net income attributable to noncontrolling interests	2,888	4,751	5,447	8,959
Net income (loss) attributable to Solera Holdings, Inc.	$53,010	$4,447	$(13,859)	$16,811
Net income (loss) attributable to Solera Holdings, Inc. per common share:
Basic	$0.78	$0.06	$(0.21)	$0.24
Diluted	$0.78	$0.06	$(0.21)	$0.24
Dividends paid per share	$0.225	$0.195	$0.45	$0.39
Weighted-average shares used in the calculation of net income (loss) attributable to Solera Holdings, Inc. per common share:
Basic	67,415	68,057	67,224	68,263
Diluted	67,700	68,397	67,224	68,691

(1) Includes share-based compensation expense of $6.2 million and $4.2 million for the three months ended December 31, 2015 and 2014, respectively, and $14.2 million and $14.3 million for the six months ended December 31, 2015 and 2014, respectively.

See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Net income (loss)	$55,898	$9,198	$(8,412)	$25,770
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $4,545, $0, $2,919 and $858, respectively	(20,638)	(42,076)	(26,200)	(109,488)
Unrealized gain (loss) on derivative financial instruments:
Unrealized gains on derivative financial instruments, net of tax of $(1,052), $(4,145), $(475), and $8,613, respectively	1,763	7,029	1,277	19,037
Amounts reclassified out of accumulated other comprehensive income (loss), net of tax of $1,295, $3,401, $542 and $(7,353), respectively	(2,169)	(5,765)	(1,305)	(16,250)
Net change in unrealized gain (loss) on derivative financial instruments, net of tax	(406)	1,264	(28)	2,787
Total other comprehensive loss	(21,044)	(40,812)	(26,228)	(106,701)
Total comprehensive income (loss)	34,854	(31,614)	(34,640)	(80,931)
Comprehensive income (loss) attributable to noncontrolling interests	77	840	3,364	(1,469)
Comprehensive income (loss) attributable to Solera Holdings, Inc.	$34,777	$(32,454)	$(38,004)	$(79,462)

See accompanying notes to condensed consolidated financial statements.

SOLERA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended December 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(8,412)	$25,770
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	88,998	77,366
Provision for doubtful accounts	1,798	2,181
Share-based compensation expense	14,186	14,312
Deferred income tax expense (benefit)	4,766	(1,513)
Change in fair value of derivative financial instruments	(1,847)	(16,250)
Loss on extinguishment of debt	1,055	—
Other	(644)	384
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
(Increase) decrease in accounts receivable	(11,955)	35
Increase in other assets	(69,149)	(50,298)
Increase (decrease) in accounts payable	(8,824)	15
Increase (decrease) in accrued expenses and other liabilities	(11,942)	27,867
Net cash provided by (used in) operating activities	(1,970)	79,869
Cash flows from investing activities:
Capital expenditures	(20,122)	(30,572)
Acquisitions and capitalization of intangible assets	(19,724)	(14,918)
Acquisitions of businesses, net of cash acquired	(4,720)	(757,642)
Increase in restricted cash	(2,171)	(123)
Net cash used in investing activities	(46,737)	(803,255)
Cash flows from financing activities:
Proceeds from debt issuance, net of payments of debt issuance costs	841,996	416,327
Payment of contingent purchase consideration	(2,692)	(15,531)
Acquisition of additional shares in majority-owned subsidiary	(619,843)	—
Principal payments on financed asset acquisitions	(71)	(92)
Repayments of long-term debt	(200,000)	—
Cash dividends paid on common shares and participating securities	(30,509)	(26,927)
Cash dividends paid to noncontrolling interests	(1,674)	(1,954)
Repurchases of common stock	—	(82,751)
Proceeds from stock purchase plan and exercise of stock options	38,777	3,896
Net cash provided by financing activities	25,984	292,968
Effect of foreign currency exchange rate changes on cash and cash equivalents	13,653	(14,296)
Net change in cash and cash equivalents	(9,070)	(444,714)
Cash and cash equivalents, beginning of period	479,592	837,751
Cash and cash equivalents, end of period	$470,522	$393,037
Supplemental cash flow information:
Cash paid for interest	$93,554	$60,963
Cash paid for income taxes	$25,854	$34,906
Supplemental disclosure of non-cash investing and financing activities:
Capital assets financed	$214	$1,342
Accrued contingent purchase consideration	$72	$11,973

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

Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), and therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated financial statements for the periods presented reflect all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the fiscal year ended June 30, 2015, included in our Annual Report on Form 10-K filed with the SEC on August 31, 2015. Our operating results for the three month period ended December 31, 2015 are not necessarily indicative of the results that may be expected for any future periods.

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

In September 2015, the FASB issued ASU Topic No. 2015 - 16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which allows an entity to recognize adjustments to provisional amounts that in a business combination in the reporting period in which the adjustment amounts are determined. ASU Topic No. 2015-16 is effective for our fiscal year 2017. We do not expect the adoption of this standard to have a material impact on our financial statements.

In November 2015, the FASB issued ASU Topic No. 2015 - 17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires deferred tax assets and liabilities to be classified as noncurrent assets or noncurrent liabilities. ASU Topic No. 2015-16 is effective for our fiscal year 2018. We do not expect the adoption of this standard to have a material impact on our financial statements.

In January 2016, the FASB issued ASU Topic No. 2016 - 1, Financial Statements - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity investments to be measured at fair value with changes in fair value recognized in income; use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk; and eliminates the requirement disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.

ASU Topic No. 2016-1 is effective for our fiscal year 2019. We do not expect the adoption of this standard to have a material impact on our financial statements.

2.	Net Income (Loss) Attributable to Solera Holdings, Inc. Per Common Share

All of our restricted stock units and performance share units have the right to receive non-forfeitable dividends on an equal basis with common stock and therefore are considered participating securities that must be included in the calculation of net income (loss) per share using the two-class method. Under the two-class method, basic and diluted net income (loss) per share is determined by calculating net income (loss) per share for common stock and participating securities based on the cash dividends paid and participation rights in undistributed earnings. Diluted net income per share also considers the dilutive effect of in-the-money stock options and unvested restricted stock units and performance share units that have the right to receive forfeitable dividends, calculated using the treasury stock method. Under the treasury stock method, the amount of assumed proceeds from unexercised stock options and unvested restricted stock units and performance share units that have the right to forfeitable dividends includes the amount of compensation cost attributable to future services not yet recognized, proceeds from the exercise of the options, and any excess income tax benefit or liability. For the six months ended December 31, 2015, we reported a net loss attributable to common shares and, as a result, all potentially dilutive common share equivalents have been excluded from the calculation of diluted net loss per share as they would be antidilutive.

The computation of basic and diluted net income (loss) attributable to Solera Holdings, Inc. per common share using the two-class method is as follows (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Basic net income (loss) attributable to Solera Holdings, Inc. per common share:
Net income (loss) attributable to Solera Holdings, Inc.	$53,010	$4,447	$(13,859)	$16,811
Less: Dividends paid and undistributed earnings allocated to participating securities	(115)	(133)	(277)	(224)
Less: Undistributed earnings allocated to participating securities	(273)	—	—	—
Net income (loss) attributable to common shares – basic	$52,622	$4,314	$(14,136)	$16,587
Weighted-average number of common shares used to compute basic net income (loss) attributable to Solera Holdings, Inc. per common share	67,415	68,057	67,224	68,263
Basic net income (loss) attributable to Solera Holdings, Inc. per common share	$0.78	$0.06	$(0.21)	$0.24
Diluted net income (loss) attributable to Solera Holdings, Inc. per common share:
Net income (loss) attributable to Solera Holdings, Inc.	$53,010	$4,447	$(13,859)	$16,811
Less: Dividends paid and undistributed earnings allocated to participating securities	(115)	(133)	(277)	(224)
Less: Undistributed earnings allocated to participating securities	(273)	—	—	—
Net income (loss) attributable to common shares – diluted	$52,622	$4,314	$(14,136)	$16,587

Weighted-average number of common shares used to compute basic net income (loss) attributable to Solera Holdings, Inc. per common share	67,415	68,057	67,224	68,263
Dilutive effect of options to purchase common stock, restricted stock units and performance share units	285	340	—	428
Weighted-average number of common shares used to compute diluted net income (loss) attributable to Solera Holdings, Inc. per common share	67,700	68,397	67,224	68,691
Diluted net income (loss) attributable to Solera Holdings, Inc. per common share	$0.78	$0.06	$(0.21)	$0.24

The following securities that could potentially dilute earnings per share in the future are not included in the determination of diluted net income (loss) attributable to Solera Holdings, Inc. per common share (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Antidilutive options to purchase common stock and restricted stock units	41	55	390	31

3.	Business Combinations

Six months ended December 31, 2015

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

During the six months ended December 31, 2015, in addition to the SRS Equity Buyout, we acquired one business for approximately $4.6 million in cash paid at closing and additional future cash payments of $5.5 million contingent upon the achievement of certain financial performance and objectives. This acquisition is immaterial to our consolidated financial statements. The purchase price allocation for this acquisition reflected in the accompanying condensed consolidated balance sheet as of December 31, 2015 is preliminary.

Six months ended December 31, 2014

On November 19, 2014, we acquired 100% of the equity interests of CAP, for approximately £284.8 million ($449.7 million) in cash paid at closing.

On July 29, 2014, we acquired 100% of the operating entities and other assets comprising I&S, for approximately $279.4 million in cash paid at closing.

During the six months ended December 31, 2014, in addition to CAP and I&S, we acquired two businesses for approximately $27.5 million in cash paid at closing and additional future cash payments of up to $14.2 million contingent upon the achievement of certain financial performance, product-related, integration and other objectives. The acquisitions completed during the six months ended December 31, 2014 were immaterial to our financial statements, both individually and in the aggregate.

At December 31, 2015, the maximum aggregate amount of remaining contingent cash payments associated with our business combinations is $68.9 million payable through fiscal year 2019.

4.	Goodwill and Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31, 2015			June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortized intangible assets:
Internally developed software	$97,640	$(35,383)	$62,257	$83,196	$(30,958)	$52,238
Purchased customer relationships	711,000	(295,227)	415,773	721,170	(267,012)	454,158
Purchased trade names and trademarks	40,401	(33,618)	6,783	41,259	(32,928)	8,331
Purchased software and database technology	608,899	(411,809)	197,090	616,040	(389,524)	226,516
Other	4,859	(4,576)	283	4,992	(4,679)	313
	$1,462,799	$(780,613)	$682,186	$1,466,657	$(725,101)	$741,556
Intangible assets not subject to amortization:
Purchased trade names and trademarks with indefinite lives	152,596	—	152,596	156,944	—	156,944
	$1,615,395	$(780,613)	$834,782	$1,623,601	$(725,101)	$898,500

The following table summarizes the activity in goodwill for the six months ended December 31, 2015 (in thousands):

	Balance at Beginning of Period	Current Period Acquisitions	Other (1)	Foreign Currency Translation Effect	Balance at End of Period
EMEA	$796,701	$2,219	$4,778	$(19,422)	$784,276
Americas	1,153,707	—	2,062	(1,809)	1,153,960
Total	$1,950,408	$2,219	$6,840	$(21,231)	$1,938,236

(1) Primarily represents purchase accounting adjustments related to acquisitions completed in fiscal year 2015.

5.	Stockholders’ Equity and Redeemable Noncontrolling Interests

The following table summarizes the activity in stockholders’ equity and redeemable noncontrolling interests for the periods indicated (in thousands):

	Stockholders’ Equity Attributable to Solera Holdings, Inc.
	Common Shares
	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Solera Holdings, Inc. Stockholders’ Equity (Deficit)	Noncontrolling Interests	Total Stockholders’ Equity (Deficit)	Redeemable Noncontrolling Interests
Balance at June 30, 2015	66,985	$579,602	$(173,305)	$(178,474)	$227,823	$10,872	$238,695	$445,552
Net income (loss)	—	—	(13,859)	—	(13,859)	2,600	(11,259)	2,847
Other comprehensive loss	—	—	—	(24,145)	(24,145)	(678)	(24,823)	(1,405)
Share-based compensation expense	—	14,186	—	—	14,186	—	14,186	—
Issuance of common shares under stock award plans, net	1,265	38,777	—	—	38,777	—	38,777	—
Dividends paid on common stock and participating securities	—	—	(30,509)	—	(30,509)	—	(30,509)	—
Dividends due to noncontrolling owners	—	—	—	—	—	(1,674)	(1,674)	(4,571)
Acquisition of remaining 50% equity ownership interest in SRS	—	(258,847)	—	—	(258,847)	—	(258,847)	(360,975)
Revaluation of and additions to noncontrolling interests	—	632	—	—	632	461	1,093	(653)
Balance at December 31, 2015	68,250	$374,350	$(217,673)	$(202,619)	$(45,942)	$11,581	$(34,361)	$80,795

	Stockholders’ Equity Attributable to Solera Holdings, Inc.
	Common Shares
	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Solera Holdings, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at June 30, 2014	68,552	$629,247	$71,417	$(12,688)	$687,976	$9,524	$697,500	$382,298
Net income	—	—	16,811	—	16,811	2,549	19,360	6,409
Other comprehensive loss	—	—	—	(96,272)	(96,272)	(1,260)	(97,532)	(9,167)
Share-based compensation expense	—	14,312	—	—	14,312	—	14,312	—
Purchases of Solera Holdings, Inc. common shares (1)	(1,526)	(14,002)	(68,749)	—	(82,751)	—	(82,751)	—
Issuance of common shares under stock award plans, net	263	3,977	—	—	3,977	—	3,977	—
Dividends paid on common stock and participating securities	—	—	(26,927)	—	(26,927)	—	(26,927)	—
Dividends due to noncontrolling owners	—	—	—	—	—	(1,952)	(1,952)	(5,303)
Acquisition of additional ownership interest in majority-owned subsidiary	—	(547)	—	—	(547)	—	(547)	—
Revaluation of and additions to noncontrolling interests	—	(34,569)	—	—	(34,569)	—	(34,569)	34,569
Balance at December 31, 2014	67,289	$598,418	$(7,448)	$(108,960)	$482,010	$8,861	$490,871	$408,806

(1)
Please refer to Note 6 for further information on repurchases of our common stock. In accordance with ASC Topic No. 505-30-30, we have allocated the cost of the shares repurchased between paid-in capital and retained earnings based on the excess of the repurchase price over the stated value.

6.	Share Repurchase Program

In November 2014, our Board of Directors approved a new share repurchase program, replacing the share repurchase program authorized in October 2013, for up to a total of $375 million of our common stock through December 31, 2016. Share repurchases are made from time to time, through an accelerated stock purchase agreement, in open market transactions at prevailing market prices or in privately negotiated transactions. The repurchase program does not require us to purchase any specific number or amount of shares, and the timing and amount of such purchases will be determined by management based upon market conditions and other factors. In addition, the program may be amended or terminated at the discretion of our Board of Directors. Through December 31, 2015, we have repurchased approximately 1.6 million shares for $78.8 million under the share repurchase program, approved by our Board of Directors in November 2014. No shares were repurchased during the six months ended December 31, 2015.

7.	Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss during the three and six months ended December 31, 2015 and 2014 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivative Financial Instruments	Change in Funded Status of Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance at September 30, 2015	$(162,812)	$(1,638)	$(19,935)	$(184,385)
Other comprehensive income (loss) before reclassifications, net of tax	(17,828)	1,763	—	(16,065)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	(2,169)	—	(2,169)
Balance at December 31, 2015	$(180,640)	$(2,044)	$(19,935)	$(202,619)

Balance at September 30, 2014	$(49,741)	$(5,431)	$(16,888)	$(72,060)
Other comprehensive income (loss) before reclassifications, net of tax	(38,164)	7,029	—	(31,135)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	(5,765)	—	(5,765)
Balance at December 31, 2014	$(87,905)	$(4,167)	$(16,888)	$(108,960)

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivative Financial Instruments	Change in Funded Status of Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance at June 30, 2015	$(156,523)	$(2,016)	$(19,935)	$(178,474)
Other comprehensive income (loss) before reclassifications, net of tax	(24,117)	1,277	—	(22,840)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	(1,305)	—	(1,305)
Balance at December 31, 2015	$(180,640)	$(2,044)	$(19,935)	$(202,619)

Balance at June 30, 2014	$11,154	$(6,954)	$(16,888)	$(12,688)
Other comprehensive income (loss) before reclassifications, net of tax	(99,059)	19,037	—	(80,022)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	(16,250)	—	(16,250)
Balance at December 31, 2014	$(87,905)	$(4,167)	$(16,888)	$(108,960)

8.	Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements Using:
	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value at December 31, 2015:
Cash and cash equivalents	$470,522	$470,522	$—	$—
Restricted cash (1)	6,063	6,063	—	—
Derivative financial instruments classified as assets (2)	69,653	—	69,653	—
Derivative financial instruments classified as liabilities (3)	50,694	—	50,694	—
Accrued contingent purchase consideration (3)	13,802	—	—	13,802
Redeemable noncontrolling interests	80,795	—	—	80,795
Fair value at June 30, 2015:
Cash and cash equivalents	$479,592	$479,592	$—	$—
Restricted cash (1)	4,077	4,077	—	—
Derivative financial instruments classified as assets (2)	60,734	—	60,734	—
Derivative financial instruments classified as liabilities (3)	41,223	—	41,223	—
Accrued contingent purchase consideration (3)	15,561	—	—	15,561
Redeemable noncontrolling interests	84,577	—	—	84,577

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

The following table summarizes the activity in accrued contingent purchase consideration which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Balance at beginning of period	$16,164	$17,008	$15,561	$20,784
Current period acquisitions	—	851	1,759	12,276
Change in fair value	(666)	(448)	(816)	(448)
Payments	(1,692)	(5,978)	(2,692)	(21,508)
Effect of foreign exchange	(4)	(2,879)	(10)	(2,550)
Balance at end of period	$13,802	$8,554	$13,802	$8,554

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

Although we considered the fair value under both the income and market approaches, we estimated the fair value of our redeemable noncontrolling interests based solely upon the income approach, which utilizes a discounted cash flow model, a Level 3 input, as we believe this is the better indicator of fair value. The significant unobservable inputs in the discounted cash flow model include a discount rate and a long-term growth rate. The discount rate used in the determination of the estimated fair value of the redeemable noncontrolling interests as of December 31, 2015 using the income approach ranged between 12.8% and 16.4%, with a weighted average discount rate of 13.2%, reflecting a market participant's perspective as a noncontrolling shareholder in a privately-held subsidiary. The long-term growth rate used in the determination of the estimated fair value of the redeemable noncontrolling interests as of December 31, 2015 using the income approach was 4.0%.

The following table summarizes the activity in redeemable noncontrolling interests which are measured at fair value on a recurring basis solely using the income approach and using significant unobservable inputs (Level 3 inputs) (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Balance at beginning of period	$85,700	$80,175	$84,577	$85,958
Net income attributable to redeemable noncontrolling interests	1,440	1,664	2,847	3,412
Dividends due to noncontrolling owners	(4,571)	(5,303)	(4,571)	(5,303)
Change in fair value	841	6,870	(653)	5,237
Effect of foreign exchange	(2,615)	(3,269)	(1,405)	(9,167)
Balance at end of period	$80,795	$80,137	$80,795	$80,137

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

No assets or liabilities were required to be measured at fair value on a nonrecurring basis during the six months ended December 31, 2015.

Fair Value of Other Financial Instruments

The carrying amounts of certain of our financial instruments, including accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short-term nature. Based on the current quoted trading price of our senior unsecured notes (Level 1 inputs), we believe that the fair value of our senior unsecured notes is approximately $3.1 billion at December 31, 2015.

9.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31, 2015	June 30, 2015
Senior unsecured notes due June 2021	$1,705,539	$1,707,400
Senior unsecured notes due November 2023	1,419,845	574,428
Unsecured term loan due May 2016	—	200,000
Total debt (1)	3,125,384	2,481,828
Less: Current portion	—	—
Long-term portion	$3,125,384	$2,481,828

(1) The balance as of December 31, 2015 and June 30, 2015 includes unamortized net premium of $25.4 million and $31.8 million, respectively.

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

On July 16, 2015, we issued additional 2023 Senior Notes in the aggregate principal amount of $850.0 million. The additional 2023 Senior Notes were issued at an original issue price of 99.500% plus accrued interest from May 1, 2015. The net proceeds from the issuance of the additional 2023 Senior Notes of $842.5 million were used to finance the SRS Equity Buyout and repay the $200.0 million unsecured term loan due May 2016. As a result of the repayment of the unsecured term loan, unamortized debt issuance costs of $1.1 million were written off during the six months ended December 31, 2015 and are presented in other (income) expense, net in the accompanying consolidated statement of income (loss). We intend to use any remaining net proceeds from the issuance of the 2023 Senior Notes for general corporate purposes, including continuing to actively seek, evaluate and potentially pursue strategic initiatives. Such strategic initiatives may include future acquisitions, joint ventures, investments or other business development opportunities.

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

In connection with the pending merger with entities affiliated with Vista Equity Partners, the Company has commenced cash tender offer to purchase all of the outstanding 2021 Senior Notes and the 2023 Senior Notes (Note 16).

The costs associated with the issuance of the 2021 Senior Notes and the 2023 Senior Notes are deferred and are included in other noncurrent assets in our consolidated balance sheet. We are amortizing these debt issuance costs to interest expense over the term of the related debt using the effective interest method.

The indentures governing the 2021 Senior Notes and the 2023 Senior Notes contain limited covenants, including those restricting our and our subsidiaries’ ability to incur certain liens, engage in sale and leaseback transactions and consolidate, merge with, or convey, transfer or lease substantially all of our or their assets to, another person, and, in the case of any of our subsidiaries that did not issue or guarantee such notes, incur indebtedness. We are in compliance with the specified covenants of the 2021 Senior Notes and the 2023 Senior Notes at December 31, 2015.

10.	Derivative Financial Instruments

In the normal course of business, we are exposed to variability in interest rates and foreign currency exchange rates. We use derivatives to mitigate risks associated with this variability. We do not use derivatives for speculative purposes. The following is a summary of outstanding derivative financial instruments as of December 31, 2015:

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

•
In March 2015, we entered into a pay fixed Euros / receive fixed U.S. dollars cross-currency swap with a notional amount of €174.8 million. Under the terms of the cross-currency swap, we pay Euro fixed coupon payments at 4.725% and receive U.S. dollar fixed coupon payments at 6.000% on the notional amount. The maturity date of the cross-currency swap is June 15, 2021. The cross-currency swap was designated as a net investment hedge at inception. We report the effective portion of the gain or loss on these hedges as a component of accumulated other comprehensive income (loss) in stockholders' equity and reclassify these gains or losses into earnings when the hedged transaction affects earnings. In October 2015, we de-designated the cross-currency swap as a net investment hedge. Upon de-designation, we recognize changes in the fair value of the cross-currency swap in other (income) expense, net in our consolidated statements of income (loss).

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

•
In July 2015, we entered into two pay fixed Euros / receive fixed U.S. dollars cross-currency swaps, each with a notional amount of €137.0 million. Under the terms of the cross-currency swaps, we pay Euro fixed coupon payments at 5.135% and receive U.S. dollar fixed coupon payments at 6.125% on the notional amount. The maturity date of the cross-currency swaps is November 1, 2018. One of the cross-currency swaps was designated as a net investment hedge at inception and one was not designated as a hedge at inception. We report the effective portion of the gain or loss on the cross-currency swap designated as a net investment hedge as a component of accumulated other comprehensive income (loss) in stockholders' equity and reclassify these gains or losses into earnings when the hedged transaction affects earnings. In October 2015, we de-designated the cross-currency swap as a net investment hedge. Upon the de-designation, we recognize changes in the fair value of both swaps in other (income) expense, net in our consolidated statements of income (loss).

•
In July 2015, we entered into a pay fixed Euros / receive fixed U.S. dollars cross-currency swap with a notional amount of €274.0 million. Under the terms of the cross-currency swap, we pay Euro fixed coupon payments at 5.585% and receive U.S. dollar fixed coupon payments at 6.125% on the notional amount. The maturity date of the cross-currency swap is November 1, 2023. The cross-currency swap was not designated as a hedge at inception. We recognize changes in the fair value of the cross-currency swaps in other (income) expense, net in our consolidated statements of income (loss).

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

The following table summarizes the fair value of our derivative financial instruments, which are included in other current assets, other noncurrent assets, accrued expenses and other current liabilities, and other noncurrent liabilities in the accompanying condensed consolidated balance sheets (in thousands):

	December 31, 2015	June 30, 2015
Derivative financial instruments classified as assets
U.S. dollar interest rate swaps	$116	$—
Fixed rate cross-currency swaps	69,537	60,734
Total	$69,653	$60,734

Derivative financial instruments classified as liabilities
U.S. dollar interest rate swaps	$—	$2,170
Fixed rate cross-currency swaps	41,722	14,327
Foreign currency forward contract	8,972	24,726
Total	$50,694	$41,223

The following table summarizes the effect of our derivative financial instruments designated as cash flow hedges on the consolidated statements of income (loss) and accumulated other comprehensive income (loss) (“AOCI”) for the three and six months ended December 31, 2015 and 2014 (in thousands).

Derivative Financial Instruments	Income (Loss) Recognized in AOCI on Derivatives (1)	Location of Income (Loss) Reclassified from AOCI into Income (1)	Income (Loss) Reclassified from AOCI into Income (1)	Location of Income (Loss) Recognized in Income on Derivatives (2)	Income (Loss) Recognized in Income on Derivatives (2)
Three Months Ended December 31, 2015
Fixed rate cross-currency swaps	$3,162	Interest Expense	$347	N/A	$—
		Other (Income) Expense, net	3,464	N/A	—
Total	$3,162		$3,811		$—
Three Months Ended December 31, 2014
Fixed rate cross-currency swaps	$7,852	Interest Expense	$67	N/A	$—
		Other (Income) Expense, net	5,777	N/A	—
Total	$7,852		$5,844		$—

Six Months Ended December 31, 2015
Fixed rate cross-currency swaps	$2,382	Interest Expense	$631	N/A	$—
		Other (Income) Expense, net	1,842	N/A	—
Total	$2,382		$2,473		$—
Six Months Ended December 31, 2014
Fixed rate cross-currency swaps	$17,866	Interest Expense	$76	N/A	$—
		Other (Income) Expense, net	16,754	N/A	—
Total	$17,866		$16,830		$—

(1)	Effective portion.

(2)	Ineffective portion and amount excluded from effectiveness testing.

The following table summarizes the effect of our derivative financial instruments designated as net investment hedges on the consolidated statements of income (loss) and accumulated other comprehensive income (loss) (“AOCI”) for the three and six months ended December 31, 2015:

	Income (Loss) Recognized in AOCI on Derivatives (1)	Location of Income (Loss) Reclassified from AOCI into Income (1)	Income (Loss) Reclassified from AOCI into Income (1)	Location of Income (Loss) Recognized in Income on Derivatives (2)	Income (Loss) Recognized in Income on Derivatives (2)
Three Months Ended December 31, 2015
Fixed rate cross-currency swap (3)	$—	N/A	$—	N/A	$—
Six Months Ended December 31, 2015
Fixed rate cross-currency swap	$(4,825)	N/A	$—	N/A	$—

(1)	Effective portion.

(2)	Ineffective portion and amount excluded from effectiveness testing.

(3)	We de-designated the fixed rate cross-currency swaps as net investment hedges in October 2015.

No net investment hedges were outstanding during the three and six months ended December 31, 2014.

We recognized unrealized (gains) losses on derivatives not designated as hedging instruments of $(14.8) million and $12.5 million during the three and six months ended December 31, 2015, respectively, as compared to $11.8 million and $9.4 million during the three and six months ended December 31, 2014, respectively. Unrealized (gains) losses on derivatives not designated as hedging instruments are included in other (income) expense, net in our consolidated statements of income (loss).

11.	Share-Based Compensation

Share-Based Award Activity

The following table summarizes restricted stock unit and performance share unit activity during the six months ended December 31, 2015:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Nonvested at June 30, 2015	793	$57.49
Granted	—	$—
Vested	(234)	$55.29
Forfeited	(67)	$57.89
Nonvested at December 31, 2015	492	$58.49

Each performance share unit represents the right to receive one share of our common stock based on our total stockholder return and/or the achievement of certain financial performance targets during applicable performance periods. The number of granted shares reflected in the table above assumes the maximum number of performance share units will be earned.

The following table summarizes stock option activity during the six months ended December 31, 2015:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2015	4,063	$50.57
Granted	—	$—
Exercised	(1,053)	$38.04
Canceled	(68)	$49.71
Outstanding at December 31, 2015	2,942	$55.07	3.95	$6,876
Exercisable at December 31, 2015	982	$51.98	3.44	$4,736

Of the stock options outstanding at December 31, 2015, approximately 1.7 million are vested or expected to vest.

Cash received from the exercise of stock options was $38.8 million during the six months ended December 31, 2015. The intrinsic value of stock options exercised during the six months ended December 31, 2015 and 2014 totaled $16.8 million and $1.3 million, respectively.

Valuation of Share-Based Awards

No stock options were granted during the six months ended December 31, 2015. For stock options granted during the six months ended December 31, 2014, we utilized the Black-Scholes option pricing model for estimating the grant date fair value of stock options with the following assumptions:

	Risk-Free Interest Rate	Expected Term (in years)	Weighted Average Expected Stock Price Volatility	Expected Dividend Yield	Weighted Average Per Share Grant Date Fair Value
Six Months Ended December 31, 2014	1.7%	4.5	24%	1.4%	$11.20

We based the risk-free interest rate on the implied yield available on U.S. Treasury constant maturities in effect at the time of the grant with remaining terms equivalent to the respective expected terms of the options. We determined the expected life of an award by considering various relevant factors, including the vesting period and contractual term of the award, our employees’ historical exercise patterns and length of service, the expected future volatility of our stock price and employee characteristics. We determined the expected volatility based on our historical stock price volatility over the expected term. The dividend yield is based on our quarterly dividend of $0.195 per share declared during the six months ended December 31, 2014.

No restricted stock units or performance share units were granted during the six months ended December 31, 2015. The weighted average grant date fair value of restricted stock units and performance share units granted during the six months ended December 31, 2014 was $56.40, determined based on the market price of our common stock on the date of grant, which approximates the intrinsic value.

Share-Based Compensation Expense

Share-based compensation expense was $6.2 million and $4.2 million for the three months ended December 31, 2015 and 2014, respectively, $14.2 million and $14.3 million for the six months ended December 31, 2015 and 2014, respectively, and is reported in selling, general and administrative expenses in the accompanying consolidated statements of income (loss). At December 31, 2015, the estimated total remaining unamortized share-based compensation expense, net of forfeitures, was $29.2 million, which we expect to recognize over a weighted-average period of 1.8 years.

12.	Defined Benefit Pension Plans

Our foreign subsidiaries sponsor various defined benefit pension plans and individual defined benefit arrangements covering certain eligible employees. We base the benefits under these pension plans on years of service and compensation levels. Funding is limited to statutory requirements.

The components of net pension expense were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Service cost — benefits earned during the period	$1,229	$1,145	$2,501	$2,353
Interest cost on projected benefits	487	673	987	1,381
Expected return on plan assets	(460)	(536)	(932)	(1,099)
Amortization of gain	360	303	729	620
Net pension expense	$1,616	$1,585	$3,285	$3,255

13. Other (Income) Expense, Net

Other (income) expense, net consists of the following (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Investment income	$(126)	$(160)	$(393)	$(376)
Foreign exchange losses	5,640	11,674	11,164	24,927
Realized gains on derivative financial instruments	(5,478)	—	(822)	—
Reclassifications of accumulated other comprehensive income related to derivative financial instruments designated as hedges	(3,464)	(5,778)	(1,847)	(16,250)
Unrealized losses (gains) on derivative financial instruments not designated as hedges	(14,816)	11,757	12,518	9,365
(Gains) losses on asset sales	(895)	3	(933)	109
Loss on debt extinguishment	—	—	1,055	—
Other expense	208	322	155	506
Other (income) expense, net	$(18,931)	$17,818	$20,897	$18,281

14.	Provision For Income Taxes

Our tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period.  Our quarterly tax provision is subject to significant variation due to several factors, including variability in accurately predicting our pre-tax income or loss and the mix of jurisdictions to which they relate, changes in how we do business, acquisitions, foreign currency gains (losses), changes in law, and relative changes of expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income or loss.

We recorded an income tax provision (benefit) of $(31.2) million and $(21.9) million for the three and six months ended December 31, 2015, respectively, and $1.8 million and $9.3 million for the three and six months ended December 31, 2014, respectively. For the three and six months ended December 31, 2015, the expected tax provision derived from applying the U.S. federal statutory rate to our pre-tax income differed from our recorded income tax provision primarily due to the amount of our pre-tax loss, relative to our income tax expense, nondeductible expenses, and changes in tax law.

Gross unrecognized tax benefits as of December 31, 2015 and June 30, 2015 were $10.6 million and $10.3 million, respectively. No significant interest and penalties have been accrued during the six months ended December 31, 2015.

Pursuant to the terms of the respective acquisition agreements, the sellers in our business combinations have indemnified us for all tax liabilities related to the pre-acquisition periods. We are liable for any tax assessments for the post-acquisition periods for our U.S. and foreign jurisdictions.

As of each reporting date, management considers all evidence, both positive and negative, that could impact our view with regards to future realization of deferred tax assets including our U.S. cumulative income or loss position over the 12 quarters ended December 31, 2015 which included recent increases to interest expense. As of December 31, 2015 and June 30, 2015, we continue to maintain a valuation allowance on our U.S. deferred tax assets of $26.9 million due to the limitation in our ability to utilize foreign tax credit carryforwards prior to the expiration of the carryforward periods. The U.S. cumulative loss position reduced the weight given to subjective evidence such as projections for future growth. We believe that our estimate of future taxable income is reasonable but inherently uncertain, and if our current or future operations and investments generate taxable income different than the anticipated amounts or US tax law changes reduce income expected in the future, adjustments to the valuation allowance are possible.

Primarily due to the increase in our U.S. debt service obligations resulting from the issuance of additional unsecured senior notes in the aggregate principal amount of $400.0 million during fiscal year 2015 and the issuance of additional unsecured senior notes in the aggregate principal amount of $850.0 million in July 2015, management concluded that the ability to access certain amounts of foreign earnings would provide greater flexibility to meet domestic cash flow needs without constraining foreign objectives. Accordingly, in fiscal year 2015 we withdrew the permanent reinvestment assertion on $350.0 million of earnings generated by certain of our foreign subsidiaries through fiscal year 2015. We provided for U.S. income taxes on the $350.0 million of undistributed foreign earnings, resulting in the recognition of a deferred tax liability of approximately $123.7 million. During the three and six months ended December 31, 2015, we recognized a deferred income tax expense of $4.5 million and $2.9 million, respectively, related to the impact of fluctuations in foreign currency exchanges rates on the portion of the $350.0 million of unremitted earnings generated prior to fiscal year 2015.

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

(in thousands)	EMEA	Americas	Corporate	Total
Three Months Ended December 31, 2015
Revenues	$133,441	$174,604	$—	$308,045
Income (loss) before provision for income taxes	38,794	42,864	(56,917)	24,741
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	15,914	27,048	1,531	44,493
Interest expense	331	25	45,572	45,928
Other (income) expense, net	1,574	1,016	(21,521)	(18,931)
Capital expenditures	6,993	6,862	—	13,855
Three Months Ended December 31, 2014
Revenues	$134,655	$148,042	$—	$282,697
Income (loss) before provision for income taxes	44,764	32,254	(66,067)	10,951
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	13,920	25,285	163	39,368
Interest expense	55	27	28,879	28,961
Other expense, net	861	879	16,078	17,818
Capital expenditures	9,752	9,918	—	19,670
Six Months Ended December 31, 2015
Revenues	$267,097	$354,270	$—	$621,367
Income (loss) before provision for income taxes	71,814	77,664	(179,757)	(30,279)
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	31,905	55,213	1,880	88,998
Interest expense	410	50	90,147	90,607
Other expense, net	2,298	4,931	13,668	20,897
Capital expenditures	9,717	10,405	—	20,122
Total assets as of December 31, 2015	1,541,506	1,895,524	275,592	3,712,622
Total assets as of June 30, 2015	1,596,681	1,986,409	169,540	3,752,630
Six Months Ended December 31, 2014
Revenues	$270,523	$292,257	$—	$562,780
Income (loss) before provision for income taxes	91,296	65,173	(121,447)	35,022
Significant items included in income (loss) before provision for income taxes:
Depreciation and amortization	27,186	49,851	329	77,366
Interest expense	99	87	56,407	56,593
Other expense, net	858	1,534	15,889	18,281
Capital expenditures	15,668	14,904	—	30,572

Geographic revenue information is based on the location of the customer and was as follows for the periods presented (in thousands):

	Europe *	United States	United Kingdom	All Other	Total
Three Months Ended December 31, 2015	$85,480	$153,905	$42,974	$25,686	$308,045
Three Months Ended December 31, 2014	93,637	123,814	36,419	28,827	282,697
Six Months Ended December 31, 2015	169,814	312,279	87,495	51,779	621,367
Six Months Ended December 31, 2014	192,393	242,861	69,292	58,234	562,780
*    Excludes the United Kingdom.

16.	Pending Acquisition by Affiliates of Vista Equity Partners

On September 13, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Summertime Holding Corp., a Delaware corporation (“Parent”), and Summertime Acquisition Corp., a Delaware corporation and an indirect wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as an indirect wholly owned subsidiary of Parent. Parent and Merger Sub were formed by affiliates of Vista Equity Partners Fund V, L.P., a Delaware limited partnership (the “Sponsor” or “Vista”). The board of directors of the Company (the “Board”), following the receipt of the unanimous recommendation of a special committee of independent directors of the Board, unanimously approved the Merger Agreement. On December 8, 2015, our stockholders voted to adopt the Merger Agreement.

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

Consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the approval of the Merger by the affirmative vote of holders of a majority of the outstanding shares of the Common Stock entitled to vote at a stockholders meeting (which was approved on December 8, 2015), (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (which termination occurred on October 9, 2015) and the receipt of certain other non-United States regulatory approvals required to consummate the Merger (which we have received effective as of December 31, 2015), and (iii) other customary closing conditions, including (a) the absence of any law or order prohibiting the Merger or the other transactions contemplated by the Merger Agreement, (b) the accuracy of each party’s representations and warranties (subject to customary materiality qualifiers) and (c) each party’s performance of its obligations and covenants contained in the Merger Agreement. The Merger Agreement contains representations, warranties and covenants of the parties customary for a transaction of this type, including, among other things, covenants not to solicit alternative transactions or to provide information or enter into discussions in connection with alternative transactions, subject to certain exceptions to allow the Board to exercise its fiduciary duties.

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

In connection with the pending Merger, the Company commenced cash tender offers for the 2021 Senior Notes and the 2023 Senior Notes (collectively, the "Notes"). Noteholders that validly tender their Notes by January 28, 2016 (the “Early Tender Date”) will receive an amount equal to $1,012.50 per $1,000.00 in principal amount of Notes, which includes an early participation premium of $50.00 per $1,000.00 in principal amount. Noteholders that validly tender their Notes by January 29, 2016 (the “Expiration Date”) will receive an amount equal to $962.50 per $1,000.00 in principal amount of Notes. Consummation of the tender offer and payment for the Notes validly tendered pursuant to the tender offer are subject to the satisfaction of certain conditions, including, but not limited to, the receipt of requisite consents, the consummation of the Merger and financing conditions.

Concurrently with the commencement of the tender offer, the Company commenced the requisite change of control redemption offer for the Notes at a redemption price equal to 101.000% of the principal amount of the notes redeemed, plus accrued and unpaid interest, if any, through the redemption date ("Change of Control Offer").

As of January 6, 2016, the Company has received tenders and consents from holders of $1,680.7 million in aggregate principal amount of the 2021 Senior Notes, representing approximately 99.7% of the total outstanding principal amount of the 2021 Senior Notes, and tenders and consents from holders of $1,413.8 million in aggregate principal amount of the 2023 Notes, representing approximately 99.9% of the total outstanding principal amount of the 2023 Notes.

The Company has received the requisite consents in respect of the Notes to amend the respective indentures governing the Notes. As a result, the Company and the Trustee executed supplemental indentures relating to each of the 2021 Notes and the 2023 Notes on November 20, 2015 ("Supplemental Indentures").  Upon the effectiveness of the Supplemental Indentures, the Company will no longer have an obligation to make the Change of Control Offer.  As a result, the Company terminated the Change of Control Offer.

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

On November 17, 2015, a duplicative action was filed in the Court of Chancery of the State of Delaware against our directors on behalf of the same putative class of the Company’s stockholders, alleging similar claims for breach of fiduciary duty and challenging the merger and the disclosures relating to the merger.   On December 23, 2015, the defendants filed a motion to dismiss this action.  That motion remains pending.  The defendants deny any wrongdoing in connection with the merger and plan to defend vigorously against the claims set forth in these actions.

Other than expenses associated with the proposed Merger, which are reported in acquisition and related costs in the accompanying consolidated statements of income (loss), the Merger did not impact our reported financial results as of and for the three and six months ended December 31, 2015.

17.	Subsequent Events

On January 28, 2016, we announced that the Audit Committee of our Board of Directors approved the payment of a quarterly dividend of $0.225 per share of outstanding common stock and per outstanding restricted stock unit. The dividends are payable on the earlier of the closing date of the Merger or March 1, 2016 to stockholders and restricted stock unit holders of record at the close of business on February 11, 2016.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are identified by the use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies and include, but are not limited to, statements about: the expected completion of the Merger and Vista's ability to consummate the Merger; our ability to execute on Mission 2020; increase in customer demand for our software and services; growth rates for the automobile insurance claims industry; growth rates for vehicle purchases and car parcs; customer adoption rates for digitized claims processing software and services; increases in customer spending on digitized claims processing software and services; efficiencies resulting from digitized claims processing; performance and benefits of our products and services; development or acquisition of claims processing and other products and services in areas other than automobile insurance, including our "digital garage" and risk and asset management platform; our relationship with insurance company customers as they continue global expansion; revenue growth resulting from the launch of new software and services, including our "digital garage" and risk and asset management platform; improvements in operating margins resulting from operational efficiency initiatives; increased utilization of our software and services resulting from increased severity; our expectations regarding the growth rates for vehicle insurance; changes in the amount of our existing unrecognized tax benefits; our revenue mix; our income taxes, including the periods during which tax benefits may be recognized; restructuring plans, potential restructuring charges and their impact on our revenues; our operating expense growth and operating expenses as a percentage of our revenues; stability of our development and programming costs; growth of our selling, general and administrative expenses; increase in total depreciation and amortization expense; increase in interest expense and possible impact of future foreign currency fluctuations; growth of our acquisition and related costs; our ability to realize our U.S. deferred tax assets during the respective carryforward and reversal periods; our use of cash and liquidity position going forward; cash needs to service our debt; our ability to grow in all types of markets and the benefits of products and services of companies or assets we have acquired.
Actual results could differ materially from those projected, implied or anticipated by our forward-looking statements. Some of the risks that could cause actual results to differ include: those set forth in the sections titled “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere as described in this Quarterly Report on Form 10-Q. These risks include, but are not limited to: the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement; the failure to satisfy each of the conditions to the consummation of the Merger; the failure to obtain the necessary funding under the financing arrangements set forth in the debt and equity commitment letters delivered pursuant to the Merger Agreement; risks related to disruption of our management's attention from our ongoing business operations due to the Merger; the effect of the announcement of the Merger on our relationships with our customers, suppliers, operating results and business generally; the risk that any announcements relating to the Merger could have adverse effects on the market price of our common stock; the outcome of any legal proceedings related to the Merger; our ability to recognize expected benefits of the Merger; risks related to employee retention as a result of the Merger; the risk that the Merger will not be consummated within the expected time period or at all; our reliance on a limited number of customers for a substantial portion of our revenues; effects of competition on our software and service pricing and our business; unpredictability and volatility of our operating results, which include the volatility associated with foreign currency exchange risks, our sales cycle, seasonality, changes in the amount of our income tax provision (benefit) or other factors; effects of the global economic downturn on demand for or utilization of our products and services; risks associated with and possible negative consequences of acquisitions, joint ventures, divestitures and similar transactions, including regulatory matters and risks related to our ability to successfully integrate our acquired businesses; our ability to increase market share, successfully introduce new software and services (including but not limited to our risk and asset management platform and our “digital garage” product) and expand our operations, including in new geographic locations; time and expenses associated with customers switching from competitive software and services to our software and services; rapid technology changes in our industry; effects of changes in or violations by us or our customers of government regulations; costs and possible future losses or impairments relating to our acquisitions; use of cash to service our debt and effects on our business of restrictive covenants in our bond indentures; our ability to obtain additional financing as necessary to support our operations including Mission 2020; country-specific risks associated with operating in multiple countries; damage to our business or reputation resulting from system failures, delays and other problems; successful integration of acquired businesses that operate in industries outside of our core market; risks associated with a diversified business; our reliance on third-party information for our software and services; the financial impact of future significant restructuring and severance charges; the impact of changes in our tax provision (benefit) or effective tax rate; our ability to pay dividends in future periods; our present and anticipated continued dependence on both a limited number of key personnel and hiring and retaining sufficient numbers of qualified personnel to support our present and future operations and business strategy; any material adverse impact of cur rent or future litigation on our results or business, including litigation with Mitchell International; and other factors that are described from time to time in our periodic filings with the SEC.
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

All percentage amounts and ratios were calculated using the underlying data in whole dollars and may reflect rounding adjustments. Operating results for the three months ended December 31, 2015 are not necessarily indicative of the results that may be expected for any future period. We describe the effects on our results that are attributed to changes in foreign currency exchange rates as constant currency which we measure by converting the current period results into U.S. dollars at the average rates in effect for the same period from the prior year.

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

We serve over 195,000 customers and are active in over 75 countries across six continents with approximately 5,400 employees. Our customers include more than 4,000 automobile insurance companies, 60,500 collision repair facilities, 12,600 independent assessors, 49,000 service, maintenance and repair facilities and 68,400 automotive recyclers, auto dealers and others. We derive revenues from many of the world’s largest automobile insurance companies, including the ten largest automobile insurance companies in Europe and eight of the ten largest automobile insurance companies in North America.

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

Pending Acquisition by affiliates of Vista Equity Partners

On September 13, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Summertime Holding Corp., a Delaware corporation (“Parent”), and Summertime Acquisition Corp., a Delaware corporation and an indirect wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as an indirect wholly owned subsidiary of Parent. Parent and Merger Sub were formed by affiliates of Vista Equity Partners Fund V, L.P., a Delaware limited partnership (the “Sponsor” or “Vista”). Our board of directors (the “Board”), following the receipt of the unanimous recommendation of a special committee of independent directors of the Board, unanimously approved the Merger Agreement. On December 8, 2015, our stockholders voted to adopt the Merger Agreement.

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

The closing of the Merger is conditioned upon customary closing conditions. We have received all required regulatory approvals necessary to complete the Merger. The Merger is expected to close no later than the first calendar quarter of 2016.

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

The table below sets forth our revenues by reportable segment and as a percentage of our total revenues for the periods indicated (dollars in millions):

	Three Months Ended December 31,				Six Months Ended December 31,
	2015		2014		2015		2014
EMEA	$133.4	43.3%	$134.7	47.6%	$267.1	43.0%	$270.5	48.1%
Americas	174.6	56.7	148.0	52.4	354.3	57.0	292.3	51.9
Total	$308.0	100.0%	$282.7	100.0%	$621.4	100.0%	$562.8	100.0%

For the three and six months ended December 31, 2015, the United States and the United Kingdom were the only countries that individually represented more than 10% of our total revenues.

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

Operating expenses

Our operating expenses primarily include: compensation and benefit costs for our operations, database development and customer service personnel; other costs related to operations, database development and customer support functions; third-party data and royalty costs; costs related to computer software and hardware used in the delivery of our software and services; postage costs; and the costs of purchased data.

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

Foreign currency. During the three and six months ended December 31, 2015, we generated approximately 50% of our revenues and incurred a majority of our costs, in currencies other than the U.S. dollar, primarily the Euro, as compared to 56% and 57% for the three and six months ended December 31, 2014, respectively. We translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period for our consolidated statement of income and certain components of stockholders’ equity and the exchange rate at the end of that period for the consolidated balance sheet. These translations resulted in foreign currency translation loss adjustments of $17.8 million and $24.1 million for the three and six months ended December 31, 2015, respectively, and $38.2 million and $99.1 million for the three and six months ended December 31, 2014, respectively, which are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction losses recognized in our consolidated statements of income (loss) were $2.2 million and $9.3 million during the three and six months ended December 31, 2015, respectively, and $5.9 million and $8.7 million during the three and six months ended December 31, 2014, respectively.

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

Period	Average Euro-to-U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2014	$1.33	$1.67
Quarter ended December 31, 2014	$1.25	$1.58
Quarter ended March 31, 2015	$1.13	$1.52
Quarter ended June 30, 2015	$1.11	$1.53
Quarter ended September 30, 2015	$1.11	$1.55
Quarter ended December 31, 2015	$1.10	$1.52

During the three months ended December 31, 2015 as compared to the three months ended December 31, 2014, the U.S. dollar strengthened against most major foreign currencies we use to transact our business. The average U.S. dollar strengthened versus the Euro by 12.3% and the Pound Sterling by 4.1%, which decreased our revenues and expenses for the three months ended December 31, 2015. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in an increase or decrease, as the case may be, to our revenues of $7.7 million and $15.5 million during the three and six months ended December 31, 2015.

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

Share-based compensation expense. We incurred pre-tax, non-cash share-based compensation charges of $6.2 million and $14.2 million for the three and six months ended December 31, 2015, respectively, and $4.2 million and $14.3 million for the three and six months ended December 31, 2014, respectively. We expect to recognize additional pre-tax, non-cash share-based compensation charges related to share-based awards outstanding at December 31, 2015. The estimated total remaining unamortized share-based compensation expense, net of forfeitures, was $29.2 million, which we expect to recognize over a weighted-average period of 1.8 years.

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

Results of Operations

Our results of operations include the results of operations of acquired companies from the date of the respective acquisitions.

The table below sets forth statement of income data, including the amount and percentage changes for the periods indicated (dollars in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2015	2014	Change		2015	2014	Change
	$	$	$	%	$	$	$	%
Revenues	308,045	282,697	25,348	9.0	621,367	562,780	58,587	10.4
Cost of revenues:
Operating expenses	86,239	72,437	13,802	19.1	175,026	140,969	34,057	24.2
Systems development and programming costs	28,261	25,480	2,781	10.9	56,635	51,382	5,253	10.2
Total cost of revenues (excluding depreciation and amortization)	114,500	97,917	16,583	16.9	231,661	192,351	39,310	20.4
Selling, general & administrative expenses	78,956	75,591	3,365	4.5	171,934	157,467	14,467	9.2
Depreciation and amortization	44,493	39,368	5,125	13.0	88,998	77,366	11,632	15.0
Restructuring charges, asset impairments and other costs associated with exit and disposal activities	3,398	633	2,765	436.8	4,571	2,890	1,681	58.2
Acquisition and related costs	14,960	11,458	3,502	30.6	42,978	22,810	20,168	88.4
Interest expense	45,928	28,961	16,967	58.6	90,607	56,593	34,014	60.1
Other (income) expense, net	(18,931)	17,818	(36,749)	(206.2)	20,897	18,281	2,616	14.3
	283,304	271,746	11,558	4.3	651,646	527,758	123,888	23.5
Income (loss) before provision for income taxes	24,741	10,951	13,790	125.9	(30,279)	35,022	(65,301)	(186.5)
Income tax provision (benefit)	(31,157)	1,753	(32,910)	(1,877.4)	(21,867)	9,252	(31,119)	(336.3)
Net income (loss)	55,898	9,198	46,700	507.7	(8,412)	25,770	(34,182)	(132.6)
Less: Net income attributable to noncontrolling interests	2,888	4,751	(1,863)	(39.2)	5,447	8,959	(3,512)	(39.2)
Net income (loss) attributable to Solera Holdings, Inc.	53,010	4,447	48,563	1,092.0	(13,859)	16,811	(30,670)	(182.4)

The table below sets forth our statement of income data expressed as a percentage of revenues for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Operating expenses	28.0	25.6	28.2	25.0
Systems development and programming costs	9.2	9.0	9.1	9.1
Total cost of revenues (excluding depreciation and amortization)	37.2	34.6	37.3	34.1
Selling, general & administrative expenses	25.6	26.7	27.7	28.0
Depreciation and amortization	14.4	13.9	14.3	13.7
Restructuring charges, asset impairments and other costs associated with exit and disposal activities	1.1	0.2	0.7	0.5
Acquisition and related costs	4.9	4.1	6.9	4.1
Interest expense	14.9	10.2	14.6	10.1
Other (income) expense, net	(6.1)	6.3	3.4	3.2
	92.0	96.1	104.9	93.8
Income (loss) before provision for income taxes	8.0	3.9	(4.9)	6.2
Income tax provision (benefit)	(10.1)	0.6	(3.5)	1.6
Net income (loss)	18.1	3.3	(1.4)	4.6
Less: Net income attributable to noncontrolling interests	0.9	1.7	0.9	1.6
Net income (loss) attributable to Solera Holdings, Inc.	17.2%	1.6%	(2.2)%	3.0%

Revenues

Three Months Ended December 31, 2015 vs. Three Months Ended December 31, 2014. During the three months ended December 31, 2015, revenues increased $25.3 million, or 9.0%, to $308.0 million and include incremental revenue contributions from CAP and other acquisitions of $6.4 million, and $22.5 million respectively. On a constant currency basis and excluding incremental revenue contributions from CAP and other acquisitions, revenues increased $16.5 million, or 5.9%, during the three months ended December 31, 2015 due to revenue growth in our EMEA and America segments.

Our EMEA revenues decreased $1.2 million, or 0.9%, to $133.4 million and include incremental revenue contributions from CAP and other acquisitions of $6.4 million and $1.3 million, respectively. On a constant currency basis and excluding the incremental revenue contributions from CAP and other acquisitions, EMEA revenues increased $5.7 million, or 4.4%, during the three months ended December 31, 2015 primarily due to growth in transaction revenues in several countries.

Our Americas revenues increased $26.6 million, or 17.9%, to $174.6 million and include incremental revenue contributions from other acquisitions of $21.2 million. On a constant currency basis and excluding incremental revenue contributions from other acquisitions, Americas revenues increased $10.7 million, or 7.3%, during the three months ended December 31, 2015 resulting from growth in transaction and subscription revenues from sales to new and existing customers.

Six Months Ended December 31, 2015 vs. Six Months Ended December 31, 2014. During the six months ended December 31, 2015, revenues increased $58.6 million, or 10.4%, to $621.4 million and include incremental revenue contributions from I&S, CAP and other acquisitions of $5.7 million, $18.2 million, and $45.1 million, respectively. On a constant currency basis and excluding incremental revenue contributions from I&S, CAP and other acquisitions, revenues increased $36.6 million, or 6.9%, during the six months ended December 31, 2015 due to revenue growth in our EMEA and America segments.

Our EMEA revenues decreased $3.4 million, or 1.3%, to $267.1 million and include incremental revenue contributions from CAP and other acquisitions of $18.2 million and $2.2 million, respectively. On a constant currency basis and excluding the incremental revenue contributions from CAP and other acquisitions, EMEA revenues increased $11.3 million, or 4.3%, during the six months ended December 31, 2015 resulting from growth in transaction revenues in several countries.

Our Americas revenues increased $62.0 million, or 21.2%, to $354.3 million and include incremental revenue contributions from I&S and other acquisitions of $5.7 million and $42.9 million, respectively. On a constant currency basis and excluding incremental revenue contributions from I&S and other acquisitions, Americas revenues increased $25.2 million, or 9.4%, during the six months ended December 31, 2015 resulting from growth in transaction and subscription revenues from sales to new and existing customers.

Set forth below are revenues from each of our principal customer categories and as a percentage of revenues for the periods indicated (dollars in millions):

	Three Months Ended December 31,				Six Months Ended December 31,
	2015		2014		2015		2014
Insurance companies	$108.4	35.2%	$112.2	39.7%	$221.8	35.7%	$221.4	39.3%
Collision and glass repair facilities	68.7	22.3	72.3	25.6	137.3	22.1	147.9	26.3
Independent assessors	16.0	5.2	18.2	6.4	31.9	5.1	37.6	6.7
Service, maintenance and repair facilities	56.1	18.2	31.8	11.3	111.9	18.0	63.1	11.2
Automotive recyclers, salvage, dealerships and others	58.8	19.1	48.2	17.0	118.5	19.1	92.7	16.6
Total	$308.0	100.0%	$282.7	100.0%	$621.4	100.0%	$562.7	100.0%

Revenue growth for each of our customer categories was as follows:

	Three Months Ended December 31, 2015		Six Months Ended December 31, 2015
(dollars in millions)	Revenue Growth	Percentage Change	Revenue Growth	Percentage Change
Insurance companies	$(3.8)	(3.3)%	$0.4	0.2%
Collision and glass repair facilities	(3.6)	(4.9)	(10.6)	(7.1)
Independent assessors	(2.2)	(12.0)	(5.7)	(15.3)
Service, maintenance and repair facilities	24.3	76.3	48.8	77.2
Automotive recyclers, salvage, dealerships and others	10.6	21.8	25.8	27.7
Total	$25.3	9.0%	$58.7	10.4%

On a constant currency basis, revenue growth for each of our customer categories was as follows:

	Three Months Ended December 31, 2015		Six Months Ended December 31, 2015
(dollars in millions)	Revenue Growth	Percentage Change	Revenue Growth	Percentage Change
Insurance companies	$4.9	4.3%	$19.8	9.0%
Collision and glass repair facilities	4.0	5.5	7.3	4.9
Independent assessors	0.3	2.0	0.3	0.8
Service, maintenance and repair facilities	24.3	76.4	48.8	77.2
Automotive recyclers, salvage, dealerships and others	12.6	26.1	31.2	33.6
Total	$46.1	16.3%	$107.4	19.1%

Operating expenses

Three Months Ended December 31, 2015 vs. Three Months Ended December 31, 2014. During the three months ended December 31, 2015, operating expenses increased $13.8 million, or 19.1%, to $86.2 million and include incremental operating expense contributions from CAP and other acquisitions of $1.1 million and $13.5 million, respectively. On a constant currency basis and excluding incremental operating expense contributions from CAP and other acquisitions, operating expenses increased $2.7 million, or 3.8%, during the three months ended December 31, 2015 primarily due to an increase in operating expenses in our Americas segment.

Our EMEA operating expenses decreased $0.6 million, or 2.5%, to $24.0 million and include incremental operating expense contributions from CAP and other acquisitions of $1.1 million and $0.4 million, respectively. On a constant currency basis and excluding the incremental operating expense contributions from CAP and other acquisitions, EMEA operating expenses increased $0.4 million, or 1.7%, during the three months ended December 31, 2015, resulting from the revenue growth during the period.

Our Americas operating expenses increased $14.4 million or 30.1%, to $62.3 million and include incremental operating expense contributions from other acquisitions of $13.1 million. On a constant currency basis and excluding incremental operating expense contributions from other acquisitions, Americas operating expenses increased $2.3 million, or 4.8%, during the three months ended December 31, 2015 resulting from the revenue growth during the period.

Six Months Ended December 31, 2015 vs. Six Months Ended December 31, 2014. During the six months ended December 31, 2015, operating expenses increased $34.1 million, or 24.2%, to $175.0 million and include incremental operating expense contributions from I&S, CAP, and other acquisitions of $3.2 million, $2.6 million, and $27.0 million, respectively. On a constant currency basis and excluding incremental operating expense contributions from I&S, CAP, and other acquisitions, operating expenses increased $9.1 million, or 7.3%, during the six months ended December 31, 2015 primarily due to an increase in operating expenses in our Americas segment.

Our EMEA operating expenses decreased $2.2 million, or 4.5%, to $46.7 million and include incremental operating expense contributions from CAP and other acquisitions of $2.6 million and $0.6 million, respectively. On a constant currency basis and excluding the incremental operating expense contributions from CAP and other acquisitions, EMEA operating expenses increased $0.3 million, or 0.6%, during the six months ended December 31, 2015 resulting from the revenue growth during the period.

Our Americas operating expenses increased $36.3 million or 39.4%, to $128.3 million and include incremental operating expense contributions from I&S and other acquisitions of $3.2 million and $26.4 million, respectively. On a constant currency basis and excluding incremental operating expense contributions from I&S and other acquisitions, Americas operating expenses increased $8.8 million, or 11.5%, during the six months ended December 31, 2015 resulting from the revenue growth during the period.

Systems development and programming costs

Three Months Ended December 31, 2015 vs. Three Months Ended December 31, 2014. During the three months ended December 31, 2015, systems development and programming costs (“SD&P”) increased $2.8 million, or 10.9%, to $28.3 million and include incremental SD&P contributions from CAP and other acquisitions of $0.4 million and $1.6 million, respectively. On a constant currency basis and excluding incremental SD&P contributions from CAP and other acquisition, SD&P increased $2.5 million, or 9.7%, during the three months ended December 31, 2015 primarily due to an increase in SD&P expenses in both our Americas and EMEA segments.

Our EMEA SD&P increased $3.9 million, or 29.1%, to $17.1 million and include incremental SD&P contributions from CAP of $0.4 million. On a constant currency basis, and excluding the incremental SD&P contributions from CAP, EMEA SD&P increased $4.8 million, or 36.3%, during the three months ended December 31, 2015 primarily due to increased investment in product development.

Our Americas SD&P increased $1.9 million, or 15.5%, to $14.1 million and include incremental SD&P contributions from other acquisitions of $1.6 million. On a constant currency basis and excluding incremental SD&P contributions from other acquisitions, Americas SD&P for the three months ended December 31, 2015 increased $0.6 million or 5.2% primarily due to an increase in personnel expenses.

Six Months Ended December 31, 2015 vs. Six Months Ended December 31, 2014. During the six months ended December 31, 2015, SD&P increased $5.3 million, or 10.2%, to $56.6 million and include incremental contributions from CAP and other acquisitions of $0.8 million and $3.5 million, respectively. On a constant currency basis and excluding incremental SD&P contributions from CAP and other acquisitions, SD&P increased $4.8 million, or 9.4%, during the six months ended December 31, 2015 primarily due to an increase in SD&P expenses in both our Americas and EMEA segments.

Our EMEA SD&P increased $3.7 million, or 13.6%, to $30.7 million and include incremental SD&P contributions from CAP of $0.8 million. On a constant currency basis, and excluding the incremental SD&P contributions from CAP, EMEA SD&P increased $5.8 million, or 21.5%, during the six months ended December 31, 2015 primarily due to increased investment in product development.

Our Americas SD&P increased $3.1 million, or 12.6%, to $27.4 million and include incremental SD&P contributions from other acquisitions of $3.5 million. On a constant currency basis, and excluding incremental SD&P contributions from other acquisitions, Americas SD&P increased by $0.4 million or 1.8% for the six months ended December 31, 2015 primarily due to an increase in personnel expenses.

Selling, general and administrative expenses

Three Months Ended December 31, 2015 vs. Three Months Ended December 31, 2014. During the three months ended December 31, 2015, selling, general and administrative expenses (“SG&A”) increased $3.4 million, or 4.5%, to $79.0 million and include incremental SG&A contributions from CAP and other acquisitions of $1.9 million and $3.3 million, respectively. On a constant currency basis and excluding incremental SG&A contributions from CAP and other acquisitions, SG&A increased $2.3 million, or 3.1%, primarily due to continued growth in our business, including an increase in legal and other professional fees of $1.4 million, an increase in facilities expenses of $0.4 million, an increase in advertising expenses of $0.4 million and an increase in share-based compensation expense of $2.0 million, partially offset by a decrease in legal fees associated with the Mitchell patent infringement litigation of $2.0 million.

Six Months Ended December 31, 2015 vs. Six Months Ended December 31, 2014. During the six months ended December 31, 2015, selling, general and administrative expenses (“SG&A”) increased $14.5 million, or 9.2%, to $171.9 million and include incremental SG&A contributions from I&S, CAP, and other acquisitions of $0.3 million, $4.8 million, and $6.7 million, respectively. On a constant currency basis and excluding incremental SG&A contributions from I&S, CAP, and other acquisitions, SG&A increased $12.8 million, or 8.3%, primarily due to a one-time special cash award of $10.0 million paid to our chief executive officer, Tony Aquila, in August 2015, an increase in legal and other professional fees of $3.0 million, an increase in facilities and equipment expenses of $1.8 million, and an increase in other administrative expenses of $0.8 million, partially offset by a decrease in legal fees associated with the Mitchell patent infringement litigation of $3.4 million.

Depreciation and amortization

Three Months Ended December 31, 2015 vs. Three Months Ended December 31, 2014. During the three months ended December 31, 2015, depreciation and amortization increased by $5.1 million, or 13.0%, to $44.5 million and includes incremental depreciation and amortization contributions from CAP and other acquisitions of $3.1 million and $3.2 million, respectively. On a constant currency basis and excluding incremental depreciation and amortization contributions from CAP and other acquisitions, depreciation and amortization for the three months ended December 31, 2015 increased $0.3 million, or 0.9%, due to an increase in depreciation expense resulting increased investment in data processing equipment to support ongoing growth.

Six Months Ended December 31, 2015 vs. Six Months Ended December 31, 2014. During the six months ended December 31, 2015, depreciation and amortization increased by $11.6 million, or 15.0%, to $89.0 million and includes incremental depreciation and amortization contributions from I&S, CAP, and other acquisitions of $0.3 million, $7.8 million, and $6.2 million, respectively. On a constant currency basis and excluding incremental depreciation and amortization contributions from I&S, CAP, and other acquisitions, depreciation and amortization for the six months ended December 31, 2015 increased $0.9 million, or 1.3%, due to an increase in depreciation expense resulting increased investment in data processing equipment to support ongoing growth.

We generally amortize intangible assets on an accelerated basis to reflect the pattern in which the economic benefits of the intangible assets are realized.

Restructuring charges, asset impairments and other costs associated with exit and disposal activities

Three Months Ended December 31, 2015 vs. Three Months Ended December 31, 2014. During the three months ended December 31, 2015 and 2014, we incurred restructuring charges, asset impairments and other costs associated with exit and disposal activities of $3.4 million and $0.6 million, respectively.

The restructuring charges, asset impairments and other costs associated with exit and disposal activities incurred during the three months ended December 31, 2015 and 2014, respectively, consist primarily of employee termination benefits related to ongoing restructuring initiatives.

Six Months Ended December 31, 2015 vs. Six Months Ended December 31, 2014. During the six months ended December 31, 2015 and 2014, we incurred restructuring charges, asset impairments and other costs associated with exit and disposal activities of $4.6 million and $2.9 million, respectively.

The restructuring charges, asset impairments and other costs associated with exit and disposal activities incurred during the six months ended December 31, 2015 and 2014, respectively, consist primarily of employee termination benefits related to ongoing restructuring initiatives.

Acquisition and related costs

Three Months Ended December 31, 2015 vs. Three Months Ended December 31, 2014. We incurred acquisition and related costs of $15.0 million and $11.5 million, during the three months ended December 31, 2015 and 2014, respectively.

Acquisition and related costs incurred during the three months ended December 31, 2015 and 2014 consist primarily of contingent purchase consideration that is deemed compensatory in nature and other costs associated with completed acquisitions of $0.8 million and $6.9 million, respectively, and legal and professional fees, incurred in relation to completed and contemplated business combinations and asset acquisitions of $1.1 million and $4.6 million, respectively. Acquisition and related costs for the three months ended December 31, 2015, also include $13.1 million of professional fees and other costs incurred in relation to the pending acquisition of Solera by entities affiliated with Vista Equity Partners.

Six Months Ended December 31, 2015 vs. Six Months Ended December 31, 2014. We incurred acquisition and related costs of $43.0 million and $22.8 million, during the six months ended December 31, 2015 and 2014, respectively.

Acquisition and related costs incurred during the six months ended December 31, 2015 and 2014 consist primarily of contingent purchase consideration that is deemed compensatory in nature and other costs associated with completed acquisitions of $17.3 million and $14.5 million, respectively, and legal and professional fees, incurred in relation to completed and contemplated business combinations and asset acquisitions of $1.0 million and $8.3 million, respectively. Acquisition and related costs for the six months ended December 31, 2015, also include $24.7 million of professional fees and other costs incurred in relation to the pending acquisition of Solera by entities affiliated with Vista Equity Partners.

Interest expense

Three Months Ended December 31, 2015 vs. Three Months Ended December 31, 2014. During the three months ended December 31, 2015, interest expense increased $17.0 million due to the interest expense resulting from the issuance of additional senior unsecured notes in November 2014 and July 2015.

Six Months Ended December 31, 2015 vs. Six Months Ended December 31, 2014. During the six months ended December 31, 2015, interest expense increased $34.0 million due to the interest expense resulting from the issuance of additional senior unsecured notes in November 2014 and July 2015.

We expect that our annual interest expense will increase in fiscal year 2016, as compared to fiscal year 2015, as a result of the issuance of additional unsecured notes in fiscal year November 2014 and July 2015.

Other (income) expense, net

Three Months Ended December 31, 2015 vs. Three Months Ended December 31, 2014. During the three months ended December 31, 2015, other (income) expense, net increased $36.7 million due primarily to a $32.1 million increase in net realized and unrealized gains on derivative financial instruments and a $3.7 million decrease in foreign currency transaction losses during the three months ended December 31, 2015.

Six Months Ended December 31, 2015 vs. Six Months Ended December 31, 2014. During the six months ended December 31, 2015, other expense, net increased $2.6 million due primarily to a $2.3 million increase in net realized and unrealized losses on derivative financial instruments during the six months ended December 31, 2015.

Income tax provision (benefit)

Three Months Ended December 31, 2015 vs. Three Months Ended December 31, 2014. During the three months ended December 31, 2015 and 2014, we recorded an income tax provision (benefit) of $(31.2) million and $1.8 million, respectively. The decrease in the income tax provision is primarily due to the U.S. tax benefit related to the increase in certain expenses during fiscal year 2015. For the three months ended December 31, 2015, the expected tax provision derived from applying the U.S. federal statutory rate to our pre-tax income differed from our recorded income tax provision primarily due to the amount of our pre-tax loss, relative to our income tax expense, nondeductible expenses, and changes in tax law.

Six Months Ended December 31, 2015 vs. Six Months Ended December 31, 2014. During the six months ended December 31, 2015 and 2014, we recorded an income tax provision (benefit) of $(21.9) million and $9.3 million, respectively. The decrease in the income tax provision is primarily due to the U.S. tax benefit related to the increase in certain expenses during fiscal year 2015. For the six months ended December 31, 2015, the expected tax provision derived from applying the U.S. federal statutory rate to our pre-tax income differed from our recorded income tax provision primarily due to the amount of our pre-tax loss, relative to our income tax expense, nondeductible expenses, and changes in tax law.

Our income tax provision for the three and six months ended December 31, 2015 is not necessarily indicative of the effective tax rate that may be expected for fiscal year 2016.

Our tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period.  Our quarterly tax provision is subject to significant variation due to several factors, including variability in accurately predicting our pre-tax income or loss and the mix of jurisdictions to which they relate, changes in how we do business, acquisitions, foreign currency gains (losses), changes in law, and relative changes of expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income or loss

Factors that impact our income tax provision include, but are not limited to, the mix of jurisdictional earnings and varying jurisdictional income tax rates, establishment and release of valuation allowances in certain jurisdictions, permanent differences resulting from the book and tax treatment of certain items, and discrete items. Future changes in tax laws or tax rulings may have a significant adverse impact on our effective tax rate.

As of each reporting date, management considers all evidence, both positive and negative, that could impact our view with regards to future realization of deferred tax assets. As of December 31, 2015 and June 30, 2015, we continue to maintain a valuation allowance on our U.S. deferred tax assets $26.9 million due to the limitation in our ability to utilize foreign tax credit carryforwards prior to the expiration of the carryforward periods.

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

Primarily due to the increase in our U.S. debt service obligations resulting from the issuance of additional unsecured senior notes in the aggregate principal amount of $400.0 million during fiscal year 2015 and the issuance of additional unsecured senior notes in the aggregate principal amount of $850.0 million in July 2015, management concluded that the ability to access certain amounts of foreign earnings would provide greater flexibility to meet domestic cash flow needs without constraining foreign objectives. Accordingly, in fiscal year 2015 we withdrew the permanent reinvestment assertion on $350.0 million of earnings generated by certain of our foreign subsidiaries through fiscal year 2015. We provided for U.S. income taxes on the $350.0 million of undistributed foreign earnings, resulting in the recognition of a deferred tax liability of approximately $123.7 million. During the three and six months ended December 31, 2015, we recognized a deferred income tax expense of $4.5 million and $2.9 million, respectively, related to the impact of fluctuations in foreign currency exchanges rates on the portion of the $350.0 million of unremitted earnings generated prior to fiscal year 2015.
We have not provided for U.S. federal or foreign income taxes, including withholding taxes, on the remaining $840.7 million of undistributed earnings of our foreign subsidiaries as of December 31, 2015. We continue to assert that the $840.7 million of undistributed earnings is permanently reinvested in our foreign operations and have no current plans to repatriate those earnings. If we were to distribute those earnings in the form of dividends or otherwise, we could be subject to both U.S. income and foreign taxes and withholding taxes payable to various foreign countries. It is currently not practicable to compute the residual taxes due on such earnings as we do not know the time or manner in which we would distribute these earnings.

Liquidity and Capital Resources

Our principal sources of cash include cash generated from operations and the proceeds from the issuance of the senior unsecured notes. Our principal uses of cash have been, and we expect them to continue to be, for business combinations, debt service, dividends, stock repurchases, capital expenditures and working capital.

As of December 31, 2015, we had cash and cash equivalents of $470.5 million. At December 31, 2015, our total current and long-term debt obligations were $3.1 billion, consisting of $1.7 billion related to our senior unsecured notes due 2021 (the “2021 Senior Notes”) and $1.4 billion related to our senior unsecured notes due 2023 (the “2023 Senior Notes”).

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

In connection with the pending Merger, the Company commenced cash tender offers for the 2021 Senior Notes and the 2023 Senior Notes (collectively, the "Notes"). Noteholders that validly tender their Notes by January 28, 2016 (the “Early Tender Date”) will receive an amount equal to $1,012.50 per $1,000.00 in principal amount of Notes, which includes an early participation premium of $50.00 per $1,000.00 in principal amount. Noteholders that validly tender their Notes by January 29, 2016 (the “Expiration Date”) will receive an amount equal to $962.50 per $1,000.00 in principal amount of Notes. Consummation of the tender offer and payment for the Notes validly tendered pursuant to the tender offer are subject to the satisfaction of certain conditions, including, but not limited to, the receipt of requisite consents, the consummation of the Merger and financing conditions.

Concurrently with the commencement of the tender offer, the Company commenced the requisite change of control redemption offer for the Notes at a redemption price equal to 101.000% of the principal amount of the notes redeemed, plus accrued and unpaid interest, if any, through the redemption date ("Change of Control Offer").

As of January 6, 2016, the Company has received tenders and consents from holders of $1,680.7 million in aggregate principal amount of the 2021 Senior Notes, representing approximately 99.7% of the total outstanding principal amount of the 2021 Senior Notes, and tenders and consents from holders of $1,413.8 million in aggregate principal amount of the 2023 Notes, representing approximately 99.9% of the total outstanding principal amount of the 2023 Notes.

The Company has received the requisite consents in respect of the Notes to amend the respective indentures governing the Notes. As a result, the Company and the Trustee executed supplemental indentures relating to each of the 2021 Notes and the 2023 Notes on November 20, 2015 ("Supplemental Indentures").  Upon the effectiveness of the Supplemental Indentures, the Company will no longer have an obligation to make the Change of Control Offer.  As a result, the Company terminated the Change of Control Offer.

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

The indentures governing the 2021 Senior Notes and the 2023 Senior Notes contain limited covenants, including those restricting our and our subsidiaries’ ability to incur certain liens, engage in sale and leaseback transactions and consolidate, merge with, or convey, transfer or lease substantially all of our or their assets to, another person, and, in the case of any of our subsidiaries that did not issue or guarantee such notes, incur indebtedness. We are in compliance with the specified covenants of the 2021 Senior Notes and the 2023 Senior Notes at December 31, 2015.

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

In November 2014, our Board of Directors approved a new share repurchase program, replacing the share repurchase program authorized in October 2013, for up to a total of $375 million of our common stock through December 31, 2016. Share repurchases are made from time to time, through an accelerated stock purchase agreement, in open market transactions at prevailing market prices or in privately negotiated transactions. The repurchase program does not require us to purchase any specific number or amount of shares, and the timing and amount of such purchases will be determined by management based upon market conditions and other factors. In addition, the program may be amended or terminated at the discretion of our Board of Directors. Through December 31, 2015, we have repurchased approximately 1.6 million shares for $78.8 million under the share repurchase program approved by our Board of Directors in November 2014.

On December 3, 2015, we paid a quarterly cash dividend with a value of $0.225 per outstanding share of common stock and per outstanding restricted stock unit to our stockholders and restricted stock unit holders of record on November 19, 2015. The aggregate dividend payments for the six months ended December 31, 2015 were $30.5 million.

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

We have not provided for U.S. federal or foreign income taxes, including withholding taxes, on the remaining $840.7 million of undistributed earnings of our foreign subsidiaries as of December 31, 2015. We continue to assert that the $840.7 million of undistributed earnings is permanently reinvested in our foreign operations and have no current plans to repatriate those earnings. If we were to distribute those earnings in the form of dividends or otherwise, we could be subject to both U.S. income and foreign taxes and withholding taxes payable to various foreign countries. It is currently not practicable to compute the residual taxes due on such earnings as we do not know the time or manner in which we would distribute these earnings.

The following summarizes our primary sources and uses of cash in the periods presented (in millions):

	Six Months Ended December 31,
	2015	2014	Change
Operating activities	$(2.0)	$79.9	$(81.9)
Investing activities	(46.7)	(803.3)	756.6
Financing activities	26.0	293.0	(267.0)

Operating activities. The $81.9 million decrease in cash provided by operating activities was primarily attributable to increases in payments of contingent purchase consideration that is considered compensatory in nature and interest payments on our senior unsecured notes.

Investing activities. The $756.6 million decrease in cash used in investing activities was primarily attributable to a decrease in cash used to acquire businesses of $752.9 million and a decrease in capital expenditures of $10.5 million, partially offset by an increase in acquisitions and capitalization of intangible assets of $4.8 million.

Financing activities. The $267.0 million decrease in cash provided by financing activities is primarily attributable to the use of the net proceeds from the issuance of the 2023 Senior Notes in July 2015 of $842.0 million to acquire the remaining equity ownership interest in SRS of $619.8 million and the repayment of the unsecured term loan of $200.0 million, whereas cash provided by financing activities for the six months ended December 31, 2014 includes the net proceeds from the issuance of additional senior unsecured notes of $416.3 million, partially offset by repurchase of approximately 1.5 million shares for $82.8 million under our share repurchase programs.

Off-Balance Sheet Arrangements and Related Party Transactions

As of December 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Certain minority stockholders of our international subsidiaries are also commercial purchasers and users of our software and services. Revenue transactions with all of the individual minority stockholders in the aggregate were less than 10% of our consolidated revenue for the six months ended December 31, 2015 and 2014, respectively, and aggregate accounts receivable from the minority stockholders represent less than 10% of consolidated accounts receivable at December 31, 2015 and June 30, 2015, respectively.

On February 12, 2013, we entered into a Facilities Use Agreement with Aquila Family Ventures, LLC (“AFV"), an entity owned by the family of our Chief Executive Officer, Tony Aquila, pursuant to which we shall pay AFV a fixed annual fee of $140,000 in exchange for our use during calendar year 2013 of certain guest ranch facilities in Wyoming (the "Wyoming Facility"). On December 26, 2013, we executed an amendment to the Facilities Use Agreement with AFV and Chaparral Lane Investment, LLC ("CLI"), an entity owned by our Chief Executive Officer and his family, to (i) add an additional facility in Roanoke, Texas (the "Roanoke Facility") to the Facilities Use Agreement and (ii) increase the fixed annual fee to $170,000 in exchange for our use during calendar year 2014 of the Wyoming Facility. This fee increase is due to increased operating expenses of the Wyoming Facility and an increase in the number of days during which we use the Wyoming Facility. On December 31, 2014, we executed another amendment to the Facilities Use Agreement to: (i) increase the fixed annual fee paid by us to AFV for our use of the Wyoming Facility to $272,250, and (ii) provide for a true-up payment by us to AFV to the extent that our actual use of the Wyoming Facility during a calendar year exceeds the assumed use for that calendar year, which assumed use was a basis for the fixed annual fee. The true-up payment paid by us to AFV for calendar year 2015 was $101,640.

On April 7, 2015, we entered into a Lease Agreement with CLI where we lease the Roanoke Facility. We have been using the Roanoke Facility since 2013 pursuant to the terms of the Facilities Use Agreement. We use the Roanoke Facility for various purposes, including: research and development; global employee meetings, training and team building; and functions intended to foster client, partner and vendor relations as well as business and corporate development. The Lease Agreement provides us with continued, exclusive, long-term rights to use the Roanoke Facility and protects our investment in the improvements to the Roanoke Facility. The Lease Agreement has term of 20 years with an additional five-year extension option. The monthly lease payment is $10,000.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in our consolidated financial statements. On an ongoing basis, we evaluate estimates. We base our estimates on historical experiences and assumptions which we believe to be reasonable under the circumstances. These estimates form the basis for our judgments that affect the amounts reported in the consolidated financial statements. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 to our audited consolidated financial statements for the year ended June 30, 2015 and our critical accounting policies are more fully described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each of which are included in our Annual Report on Form 10-K for the year ended June 30, 2015 filed with the SEC on August 31, 2015. There have been no significant changes in our critical accounting policies and estimates during the six months ended December 31, 2015.

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

Period	Average Euro-to-U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2014	$1.33	$1.67
Quarter ended December 31, 2014	$1.25	$1.58
Quarter ended March 31, 2015	$1.13	$1.52
Quarter ended June 30, 2015	$1.11	$1.53
Quarter ended September 30, 2015	$1.11	$1.55
Quarter ended December 31, 2015	$1.10	$1.52

During the three months ended December 31, 2015 as compared to the three months ended December 31, 2014, the U.S. dollar strengthened against most major foreign currencies we use to transact our business. The average U.S. dollar strengthened versus the Euro by 12.3% and the Pound Sterling by 4.1%, which decreased our revenues and expenses for the three months ended December 31, 2015. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in an increase or decrease, as the case may be, to our revenues of $7.7 million and $15.5 million during the three and six months ended December 31, 2015.

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

•
In March 2015, we entered into a pay fixed Euros / receive fixed U.S. dollars cross-currency swap with a notional amount of €174.8 million. Under the terms of the cross-currency swap, we pay Euro fixed coupon payments at 4.725% and receive U.S. dollar fixed coupon payments at 6.000% on the notional amount. The maturity date of the cross-currency swap is June 15, 2021. The cross-currency swap was designated as a net investment hedge at inception. We report the effective portion of the gain or loss on these hedges as a component of accumulated other comprehensive income (loss) in stockholders' equity and reclassify these gains or losses into earnings when the hedged transaction affects earnings. In October 2015, we de-designated the cross-currency swap as a net investment hedge. Upon de-designation, we recognize changes in the fair value of the cross-currency swap in other (income) expense, net in our consolidated statements of income (loss).

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

•
In July 2015, we entered into two pay fixed Euros / receive fixed U.S. dollars cross-currency swaps, each with a notional amount of €137.0 million. Under the terms of the cross-currency swaps, we pay Euro fixed coupon payments at 5.135% and receive U.S. dollar fixed coupon payments at 6.125% on the notional amount. The maturity date of the cross-currency swaps is November 1, 2018. One of the cross-currency swaps was designated as a net investment hedge at inception and one was not designated as a hedge at inception. We report the effective portion of the gain or loss on the cross-currency swap designated as a net investment hedge as a component of accumulated other comprehensive income (loss) in stockholders' equity and reclassify these gains or losses into earnings when the hedged transaction affects earnings. In October 2015, we de-designated the cross-currency swap as a net investment hedge. Upon de-designation, we recognize changes in the fair value of both cross-currency swaps in other (income) expense, net in our consolidated statements of income (loss).

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

Interest Rate Risk

Our outstanding long-term debt as of December 31, 2015 consists entirely of senior unsecured notes that bear interest at a fixed interest rate. Accordingly, we are not subject to interest rate risk on our indebtedness. However, in November 2014, we entered into a pay floating / received fixed interest rate swap with a notional amount of $400.0 million. Under the terms of the interest rate swap, we pay quarterly floating coupon payments at 3-month LIBOR plus 3.924% and receive semi-annual fixed coupon payments at 6.000%. The maturity date of the interest rate swap is June 15, 2021, although the swap may be terminated at any time effective June 15, 2017 by the counterparty subject to the payment of a cancellation fee. The interest rate swap was not designated as a hedge at inception. We recognize changes in the fair value of the interest rate swap in other (income) expense, net in our consolidated statements of income.

ITEM 4.	CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures and, based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2015 at the reasonable assurance level.

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

Changes in Internal Controls

We did not identify any changes in our internal control over financial reporting that occurred during the second quarter of fiscal year 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Completion of the Merger is subject to the satisfaction of various conditions, including (a) the absence of any law or order prohibiting the Merger or the other transactions contemplated by the Merger Agreement, (b) the accuracy of each party’s representations and warranties (subject to customary materiality qualifiers) and (c) each party’s performance of its obligations and covenants contained in the Merger Agreement. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all. The Merger Agreement contains certain termination rights for both the Company and Parent, including, among others, if the transactions contemplated by the Merger Agreement are not consummated on or before March 15, 2016.

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

•	the ability of Vista and its affiliates to obtain the necessary funds to complete the Merger;

•	the possibility of disruption to our business, including increased costs and diversion of management time and resources;

•	difficulties maintaining business and operational relationships, including relationships with customers, suppliers, and other business partners;

•	the inability to attract and retain key personnel pending consummation of the Merger;

•	the inability to pursue alternative business opportunities or make changes to our business pending the completion of the Merger;

•	the requirement to pay a termination fee of $114.4 million and/or reimburse Parent’s expenses up to $5.0 million if we terminate the agreement governing the Merger under certain circumstances;

•	developments beyond our control including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Merger;

•	potential disputes between us and Vista regarding satisfaction of or compliance with the terms and conditions of the Merger Agreement; and

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

We derive a substantial portion of our revenues from sales to large insurance companies and collision repair facilities that have relationships with these insurance companies. During the six months ended December 31, 2015, we derived 14.7% of our revenues from our ten largest insurance company customers. The largest three of these customers accounted for 2.9%, 2.6%, and 2.3%, respectively, of our revenues during the six months ended December 31, 2015. A loss of one or more of these customers would result in a significant decrease in our revenues, including the business generated by collision repair facilities associated with those customers. Furthermore, many of our arrangements with European customers are terminable by them on short notice or at any time. In addition, disputes with customers may lead to delays in payments to us, terminations of agreements or litigation. Additional terminations or non-renewals of customer contracts or reductions in business from our large customers would harm our business, financial condition and results of operations.

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

We derive most of our revenues, and incur most of our costs, in currencies other than the U.S. dollar, mainly the Euro. In our historical financial statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period for our consolidated statement of income and certain components of stockholders’ equity or the exchange rate at the end of that period for the consolidated balance sheet. These translations resulted in a net foreign currency translation adjustment of $24.1 million and $99.1 million for the six months ended December 31, 2015 and 2014, respectively, which are recorded as a component of accumulated other comprehensive income (loss) in the stockholders' equity. Ongoing global economic conditions have impacted currency exchange rates.

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

Period	Average Euro-to-U.S. Dollar Exchange Rate	Average Pound Sterling-to-U.S. Dollar Exchange Rate
Quarter ended September 30, 2014	$1.33	$1.67
Quarter ended December 31, 2014	$1.25	$1.58
Quarter ended March 31, 2015	$1.13	$1.52
Quarter ended June 30, 2015	$1.11	$1.53
Quarter ended September 30, 2015	$1.11	$1.55
Quarter ended December 31, 2015	$1.10	$1.52

During the three months ended December 31, 2015 as compared to the three months ended December 31, 2014, the U.S. dollar strengthened against most major foreign currencies we use to transact our business. The average U.S. dollar strengthened versus the Euro by 12.3% and the Pound Sterling by 4.1%, which decreased our revenues and expenses for the three months ended December 31, 2015. A hypothetical 5% increase or decrease in the U.S. dollar versus other currencies in which we transact our business would have resulted in an increase or decrease, as the case may be, to our revenues of $7.7 million and $15.5 million during the three and six months ended December 31, 2015.

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

•
In November 2014, we entered into a pay fixed Euros / receive fixed U.S. dollars cross-currency swap with a notional amount of €401.6 million. Under the terms of the cross-currency swap, we pay Euro fixed coupon payments at 4.993% and receive U.S. dollar fixed coupon payments at 6.000% on the notional amount. The maturity date of the cross-

currency swap is June 15, 2021. The cross-currency swap was not designated as a hedge at inception. We recognize changes in the fair value of the cross-currency swap in other (income) expense, net in our consolidated statements of income (loss).

•
In March 2015, we entered into a pay fixed Euros / receive fixed U.S. dollars cross-currency swap with a notional amount of €174.8 million. Under the terms of the cross-currency swap, we pay Euro fixed coupon payments at 4.725% and receive U.S. dollar fixed coupon payments at 6.000% on the notional amount. The maturity date of the cross-currency swap is June 15, 2021. The cross-currency swap was designated as a net investment hedge at inception. We report the effective portion of the gain or loss on these hedges as a component of accumulated other comprehensive income (loss) in stockholders' equity and reclassify these gains or losses into earnings when the hedged transaction affects earnings. In October 2015, we de-designated the cross-currency swap as a net investment hedge. Upon de-designation, we recognize changes in the fair value of the cross-currency swap in other (income) expense, net in our consolidated statements of income (loss).

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

•
In July 2015, we entered into two pay fixed Euros / receive fixed U.S. dollars cross-currency swaps, each with a notional amount of €137.0 million. Under the terms of the cross-currency swaps, we pay Euro fixed coupon payments at 5.135% and receive U.S. dollar fixed coupon payments at 6.125% on the notional amount. The maturity date of the cross-currency swaps is November 1, 2018. One of the cross-currency swaps was designated as a net investment hedge at inception and one was not designated as a hedge at inception. We report the effective portion of the gain or loss on the cross-currency swap designated as a net investment hedge as a component of accumulated other comprehensive income (loss) in stockholders' equity and reclassify these gains or losses into earnings when the hedged transaction affects earnings. In October 2015, we de-designated the cross-currency swap as a net investment hedge. Upon the de-designation, we recognize changes in the fair value of both cross-currency swaps in other (income) expense, net in our consolidated statements of income (loss).

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

•
Automobile Usage: Several factors can influence miles driven including gasoline prices and economic conditions. According to industry sources, for calendar year 2014, cumulative miles driven in the United States increased by 2.6% compared to the same period in the prior year. Fewer miles driven can result in fewer automobile accidents, which can reduce the transaction-based fees that we generate.

We may engage in acquisitions, joint ventures, dispositions or similar transactions that could disrupt our operations, cause us to incur substantial expenses, result in dilution to our stockholders and harm our business or results of operations.

Our growth is dependent upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. We have addressed and will continue to address the need to introduce new products both through internal development and through acquisitions of other companies and technologies that would complement or extend our business or enhance our technological capability. In fiscal year 2015, we acquired six businesses, including I&S and CAP, and substantially all of the assets of another business. In fiscal year 2016 to date, we acquired one business, substantially all of the assets of another business and the remaining 50% equity ownership interest in SRS.

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

We have a significant amount of indebtedness. As of December 31, 2015, our indebtedness, including current maturities, was $3.1 billion, which consists of $1.7 billion related to the 2021 Senior Notes and $1.4 billion related to the 2023 Senior Notes.

During the six months ended December 31, 2015, our aggregate interest expense was $90.6 million. Cash paid for interest during the three months ended December 31, 2015 was $93.6 million. As a result of our issuance of additional unsecured senior notes in November 2014 and July 2015, we expect our interest expense and cash interest expense to increase in fiscal year 2016 as compared to fiscal year 2015.

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
Pursuant to agreements entered into prior to the CSG Acquisition, the noncontrolling stockholders of certain of our majority-owned subsidiaries have the right to require us to redeem their shares at the then fair market value. For financial statement reporting purposes, the estimated fair market value of these redeemable noncontrolling interests was $80.8 million at December 31, 2015.

We are active in over 75 countries, where we are subject to country-specific risks that could adversely impact our business and results of operations.

During the six months ended December 31, 2015, we generated approximately 50% of our revenues outside the U.S. and we expect revenues from non-U.S. markets to continue to represent a majority of our total revenues. Business and operations in individual countries are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, currency exchange controls and repatriation of earnings. Our results are also subject to the difficulties of coordinating our activities across over 75 different countries. Furthermore, our business strategy includes expansion of our operations into new and developing markets, which will require even greater international coordination, expose us to additional local government regulations and involve markets in which we do not have experience or established operations. In addition, our operations in each country are vulnerable to changes in socio-economic conditions and monetary and fiscal policies, intellectual property protection disputes, the settlement of legal disputes through foreign legal systems, the collection of receivables through foreign legal systems, exposure to possible expropriation or other governmental actions, unsettled political conditions, possible terrorist attacks and pandemic disease. These and other factors may harm our operations in those countries and therefore our business, financial condition and results of operations.

We have a large amount of goodwill and other intangible assets as a result of acquisitions. Our earnings will be harmed if we suffer an impairment of our goodwill or other intangible assets.

We have a large amount of goodwill and other intangible assets and are required to perform an annual, or in certain situations a more frequent, assessment for possible impairment for accounting purposes. At December 31, 2015, we had goodwill and other intangible assets of $2.8 billion, or approximately 75% of our total assets. If we do not achieve our planned operating results or other factors impair these assets, we may be required to incur a non-cash impairment charge. Any impairment charges in the future will adversely affect our results of operations.

We may incur significant restructuring and severance charges in future periods, which would harm our operating results and cash position or increase debt.

We incurred restructuring charges of $4.6 million and $2.9 million during the six months ended December 31, 2015 and 2014, respectively. These charges consist primarily of relocation and termination benefits paid or to be paid to employees, lease obligations associated with vacated facilities and other costs incurred related to our restructuring initiatives. As of December 31, 2015, our remaining restructuring and severance obligations associated with these restructuring initiatives were $0.2 million.

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

On November 17, 2015, a duplicative action was filed in the Court of Chancery of the State of Delaware against our directors on behalf of the same putative class of the Company’s stockholders, alleging similar claims for breach of fiduciary duty and challenging the merger and the disclosures relating to the merger.   On December 23, 2015, the defendants filed a motion to dismiss this action.  That motion remains pending.  The defendants deny any wrongdoing in connection with the merger and plan to defend vigorously against the claims set forth in these actions.

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

Our foreign subsidiaries generate earnings that are not subject to U.S. income taxes so long as they are permanently reinvested in our operations outside of the U.S. Pursuant to ASC Topic No. 740-30 (formerly APB 23), undistributed earnings of foreign subsidiaries that are no longer permanently reinvested would become subject to deferred income taxes under U.S. tax law. In determining if the undistributed earnings of our foreign subsidiaries are permanently reinvested, we consider the following: (i) the forecasts, budgets and cash requirements of our U.S business and our foreign subsidiaries, both for the short and long term; (ii) the tax consequences of any decision to reinvest foreign earnings, including any changes in U.S. income tax law relating to the treatment of these undistributed foreign earnings; and (iii) any U.S. and foreign government programs or regulations relating to the repatriation of these unremitted earnings. In fiscal year 2015, we have concluded that $350.0 million of our foreign earnings are no longer permanently reinvested, and we have recognized a deferred income taxes on these earnings. If we initiate actions to repatriate these unremitted earnings and precipitate payments of U.S. income taxes, such payments could materially adversely affect our liquidity. We continue to assert that the remaining $840.7 million of undistributed earnings generated through December 31, 2015 is permanently reinvested in our foreign operations and have no current plans to repatriate those earnings.

We began paying dividends in fiscal year 2010 and we may not be able to pay dividends on our common stock and restricted stock units in the future; as a result, your only opportunity to achieve a return on your investment may be if the price of our common stock appreciates.

We began paying quarterly cash dividends to holders of our outstanding of common stock and restricted stock units in the quarter ended September 30, 2009. On January 28, 2016, we announced that the Audit Committee of our Board of Directors approved the payment of a quarterly dividend of $0.225 per share of outstanding common stock and per outstanding restricted stock unit. The dividends are payable on the earlier of the closing date of the Merger or March 1, 2016 to stockholders and restricted stock unit holders of record at the close of business on February 11, 2016. Any determination to pay dividends in future periods will be at the discretion of our Board of Directors. Our ability to pay dividends to holders of our common stock and restricted stock units in future periods may be limited by restrictive covenants under the indenture for the senior unsecured notes. As a result, your only opportunity to achieve a return on your investment in us could be if the market price of our common stock appreciates and you sell your shares at a profit. We cannot assure you that the market price for our common stock will ever exceed the price that you pay.

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

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
October 2013 Share Repurchase Program
October 2013 (Authorized Amount)	—	$—	—	$200,000
November 2013	136	$64.73	136	$191,183
December 2013	14	$68.43	14	$190,236
January 2014	—	$—	—	$190,236
February 2014	250	$66.91	250	$173,503
March 2014	50	$66.74	50	$170,165
April 2014	—	$—	—	$170,165
May 2014	153	$66.45	153	$159,974
June 2014	195	$65.61	195	$147,171
July 2014	—	$—	—	$147,171
August 2014	35	$60.81	35	$145,051
September 2014	465	$60.58	465	$116,865
Total	1,298	$64.03	1,298	$116,865
November 2014 Share Repurchase Program
November 2014 (Authorized Amount)				$375,000
November 2014	350	$53.38	350	$356,316
December 2014	696	$48.55	696	$322,535
January 2015	157	$47.86	157	$314,495
February 2015	137	$54.31	137	$307,040
March 2015	66	$51.51	66	$303,640
May 2015	150	$49.91	150	$296,153
June 2015	—	$—	—	$296,153
July 2015	—	$—	—	$296,153
August 2015	—	$—	—	$296,153
September 2015	—	$—	—	$296,153
October 2015	—	$—	—	$296,153
November 2015	—	$—	—	$296,153
December 2015	—	$—	—	$296,153
Total	1,556	$50.66	1,556	$296,153

ITEM 6.	EXHIBITS.

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tony Aquila, Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Renato Giger, Chief Financial Officer and Treasurer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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
January 28, 2016